Form 10-Q
period 2006-09-30
Fuel Systems Solutions, Inc.
filed 2006-11-09
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-32999

FUEL SYSTEMS SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3960974
(State of Incorporation)	(IRS Employer I.D. No.)

3030 South Susan Street, Santa Ana, CA 92704

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (714) 656-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2006:

15,126,485 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I–FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,707	$27,110
Accounts receivable less allowance for doubtful accounts of $3,691 and $3,194	44,243	37,447
Inventories:
Raw materials and parts	34,240	22,349
Work-in-process	2,658	1,256
Finished goods	18,524	9,926

Total inventories	55,422	33,531
Other current assets	7,027	4,475
Related party receivables	2,833	3,306
Deferred tax assets	1,957	1,097

Total current assets	125,189	106,966

Equipment and leasehold improvements:
Dies, molds and patterns	7,755	7,196
Machinery and equipment	15,825	16,599
Office furnishings and equipment	7,498	9,818
Automobiles and trucks	1,271	1,043
Leasehold improvements	3,091	3,649

	35,440	38,305
Less accumulated depreciation and amortization	16,727	24,231

Net equipment and leasehold improvements	18,713	14,074
Goodwill	38,530	36,338
Intangible assets, net	10,411	11,009
Investment in affiliates	1,324	1,387
Other assets	2,008	3,501
Non-current related party receivable	3,578	3,570

Total Assets	$199,753	$176,845

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,466	$34,427
Other accrued expenses	21,141	17,836
Current revolving lines of credit	3,356	6,248
Current maturities of term loans	3,060	2,634
Current maturities of capital leases	340	278
Related party payables	3,733	4,925

Total current liabilities	68,096	66,348
Term loans	6,325	7,688
Capital leases	770	774
Other liabilities	4,395	3,679
Minority interest	4,244	3,152
Deferred tax liabilities	6,876	6,918

Total liabilities	90,706	88,559

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares 15,126,485 issued and outstanding at September 30, 2006 and 14,451,396 issued and outstanding at December 31, 2005	15	14
Additional paid-in capital	198,648	192,070
Shares held in treasury	(537)	(616)
Accumulated deficit	(93,146)	(101,560)
Accumulated other comprehensive income (loss)	4,067	(1,622)

Total stockholders’ equity	109,047	88,286

Total Liabilities and Stockholders’ Equity	$199,753	$176,845

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$55,437	$49,073	$168,677	$122,683
Costs and expenses:
Cost of revenue	39,784	36,791	125,411	93,320
Research and development expense	2,156	2,488	6,277	6,503
Selling, general and administrative expense	6,283	7,293	17,475	19,850
Amortization of intangible assets	463	1,905	1,362	1,905
Acquired in-process technology	—	129	—	204

Total costs and expenses	48,686	48,606	150,525	121,782

Operating income	6,751	467	18,152	901
Other income (expense), net	203	(35)	(1,000)	936
Interest expense, net	(71)	(126)	(342)	(506)

Income before income taxes and equity share in income of unconsolidated affiliates	6,883	306	16,810	1,331
Equity share in (loss) income of unconsolidated affiliates	(7)	138	439	990
Income tax expense	(2,737)	(9,282)	(7,447)	(11,649)

Income (loss) before minority interests and cumulative effect of a change in accounting principle	4,139	(8,838)	9,802	(9,328)
Minority interest in income of consolidated subsidiaries	702	264	1,388	783

Income (loss) before cumulative effect of a change in accounting principle	3,437	(9,102)	8,414	(10,111)
Cumulative effect of a change in accounting principle	—	(117)	—	(117)

Net income (loss)	$3,437	$(9,219)	$8,414	$(10,228)

Net income (loss) per share before cumulative effect of a change in accounting principle:
Basic	$0.23	$(0.63)	$0.57	$(0.77)

Diluted	$0.22	$(0.63)	$0.55	$(0.77)

Per share effect of the cumulative effect of a change in accounting principle:
Basic	$—	$(.01)	$—	$(0.01)

Diluted	$—	$(.01)	$—	$(0.01)

Net income (loss) per share:
Basic	$0.23	$(0.64)	$0.57	$(0.78)

Diluted	$0.22	$(0.64)	$0.55	$(0.78)

Number of shares used in per share calculation:
Basic	15,102	14,339	14,791	13,168

Diluted	15,394	14,339	15,173	13,168

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Net income (loss)	8,414	(10,228)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for doubtful accounts	398	106
Provision for inventory reserve	2,014	890
Equity share in (loss) income of unconsolidated affiliates	(439)	(990)
Minority interest	1,388	781
Unrealized loss (gain) on foreign exchange	935	(1,035)
Loss on disposal of asset	56	28
Depreciation and amortization	2,935	4,161
Stock–based compensation expense	1,019	1,776
Acquired in-process technology	—	204
Amortization of intangibles	1,364	1,905
(Increase) decrease in accounts receivable	(4,927)	1,536
Increase in inventory	(22,112)	(201)
Decrease (increase) in other current assets	(1,792)	(801)
Increase (decrease) in accounts payable	222	(6,456)
(Decrease) increase in accrued expenses	1,835	4,240
Decrease in other long-term assets	1,830	2,397
Decrease in other liabilities	(583)	(630)
Dividends from unconsolidated affiliates	747	—
(Decrease) increase in deferred income taxes	(1,279)	8,507

Net cash (used in) provided by operating activities	(7,975)	6,190

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(6,605)	(2,464)
Business acquisition cost—BRC, net of cash acquired	—	(9,236)
Purchase of intangible assets	—	(191)

Net cash used in investing activities	(6,605)	(11,891)

Cash flows from financing activities:
Decrease in revolving line of credit	(2,942)	(3,866)
Payments on term loans	(1,627)	(1,396)
Proceeds from exercise of stock options and warrants	5,560	—
Sale (acquisition) of common shares held in trust	80	(89)
Payment of capital lease obligations	(271)	—
Proceeds from issuance of common stock	—	25,743
Dividends paid to minority interests in consolidated subsidiaries	(743)	—

Net cash provided by financing activities	57	20,392

Net increase (decrease) in cash	(14,523)	14,691
Effect of exchange rate changes on cash	1,120	(844)

Net increase (decrease) in cash and cash equivalents	(13,403)	13,847
Cash and cash equivalents at beginning of period	27,110	8,418

Cash and cash equivalents at end of period	$13,707	$22,265

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Issuance of 2,549,142 shares of common stock in connection with BRC acquisition at a price of $11.48	—	$29,264
Acquisition of equipment under capital lease	$323	$73

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(Unaudited)

1.	Basis of Presentation

On August 23, 2006, the stockholders of IMPCO Technologies, Inc. (“IMPCO”) adopted the Agreement and Plan of Reorganization (the “Agreement”), dated June 27, 2006, by and among IMPCO, Fuel Systems Solutions, Inc. (“Fuel Systems” or the “Company”) and IMPCO Merger Sub, Inc. The reorganization was consummated on the adoption date. In accordance with the Agreement, as described in previous reports, IMPCO became a wholly-owned subsidiary of the Fuel Systems and (i) every two shares of common stock of IMPCO were exchanged for one whole share of common stock of Fuel Systems, (ii) in lieu of issuing any fractional shares of Fuel Systems’ common stock to which any stockholder might otherwise be entitled, such stockholder was granted the right to receive cash (without interest), (iii) all outstanding warrants to purchase IMPCO common stock became warrants to purchase one whole share of Fuel Systems’ common stock for every two shares of IMPCO common stock subject to such warrant, with any resultant fractional shares adjusted pursuant to the terms of the applicable warrant, at an exercise price equal to two times the exercise price of such warrant immediately prior to the reorganization and (iv) all outstanding options to purchase IMPCO common stock became options to purchase one whole share of Fuel Systems’ common stock for every two shares of IMPCO common stock subject to such option, with any resultant fractional shares rounded-up to the nearest whole number, at an exercise price equal to two times the exercise price of such option immediately prior to the reorganization.

The common stock of Fuel Systems began trading on the NASDAQ Global Market under the symbol “FSYS” on August 25, 2006. As a result of the reorganization, the common stock of IMPCO, which was previously listed under the symbol “IMCO,” ceased to trade on the Nasdaq Global Market.

The post-reorganization consolidated financial statements of Fuel Systems presented herein are presented on the same basis as and can be compared to the consolidated financial statements reported in IMPCO’s prior quarterly and annual reports filed with the SEC. All share numbers and per-share amounts are stated for Fuel Systems and have given effect to the two-for-one exchange of IMPCO stock into Fuel Systems stock that was effected pursuant to the reorganization, except where noted. The accompanying condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements included in IMPCO’s 2005 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended September 30, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in IMPCO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The condensed consolidated financial statements of Fuel Systems as of September 30, 2006 and 2005 include the accounts of the Company and its wholly owned subsidiaries IMPCO and BRC, as well as IMPCO’s wholly owned subsidiaries, IMPCO Technologies Fuel Systems, Pty. Limited, which we refer to as IMPCO Australia, IMPCO Tech Japan K.K., which we refer to as IMPCO Japan, and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which we refer to as IMPCO Mexicano, its 51%-owned subsidiary IMPCO-BERU Technologies B.V., which we refer to as IMPCO BV and its 50% share in joint ventures Minda IMPCO Limited which we refer to as MIL and IMPCO-BRC Mexicano, which we refer to as IBMexicano. In March 2006, the Company and its 50% joint venture partner agreed to dissolve and liquidate IBMexicano. IBMexicano closed its facility on June 8, 2006 and expects to complete the process of liquidating its assets by the end of June, 2007. In addition, the Company converted its joint venture in MIL into a distributorship and sold its 50% share to the other 50% owner in April 2006 for immaterial consideration. On March 31, 2005, the Company had completed the acquisition of the remaining 50% of BRC, and, accordingly, the Company had consolidated the balance sheet of BRC as of March 31, 2005 and the statement of operations beginning with the quarter ended June 30, 2005. The Company used the equity method to recognize its share in the net earnings or losses of BRC during the first quarter of 2005, its share in the net losses of IBMexicano during all of 2005 and during the three and six months ended June 30, 2006, and its share in the net losses of MIL during all of 2005 and January through April 2006 in the consolidated statement of operations. The following table details the Company’s ownership interests and methods of accounting for its various international affiliates:

Entity	Location	Ownership Interest	Method of Accounting
IMPCO US	United States	100%	Fully Consolidated
BRC*	Italy	100%	Fully Consolidated
IMPCO Australia	Australia	100%	Fully Consolidated
IMPCO Japan	Japan	100%	Fully Consolidated
IMPCO Mexicano	Mexico	100%	Fully Consolidated
IMPCO BV	Netherlands	51%	Fully Consolidated
IBMexicano (dissolved June 2005)	Mexico	50%	Equity Method
MIL (Sold April 2006)	India	50%	Equity Method

*	The following table details the entities that are either consolidated or accounted for by the equity method within BRC:

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(Unaudited)

Entity	Location	Ownership Interest	Method of Accounting
MTM SrL.	Italy	100.00%	Fully Consolidated
BRC Argentina S.A.	Argentina	98.40%	Fully Consolidated
BRC Brasil S.A.	Brazil	99.99%	Fully Consolidated
NG LOG Armazen Gerais Ltda.	Brazil	99.99%	Fully Consolidated
MTE SrL.	Italy	50.00%	Equity Method
WMTM Equipamento de Gases Ltd.	Brazil	50.00%	Equity Method
Jehin Engineering Ltd.	S. Korea	13.59%	Equity Method

All intercompany transactions have been eliminated in consolidation.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2006, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt FIN 48 on January 1, 2007. The Company is currently evaluating FIN 48 and the impact it may have on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS 157 and the impact it may have on its consolidated results of operations and financial condition.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

2.	Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	September 30, 2006 (unaudited)	December 31, 2005
(a) Revolving promissory note - LaSalle Business Credit, LLC	$754	$6,248
(b) Revolving lines of credit - various Italian banks	2,602	—
(c) Term loan - Unicredit Banca Medio Credito S.p.A.	8,247	9,428
(d) Term loan - Italian Ministry of Industry	762	779
(e) Other loans	376	115
(f) Capital leases	1,110	1,052

	13,851	17,622
Less: current portion	6,756	9,160

Non-current portion	$7,095	$8,462

(a)	Senior Credit Facility – LaSalle Business Credit, LLC

On July 18, 2003, IMPCO entered into a revolving senior credit facility with LaSalle Business Credit, LLC (“LaSalle”) for a maximum amount of $12.0 million bearing interest at a rate per annum of prime plus 1%. On March 29, 2005, IMPCO and LaSalle mutually agreed to reduce the maximum borrowing amount under the senior credit facility to $9.0 million and extended the loan agreement one additional year to July 18, 2007. As a guarantee of performance under this loan, IMPCO has granted a security interest in all its assets to LaSalle. The Company assumed all of IMPCO’s obligations under this agreement in connection with the reorganization. Our availability under this facility is determined by a percentage of eligible accounts receivable and inventory balances as defined by the asset-based lending agreement. As of September 30, 2006, approximately $0.8 million was outstanding under the senior credit facility and approximately $7.4 million was unused and available. The interest rate under the senior credit facility, was 9.25% at September 30, 2006 and 8.25% at December 31, 2005. Approximately, $10,000 and $0.1 million, respectively, were recognized as interest expense in the three and nine months ended September 30, 2006. On August 2, 2006, LaSalle amended certain covenants to provide that the Company would maintain IMPCO US, minimum pre-tax income of not less than $2.8 million, $3.5 million, and $1.4 million for three consecutive fiscal quarters ending June 30, 2006, September 30, 2006 and December 31, 2006, respectively. In addition, the Company and LaSalle agreed that as long as no event of default has occurred or is continuing and the Company’s average excess availability under the senior credit facility is $2.5 million or greater, the IMPCO US minimum pre-tax income covenant and the world-wide IMPCO Operations minimum tangible net worth covenant will not be measured during that quarter. Effective September 30, 2006, the Company further amended the agreement, revising the covenant related to capital expenditures. The current covenant limits capital expenditures within any four successive quarters to $4.5 million for IMPCO US, and $6.5 million as to world-wide IMPCO Operations.

(b)	Revolving lines of Credit – Various Italian Banks

BRC has lines of commercial credit secured by customer account receivable drafts with four different Italian banks. The total amount available for borrowing under these lines of credit was $11.7 million at September 30, 2006 (using the exchange rate as of that date), of which $2.6 million was outstanding. The annual interest rate under each of these lines of credit is based on three-month EURIBOR plus 1% which was 4.4% at September 30, 2006. These lines of credit are callable on demand.

In addition, at September 30, 2006, BRC had unsecured lines of credit with the same four Italian banks providing for availability of approximately $1.1 million (using the exchange rate as of that date), with no borrowings outstanding. The annual interest rate under each of these lines of credit is based on three-month EURIBOR plus 4% which was 7.4% at September 30, 2006. These lines of credit are also callable on demand.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(c)	Term Loan – Unicredit Banca Medio Credito S.p.A.

On December 2, 2004, MTM SrL. (“MTM”) entered into a five-year unsecured loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the . The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004 (see (g) below). The payment terms are such that MTM will pay approximately $0.6 million on a quarterly basis throughout the term of the loan and interest based on the three-month EURIBOR rate plus 1% per annum, which was 4.4% at September 30, 2006. At September 30, 2006, the amount outstanding was $8.2 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is not allowed to remit dividends based on income for the years 2004 and 2005 during the term of the term loan agreement. The amount of income restricted for 2005 amounted to $5.6 million. In addition, MTM is required to maintain net assets of at least $24 million. At September 30, 2006, MTM was in compliance with these requirements.

(d)	Term Loans – Italian Ministry of Industry

In 1998 and 2002, BRC entered into unsecured loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and for research and development expenditures. The 1998 loan was paid off in January 2006. The 2002 loan is repayable through annual installments through 2011 at a subsidized rate of 3.25%. At September 30, 2006, approximately $0.8 million was owed under this remaining 2002 agreement.

(e)	Other loans

In June and July of 2006, the Company financed, through a third-party lender, certain insurance policies for a total of approximately $0.8 million, which are payable within a year from the date of financing. At September 30, 2006, the balance of these outstanding loans totaled approximately $0.4 million bearing interest at annual rates of 6.4% to 7.4%.

(f)	Capital leases

Capital leases consist primarily of equipment leases for the U.S. operations. The Company added approximately $0.3 million to capital leases in the first nine months of 2006.

(g)	Term Loan—MTM SrL.

On December 23, 2004 IMPCO entered into a loan agreement with MTM pursuant to which it borrowed $22.0 million the “MTM Loan”). The loan proceeds were used to retire all debts and related obligations the Company had incurred pursuant to a Securities Purchase Agreement dated July 18, 2003 with Bison Capital Structured Equity Partners, LLC. The Company assumed all of IMPCO’s obligations under the MTM Loan in connection with the reorganization. The MTM Loan carries an interest rate equal to three-month EURIBOR plus 1.5% per annum, which was approximately 4.9% at of September 30, 2006. The MTM Loan matures on December 31, 2009 and will be repaid in quarterly installments beginning April 1, 2005, each payment in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with a $5.0 million “balloon payment” of the remaining unpaid principal due on December 31, 2009 along with any unpaid interest. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of Mariano Costamagna, the Company’s Chief Executive Officer, is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if the Company materially breaches his employment agreement or upon written notice of any other default under the agreement. Also, Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM Loan. In return for Messrs. Costamagnas’ guarantee, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. If the Company fails to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, Messrs. Costamagna may require the Company to reimburse them for their payments as guarantors, or they may take possession of the Company’s equity interest in BRC, or both. If Messrs. Costamagna were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, the Company would lose its rights to participate in BRC’s earnings and assets. This would have a material adverse effect upon the Company’s consolidated earnings and the Company’s consolidated financial position.

The MTM Loan agreement contains restrictive covenants limiting the Company’s ability to: (a) incur additional indebtedness other than unsecured trade credit, capital leases and additional indebtedness pursuant to the senior credit facility with LaSalle; (b) merge, consolidate or sell the Company’s assets; (c) purchase, retire or redeem the Company’s capital stock; and (d) make capital expenditures in excess of $2.5 million in any fiscal year as of September 30, 2006. On August 2, 2006, the Company agreed with MTM to amend the MTM loan covenants such that we are permitted to make capital expenditures not to exceed $5.0 million for the fiscal year ending December 31, 2006 and $3.0 million per fiscal year thereafter. The Company was in compliance with all the covenants in the MTM loan and other related terms and conditions. For purposes of balance sheet presentation, the September 30, 2006 outstanding balance of $18.1 million has been eliminated upon consolidation of BRC financial statements with those of IMPCO.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

Derivative Financial Instruments

On January 5, 2005, the Company’s then 50% owned affiliate, BRC, initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the $22.0 million loan entered into on December 22, 2004 between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to effectively and fully hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact our consolidated financial results either favorably or unfavorably. The Company concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the Company recognized gains of approximately $0.4 million in the nine months ended September 30, 2006 (with essentially $0 gain or loss in the three months then ended). For the three and nine months ended September 30, 2005, unrealized foreign exchange losses under this contract were recognized of approximately $0.1 million and $0.7 million, respectively. These amounts are classified on the condensed consolidated statements of operations as part of other income (expense), net. The Company has recorded the fair value of this derivative, which amounted to a $0.2 million liability at September 30, 2006.

The MTM loan agreement will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. BRC records the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. For the nine months ended September 30, 2006, the Company recognized a foreign exchange loss of approximately $1.3 million in other expense, and for the nine months ended September 30, 2005, the Company recognized foreign exchange gain of approximately $2 million.

3.	Earnings (Loss) Per Share

The following table sets forth the computation of unaudited basic and diluted earnings (loss) per share (dollar amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Income (loss) before cumulative effect of a change in accounting principle	$3,437	$(9,102)	$8,414	$(10,111)
Cumulative effect of a change in accounting principle	—	(117)	—	(117)

Net income (loss)	$3,437	$(9,219)	$8,414	$(10,228)

Denominator:
Denominator for basic earnings per share - weighted average number of shares	15,102,365	14,339,291	14,791,334	13,167,643
Effect of dilutive securities:
Employee stock options	224,602	—	279,395	—
Warrants	62,367	—	100,729	—
Unvested restricted stock	5,089	—	2,040	—

Dilutive potential common shares	15,394,423	14,339,291	15,173,498	13,167,643
Basic income (loss) per share:
Income (loss) per share before cumulative effect of a change in accounting principle	$0.23	$(0.63)	$0.57	$(0.77)
Per share effect of cumulative effect of a change in accounting principle	—	(0.01)	—	(0.01)

Net income (loss) per share	$0.23	$(0.64)	$0.57	$(0.78)

Diluted income (loss) per share:
Income (loss) per share before cumulative effect of a change in accounting principle	$0.22	$(0.63)	$0.55	$(0.77)
Per share effect of cumulative effect of a change in accounting principle	—	(0.01)	—	(0.01)

Net income (loss) per share	$0.22	$(0.64)	$0.55	$(0.78)

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

For the nine months ended September 30, 2006, options to purchase approximately 8,653 shares of common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the nine months ended September 30, 2005, options to purchase 1,464,528 shares of common stock and warrants to acquire 387,500 shares of common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

4.	Comprehensive Income

The components of unaudited comprehensive income for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$3,437	$(9,219)	$8,414	$(10,228)
Foreign currency translation adjustment	758	409	5,689	(1,611)

Comprehensive income (loss)	$4,195	$(8,810)	$14,103	$(11,839)

5.	Business Segment Information

Business Segments. The Company previously presented its operations in three business segments: U.S. Operations, International Operations and BRC Operations. On August 23, 2006, the stockholders of IMPCO adopted the Agreement and Plan of Reorganization such that IMPCO and BRC became separate, stand-alone operating entities and wholly owned subsidiaries of Fuel Systems (see note 1). Therefore, the Company’s management believes that presentation of its results in two business segments, IMPCO Operations and BRC Operations, is more appropriate based on management’s view of the Company going forward.

Under the Company’s new system of reporting operations, IMPCO Operations manufactures and sells products for use primarily in the industrial market through its U.S. and foreign facilities and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. This new operating segment is a combination of the previously-reported U.S. Operations and International Operations segments. BRC Operations manufactures and sells products for use primarily in the transportation market through its foreign facilities and distribution channels. Corporate expenses consist of general and administrative expenses at the corporate level, which became the Fuel Systems Solutions level after the reorganization. Intercompany sales between IMPCO Operations and BRC Operations have been eliminated in the results reported.

Financial Information by Business Segment. Revenue and operating income (unaudited) for the Company’s business segments for the three and nine months ended September 30, 2006 and 2005 (in thousands) with 2005 data reclassified to reflect the new presentation of operating segments:

	Revenue Three Months Ended September 30,		Revenue Nine Months Ended September 30,
	2006	2005	2006	2005
IMPCO Operations (1)	$27,746	$26,081	$79,462	$78,691
BRC Operations (2)	27,691	22,992	89,215	43,992

Total	$55,437	$49,073	$168,677	$122,683

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

	Operating Income Three Months Ended September 30,		Operating Income Nine Months Ended September 30,
	2006	2005	2006	2005
IMPCO Operations (1)	$3,589	$376	$9,649	$2,974
BRC Operations (2) (3)	4,714	1,169	13,779	4,201
Corporate Expenses (4) (5)	(1,552)	(1,078)	(5,276)	(6,274)

Total	$6,751	$467	$18,152	$901

(1)	IMPCO Operations is a combination of our previously-reported U.S. Operations and International Operations segments.

(2)	The Company consolidated BRC’s statement of operations beginning April 1, 2005. During the three months ended March 31, 2005, the Company accounted for BRC on an equity basis and included its 50% share in BRC’s net income of approximately $1.3 million in its net loss.

(3)	Includes $0.1 million and $0.2 million in-process R&D expense for the three and nine months ended September 30, 2005 relating to the acquisition of BRC (see note 7).

(4)	Represents corporate expense not allocated to any of the business segments.

(5)	For the nine months ended September 30, 2005, includes $2.2 million for compensation, lifetime medical benefits and for modifications to previously granted stock option awards to two former executive officers of the Company (see note 9).

6.	Income Taxes

During the nine months ended September 30, 2006, the Company recognized approximately $7.3 million for income tax provision for its foreign operations representing a 44% effective tax rate. For IMPCO US, the Company recorded income tax provision of approximately $155,000, of which $39,000 related to foreign tax withheld on dividends received from the Company’s Netherlands subsidiary, $72,000 related to an increase in deferred tax liabilities due to the amortization of goodwill for income tax purposes, that is not offset against the deferred tax asset in the determination of the required valuation allowance, and $44,000 related to estimated alternative minimum tax and state taxes due. During the nine months ended September 30, 2005, the Company recognized approximately $2.9 million for income tax provision for its foreign operations, excluding IMPCO Mexicano, representing a 43% effective tax rate. For IMPCO US, the Company recorded income tax provision of $8.2 million for net valuation allowance on deferred tax assets. The Company had determined that the likelihood of recoverability of the net deferred tax asset was less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes.

For the nine months ended September 30, 2006 undistributed earnings of the Company’s foreign operations were approximately $17.9 million. Undistributed earnings, except for earnings arising from our 51% ownership interest in IMPCO BV, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes has been provided thereon. Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

7.	Business Acquisition

On July 22, 2003, IMPCO completed the acquisition of 50% of BRC, a provider of alternative fuels products to the transportation market segment, for an aggregate purchase price of approximately $25.5 million, which included direct acquisition costs of approximately $1.6 million, consisting of $15.5 million cash and the issuance of 2,309,470 shares of IMPCO common stock (which stated number of shares has not been adjusted for the reorganization). The parties acknowledged and agreed the shares issued were valued in the aggregate at $10.0 million.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

IMPCO completed the acquisition of the final 50% of BRC on March 31, 2005, following a special stockholders’ meeting held on March 10, 2005 in which the stockholders approved the acquisition. In accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, IMPCO determined the value of the consideration paid to the sellers of BRC for the final 50% to be approximately $40.8 million, which included direct acquisition costs of $1.5 million, based on (1) cash payments of $11.5 million; (2) the weighted average daily closing price of the IMPCO’s common stock for the three days prior to and following October 22, 2004 of $5.74 per share; and (3) the issuance of 5,098,284 shares of common stock (which stated number of shares and weighted average price have not been adjusted for the reorganization). IMPCO also acquired approximately $1.5 million in cash.

The acquisition of BRC was accounted for as a purchase in accordance with SFAS No. 142, Business Combinations, and accordingly, the results of operations of BRC since the date of acquisition are included in the accompanying condensed consolidated financial statements for the Company. The total purchase price for the initial and final 50% has been allocated to the underlying assets and liabilities based upon their estimated respective fair values at the date of acquisition. IMPCO has allocated the total purchase price to tangible assets acquired (aggregating approximately $61.8 million) and liabilities assumed (aggregating approximately $38.5 million), with the remaining consideration consisting of goodwill and identifiable intangible assets of approximately $42.9 million. In 2005 it had been the IMPCO’s determination in each of the first and third quarters of that year that approximately $0.1 million and $0.2 million, respectively, represented acquired in-process research and development (“IPR&D”) costs. Accordingly, IMPCO recorded $0.1 million and $0.1 million as expense in the three months ended March 31, 2005 and September 30, 2005, respectively. IMPCO subsequently determined in the fourth quarter of 2005 that only approximately $0.1 million represented IPR&D costs, and therefore recorded a credit of $0.1 million to this expense in the three months ended December 31, 2005. The resulting total expense for acquired IPR&D costs was $0.1 million in IMPCO’s consolidated statement of operations for 2005.

Pro Forma Consolidated Statement of Operations

The CompanyIMPCO completed the purchase of the remaining 50% of BRC on March 31, 2005 and consolidated the March 31, 2005 balance sheet of BRC with the consolidated balance sheet of IMPCO. The CompanyIMPCO consolidated the operating results and cash flows of BRC with the CompanyIMPCO’s consolidated statements of operations and cash flows beginning on April 1, 2005. The following table sets forth unaudited pro forma financial information of the CompanyIMPCO for the three months ended March 31, 2005, as if the BRC acquisition had occurred on January 1, 2005 instead of on March 31, 2005. The unaudited pro forma financial information is provided for informational purposes only and does not project the CompanyIMPCO’s results of operations in any future period (in millions, except per share data):

	Three Months Ended March 31,	Nine Months Ended September,
	2005	2005
	(unaudited)	(unaudited)
Revenue	$44.2	$141.9
Loss before cumulative effect of a change in accounting principle	$(1.3)	$(9.5)
Basic and diluted loss per share	$(0.08)	$(0.66)

Inventory Valuation Methods

The Company values its inventories, at the lower of cost or market value. Cost is determined by using the first in, first out (“FIFO”) method while market value is determined by the replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods inventory. Until September 2005, BRC carried its inventory at the lower of market or cost where cost is determined using the weighted average cost method. In September 2005, BRC changed its inventory valuation method from average cost to the FIFO method. The Company re-measured the value of BRC’s inventory at March 31, 2005, the date of consolidation of BRC with IMPCO, using the FIFO method. The difference between the value of BRC’s inventory using the FIFO method and its value using the average cost method at March 31, 2005 was approximately $187,000. Pursuant to APB 20, Accounting Changes and Error Corrections , this amount has been reported in the consolidated statements of operations for the three and nine months ended September 30, 2005 as the cumulative effect of a change in accounting principle of $117,000, net of taxes of approximately $70,000.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

8.	Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Shares Held in Trust for Deferred Compensation Plan	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	14,451,396	$14	$192,070	(616)	$(101,560)	$(1,622)	$88,286
Net income	—	—	—	—	8,414	—	8,414
Foreign currency translation adjustment	—	—	—	—	—	5,689	5,689
Issuance of common stock upon exercise of stock options and warrants	675,089	1	5,559	—	—	—	5,560
Amortization related to stock-based compensation	—	—	1,019	—	—	—	1,019
Shares held in trust for deferred compensation plan, at cost	—	—	—	79	—	—	79

Balance, September 30, 2006	15,126,485	$15	$198,648	(537)	$(93,146)	$4,067	$109,047

During the nine months ended September 30, 2006, 551,342 shares of common stock were issued from the exercise of stock options and 110,000 shares of common stock were issued from the exercise of warrants at an average price of $9.11 and $5.40, respectively, with proceeds to the Company of approximately $5.0 million and $0.8 million, respectively. In addition, 13,747 shares of common stock were issued from the exercise of warrants for which 23,392 vested warrant shares were tendered for the exercise price in lieu of cash, and were subsequently cancelled. As of September 30, 2006, up to 90,352 shares of our common stock were issuable upon exercise of warrants outstanding as of that date.

9.	Stock-Based Compensation

As part of the reorganization, the Company assumed IMPCO’s obligations under ten stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options under the plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Of the ten stock option plans, one has expired and shares can no longer be granted under that plan although shares outstanding under this plan can be exercised until they expire or are cancelled. As of September 30, 2006, an aggregate of 399,779 shares were available for future grants under all of these plans. At the Company’s August 23, 2006 stockholders meeting, the 2006 Incentive Bonus Plan was approved, providing for restricted stock awards of up to 400,000 shares in addition to cash awards. With the approval of this plan, the Company does not intend to grant any additional options available for future grant under its prior plans.

During the first quarter of 2005, IMPCO determined that the anticipated responsibilities and duties of a currently and continuously employed consultant (the former CEO) of IMPCO would not be significant or sufficient enough to justify the continued recognition of the employee’s compensation costs over the remaining two-year term of the employee’s current employment and consulting agreement. IMPCO extended the term of exercisability of the stock options to purchase approximately 1.1 million shares (number not adjusted for reorganization) of its common stock held by the former executive and recognized compensation expense of approximately $1.4 million for accounting purposes in the first quarter of 2005 for the modification of option terms. IMPCO also extended the term of exercisability of stock options previously granted to a former vice president and chief operating officer for international operations of IMPCO whose current duties and responsibilities as an executive advisor would not be significant or sufficient enough to justify the scheduled vesting of his remaining stock options to purchase 155,000 shares (number not adjusted for reorganization) of IMPCO’s common stock over the remaining term of his employment agreement, which expired March 6, 2006. As a result, IMPCO recognized compensation expense included in selling, general and administrative expenses of approximately $0.4 million in the first quarter of 2005 for the modification of option terms. Expense related to the outstanding stock options held by the former CEO was determined using the intrinsic value method, in accordance with APB Opinion No. 25, and the closing price of IMPCO’s stock as of March 11, 2005 of $6.20 per share (price not adjusted for reorganization). IMPCO applied the intrinsic value method to the stock options held by a former vice president and chief operating officer based on the closing price of the stock as of January 5, 2005 of $7.19 (price not adjusted for reorganization) per share. In total, during the first quarter of 2005, IMPCO recognized approximately $1.8 million in option expense related to these former executive officers. In addition, in the second quarter of 2005, IMPCO recognized approximately $14,000 in compensation expense included in selling, general and administrative expenses in connection with the extension of the exercise date by which its previous Chief Financial Officer could exercise his stock options upon his resignation on April 7, 2005.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

Adoption of SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. This statement requires the Company to recognize grant date fair value of stock options and other equity-based compensation as expenses. The modified prospective transition method also requires that stock-based compensation expense be recorded for all awards granted prior to January 1, 2006, but not yet vested, based on the grant date fair-value as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the nine months ended September 30, 2006 has been reduced by estimated forfeitures based on historical trends of option forfeitures. The Company has recorded an incremental $1.0 million of stock-based compensation expense during the nine months ended September 30, 2006 as a result of the adoption of SFAS No. 123R.

Prior to adopting SFAS No. 123R, the Company presented all excess tax benefits, if any, resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS No. 123R in the nine months ended September 30, 2006 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical daily volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors including implied volatility in market traded options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The Company uses a straight line amortization model to record expenses under this Statement.

The fair value of the Company’s stock options granted to employees was estimated using the following assumptions:

Expected dividend yield	0.0%
Expected volatility	68.8%-89.1%
Risk free interest rate	2.63%-5.07%
Expected life of the option (in years)	6.8
Estimated forfeiture rate	5.0%

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of revenue	$111	$—	$117	$—
Research and development expense	67	—	124	—
Selling, general and administrative expense	310	14	778	1,776

	$488	$14	$1,019	$1,776

Stock-Based Compensation Activity- Restricted Stock

In accordance with its director compensation policy, the Company issued shares of restricted common stock to non-employee directors on April 25, and August 24, 2006, as shown in the table below, at a purchase price equal to the per share par value ($0.001). With respect to the new directors, these shares vest in three equal yearly installments beginning on the date of grant. For grants to returning directors, shares are fully vested as of December 31 of the year in which granted. We measured the fair value of each of these awards as if they were vested and issued on their respective grant dates.

	Shares of Restricted Common Stock Granted
	April 25, 2006	August 24, 2006
New non-employee directors	1,401	—
Continuing non-employee directors	—	8,928

Totals issued	1,401	8,928

Total purchase price	$2.80	$8.94

As of September 30, 2006, there was approximately $0.1 million of total unrecognized share-based compensation costs related to unvested restricted stock which is expected to be recognized over a weighted-average period of less than one year.

In August 2006, the Company’s stockholders approved the 2006 Incentive Bonus Plan. Under the plan, the compensation committee of the Company’s Board of Directors may grant bonus awards (in the form of cash, stock or a combination of both) to some or all of IMPCO’s and its subsidiaries’ employees based on that division’s profitability and to some or all of BRC’s and its subsidiaries’ employees based on that division’s profitability. While no assurances can be given, the Company expects both IMPCO and BRC to be profitable for 2006 and that some or all employees will be provided with bonuses in early 2007 based on performance in 2006. The Company expects that a portion of the bonus will be paid in cash and a portion in restricted stock. The restricted stock will vest 25% on the date of the grant and the balance in three equal annual installments. Accordingly, the Company has recorded an expense of $0.6 million compensation expense during the third quarter, of which $0.2 million relates to portion of the restricted stock that is expected to be fully vested at grant.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

Stock-Based Compensation Activity- Stock Options

The following table displays stock option activity including the weighted average stock option prices for the nine months ended September 30, 2006 :

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	1,365,233	$10.32
Exercised	(551,342)	$9.11
Forfeited	(131,164)	$12.06

Outstanding at September 30, 2006	682,727	$10.95	6.86yrs	$1,503

Vested and expected to vest at September 30, 2006	664,450	$10.94	6.85yrs	$1,469

Shares exercisable at September 30, 2006	317,147	$10.65	6.43yrs	$822

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 520,521 outstanding options, 506,180 vested and expected to vest options and 233,692 exercisable options that were in-the-money at each respective period. During the nine months ended September 30, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $4.8 million and $1.3 million, respectively, determined as of the date of option exercise. As of September 30, 2006, there were approximately $1.0 million of total unrecognized compensation costs related to unvested share-based compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of two years.

There were no option grants in the first nine months of 2006 or during 2005.

The following table sets forth a summary of the status and changes of the Company’s nonvested shares related to its stock option plans as of and during the nine months ended September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	635,946	$10.58
Vested	(230,378)	$9.79
Forfeited	(39,988)	$9.39

Nonvested at September 30, 2006	365,580	$11.21

Pro Forma Information for Period Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 and provided disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. No employee stock-based compensation expense was recognized under APB Opinion No. 25 in the Company’s results of operations for the nine months ended September 30, 2005 for employee stock option awards, except for the expense relating to the modification of option terms as discussed above, as all options were granted with an exercise price equal to the market price of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

The following table illustrates the pro forma effect on net loss after taxes and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and nine month periods ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(9,219)		$(10,228)
Add: compensation expense included in reported net loss	—		1,776
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(44)		(1,840)

Pro forma loss	$(9,263)		$(10,292)

Basic and diluted loss per share as reported	$(0.64)		$(0.78)

Pro forma basic and diluted loss per share	$(0.65)	$	$(0.78)

10.	Warranty

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Warranty reserve:
Balance at beginning of period (a)	$1,705	$1,676	$1,605	$1,376
Net charge to statement of operations	223	420	648	605
Warranties settled	(45)	(129)	(370)	(375)
Warranties reserved for BRC	—	—	—	362

Balance at end of period	$1,883	$1,967	$1,883	$1,968

(a)	A reclassification to the balance at beginning of period has been made for amounts relating to other accrued liabilities.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

11.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the consolidated balance sheets at September 30, 2006 and December 31, 2005 representing related party transactions within the Company.

	September 30, 2006	December 31, 2005
	(unaudited)
Accounts Receivables:
IBMexicano (a)	$66	$1,434
MTE SrL. (b)	8	5
Jehin Engineering Company Ltd. (c)	416	609
Minda IMPCO Limited (d)	123	(2)
WMTM Equipamento de Gases Ltd. (e)	2,220	1,254
Biemmedue SpA. (f)	—	3
MTM Hydro SrL. (f)	—	3

	$2,833	$3,306

Other Assets
WMTM Equipamento de Gases Ltd. (e).	$3,578	$3,570

Accounts Payable
MTE SrL. (b)	$968	$1,659
Minda IMPCO Limited (d)	6	—
Europlast SrL. (g)	1,163	1,150
TCN SrL. (g)	1,375	1,356
IMCOS Due SrL. (f)	191	578
Biemmedue SpA. (f)	20	29
MTM Hydro SrL. (f)	9	1
IMPCO/BRC EGYPT (h)	1	2
IBMexicano (a)	—	150

	$3,733	$4,925

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.

(b)	MTE, SrL. is 50% owned by MTM, SrL.

(c)	Jehin Engineering, Ltd. is 13.6% owned by BRC; BRC uses the equity method to account for it.

(d)	Minda IMPCO Limited was 50% owned by IMPCO. It was established in December 2004 as a result of a recombination of previous ownership interests with joint venture partner Minda Industries of India and was sold in April 2006.

(e)	WMTM Equipamento de Gases Ltd. is 50% owned by BRC, and is accounted for using the equity method.

(f)	The Company’s Chief Executive Officer owns 100% of Imcos Due SrL., 100% of Biemmedue SpA. and 62% of MTM Hydro SrL. with his immediate family and serves on the board of directors for each company.

(g)	The Company’s Chief Executive Officer serves on the board of directors of and owns 40% of Europlast and 30% of TCN, along with his brother Pier Antonio Costamagna.

(h)	IMPCO/BRC Egypt is 50% owned by IMPCO.

Loans to Executive Officers

In September 2001, IMPCO loaned an officer $175,000. The loan bore interest at a rate of 9% per annum and became due and payable on July 31, 2002. The amount outstanding was paid off in full on July 29, 2005.

12.	Equity Investments

The following table sets forth the Company’s share in the (earnings) losses or other expenses in unconsolidated affiliates for the three and nine month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Share in BRC earnings	$—	$—	$—	$1,146
Share in earnings of BRC unconsolidated affiliates, net	(7)	55	439	202
Share in MIL earnings (losses)	—	30	—	(50)
Share in IMPCO BRC Mexicano earnings (losses)	—	53	—	(197)
IMPCO Egypt losses	—	—	—	(21)
Amortization of BRC equipment step-up	—	—	—	(90)

Total	$(7)	$138	$439	$990

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

In April 2006, the Company converted its joint venture in MIL into a distributorship and sold its 50% share to the other 50% owner.

In December 2005, the Company recorded a write-off of the investment balance in IBMexicano in connection with its planned liquidation because the Company and its 50% joint venture partner had agreed to wind-down the business with the Company continuing to sell in the Mexico market through independent distributors.

On March 31, 2005, the Company completed the acquisition of the remaining 50% of BRC and consolidated BRC’s financial statements into IMPCO’s consolidated financial statements beginning with the second quarter of 2005. At March 31, 2005, only the balance sheet of BRC was fully consolidated with IMPCO’s consolidated balance sheet.

BRC uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. The condensed balance sheet for BRC’s affiliates as of September 30, 2006 and December 31, 2005 and the statement of operations for nine months ended September 30, 2006 and 2005 are presented below (in thousands):

	September 30, 2006	December 31, 2005
Current assets	$15,598	$10,649
Related party receivables from IMPCO affiliates	2,228	1,259
Non-current assets	1,678	3,079

Total assets	$19,504	$14,987

Current liabilities	$9,433	$5,320
Long-term liabilities	4,429	4,592
Related party payables to IMPCO affiliates	968	1,659
Stockholders’ equity	4,674	3,416

Total liabilities and stockholders’ equity	$19,504	$14,987

	Nine Months Ended September 30,
	2006	2005
Revenue	$16,712	$11,263
Operating expenses	13,908	9,291

Operating income	2,804	1,972
Interest expense, net	(81)	(27)
Other expense, net	(240)	(78)

Pre-tax income	2,483	1,867
Income taxes	1,017	569

Net income	$1,466	$1,298

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

BRC’s share of earnings from its investment in unconsolidated affiliates are as follows (in thousands):

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Income, net-BRC investees	$1,466	$1,298

% equity interest (1)	Various	Various
Share in earnings	733	649
Other expense, net	(294)	(447)

Net income	$439	$202

(1)	Ranges from 13.59% to 50%.

13.	Goodwill and Intangibles

Goodwill relates to the allocation of the purchase price resulting from the Company’s business acquisitions, the majority of which is attributable to the acquisition of BRC (see note 7 for further discussion). Identified intangible assets arose from the acquisition of BRC and consist of existing technology, customer relationships and trade name. Amortization of these identified intangible assets for the nine months ended September 30, 2006, was $1.4 million.

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2006 are as follows (in thousands):

	December 31, 2005	Additions from purchase accounting and transfer from investment in affiliates	Impairment Charges	Currency Translation	September 30, 2006
IMPCO Operations	$7,527	$—	$—	$135	$7,662
BRC Operations	28,811	—	—	2,058	30,868

	$36,338	$—	$—	$2,193	$38,530

At September 30, 2006 and December 31, 2005, intangible assets consisted of the following (in thousands):

	As of September 30, 2006			As of December 31, 2005
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	$9,516	$(2,040)	$7,476	$8,882	$(951)	$7,931
Customer relationships	2,094	(528)	1,566	1,954	(255)	1,699
Tradename	1,586	(217)	1,369	1,480	(101)	1,379

Total	$13,196	$(2,785)	$10,411	$12,316	$(1,307)	$11,009

Estimated amortization expense for the five succeeding fiscal years is as follows (in thousands):

As of December 31,
2007	$1,811
2008	$1,778
2009	$1,744
2010	$1,710
2011	$1,676
Thereafter	$1,243

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, references to “Fuel Systems” or the “company” and to first-person pronouns, such as “we”, “our” and “us”, refer to Fuel Systems Solutions, Inc. and its consolidated subsidiaries, unless the context otherwise requires. On August 23, 2006, the stockholders of IMPCO adopted the Agreement and Plan of Reorganization pursuant to which IMPCO and BRC immediately became separate, stand-alone operating entities and wholly owned subsidiaries of Fuel Systems Solutions, Inc. (see “Recent Developments—Reorganization” below).

The post-reorganization financial statements of Fuel Systems presented herein are presented on the same basis as and can be compared to the financial statements reported in IMPCO’s prior quarterly and annual reports filed with the SEC. All share numbers and per-share amounts are stated for Fuel Systems and have given effect to the two-for-one exchange of IMPCO stock into Fuel Systems stock that was effected pursuant to the reorganization. Because the acquisition of BRC was completed on March 31, 2005, BRC is treated as a consolidated subsidiary for purposes of the discussion of balance sheet items as of March 31, 2005, but not for purposes of the discussion of the statements of operations or cash flows for the first quarter of 2005.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in IMPCO’s Annual Report on Form 10-K for the year ended December 31, 2005.

The company’s business is subject to seasonal influences. In particular, net sales and operating income in Europe and the United States are typically lower during the third and fourth quarters of the year. Therefore, operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year.

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly including Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in the section below entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q.

Overview

On August 23, 2006, the stockholders of IMPCO adopted the Agreement and Plan of Reorganization by and among IMPCO, Fuel Systems, a newly formed Delaware corporation, and IMPCO Merger Sub, Inc., a Delaware corporation formed solely for the purpose of consummating the reorganization. The agreement reorganized IMPCO’s capital structure into a holding company structure, pursuant to which (1) IMPCO contributed 100% of its holdings of the capital stock of BRC to Fuel Systems Solutions; (2) IMPCO became a wholly owned subsidiary of Fuel Systems Solutions; and (3) the stockholders of IMPCO exchanged all of their shares of IMPCO for shares of Fuel Systems Solutions, as described in greater detail below. Nasdaq began listing Fuel Systems Solutions’ common stock on the Nasdaq Global Market under a new trading symbol, “FSYS” on August 25, 2006.

We believe that the reorganization, through the formation of the holding company, Fuel Systems, with IMPCO and BRC being separate, stand-alone operating entities and wholly owned subsidiaries of Fuel Systems Solutions, offers several advantages:

•	It promotes greater management accountability at the corporate and individual operating unit levels;

•	It creates greater flexibility to respond to customer needs;

•	And, it aligns each operating subsidiary with specific core product lines and business segments.

As part of the reorganization, stockholders of IMPCO received one whole share of common stock of Fuel Systems in exchange for every two shares of IMPCO common stock owned at the time of the reorganization. Stockholders received cash for any fractional shares held equal to a proportionate interest in the gross proceeds of the sale on Nasdaq of the aggregate fractional shares.

All outstanding warrants to purchase IMPCO common stock became warrants to purchase one whole share of Fuel Systems’ common stock for every two shares of IMPCO common stock subject to such warrant terms, with any fractional shares treated in accordance with the warrant terms. All outstanding options to purchase IMPCO common stock will became options to purchase one whole share of Fuel Systems’ common stock for every two shares of IMPCO common stock subject to such option, with any fractional shares rounded-up to the nearest whole number. The exercise price of the warrants and options following the reorganization became equal to twice the exercise price of such option and warrant, respectively, immediately prior to the reorganization.

The reorganization transaction is described in detail in the proxy statement/prospectus on Form S-4, filed by Fuel Systems with the SEC on July 7, 2006 and declared effective that day. That filing also includes the full text of the certificate of incorporation of Fuel Systems Solutions.

We design, manufacture and supply alternative fuel products and systems to the transportation, industrial and power generation industries on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas, for use in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For more than 48 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of hundreds of distributors and dealers in 70 countries and 120 original equipment manufacturers, or OEMs.

We have previously presented our operations in three business segments: U.S. Operations, International Operations and BRC Operations. On August 23, 2006, the stockholders of IMPCO adopted the Agreement and Plan of Reorganization pursuant to which IMPCO and BRC immediately became separate, stand-alone operating entities and wholly owned subsidiaries of Fuel Systems Solutions, Inc. (see “Recent Developments—Reorganization” below). Therefore, our management believes that presentation of operating results in two business segments, IMPCO Operations and BRC Operations, is more appropriate based on management’s view of the company going forward.

Under our new system of reporting operations, IMPCO Operations manufactures and sells products for use primarily in the industrial market through its U.S. and foreign facilities and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. This new operating segment is a combination of our previously-reported U.S. Operations and International Operations segments. BRC Operations manufactures and sells products for use primarily in the transportation market through its foreign facilities and distribution channels. Corporate expenses consist of general and administrative expenses at the corporate level, which became the Fuel Systems Solutions level after the reorganization. Intercompany sales between IMPCO Operations and BRC Operations have been eliminated in the results reported.

We acquired BRC on March 31, 2005 and we have included the results of BRC’s operations with our consolidated results beginning with the second quarter of 2005 and with our balance sheet as of March 31, 2005. As of December 31, 2004, we no longer consolidated our operations in Mexico and India as part of our International Operations segment. Instead, during 2005 we accounted for these operations using the equity method of accounting since we had 50% ownership in these entities and lack effective control over their operations. In the fourth quarter of 2005, we determined that we should consider liquidation of our Mexico operations and began the process of liquidation in the first quarter of 2006. We closed our Mexico operations in June 2006. We also converted our joint venture in India into independent distributorships in order to reduce the administrative costs of maintaining the joint ventures while continuing to sell our products in these markets. We sold our 50% share in our joint venture in India to the other 50% owner in April 2006. We are also in the process of converting our joint venture in Egypt into independent distributorships in order to decrease administrative costs of maintaining the joint venture while continuing to sell our products in this market.

We recognize revenue for product sales when title is transferred, ordinarily when products are shipped, and when management is reasonably assured of collectibility. We provide for returns and allowances as circumstances and facts require.

Revenue for the three and nine months ended September 30, 2006 increased by approximately $6.4 million and $46.0 million to $55.4 million and $168.7 million, respectively, from the same periods in 2005. The increase for the three months ended September 30, 2006 is comprised of $4.7 million increased revenue for BRC Operations, together with an $1.7 million increase for IMPCO Operations. In addition, the increase in revenues includes a credit related to the reversal of an accrual for potential price concessions. For the nine months ended September 30, 2006, the consolidation of BRC revenue beginning April 1, 2005 (resulting from the acquisition of the remaining 50% of BRC on March 31, 2005) is the major factor in the increase over the same period of 2005 as well as an increase from strengthening of the transportation market for BRC.

Net income for the three months ended September 30, 2006 was $3.4 million, or $0.22 per diluted share, as compared to a loss of $9.2 million, or $0.64 per diluted share, for the same period in 2005. The improvement is due to the increase in revenues and consolidation of BRC for the full year, as well as the absence of adjustments for deferred tax asset valuation allowance and facility lease closure that were present in the corresponding period of the earlier year. The third quarter 2005 included an increase in the valuation allowance for deferred tax assets of $8.7 million. Additionally, the acceleration of leasehold improvement amortization in relation to the closure of the Seattle facility contributed approximately $0.5 million net loss for the three months ended September 30, 2005.

Net income for the nine months ended September 30, 2006 was $8.4 million, or $0.55 per diluted share compared to a net loss of $10.2 million or $0.78 per diluted share during the same period in the prior year. The improvement is largely related to the absence of the $8.7 million increase in the valuation allowance for deferred tax assets, which was recorded in the third quarter of 2005, partially offset by an increase in inventory reserve of $2.2 million related to BRC resulting from a specific review of inventory, and accrual for bonus awards under the 2006 Incentive Bonus Plan of $0.7 million. A further significant factor is the inclusion of BRC’s results for the entire nine-month period in 2006, whereas for the first three months of 2005, the entity was reported as a 50% equity-method investment and only consolidated beginning April 1, 2005. In addition, compensation expense related to stock options and restricted stock was $1.0 million during the first nine months of 2006 while during the first nine months of 2005, the company experienced compensation expense of $1.8 million related to the modification of previously granted, unexercised stock options for the former chief executive officer and a former vice-president and chief operating officer, and $0.4 million in additional severance-related costs for the same officers. Net income during the first nine months of 2006 included $1.0 million in foreign exchange losses and $7.2 million in provision for income taxes compared to $2.0 million in net unrealized foreign exchange gains and $11.6 million in provision for income taxes during the first nine months of 2005.

Recent Developments

2006 Incentive Bonus Plan

In August 2006, our stockholders approved the 2006 Incentive Bonus Plan. Under the plan, the compensation committee of our Board of Directors may grant bonus awards (in the form of cash, stock or a combination of both) to some or all of IMPCO’s and its subsidiaries’ employees based on that division’s profitability and to some or all of BRC’s and its subsidiaries’ employees based on that division’s profitability. While no assurances can be given, we expect both IMPCO and BRC to be profitable for 2006 and that some or all of our employees will be provided with bonuses in early 2007 based on our performance in 2006. We expect that a portion of the bonus will be paid in cash and a portion in restricted stock. The restricted stock will vest 25% on the date of the grant and the balance in three equal annual installments. Accordingly, we have recorded an expense of $0.6 million compensation expense during the third quarter, of which $0.2 million relates to portion of the restricted stock that is expected to be fully vested at grant.

Relocation of North American Headquarters

On September 6, 2005, we signed an agreement to sublease a 108,000 square foot building, including 20,000 square feet of office space, located in Santa Ana, California, for a term of 13 years beginning September 1, 2005. We relocated our combined corporate headquarters and U.S. manufacturing operations from our former location in Cerritos, California, to the Santa Ana facility in April 2006. We believe the new location has sufficient space to modernize and consolidate most of our North American production and component engineering facilities. We have installed new state-of-the-art production lines, machining, and test equipment in the Santa Ana facility. We have relocated some of our current U.S. production lines to our BRC facility in Cherasco, Italy. As a global leader in the alternative fuels marketplace, our strategy is to use the improved efficiencies, capabilities and capacity to position us to better serve our markets and to take advantage of new products and new markets.

The annual rent for the Santa Ana facility is $0.7 million, which is set to increase 3% every year pursuant to the terms of the agreement. The terms of the sublease agreement also include rent abatement for the first three months, subject to certain conditions. In connection with this relocation, we recognized approximately $0.7 million in expenses during 2005, consisting of approximately $0.1 million for accelerated amortization of leasehold improvements and furniture and fixtures, approximately $0.2 million for the recognition of incremental rent expense for the Santa Ana facility prior to the exit of the Cerritos facility and the fair value of the remaining lease obligation of the Cerritos facility of approximately $0.4 million. We recognized approximately $0.3 million in expenses in the first half of 2006, consisting of the recognition of incremental rent expense for the Santa Ana facility prior to the exit of the Cerritos facility. In the second quarter ended June 30, 2006, we revised the estimated cost for the sublease of the Cerritos facility and recorded an additional expense of approximately $49,000. During the nine months ended September 30, 2006, we incurred approximately $2.9 million in cash outflows including approximately $2.4 million in leasehold improvements in the new facility.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Revenue Recognition

We recognize revenue for product sales when title is transferred, ordinarily when products are shipped and when management is reasonably assured of collectibility. Furthermore, we recognize revenue for product sales when persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, exist; delivery has been completed and no significant obligations remain; our price to the buyer is fixed or determinable; and collection is probable. The costs of shipping and handling, when incurred, are recognized in the cost of goods sold. We provide for returns and allowances as circumstances and facts require.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Research and Development

We expense all research and development when incurred. Equipment used in research and development with alternative future uses is capitalized.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We believe that our warranty experience is within the industry norms. Our standard warranty period is 18 months from the date of manufacture. The warranty obligation on our certified engine products can vary from three to five years depending on the specific part and the actual hours of usage. During the nine months ended September 30, 2006 and 2005, we recorded additional warranty reserves of $0.3 million and $0.2 million, respectively.

Provision for Inventory Obsolescence

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the nine months ended September 30, 2006 and 2005, we recorded provisions for inventory obsolescence of $2.1 million and $0.9 million, respectively.

Goodwill

We operate wholly owned and majority-owned subsidiaries. We record goodwill at the time of purchase for the amount of the purchase price over the fair values of the assets and liabilities acquired. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future. During 2005 we acquired new goodwill of approximately $28.0 million in connection with the completion of the acquisition of BRC. Approximately $11.6 million of this goodwill was acquired in the first 50% acquisition of BRC in 2003 and classified on the balance sheet as part of investment in affiliates until March 31, 2005 when it was classified as part of goodwill on the balance sheet. During 2005 and the nine months ended September 30, 2006, there was no impairment to goodwill.

Intangible Assets

We amortize intangible assets acquired if they are determined to have definite useful lives. Certain intangible assets, such as acquired technology and trade names, are amortized on a straight-line basis over their estimated reasonable useful lives. Certain other intangible assets such as customer relationships are amortized using an accelerated method since the value of customer relationships is expected to decline at a faster rate. During 2005, we acquired approximately $12.5 million in intangible assets in connection with the acquisition of the remaining 50% of BRC on March 31, 2005 and recorded related amortization expense in the three and nine months ended September 30, 2006 of approximately $0.5 million and $1.4 million, respectively. The valuation of intangible assets for the BRC acquisition was not completed until the end of the third quarter of 2005. Based on the current facts and circumstances, the amortization expense expected to be recorded for the full years 2006 and 2007 will be approximately $1.8 million per year.

Deferred Taxes

Based upon the substantial net operating loss carryovers and expected future operating results, at December 31, 2005 we concluded that it is more likely than not that substantially all of the deferred tax assets in the United States may not be realized within a three year period. Consequently, we recorded an increase to the valuation allowance to fully reserve for these deferred tax assets in 2005 and provided for a full valuation allowance on tax benefits realized in the United States for the nine months ended September 30, 2006. In addition, we expect to provide a full valuation allowance on future tax benefits realized in the United States until we can sustain a level of profitability that demonstrates our ability to utilize the assets.

Foreign Currency Agreements

We recognize changes in the fair value of a foreign currency agreement as a component of other income and expense on the consolidated statement of operations, unless the agreement qualifies under hedge accounting. If hedge accounting applies, changes in the fair value of the hedging agreement would be deferred as a component of stockholders’ equity. We also record foreign currency transaction gains and losses as other income and expense on the condensed consolidated statement of operations.

Results of Operations

The following table sets forth our revenue and operating income (in thousands) with 2005 data reclassified to reflect our new presentation of operating segments :

	Revenue Three Months Ended September 30,		Revenue Nine Months Ended September 30,
	2006	2005	2006	2005
IMPCO Operations (1)	$27,746	$26,081	$79,462	$78,691
BRC Operations (2)	27,691	22,992	89,215	43,992

Total	$55,437	$49,073	$168,677	$122,683

	Operating Income Three Months Ended September 30,		Operating Income Nine Months Ended September 30,
	2006	2005	2006	2005
IMPCO Operations (1)	$3,589	$376	$9,649	$2,974
BRC Operations (2) (3)	4,714	1,169	13,779	4,201
Corporate Expenses (4)(5)	(1,552)	(1,078)	(5,276)	(6,274)

Total	$6,751	$467	$18,152	$901

(1)	IMPCO Operations is a combination of our previously-reported U.S. Operations and International Operations segments.

(2)	The company consolidated BRC’s income statement beginning April 1, 2005. During the three months ended March 31, 2005, we accounted for BRC on an equity basis and included our 50% share in BRC’s net income of approximately $1.3 million in our net loss.

(3)	Includes $0.1 million and $0.2 million of IPR&D expense for the three and nine months ended September 30, 2005 relating to the acquisition of BRC. We subsequently determined in the fourth quarter of 2005 that only approximately $0.1 million represented IPR&D costs, and therefore recorded a credit of $0.1 million to this expense in the three months ended December 31, 2005. The resulting total expense for acquired IPR&D costs was $0.1 million in our consolidated statement of operations for 2005.

(4)	Represents corporate expense not allocated to either of the business segments.

(5)	For the nine months ended September 30, 2005, includes $2.2 million for compensation, lifetime medical benefits and for modifications to previously granted stock option awards to two former executive officers of IMPCO.

For the quarter ended September 30, 2006, revenue increased approximately $6.4 million, or 13.0%, to $55.4 million from $49.0 million for the quarter ended September 30, 2005. The increase in revenue for the third quarter of 2006 as compared to the third quarter of 2005 was due to primarily to increases in revenue from BRC, but also by increases in IMPCO operations, primarily in the transportation market. For nine months ended September 30, 2006, revenue increased approximately $46.0 million, or 37.5%, to $168.7 million from $122.7 million for the nine months ended September 30, 2005 primarily due to the consolidation of BRC revenue beginning April 1, 2005 and improvements in the transportation market.

For the third quarter ended September 30, 2006, operating income increased approximately $6.3 million, to $6.8 million from $0.5 million for the third quarter ended September 30, 2005. This increase was composed of operating income increases from both IMPCO and BRC. For the nine months ended September 30, 2006, operating income increased $17.3 million, to $18.2 million from $0.9 million for the nine months ended September 30, 2005. This increase is partially attributed to the inclusion of BRC’s results for the entire nine-month period in 2006, while for the comparable nine-months of 2005, BRC was reported on a 50% equity-method basis through March 31, 2005, and was thereafter consolidated. To a lesser extent, the absence of operating loss in 2006 from our Mexico operations also contributed to the favorable comparison to the first nine months of 2005. In addition, cost-cutting measures implemented in 2006 resulted in improvements in IMPCO operations’ operating income. Further contributing to the improvement between the two periods was the absence in the first nine months of 2006 of approximately $2.2 million in compensation and severance-related costs for two former executive officers recorded in 2005, partially offset by the recognition of $1.0 million in stock-based compensation expense in 2006, and accrual of $0.7 million for the 2006 Incentive Bonus Plan, which was approved by stockholders on August 23, 2006.

IMPCO Operations. Data for 2005 has been reclassified to reflect our new presentation of operating segments (IMPCO Operations is a combination of our previously-reported U.S. Operations and International Operations segments). For the three months ended September 30, 2006, revenue increased by approximately $1.7 million, or 6.4%, as compared to the same period in the prior year. The increase in revenue during the third quarter of 2006 was due primarily to a $1.7 million increase in the transportation market while the industrial market remained relatively constant. For the nine months ended September 30, 2006, revenue increased by approximately $0.8 million, or 1.0%, as compared to the same period in the prior year. The increase in revenue during the nine months ended September 30, 2006 was due primarily to a $2.5 million increase in the transportation market offset by a decrease in the industrial market.

For the three months ended September 30, 2006, operating income increased by approximately $3.2 million, from $0.4 million in the same period in 2005. The improvement was mainly due to benefits realized from cost reductions implemented in 2006. In addition, the absence of expenses related to our Mexico operations which closed at the end of 2005 also contributed to the improvement in operating income. For the nine months ended September 30, 2006, operating income increased by approximately $6.8 million, compared to the same period in 2005. The increase was mainly due to a decline in operating expenses ascribed to the cost reduction initiatives mentioned above. In addition, also contributing to the improvement was approximately $0.7 million from the absence of expenses related to our Mexico operations in 2006 and $0.4 million from a change in estimate of the write-off related to the planned liquidation of our Mexico operations, partially offset by a $0.3 million accrual for the 2006 Incentive Bonus Plan which was approved by stockholders on August 23, 2006.

BRC Operations. BRC Operations became a business segment in the second quarter of 2005. For the three months ended September 30, 2006, revenue for this segment increased by approximately $4.7 million, or 20.4% as compared to the same period in the prior year. The increase in revenue during the third quarter of 2006 was due primarily to an improvement in the transportation market. For the nine months ended September 30, 2006, revenue increased by approximately $45.2 million, or 102.8%, as compared to the same period in the prior year. This increase is partially attributed to the inclusion of BRC revenue for the entire nine-month period in 2006, whereas for the comparable nine months of 2005, BRC was initially reported as a 50% equity-method investment until April 1, 2005, at which time it was consolidated. In addition, the increase in revenues includes a credit of approximately $0.4 million related to the reversal of an accrual for potential price concessions. BRC has also experienced an increase in the transportation market of $44.5 million for the first nine months of 2006 over the same period of 2005. This is attributed in part to increases experienced by consumers in gasoline prices, which has oriented automotive manufacturers to promote gaseous fuel equipment.

In the third quarter of 2006, we reclassified certain other manufacturing costs from selling, general and administrative expenses to cost of revenue in the amount of $0.3 million. The year to date impact to cost of revenue was a reclassification of $0.9 million.

For the three months ended September 30, 2006, operating income increased by approximately $3.5 million to $4.7 million, compared to $1.2 million in the same period in 2005. The increase was mainly due the increase in revenue partially offset by the inclusion of expense for an increase in inventory reserve of $2.2 million resulting from a specific review of inventory, and approximately $0.6 million in amortization and depreciation expenses related to intangible assets and step-up in fair value of fixed assets acquired in the acquisition of the remaining 50% of BRC. For the nine months ended September 30, 2006, operating income increased by approximately $9.5 million, compared to $4.2 million in the same period of 2005. The same circumstances mentioned above in explanation of the revenue increase for the nine months, the inclusion of BRC in consolidation only after April 1, 2005, largely explain the operating income increase. Considering only the portion of each period from April 1 to September 30, the increase in operating income is $3.7 million, or 87.0%. The recognition in the first nine months of 2005 of approximately $1.2 million in amortization and depreciation expenses related to intangible assets and step-up in fair value of fixed assets acquired in the acquisition of the remaining 50% of BRC partially offsets the overall increase.

We completed the purchase price allocation of the BRC acquisition in the fourth quarter of 2005 and allocated approximately $12.5 million and $5.1 million to intangible assets and fixed assets, respectively, with estimated useful lives ranging from seven to eleven years for the intangible assets and five to eight years for the fixed assets. So far in 2006, we have recorded amortization expenses of approximately $1.4 million for the intangible assets and approximately $0.5 million for depreciation of the step-up in fair value of fixed assets. In future years, the amount of amortization and depreciation will vary due to future changes to the remaining useful lives, movements in the exchange rate between the U.S. dollar and the euro, and the use of an accelerated amortization schedule for the fair value allocated to customer relationships; however, we estimate that the amount of combined amortization and depreciation during 2006 and 2007 will be approximately $2.5 million in each year.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Corporate expenses for the three and nine months ended September 30, 2006 were $1.7 million and $5.4 million, respectively, or $0.6 million higher and $0.8 million lower than the same periods of 2005, respectively. Corporate expenses decreased primarily due to recognition of expense in the first quarter of 2005 of approximately $1.8 million in compensation expense related to 1.3 million stock options granted in prior fiscal years to a former officer and $0.4 million in severance related costs to former officers.

Other Income (Expense), Net. For the three months ended September 30, 2006, other income (expense), net was approximately $0.2 million, compared to ($35,000) for the same period of 2005. For the nine months ended September 30, 2006, other income (expense), net was approximately ($1.0) million, compared to $0.9 million in the same period of 2005. In each period, it was composed primarily of unrealized foreign exchange gains and losses between the U.S. dollar and the euro with respect to “marking to market” the MTM Loan balance, and gains and losses with respect to the fair value determination of the hedging agreement.

Interest Expense, Net. Net interest expense for the three and nine months ended September 30, 2006 was approximately $0.1 million and $0.3 million, respectively, compared to net interest expense of approximately $0.1 million and $0.5 million for the corresponding periods in 2005.

Income in Unconsolidated Affiliates. Since our acquisition of the initial 50% of BRC in July 2003, we accounted for BRC’s operating results using the equity method whereby we recognized 50% of the earnings of BRC in our financial statements. During the first quarter of 2005, we continued this accounting treatment until we completed the acquisition of the remaining 50% of BRC on March 31, 2005. For periods following March 31, 2005, we fully consolidated the results of BRC and eliminated all intercompany transactions. During the first quarter of 2005, we recognized income of approximately $1.1 million, net of an elimination of an intercompany gain of $0.2 million, based on $2.6 million of income reported by BRC. In addition to our share in the earnings of BRC, we recognized our share in the losses of our 50% owned joint ventures in Mexico and India and recorded amortization expense of approximately $0.1 million of the step-up in the fair value of the fixed assets of BRC acquired in connection with the initial 50% acquisition in 2003. During the three and nine months ended September 30, 2006, we recognized our shares in the income of BRC’s unconsolidated affiliates in the amounts of $37,000 and $483,000, respectively.

Provision for Income Taxes. Income tax expense for the third quarter of 2006 was approximately $2.8 million for the international entities based on an effective tax rate of 36%. Income tax expense for the nine months ended September 30, 2006 was approximately $7.3 million for the international entities based on an effective tax rate of 44%. The IMPCO US recorded income tax provision of approximately $80,000 and $155,000 in the three and nine months ended September 30, 2006, respectively. For the nine months ended September 30, 2006, $39,000 related to foreign tax withheld on dividends received from the Company’s Netherlands subsidiary, $72,000 related to an increase in deferred tax liabilities due to the amortization of goodwill for income tax purposes, that is not offset against the deferred tax asset in the determination of the required valuation allowance, and $44,000 related to estimated alternative minimum tax and state taxes due. We expect to reduce the valuation allowance if we are profitable or provide a full valuation allowance on future tax benefits realized in the United States if we have additional losses until we can sustain a level of profitability that demonstrates our ability to utilize the assets. We will continue to evaluate the recoverability of the deferred tax assets at each quarter throughout the remainder of 2006. Income tax expense for the three and nine months ended September 30, 2005, was approximately $1.0 million and $2.9 million, respectively, for the international entities, excluding Mexico operations, based on an effective tax rate of 48% and 38%, respectively. For IMPCO US, in the three months ended September 30, 2005, we recorded an increase in the valuation allowance for deferred taxes of approximately $8.2 million to fully reserve the carrying value of net deferred tax assets because we determined that the likelihood of recoverability of the net deferred tax asset was less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes. The increase in valuation allowance was offset by approximately $0.4 million representing goodwill temporary differences included in deferred tax liability on the consolidated balance sheet at September 30, 2005.

Liquidity and Capital Resources

Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At September 30, 2006, our cash and cash equivalents totaled approximately $13.7 million, compared to cash and cash equivalents of approximately $27.1 million at December 31, 2005.

Credit Agreements and Other Loans

We currently are party to two significant credit agreements:

•	The first significant credit agreement is an asset-based revolving senior credit facility with LaSalle Business Credit LLC dated July 22, 2003, as amended. This revolving senior credit facility carries an interest rate per annum equal to prime plus 1.0%, which amounted to 9.25% at September 30, 2006, and has a borrowing limit equal to 85% of our eligible accounts receivable plus the lesser of $4.5 million or 60% of our eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion. This lender has a senior security interest in substantially all of our assets located in the United States. As of September 30, 2006 this facility carried a maximum borrowing limit of $9.0 million, of which approximately $8.2 million was the actual borrowing capacity. At September 30, 2006 approximately $0.8 million was outstanding under this senior credit facility and approximately $7.4 million was unused and available for borrowing. In accordance with an amendment dated March 29, 2005, the LaSalle senior credit facility was extended by one year and matures on July 18, 2007. On August 2, 2006, LaSalle amended certain covenants to provide that we would maintain IMPCO US minimum pre-tax income of not less than $2.8 million, $3.5 million, and $1.4 million for the three consecutive fiscal quarters ending June 30, 2006, September 30, 2006 and December 31, 2006, respectively. In addition, we agreed with LaSalle that as long as no event of default has occurred or is continuing and the company’s average excess availability under the senior credit facility is $2.5 million or greater, the IMPCO US minimum pre-tax income covenant and the world-wide IMPCO Operations minimum tangible net worth covenant will not be measured during that fiscal quarter. Effective September 30, 2006, we further amended the agreement, revising the covenant related to capital expenditures. The current covenant limits capital expenditures within any four successive quarters, to $4.5 million for IMPCO US, and $6.5 million as to the IMPCO world-wide operations.

•

The second significant credit agreement is the MTM loan pursuant to which we borrowed approximately $22.0 million from MTM on December 23, 2004. The proceeds of the MTM loan were used to retire approximately $22.0 million of our indebtedness to Bison Capital Structured Equity Partners, LLC, an amount that included a prepayment premium and accrued but unpaid interest. The MTM loan carries a rate equal to 1.5% above three-month EURIBOR per annum, or 4.9% at September 30, 2006, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. Beginning on April 1, 2005, the loan is being repaid in quarterly installments, each in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM loan provides for automatic acceleration of the outstanding principal in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The MTM loan also provides for acceleration of the MTM loan upon notice from MTM in case of any other default under the MTM loan. Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM loan. In return for Messrs. Costamagnas’ guarantees, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. If we fail to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, they may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If the they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights to participate in BRC’s earnings and assets. This would have a material adverse effect upon our earnings and our financial position. In addition, the MTM loan contains restrictive covenants limiting our ability to: terminate Mariano Costamagna as our Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death; incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the LaSalle senior credit facility); merge, consolidate or sell our assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $2.5 million in any fiscal year. At September 30, 2006, the amount owed under the MTM loan was approximately $18.1 million and we were in compliance with the covenants in the MTM loan and other related terms and conditions. We made a principal and interest payment of $0.9 million in October 2006. On August 2, 2006, we agreed with MTM to amend the MTM loan covenants such that we are permitted to make capital expenditures not to exceed $5.0 million for the fiscal year ending December 31, 2006 and $3.0 million per fiscal year thereafter. The MTM loan has been eliminated for purposes of the balance sheet presentation in the condensed consolidated balance sheet.

In addition, our subsidiary in the Netherlands has a $2.9 million credit facility at the spot exchange rate of $1.2688 to the euro with Fortis Bank. At September 30, 2006, there was no outstanding balance under this credit facility.

BRC is also party to three credit agreements:

•	On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million lent to IMPCO on December 23, 2004. The payment terms are such that MTM will pay $0.6 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR rate plus 1% per annum, which was 4.4% at September 30, 2006. At September 30, 2006, the amount outstanding was $8.2 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80. In addition, MTM is required to maintain net assets of at least $24.0 million. At September 30, 2006, MTM was in compliance with these requirements.

•	In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The 1998 loan was paid off in January 2006. The 2002 loan is repayable through annual installments through 2011 at a subsidized rate of 3.25%. At September 30, 2006, approximately $0.8 million was owed under the 2002 loan.

•	At September 30, 2006, BRC had unsecured lines of credit amounting to approximately $1.5 million based on the exchange rate at September 30, 2006, with no outstanding balance. Additionally, BRC has up to $9.0 million of commercial credit lines secured by customer accounts receivable, based on exchange rate at September 30, 2006, of which $2.6 million was outstanding at September 30, 2006 and $6.4 million was available for borrowing. The annual interest rate is based on three-month EURIBOR plus 1% which was 4.4% at September 30, 2006. These lines of credit are callable on demand.

Liquidity Ratios

Our ratio of current assets to current liabilities was 1.84:1.0 and 1.61:1.0 at September 30, 2006 and at December 31, 2005, respectively. At September 30, 2006, our total working capital had increased by $16.4 million to $57.0 million from $40.6 million at December 31, 2005. This increase is due primarily to an increase of $21.9 million in net inventories, and an increase of $6.8 million in net receivables, and a decrease of $2.9 million in current revolving lines of credit, offset by a decrease of $13.4 million in cash, an increase of $2.0 million in accounts payable, and an increase of $4.1 million in other accrued expenses. The increase in inventories is due to growth in revenues and our move towards stocking inventory in order to have the ability to provide immediate delivery to our customers.

Cash Flows

Net cash used by operating activities for the nine months ended September 30, 2006, was $8.0 million, compared to $6.6 million provided by operating activities for the nine months ended September 30, 2005. The large difference in cash used by operating activities for the nine months ended September 30, 2006 compared to the same period of 2005 was primarily the result of an by the increase in inventory of $22.1 million, and an increase in accrued expenses of $1.8 million. Other significant factors were net income of $8.4 million, adjusted for non-cash charges against income for depreciation and amortization of $4.3 million, provision for doubtful receivables of $0.4 million, provision for obsolescence of inventory of $2.0 million, unrealized foreign exchange loss of $0.9 million, minority interests in consolidated subsidiaries of $1.4 million, loss on disposal of asset of $0.1 million, decrease in deferred income taxes of $1.3 million, and stock-based compensation expense of $1.0 million, offset by our share in income of unconsolidated affiliates of $0.7 million.

Changes in working capital that negatively affected cash flows consisted primarily of:

•	a $4.9 million increase in accounts receivable primarily as a result of increased sales at BRC compared to the prior year’s corresponding period, as well as longer collection cycle at BRC than at IMPCO;

•	a $22.1 million increase in net inventory primarily due to our shift in strategy to reduce the time between customer order and our shipment of products; and

•	increase in current assets of $1.8 million.

These negative effects were partially offset by positive cash flows from an increase in accounts payable of $0.2 million, and an increase in accrued expenses of $1.8 million, respectively. In addition, we received $0.7 million in dividends from unconsolidated affiliates.

For the comparable nine months ended September 30, 2005, including the effect of BRC for the six month ended September 30, 2005, cash provided by operating activities was $6.6 million, resulting primarily from a $9.0 million increase in valuation allowance to fully reserve deferred tax assets, a $6.1 million increase in depreciation and amortization expense including $1.9 million in amortization expense of intangible assets, a $3.0 million increase in other assets and a $1.8 million in expense related to stock options held by former executive officers. These were partially offset by a $10.2 million in net loss, adjusted for $1.0 million in unrealized gain from the net effect of movements between U.S. dollars and the euro on the MTM loan balance and the fair value adjustment for the foreign currency derivative instrument and a $1.0 million adjustment for our share in losses of unconsolidated affiliates. Changes in working capital that positively affected operating cash flows were a $3.5 million increase in accrued expenses, and a $1.5 million decrease in accounts receivable offset by a $6.5 million decrease in accounts payable.

Net cash used in investing activities in the nine months ended September 30, 2006, was $6.6 million, a decrease of $5.7 million from net cash used in investing activities during the nine months ended September 30, 2005. This decrease is primarily due to net costs of $9.5 million associated with the acquisition of the remaining 50% of BRC completed on March 31, 2005, and partially offset by an increase of $4.1 million in purchases of equipment and leasehold improvements at our new Santa Ana facility. Investing activities for the nine months ended September 30, 2005 included approximately $1.6 million of cash on BRC’s balance sheet as acquired cash on March 31, 2005. Net cash used in investing activities in the nine months ended September 30, 2005, was $12.3 million consisting of net BRC acquisition costs of $9.5 million and purchases of equipment and leasehold improvements of $2.5 million.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $0.1 million or a decrease of $20.3 million from net cash provided by financing activities of $20.4 million in the nine months ended September 30, 2005. This decrease was due primarily to the $25.7 million proceeds of a February 2005 common stock issuance which resulted in $24.1 million net proceeds. At that time, 4.6 million shares were sold to investors at a price per share of $5.75 (share amounts and prices not adjusted for reorganization) before cumulative underwriter fees and expenses of approximately $2.3 million. Cash flows provided by financing activities during the nine months ended September 30, 2006 include cash outflows related to net payments of approximately $2.9 million on our revolving credit lines, primarily the LaSalle senior credit facility, net payments for term loans and capital lease obligations of $1.9 million and dividends paid to minority interest in consolidated subsidiaries of $0.7 million offset by cash proceeds of $5.6 million from exercise of stock options and warrants. Cash flows from financing activities during the nine months ended September 30, 2005 also included cash outflows related to net payments to the LaSalle senior credit facility, and for term loans, of approximately $3.9 million and $1.4 million, respectively.

We believe that our existing capital resources together with revenue from continuing operations should be sufficient to fund operations for at least the next 12 months. On August 2, 2006, we agreed with LaSalle to amend our senior credit facility covenants to reflect future financial performance of the U.S. consolidated results of IMPCO. Subsequently we agreed with LaSalle to further amend the agreement, effective September 30, 2006, revising the covenant related to our capital expenditures. However, we cannot assure investors that the lenders will continue to agree to amend the financial covenants or grant further or continuing waivers in the future. If we cannot obtain the necessary waivers or amendments, or return to compliance with these covenants (which would require significantly higher pretax income in the third quarter of 2006) and all other loan covenants, our lenders may accelerate our debt, foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on our results of operations.

For periods beyond 12 months, we may seek additional financing to fund future operations through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technologies and products, or to expand our business strategy to contemplate new technologies or products. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

Our cash requirements may vary materially from those now planned because of fluctuations in our sales volumes or margins or because of other factors identified in Item 1A below entitled “Risk Factors.”

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations as of September 30, 2006. The capital lease obligations are undiscounted and represent total minimum lease payments. The outstanding balance of the MTM loan was approximately $18.1 million at September 30, 2006. We made a principal and interest payment of $0.9 million in October 2006. As a result of the acquisition of the remaining 50% of BRC, BRC’s balance sheet was consolidated into the company’s balance sheet and the MTM loan has been eliminated for purposes of the balance sheet presentation. The capital lease obligations are undiscounted and represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.

	Payments Due by Period
(In thousands)	Total	For the three Months Ending December 31, 2006	Years Ending December 31,
Contractual Obligations			2007	2008	2009	2010	Thereafter
Revolving lines of credit	$3,356	$3,356	$—	$—	$—	$—	$—
Term loans payable - principal	9,385	860	2,834	2,687	2,690	155	159
Term loans payable - interest	681	91	309	194	79	6	2
Capital lease obligations	1,246	103	428	436	202	62	15
Operating lease obligations	18,863	774	1,905	1,875	1,863	1,881	10,565
Other and miscellaneous	2,417	304	1,074	733	306	—	—

	$35,948	$5,488	$6,550	$5,925	$5,140	$2,104	$10,741

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements.

Derivative Financial Instruments

We use in the ordinary course of business derivative financial instruments in the ordinary course of business for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. On January 5, 2005, our then 50% owned affiliate, BRC initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the December 22, 2004 $22.0 million loan made between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, we recognized foreign exchange gains of approximately $0.4 million and a foreign exchange loss of $0.7 million for the nine months ended September 30, 2006 and 2005, respectively, which are classified on the condensed consolidated statements of operations as part of other income/expense. The company has recorded the fair value of this derivative, which amounted to a $0.2 million liability at September 30, 2006.

Foreign Currency Management. The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. dollar increases the costs incurred by our subsidiaries, as most of our international subsidiaries’ inventory purchases are U.S. dollar denominated, and thus increase the cost of our products, adversely affecting our competitiveness and profitability. We monitor this risk and attempt to minimize the exposure through the management of cash disbursements in local currencies and, when deemed appropriate, the use of forward currency contracts.

The MTM loan agreement will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. BRC records the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. For the nine months ended September 30, 2006, we recognized in our consolidated statement of operations a loss of approximately $1.3 million in other expense and for the nine months ended September 30, 2005, we recognized in our consolidated statement of operations income of approximately $0.6 million in equity in earnings from unconsolidated subsidiaries and gain of approximately $2.0 million in other income.

We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires us to evaluate whether the tax position would “more likely than not,” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of FAS 48 will be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) in the period of adoption. This Interpretation is effective for fiscal years beginning after December 15, 2006. We plan to adopt FIN 48 on January 1, 2007. We are currently evaluating FIN 48 and the impact it may have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS 157 and the impact it may have on its consolidated results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The SEC requires that registrants include information about potential effects of changes in currency exchange rates in their interim and annual filings. The following discussion is based on a sensitivity analysis, which models the effects of fluctuations in currency exchange rates. This analysis is constrained by several factors, including that it is based on a single point in time and that it does not include the effects of other complex market reactions that would arise from the change modeled. Although the results of this analysis may be useful as a benchmark, they should not be viewed as forecasts.

Our most significant foreign currency exposure relates to the euro. On January 5, 2005, BRC entered into forward foreign exchange agreements covering a three-year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments made by IMPCO to BRC under the terms of the MTM loan. As of September 30, 2006, the notional amounts of the hedging agreements were $5.2 million. The fair values of these contracts as of September 30, 2006 were $5.1 million. We measured the sensitivity of the fair value of the hedge agreements for two hypothetical cases: a 10% strengthening and a 10% weakening of the spot rate for the U.S. dollar against the euro of $1.2688 to the euro at September 30, 2006. The analysis showed that a 10% strengthening of the U.S. dollar would have resulted in a gain in the fair value of the hedge agreement of $0.3 million compared to the actual gain recorded of $0.4 million. If the U.S. dollar had weakened against the euro by 10%, the hedge agreements would have resulted in a $0.3 million gain during the third quarter of 2006 compared to the $0.4 million gain recorded.

We also recognize foreign exchange gains and losses in relation to the MTM loan, which had a carrying value of approximately $18.1 million at September 30, 2006. BRC recognizes gains and losses on a mark-to-market basis of this loan balance on its books because the loan will be settled in U.S. dollars and BRC maintains its records in its reporting currency, the euro. In the nine months ended September 30, 2006, BRC recorded approximately $1.3 million in unrealized foreign exchange loss from marking to market of this loan balance. Hypothetically, if the U.S. dollar had weakened 10% from the spot rate of $1.2688 to the euro at September 30, 2006, to $1.3957, BRC would have recorded an additional loss on foreign exchange of approximately $1.8 million for the nine months ended September 30, 2006 bringing the recorded loss on foreign exchange to approximately $3.1 million. If the U.S. dollar had strengthened by 10% to the euro from $1.2688 to $1.1419 at September 30, 2006, BRC would have recorded a $1.8 million gain on foreign exchange for the nine months ended September 30, 2006 bringing the recorded loss to a gain of $0.1 million. These gains and losses would partially offset the losses and gains on the fair value adjustments of our hedging agreements.

Additional information relating to our foreign currency exposures are discussed under the heading “Derivative Financial Instruments” included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Disclosure controls and procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, such as this Form lO-Q, is reported in accordance with the Securities and Exchange Commission’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of the Form l0-Q for the period ended September 30, 2006, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

As reported in the second quarter Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures contained a material weakness as of June 30, 2006 and were therefore not effective at that date. The material weakness identified related to weaknesses in financial controls associated with the financial statement close procedures in our non-US operations. We did not have effective procedures to evaluate, analyze and review the financial information submitted by our non-U.S. operations. This control deficiency did not result in an adjustment to our consolidated financial statements. However, this control deficiency could have resulted in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Subsequent to June 30, 2006, the Company has taken remedial action with respect to internal controls surrounding its financial statement close procedures in our non-US operations, to provide for a review by headquarters financial staff of detailed reports and consolidations by its international operations.

The Company had earlier reported in its latest Form 10-K the conclusion that a material weakness had been identified during our annual audit of consolidated financial statements for the year ended December 31, 2005 related to inadequate controls over the financial closing process in the US operations. Adjustments were not detected by our system of internal controls and affected several financial statement accounts, the most significant of which related to inventory and accrued liabilities. Although the missed or incorrect entries were not prevented or detected by our existing system of internal controls, the entries were identified by our independent auditors, and were corrected and properly reflected in the fiscal 2005 year end financial statements. Steps have been taken to enhance review, analysis and documentation of accounting transactions and of the consolidated financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

The assessment by our management as of September 30, 2006 was that while we have taken actions to address the material weaknesses noted above, such measures have not been sufficient to effectively remediate the noted weaknesses. As a result, we believe these material weaknesses still exist as of September 30, 2006. No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us. MTM is a defendant in a lawsuit brought by ICOM, SrL, filed in the local court at Milan, Italy. That lawsuit initially sought injunctive relief and damages for infringement of ICOM’s alleged exclusive rights to sell ring-style gaseous fuel tanks in Italy. The trial court initially denied the plaintiff’s motion for injunctive relief and subsequently denied the plaintiff’s damages claims. The case remains on appeal, and we believe the plaintiff’s claims are without merit.

Item 1A.	Risk Factors

We currently have substantial debt that we may be unable to service.

We are highly leveraged and have significant debt service obligations. As of September 30, 2006, we had aggregate outstanding indebtedness of $13.9 million. The LaSalle senior credit facility has a maximum borrowing limit of $9.0 million, which was limited based on our eligible accounts receivable and our eligible inventory as of September 30, 2006 to approximately $8.2 million. Of that amount, $0.8 was outstanding as of September 30, 2006, leaving approximately $7.4 million unused and available. At September 30, 2006, we also had debt obligations of approximately $18.1 million under the MTM loan, which have been eliminated in consolidation.

Our debt subjects us to numerous risks, including the following:

•	we will be required to use a substantial portion of our cash flow from operations to pay interest on our debt, thereby reducing cash available to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements;

•	our leverage may increase our vulnerability to general economic downturns and adverse competitive and industry conditions and may place us at a competitive disadvantage compared to those of our competitors who are less leveraged;

•	our debt service obligations may limit our flexibility to plan for, or react to, changes in our business and in the industry in which we operate;

•	our level of debt may make it difficult for us to raise additional financing on terms satisfactory to us; and

•	if we do not comply with the financial and other restrictive covenants in our debt instruments, any such failure could, if not cured or waived, have a material adverse effect on our ability to fulfill our obligations and on our business or prospects generally, including the possibility that our lenders might foreclose on our assets.

We have recently been in default under our primary debt facilities, and we cannot assure you that we will be able to avoid events of default or noncompliance in the future, to obtain amendments to our debt facilities, or to refinance our indebtedness if events of default were to occur.

Our debt requires us to maintain specified financial ratios and meet specific financial tests. For example, the LaSalle senior credit facility requires us to generate specified amounts of pre-tax income, tested quarterly during 2005 and on a rolling basis thereafter. Our failure to comply with these covenants would result in events of default that, if not cured or waived, could require us to repay these borrowings before the due date. If we are unable to make a required repayment and are not able to refinance these borrowings, our lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our business could be adversely impacted.

On August 2, 2006, LaSalle waived our non-compliance with the U.S. pre-tax income financial covenant at June 30, 2006 in conjunction with an amendment of the senior credit facility to revise the minimum levels of pre-tax income from U.S. operations to reflect future financial performance. We cannot assure investors that the lenders will continue to agree to amend the financial covenants or grant further or continuing waivers in the future. If we cannot obtain the necessary waivers or amendments, our lenders may accelerate our debt, foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on our results of operations.

The terms of our debt may severely limit our ability to plan for or respond to changes in our business.

Our debt agreements contain a number of restrictive covenants that impose significant operating and financial restrictions on our operations. Among other things, these restrictions limit our ability to:

•	change our Chief Executive Officer;

•	incur liens or make negative pledges on our assets;

•	merge, consolidate, or sell our assets;

•	incur additional debt;

•	pay dividends, redeem capital stock or prepay other debt;

•	make investments and acquisitions;

•	make capital expenditures; or

•	amend our debt instruments and certain other material agreements.

Mariano Costamagna and Pier Antonio Costamagna have guaranteed our performance under the MTM loan and, in connection with those guarantees, we have pledged our BRC equity interest and made certain other concessions to them.

Because of certain requirements arising under Italian law, Mariano Costamagna and Pier Antonio Costamagna whom we refer to as Founders of BRC, have jointly and severally guaranteed our performance under the MTM loan. In order to secure their recourse in the event that guaranty is exercised and the Founders are required to make payments of the amounts due, we have pledged to the Founders our entire interest in BRC. If we fail to perform the terms of the MTM loan and the Founders are required to fulfill their guarantees, the Founders may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If the Founders were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights to participate in BRC’s earnings and assets. This would have a material adverse effect upon our earnings and our financial position.

We have a history of significant cash outflows that may limit our ability to grow and may materially and adversely impact our prospective revenue and liquidity.

We have experienced operating losses and net cash outflows. At September 30, 2006, our cash and cash equivalents totaled approximately $13.7 million and our working capital was $56.9 million. We have experienced significant cash outflows in connection with our initial equity investment in BRC and servicing our debt. Based upon our eligible accounts receivable and our eligible inventory as of September 30, 2006 our funds available for borrowing under our senior secured credit facility were approximately $8.2 million, of which $0.8 million was outstanding, leaving approximately $7.4 million unused and available. As of September 30, 2006, we had total stockholders’ equity of $109.1 million and an accumulated deficit of $93.2 million. Moreover, our loan agreement with MTM requires us to repay MTM the principal according to the following schedule, with an additional $5.0 million “balloon payment” of accrued interest and unpaid principal due on December 31, 2009:

Quarters Ending	Quarterly Payment Amount	Payment Per Year
October 1, 2006 through December 31, 2006	$650,000	$1,300,000
January 1, 2007 through December 31, 2007	800,000	3,200,000
January 1, 2008 through December 31, 2008	1,000,000	4,000,000
January 1, 2009 through December 31, 2009	1,150,000	4,600,000
Balloon Payment due December 31, 2009		5,000,000

Total payments		$18,100,000

If third parties claim that our products infringe their intellectual property rights, we may be forced to expend significant financial resources and management time, and our operating results would suffer.

Our portfolio of intellectual property, which consists of six U.S. and four foreign patents, is significant to our financial condition and operations. Third parties may claim that our products and systems infringe their patents or other intellectual property rights. Identifying third-party patent rights can be particularly difficult, especially since patent applications are not published until 18 months after their filing dates. If a competitor were to challenge our patents, or assert that our products or processes infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to design around their patents, pay substantial damages or even be forced to cease our operations, any of which could be expensive and/or have an adverse effect on our operating results. Third-party infringement claims, regardless of their outcome, would not only drain our financial resources, but also would divert the time and effort of our management and could result in our customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

We will lose patent protection rights upon expiration of our patents which may enable our competitors to avail themselves of our patented technology.

We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have six U.S. patents and four unexpired foreign patents. On an average, U.S. patents expire in about 20 years. Our U.S. patents began expiring in October 2002 and will expire on various dates until May 2020.

The expiration of our patents may enable competitors to utilize our patented technology to produce similar products. But we do not expect the expiration of our patents to have a material effect on our results of operations because our products are built utilizing both our patented technology and our expertise in building products that conform to OEM specifications. In addition, changes in technology and regulations also make the expired patents obsolete.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies in general and our company in particular have a history of depending upon and using broad based employee stock option programs to hire, to motivate and to retain employees in a competitive marketplace. The Financial Accounting Standards Board, or FASB, adopted a new accounting standard that require us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We are required to record these expenses beginning with our first quarter of 2006 and recorded approximately $1.0 million in compensation expense for the nine months ended September 30, 2006. The change in accounting rules will lead to increased reported net loss or, when we are profitable, a decrease in reported earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact the likelihood of our using broad based employee stock option plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace. However, we have not issued any stock options to employees since 2004 and our board of directors has recently adopted a new bonus incentive plan that authorizes cash and restricted stock awards to employees, but does not authorize stock option awards.

We are dependent on certain key customers, and the loss of one or more customers could have a material adverse effect on our business.

A substantial portion of our business results from sales to key customers. In the nine months ended September 30, 2006, no one customer exceeded 10% of our consolidated sales. Sales to the top ten customers during the nine months ended September 30, 2006 accounted for approximately 36% of our consolidated sales. If several of these key customers were to reduce their orders substantially, we would suffer a decline in revenue and profits, and those declines could be material and adverse.

Mariano Costamagna’s employment agreement and the terms of the MTM loan may limit our board of directors’ ability to effect changes in our senior management.

Mariano Costamagna, BRC’s co-founder, our director, Chief Executive Officer and President, has entered into an employment agreement which is effective until May 31, 2009. Mariano Costamagna’s employment agreement provides for an initial base salary of $360,000 annually, as well as bonuses, benefits and expenses. If, during the term of his employment, we terminate Mr. Costamagna’s employment other than for “cause,” or if Mr. Costamagna resigns for “good reason,” we must pay Mr. Costamagna a severance payment equal to $5.0 million (subject to certain limited reductions if Mr. Costamagna sells more than 20% of the stock he has received in connection with our acquisition of BRC). The required severance payment may limit our board of directors’ ability to decide whether to retain or to replace Mr. Costamagna or to reallocate management responsibilities among our senior executives, a fact that may, in certain circumstances, have an adverse effect on our business, operations and financial condition. Moreover, the loan to us from MTM can be accelerated in the event that Mr. Costamagna’s employment is terminated for any reason (with limited exceptions for termination upon Mr. Costamagna’s death) or if we otherwise materially breach his employment agreement.

Our business is subject to seasonal influences.

Operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year. In particular, net sales and operating income in Europe and the United States are typically lower during the third and fourth quarters of the year. Many of the factors which impact our operating results are beyond our control and difficult to predict. They include:

•	Seasonal work patterns due to vacations and holidays, particularly in our European manufacturing facilities;

•	Fluctuations in demand for the end-user products in which our products are placed.

We depend on third-party suppliers for key materials and components for our products.

We have established relationships with third-party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products or would significantly increase our production costs, either of which would negatively impact our results of operations and business. In addition, we rely on a limited number of suppliers for certain proprietary die cast parts, electronics, catalysts as well as engines for use in our end products. In the nine months ended September 30, 2006, Power Solutions, Inc. supplied approximately 20.0% of our raw materials. Approximately 53.0% of our raw materials during the nine months ended September 30, 2006 were supplied by ten entities. We could incur significant costs in the event that we are forced to utilize alternative suppliers.

We may experience unionized labor disputes at original equipment manufacturer facilities.

As we become more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. For the nine months ended September 30, 2006, direct OEM product sales accounted for 29.8% of our revenue. Labor unions represent most of the labor forces at OEM facilities. In the past, labor disputes have occurred at OEM facilities, which adversely impacted our direct OEM product sales. Such labor disputes are likely to occur in the future and, if so, will negatively impact our sales and profitability.

We face risks associated with marketing, distributing, and servicing our products internationally.

In addition to the United States, we currently operate in Australia, Europe and Japan, and market our products and technologies in other international markets, including both industrialized and developing countries. Our combined international operations are subject to various risks common to international activities, such as the following:

•	our ability to maintain good relations with our overseas employees and distributors and to collect amounts owed from our overseas customers;

•	expenses and administrative difficulties associated with maintaining a significant labor force outside the United States, including without limitation the need to comply with employment and tax laws and to adhere to the terms of real property leases and other financing arrangements in foreign nations;

•	exposure to currency fluctuations;

•	potential difficulties in enforcing contractual obligations and intellectual property rights;

•	complying with a wide variety of laws and regulations, including product certification, environmental, and import and export laws;

•	the challenges of operating in disparate geographies and cultures;

•	political and economic instability;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	difficulties collecting international accounts receivable.

Adverse currency fluctuations may hinder our ability to economically procure key materials and services from overseas vendors and suppliers, may affect the value of our debt, and may affect our profit margins.

We have significant operations outside of the United States. As a result, we engage in business relationships and transactions that involve many different currencies. Exchange rates between the U.S. dollar and the local currencies in these foreign locations where we do business can vary unpredictably. These variations may have an effect on the prices we pay for key materials and services from overseas vendors in our functional currencies under agreements that are priced in local currencies. If exchange rates with local currencies decline, our effective costs for such materials and services would increase, adversely affecting our profitability. Operating cash balances held at U.S. banks are not federally insured and therefore may pose a risk of loss to us.

Our financial results are significantly influenced by fluctuations in foreign exchange rates.

BRC recognized approximately $1.3 million unrealized loss on foreign exchange during the nine months ended September 30, 2006 in connection with MTM’s five-year $22.0 million loan agreement with IMPCO that is denominated in U.S. dollars. Fluctuations in foreign exchange rates in the future could impact the financial results and cause net income and earnings per share to decline dramatically. We may be unable to effectively hedge our exposure to this risk or significantly reduce our foreign exchange risk. BRC entered into a three-year foreign exchange forward contract on January 5, 2005 for the purpose of hedging the quarterly payments being made by IMPCO to BRC under the MTM loan leaving $12.9 million unhedged. However, we determined that the foreign exchange forward contract did not qualify for hedge accounting treatment. We recognize the gains and losses in fair value of these agreements from fluctuations between the euro and U.S. dollar in other income (loss) in our consolidated statements of operations. For the nine months ended September 30, 2006, BRC recognized approximately $0.4 million in income as an adjustment to the fair value of the foreign exchange forward contract.

We derive income from unconsolidated foreign companies that we do not control.

A portion of our income is generated from the operations of unconsolidated foreign subsidiaries in which we hold minority interests. Although the agreements that govern our relationships with these entities provide us with some level of control over our investments, we do not have the ability to control their day-to-day operations or their management. As a result, we cannot control these entities’ ability to generate income. Beginning April 1, 2005 and subsequent to the 100% acquisition of BRC, we recognize 50% of the earnings and losses of WMTM Equipamentos de Gases, Ltda, a Brazilian joint venture with an American partner, and 50% of the earnings and losses of MTE, SrL, an Italian company.

We are highly dependent on certain key personnel.

We are highly dependent on the services of Mariano Costamagna, our Chief Executive Officer, Brad Garner, our Chief Operating Officer, and Marco Seimandi, BRC’s Directtore Generale. These three executives will be extensively involved in, or will directly or indirectly oversee, virtually every aspect of our day-to-day operations. Were we to lose the services of any or all of these executives, we would face a significant risk of declining revenue and/or operating income. Moreover, the loan to us from MTM can be accelerated in the event that Mariano Costamagna is terminated by us for any reason, with certain limitations for termination occasioned by his death or if we materially breach his employment agreement.

We cannot assure you that our internal control over financial reporting is effective or that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance.

We cannot assure you that our internal control over financial reporting in the United States or at our foreign subsidiaries is effective or that we will be able to remediate existing material weaknesses or any material weaknesses that may be identified in future periods, or maintain all of the controls necessary for continued compliance.

We are responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In 2005, we completed the acquisition of the remaining 50% of our Italian foreign subsidiary, BRC. The current year 2006 is the first full year for which we are required to establish and maintain adequate internal controls over our financial reporting for BRC and its subsidiaries. In the second quarter of 2006, our Chief Executive Officer and Chief Financial Officer concluded that we do not have effective procedures to evaluate, analyze and review the financial information submitted to us by our BRC operations and, accordingly, identified a material weakness related to the financial statement close procedures for these operations. This material weakness is not yet remediated as of September 30, 2006. For the nine months ended September 30, 2006, BRC and its subsidiaries had $89.2 million in revenues (accounting for 53% of our consolidated revenues) and $13.8 million in operating income (accounting for 76% of our consolidated operating income). While this control deficiency did not result in an adjustment to our consolidated financial statements for any interim period in 2006, this control deficiency could result in a material misstatement to our 2006 interim or year-end consolidated financial statements that would not be prevented or detected.

In addition, we have not yet remediated the material weakness identified in Item 9A of IMPCO’s Annual Report on Form 10-K for the year ended December 31, 2005. In that report, we advised that we had a material weakness relating the financial statement close process as part of the preparation of our consolidated financial statements due, in part, to the failure of our internal controls to detect certain adjustments. This deficiency could also result in a material misstatement to our 2006 interim or year-end consolidated financial statements that would not be prevented or detected. Moreover, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We cannot guarantee that we will be able to meet the appropriate deadlines or extended deadlines for our SEC filings in the future which could result in de-listing on NASDAQ.

We filed all of our annual and quarterly SEC reports late in the last year. While we have ultimately filed some of those reports under extended deadlines, others we have not. We cannot guarantee that we will be able to meet the appropriate deadlines or extended deadlines for our SEC filings in the future. As a result of our late filings, we are currently unable to file “short form” registration statements if we were to issue additional securities to the public, thereby increasing the cost of any securities issuances that we might consider. Similarly, we could have additional restrictions imposed on us by Nasdaq and the SEC as a result of any future late filings. Such restrictions could include, and are not limited to, de-listing on Nasdaq. While we might be able to seek listing on a smaller exchange or have our common stock traded through the over-the-counter market, de-listing on Nasdaq could affect the value and liquidity of our common stock.

Our business is directly and significantly affected by regulations relating to vehicle emissions. If current regulations are repealed or if the implementation of current regulations is suspended or delayed, our revenue may decrease. In addition, we rely on emissions regulations, the adoption of which is out of our control, to stimulate our growth.

If regulations relating to vehicle emissions are amended in a manner that may allow for more lenient standards, or if the implementation of such standards is delayed or suspended, the demand for our products and services could diminish and our revenue could decrease. In addition, demand for our products and services may be adversely affected by the perception that emission regulations will be suspended or delayed.

We are subject to certification requirements and other regulations and future more stringent regulations may impair our ability to market our products.

We must obtain product certification from governmental agencies, such as the EPA and the California Air Resources Board, to sell certain of our products in the United States, and must obtain other product certification requirements in other countries. A significant portion of our future sales will depend upon sales of fuel management products that are certified to meet existing and future air quality and energy standards. We cannot assure you that our products will continue to meet these standards. The failure to comply with these certification requirements could result in the recall of our products or civil or criminal penalties.

Any new government regulation that affects our alternative fuel technologies, whether at the foreign, federal, state, or local level, including any regulations relating to installation and service of these systems, may increase our costs and the price of our systems. As a result, these regulations may have a negative impact on our revenue and profitability and thereby harm our business, prospects, results of operations, or financial condition.

Declining oil prices may adversely affect the demand for our products.

We believe that our sales in recent periods have been favorably impacted by increased consumer demand promoted by rising oil prices. Oil prices are highly volatile and after recently reaching historically high levels, have declined. Further reductions in oil prices may occur, and demand for our products could decline in the event of fluctuating, and particularly decreasing, market prices.

Changes in tax policies may reduce or eliminate the economic benefits that make our products attractive to consumers.

In some jurisdictions, such as the United States, governments provide tax benefits for clean-air vehicles, including tax credits, rebates and reductions in applicable tax rates. In certain of our markets these benefits extend to vehicles powered by our systems. From time to time, governments change tax policies in ways that create benefits such as those for our customers. Reductions or eliminations in these benefits may adversely affect our revenue.

The potential growth of the alternative fuel products market will have a significant impact on our business.

Our future success depends on the continued global expansion of the gaseous fuel industry. Many countries currently have limited or no infrastructure to deliver natural gas and propane. Major growth of the international markets for gaseous fuel vehicles is significantly dependent on international politics, governmental policies and restrictions related to business management. In the United States, alternative fuels such as natural gas currently cannot be readily obtained by consumers for motor vehicle use and only a small percentage of motor vehicles manufactured for the United States are equipped to use alternative fuels. Users of gaseous fuel vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products. We do not expect this trend to improve in the United States in the foreseeable future. Our ability to attract customers and sell products successfully in the alternative fuel industry also depends significantly on the current price differential between liquid fuels and gaseous fuels. We cannot assure you that the global market for gaseous fuel engines will expand broadly or, if it does, that it will result in increased sales of our fuel system products. In addition, we have designed many of our products for gaseous fuel vehicles powered by internal combustion engines, but not for other power sources, such as electricity or alternate forms of power. If the major growth in the gaseous fuel market relates solely to those power sources, our revenue may not increase and may decline.

We currently face and will continue to face significant competition, which could result in a decrease in our revenue.

We currently compete with companies that manufacture products to convert liquid-fueled internal combustion engines to gaseous fuels. Increases in the market for alternative fuel vehicles may cause automobile or engine manufacturers to develop and produce their own fuel conversion or fuel management equipment rather than purchasing the equipment from suppliers such as us. In addition, greater acceptance of alternative fuel engines may result in new competitors. Should any of these events occur, the total potential demand for our products could be adversely affected and cause us to lose existing business.

New technologies could render our existing products obsolete.

New developments in technology may negatively affect the development or sale of some or all of our products or make our products obsolete. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to increasingly stringent emission standards and performance requirements, and achieve market acceptance in a timely manner could negatively impact our competitive position. New product development or modification is costly, involves significant research, development, time and expense, and may not necessarily result in the successful commercialization of any new products.

We have a significant amount of intangible assets that may become impaired, which could impact our results of operations.

Approximately $10.4 million or 5.2% of our total assets at September 30, 2006 were net intangible assets, including technology, customer relationships, trade name, and approximately $38.5 million, or 19.3% of our total assets at September 30, 2006 were goodwill that we acquired primarily from BRC. We amortize the intangible assets, with the exception of goodwill, based on our estimate of their remaining useful lives and their values at the time of acquisition. We are required to test goodwill for impairment at least on an annual basis, or earlier if we determine it may be impaired due to change in circumstances. We are required to test the other intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the intangible assets may not be recoverable. If impairment exists in any of these assets, we are required to write-down the asset to its estimated recoverable value as of the measurement date. Such impairment write-downs may significantly impact our results of operations.

Future sales of our common stock could adversely affect our stock price.

Substantial sales of our common stock, including shares issued upon exercise of our outstanding options and warrants, in the public market or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity. As of September 30, 2006, we had 15,126,485 shares of common stock outstanding, excluding 11,928 shares issued but held by us as treasury stock. Except for the 3,405,867 shares held by Mariano Costamagna and his family members and affiliates which are subject to the “volume”, “manner of sale” and other selling restrictions of Rule 144, all of these shares are currently freely tradable.

As of September 30, 2006 up to 90,352 shares of our common stock were issuable upon exercise of warrants outstanding as of that date. Furthermore, as of September 30, 2006, up to 682,727 shares were issuable upon the exercise of options, of which 317,147 were vested and exercisable. Subject to applicable vesting and registration requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices less than the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price of our common stock or our ability to raise capital by offering equity securities.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

From January 1, 2006 through September 30, 2006, our stock price has fluctuated from a low of $9.96 to a high of $24.98 (after giving effect to the reorganization). During the 52 weeks ended December 31, 2005, our stock price fluctuated from a low of $5.40 to a high of $16.62 (after giving effect to the reorganization). In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

Loans to one of our former executive officers may have been amended in violation of Section 402 of the Sarbanes-Oxley Act of 2002.

In December 2000, IMPCO loaned Dale Rasmussen, its former Senior Vice President and Secretary, $100,000. In September 2001, we loaned Mr. Rasmussen an additional $175,000. These loans were due and payable in full on July 31, 2002. The first loan was repaid in full on March 8, 2004, and the second loan was paid off in full on July 29, 2005. As a result, the SEC may take the position that this loan is a violation of Section 402 of the Sarbanes-Oxley Act of 2002.

Section 402 of the Sarbanes-Oxley Act of 2002, which became effective on June 30, 2002, prohibits us from directly or indirectly extending or maintaining credit, arranging for the extension of credit, or renewing an extension of credit, in the form of a personal loan to or for any of our directors or executive officers. An extension of credit maintained by us on June 30, 2002 is not subject to these prohibitions so long as there is no renewal or material modification to any such loan after that date. Because we did not recover the amounts due under these loans on or before their maturity date, we may be found to have materially modified or renewed Mr. Rasmussen’s loans after the effective date of Section 402. If the SEC were to institute proceedings to enforce a violation of this statute, or if one or more stockholders were to bring a lawsuit alleging that this circumstance represents a breach of our directors’ fiduciary duties, we may become a party to litigation over these matters, and the outcome of such litigation (including criminal or civil sanctions by the SEC or damages in a civil lawsuit), alone or in addition to the costs of litigation, may materially and adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) In accordance with our director compensation policy, we issued 8,928 shares of restricted common stock on August 24, 2006 to our non-employee directors for a total price of $8.94. This transaction was not registered under the Securities Act of 1933, as amended, by virtue of an exemption from registration under Section 4(2) of the Securities Act. We used the proceeds of these sales for general corporate purposes.

(b) Not applicable.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2006	603	$20.70	—	—
August 1–31, 2006	136	$16.12	—	—
September 1–30, 2006	174	$12.62	—	—

Total	913	$18.48	—	—

NOTE:

These purchases were made in open-market transactions in order to provide for the company’s obligations under our deferred compensation plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of IMPCO took place on August 23, 2006. At the annual meeting the stockholders voted on several issues including the election of three directors, the approval of the reorganization, the adoption of the 2006 Incentive Bonus Plan, and the ratification of the audit committee’s choice of independent auditors.

The following directors of IMPCO, who became directors of Fuel Systems in the reorganization, were elected at the meeting: Mariano Costamagna, Douglas R. King and J. David Power, III. The terms of the following directors did not expire at the annual meeting so they continued as directors of IMPCO and became directors of Fuel Systems pursuant to the reorganization: Norman L. Bryan, Marco Di Toro and John R. Jacobs. Also on the day of the annual meeting Aldo Zanvercelli was appointed to the board of directors.

Following is the full vote tally on all of the issues on which the IMPCO stockholders voted:

	Votes For	Votes Against or Withheld	Abstentions	Broker Non-Votes
Election of Directors:
Mariano Costamagna	25,306,030	494,749	0	0
Douglas R. King	25,299,466	501,313	0	0
J. David Power, III	25,298,400	502,379	0	0
Approval of the Agreement and Plan of Reorganization	16,374,748	4,424,687	194,716	4,806,628
Approval of the Changes to the Rights of Stockholders
To increase the number of authorized shares of common stock that can be issued from 100,000,000 to 200,000,000	24,258,535	1,349,232	193,012	0
To increase the number of authorized shares of preferred stock that can be issued from 500,000 to 1,000,000	15,406,698	5,398,156	189,297	4,806,628

	Votes For	Votes Against or Withheld	Abstentions	Broker Non-Votes
To prohibit any stockholder action taken by written consent, unanimous or otherwise, in lieu of a stockholder meeting	15,979,151	4,807,014	207,986	4,806,628
To prohibit any change in the ability of stockholders to act by written consent without the approval of the holders of at least 80 percent of the common stock entitled to vote	15,459,576	5,326,732	207,843	4,806,628
To allow the board of directors to distribute the remaining net assets of the company to common stock holders in the event of a liquidation event, subject to any preference rights of the preferred stock holders and prior payment of the company’s debts	16,408,195	4,388,288	197,668	4,806,628
To limit the adverse effect of any amendment or repeal to the provision limiting directors’ liability by providing that such amendment or repeal will not adversely affect any existing right or protection of a director under Delaware law or have any effect on any prior act or omission of a director	24,312,542	1,275,095	213,142	—
Approval of the 2006 Incentive Bonus Plan	18,474,699	7,134,524	191,556	—
Ratification of the appointment of BDO Seidman, LLP as our independent auditors	25,049,555	577,582	173,642	—

Item 5.	Other Information

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

10.1	Sixth Amendment to the Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated October 24 , 2006 and retroactively effective as of September 30, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 26, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL SYSTEMS SOLUTIONS, INC.

Date: November 9, 2006	By:	/s/ Thomas M. Costales
Thomas M. Costales
Chief Financial Officer, Treasurer and Secretary