Form 10-K
period 2006-12-31
Fuel Systems Solutions, Inc.
filed 2007-10-31
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 001-32999

FUEL SYSTEMS SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3960974
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3030 South Susan Street, Santa Ana, California 92704

(Address of Principal Executive Offices, Including Zip Code)

(714) 656-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007, was approximately $199.3 million based upon the closing sale price of the registrant’s common stock of $16.58 on June 29, 2007, the nearest trading date, as reported on the NASDAQ Stock Market.

As of September 30, 2007, the registrant had 15,490,877 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FUEL SYSTEMS SOLUTIONS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Statements about our plans, intentions and expectations are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions to help identify forward-looking statements. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performances or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A list of the known material factors that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is included in Item 1A “Risk Factors.” You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Annual Report.

EXPLANATORY NOTE

In this Form 10-K, Fuel Systems Solutions, Inc. is restating, for reasons described below, its consolidated balance sheet as of December 31, 2005 and its related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. In addition, we are restating the unaudited quarterly consolidated financial information and condensed consolidated financial statements for the first three quarters in 2006 and each of the quarters in 2005. All financial information contained in this Form 10-K gives effect to these restatements. This Form 10-K also reflects the restatement of selected consolidated financial data as of December 31, 2004, as of and for the year ended December 31, 2003, as of and for the eight months ended December 31, 2002 and as of and for the fiscal year ended April 30, 2002, and opening accumulated deficit as of May 1, 2001. Our restatement, for all reasons described below, did not result in a change to our previously reported revenue, cash flow from operations or total cash and cash equivalents shown in our historical consolidated financial statements.

Our restatement reflects adjustments related to our voluntary stock option review, as more fully described below, for additional non-cash charges for stock-based compensation expense and related payroll tax and income tax effects. Our restatement information reflects the impact of recording adjustments in the fiscal year ended April 30, 1997 through the third quarter of the fiscal year ended December 31, 2006, related to our voluntary stock option review. In addition to the adjustments related to the stock option review, the restated consolidated financial statements presented in this Form 10–K include adjustments to correct an accounting error for the first three quarters in 2006 and each of the quarters in 2005, as of and for the year ended December 31, 2005 and for the year ended December 31, 2004. This correction relates to an error made in calculating the gross profit elimination for intercompany inventory remaining on the books of certain of our subsidiaries at period end, the impact of which decreased our net loss for the year ended December 31, 2005, increased our net loss for each of the years ended December 31, 2004 and December 31, 2003. We are also reflecting adjustments, as part of our restatement, to correct accounting errors in recording income tax expense, as more fully described below, for the first three quarters in 2006 and each of the quarters in 2005 and as of and for the year ended December 31, 2005. We have reflected the impact of the adjustments related to our voluntary stock option review on our income tax disclosure in the footnotes to the consolidated financial statements but have also corrected this income tax disclosure for errors in our disclosure of our deferred tax assets and valuation allowance, as more fully described below. Lastly, our restatement also reflects adjustments to correct for errors in account classification between selling, general and administrative expense, cost of revenue and other income (expense), net, as well as reclassifications on the balance sheet primarily between short-term and long-term relating to deferred tax balances and accrued expenses for compensation and between raw materials and finished goods.

We have not amended, and we do not intend to amend, any of our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q affected by the restatements. The consolidated financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the consolidated financial statements and related consolidated financial information contained in previously filed reports should not be relied upon.

As a result of our failure to file this report and other reports on a timely basis, we will not be eligible to use Form S-3 to register our securities with the SEC until all reports under the Securities Exchange Act of 1934, as amended, have been timely filed for at least 12 months.

Restatement Related to Voluntary Stock Options Grant Review

In March 2007, our Board of Directors created a Special Committee to conduct a voluntary, internal review of the Company’s historical stock option grant practices and related accounting. The review covered options granted during the period from January 1996 through December 2006 (the “Review Period”). There were no option grants during 2005 and 2006. The Special Committee retained outside counsel and accounting experts to assist with this review.

On August 9, 2007, the Special Committee concluded its voluntary review of past stock option grant practices and determined that the original measurement dates of certain stock option grants, for financial accounting purposes, did not meet the requirements of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, we revised the measurement dates consistent with the standards of APB No. 25 based on the best information available, and when the closing price of our stock at the original stated grant date was lower than the closing price on the revised measurement date, additional compensation expense was calculated. This resulted in additional stock-based compensation expense in each fiscal year from 1997 through 2005 which aggregated $8.0 million. In addition, the revised measurement dates resulted in additional stock-based compensation of $0.3 million for the nine months ended September 30, 2006 for expense recognized under the fair value method in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which the Company adopted on January 1, 2006, because the exercise price for certain stock option grants prior to, but not vested as of January 1, 2006, differed from the fair market value on the revised measurement date, resulting in the calculation of increased fair values of said grants under the Black-Scholes option pricing model.

We also recorded stock-based compensation expense in each fiscal year from 1998 through 2006 for other stock option related errors that were identified, which aggregated $5.7 million. These items include:

•

the modification of stock options in connection with separation agreements for: (i) one director in fiscal year 1998 (ii) an officer in fiscal year 2000 and (iii) an officer in 2004 resulting in total additional expense of $0.5 million;

•

an adjustment of $0.3 million to reduce the amount previously recorded for the modification of stock options in connection with separation agreements for three officers in 2005 resulting from revised measurement dates for these stock option grants as noted above;

•

the modification of stock options for two officers in 2004 relating to their employment agreements resulting in additional expense of $1.3 million over the vesting period of the options from 2004 through the first nine months of 2006;

•

using fair value basis in accordance with SFAS No. 123 and the re-measurement principles under EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, to account for non-employee grants to employees of a 50% owned subsidiary, BRC, in 2003 and 2004 until we acquired the remaining 50% of BRC on March 31, 2005 resulting in additional expense of $0.4 million;

•	accounting for a re-price in stock option grants for two grant dates under the variable accounting method resulting in additional expense of approximately $22,000;

•	recording expense of $0.5 million for the intrinsic value of options granted by a principal stockholder to three officers in June 1998 over the vesting period of the options through January 2001;

•

and, recording expense of $3.3 million for the impact of non-recourse loans granted to these three officers to cover the exercise of their stock options granted to them by the principal stockholder from March 2001 (the date of the loan) through July 2001 (the repayment date of the loan).

As a result of the change in measurement dates described above, certain stock options granted then became issued at prices below fair market value on the revised measurement date and should have been classified as Non–Qualified Stock Options (“NQs”), rather than Incentive Stock Options (“ISOs”). Due to the differences in the tax treatment between ISOs and NQs, we under-reported or under–withheld certain payroll taxes for those NQ options. As part of the restatement, we have accrued liabilities and recorded charges to operating expenses for payroll tax contingencies and related penalties and interest. The tax liabilities, including interest and penalties, that we have recorded include the impact of the reclassification of these options for tax purposes as depicted in the pre–tax payroll tax adjustments column of the table below. Upon expiration of the related statute of limitations for payroll taxes, which we have determined to be three years, we recorded the reversal of the payroll tax liability and related penalties and interest.

The table below reflects the impact of the additional non-cash charges for stock-based compensation expense and related payroll tax liability and income tax impact on our consolidated statements of income from 1996 through September 30, 2006, including the corresponding cumulative adjustment to accumulative deficit as of May 1, 2001 on our consolidated balance sheets. Prior to this restatement, we had not recorded any non-cash stock-based compensation expense in our consolidated statements of income with the exception of $1.8 million recorded during 2005 for a modification of previous stock option awards for our former chief executive officer, our former vice president and chief operating officer for international operations and our former chief financial officer. All dollar amounts are presented in thousands except per share amounts.

		Pre-Tax Stock-Based Compensation Expense (Benefit) Adjustments	Pre-Tax Payroll Related Tax Expense (Benefit) Adjustments	Related Income Tax Expense (Benefit) Adjustments		Net Expense (Benefit) After-Tax Adjustments
Twelve months ended	April 30, 1997	$21	$—	$(7)		$14
Twelve months ended	April 30, 1998	272	8	(100)		180
Twelve months ended	April 30, 1999	1,665	73	(625)		1,113
Twelve months ended	April 30, 2000	1,139	745	(427)		1,457
Twelve months ended	April 30, 2001	3,774	571	(533)		3,812

Cumulative effect at	April 30, 2001	6,871	1,397	(1,692)		6,576

Twelve months ended	April 30, 2002	2,054	1,708	(410)		3,352
Eight months ended	December 31, 2002	378	136	1,098	(a)	1,612
Twelve months ended	December 31, 2003	1,022	(126)	—		896

Cumulative effect at	December 31, 2003	10,325	3,115	(1,004	) (b)	12,436

Twelve months ended	December 31, 2004	2,571	(967)	—		1,604

Three months ended	March 31, 2005	(197)	43	—		(154)
Three months ended	June 30, 2005	253	(1,573)	—		(1,320)
Three months ended	September 30, 2005	231	215	—		446
Three months ended	December 31, 2005	358	4	—		362

Twelve months ended	December 31, 2005	645	(1,311)	—		(666)

Three months ended	March 31, 2006	273	20	—		293
Three months ended	June 30, 2006	64	(388)	—		(324)
Three months ended	September 30, 2006	143	7	—		150

Nine months ended	September 30, 2006	480	(361)	—		119
Total		$14,021	$476	$(1,004)		$13,493

(a)	The Company recorded valuation allowance on its deferred tax assets during the eight months ended December 31, 2002 and as a result, as part of the restatement, the Company set up a valuation allowance during this period for any deferred tax assets which were established in earlier periods as part of the restatement.
(b)	The Company previously recorded the tax benefit for tax deductions related to stock-based compensation as an increase to additional paid-in-capital in accordance with APB No. 25. To the extent this tax benefit relates to stock-based compensation recorded as part of our restatement of our financial statements, the tax benefit (previously recorded to additional paid-in-capital) was recorded as a decrease to income tax expense.

For more information regarding the Special Committee’s findings and the restatement, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements,” and Note 2 “Restatement of Previously Issued Consolidated Financial Statements” in Item 8. For further information regarding the Special Committee’s findings relating to stock option practices and our remedial measures, see Item 9A “Controls and Procedures.”

Restatement Related to Gross Profit Eliminations for Intercompany Inventory

In addition to the adjustments related to the stock option review, the restated consolidated financial statements presented in this Form 10–K include an adjustment to correct an accounting error for the first three quarters in 2006 and each of the quarters in 2005, as of and for the year ended December 31, 2005 and for the year ended December 31, 2004. This correction relates to an error made in calculating the gross profit elimination for intercompany inventory remaining on the books of certain of our subsidiaries at period end. The impact of the correction, net of taxes, decreased our net income by $0.1 million for the quarter ended March 31, 2006, increased our net income by $0.2 million for the quarter ended June 30, 2006, decreased our net income by $0.1 million for the quarter ended September 30, 2006, decreased our net loss by $0.1 million for the year ended December 31, 2005, increased our net loss by $0.1 million for the year ended December 31, 2004, and increased our net loss by $0.6 million for the year ended December 31, 2003. See Note 18 of the notes to the consolidated financial statements for discussion regarding the impact on the first three quarters in 2006 and each of the quarters in 2005.

Restatement Related to Income Taxes

We are also reflecting adjustments, as part of our restatement, to correct accounting errors in recording income tax expense for the first three quarters in 2006 and each of the quarters in 2005 and as of and for the year ended December 31, 2005.

Previously, we had taken the position that the foreign earnings for BRC S.r.L. (“BRC”), our Italian subsidiary, were permanently reinvested and therefore no residual U.S. income tax was recorded under APB Opinion No. 23, Accounting for Income Taxes – Special Areas. However, for U.S. income tax purposes, the loan from MTM S.r.L. (“MTM”), a subsidiary of BRC, to IMPCO Technologies, Inc. (“IMPCO”), our U.S. subsidiary, entered into in December 2004, is deemed to be a constructive dividend and therefore created taxable income that we did not previously recognize in our 2005 provision for income taxes. For the IMPCO loan interest payments to MTM, we are required to withhold U.S. tax on the payments, which we did not previously withhold. As a result, we have recorded an adjustment to increase income tax expense by $0.1 million for the nine months ended September 30, 2006 and $0.3 million for the year ended December 31, 2005. We also recorded an adjustment to increase income tax expense by $0.1 million for the year ended December 31, 2005 to correct for an error in recording deferred tax asset valuation allowance related to our BRC operations in December 31, 2005.

We have reflected the impact of the adjustments related to our voluntary stock option review and gross profit elimination for intercompany inventory on our income tax disclosure in the footnotes to the consolidated financial statements but have also corrected this income tax disclosure for errors in our disclosure of our deferred tax assets and valuation allowance by reducing both balances due to utilization of net operating loss carryovers because the loan from MTM is treated as a constructive dividend for U.S income tax purposes, as discussed above, and due to ownership changes which took place since 1999 leading us to conclude that certain of our federal net operating loss carryovers, federal tax credit carryovers, state net operating loss carryovers and state tax credit carryovers will expire unused due to limitations imposed under Internal Revenue Code Section 382 and 383. In the aggregate, the reduction we recorded resulted in a reduction to our deferred tax assets and a corresponding reduction to the related valuation reserve in the amount of $11.4 million.

Correction of Account Classification

Our restatement also reflects adjustments to correct for errors in account classification between selling, general and administrative expense, cost of revenue and other income (expense), net. These adjustments primarily relate to the reclassification of other manufacturing costs of foreign subsidiaries which were included in selling, general and administrative expenses instead of cost of revenue, and costs related to the closure of our Cerritos facility which were classified as cost of revenue instead of selling, general and administrative expenses. We also corrected errors in classification on the balance sheet primarily between short-term and long-term for deferred tax balances and compensation related accrued expenses and between raw materials and finished goods.

Summary

The table below reflects the impact of the accounting errors that have been corrected, including 1) the additional non-cash charges for stock-based compensation expense and related payroll tax liability and income tax impact recorded in each fiscal year for the period commencing, May 1, 1996, through the quarter ended September 30, 2006, 2) the adjustment to the gross profit elimination for intercompany inventory recorded in each fiscal year for the period commencing from January 1, 2003 through the quarter ended September 30, 2006, and 3) the adjustment to income tax expense recorded in each fiscal year for the period commencing from January 1, 2005 through the quarter ended September 30, 2006. The adjustment to correctly classify costs between selling, general and administrative expense and cost of sales have not been reflected in the table below as they represent reclassification of costs that do not have an impact on our net income, earnings per share or equity. All dollar amounts are presented in thousands except per share amounts. Per share amounts may not total due to rounding.

		Net Income (Loss) As Previously Reported	Pre-tax (Expense) Benefit Adjustment	Pre-tax Equity Share In Income (loss) of Unconsolidated Affiliates Adjustment	Income Tax (Expense) Benefit Adjustment	Adjusted Net Income (loss)	Diluted EPS As Previously Reported	Adjustment	Adjusted Diluted EPS
Twelve months ended	April 30, 1997	$2,644	$(21)	$—	$7	$2,630	$0.86	$(0.00)	$0.86
Twelve months ended	April 30, 1998	4,270	(280)	—	100	4,090	1.19	(0.04)	1.15
Twelve months ended	April 30, 1999	5,800	(1,738)	—	625	4,687	1.41	(0.25)	1.16
Twelve months ended	April 30, 2000	3,065	(1,884)	—	427	1,608	0.66	(0.32)	0.34
Twelve months ended	April 30, 2001	(13,103)	(4,345)	—	533	(16,915)	(2.37)	(0.69)	(3.06)
Twelve months ended	April 30, 2002	(27,236)	(3,762)	—	410	(30,588)	(4.91)	(0.60)	(5.51)
Eight months ended	December 31, 2002	(28,394)	(514)	—	(1,098)	(30,006)	(3.95)	(0.22)	(4.17)
Twelve months ended	December 31, 2003	(6,900)	(1,484)	—	—	(8,384)	(0.83)	(0.18)	(1.01)

Cumulative effect at	December 31, 2003	(59,854)	(14,028)	—	1,004	(72,878)	(7.94)	(2.30)	(10.24)
Twelve months ended	December 31, 2004	(15,879)	(1,739)	—	—	(17,618)	(1.71)	(0.19)	(1.90)
Three months ended	March 31, 2005	(2,181)	8	—	(74)	(2,247)	(0.20)	(0.01)	(0.21)
Three months ended	June 30, 2005	1,172	1,481	(142)	(77)	2,434	0.08	0.09	0.17
Three months ended	September 30, 2005	(9,219)	(220)	11	(153)	(9,581)	(0.64)	(0.03)	(0.67)
Three months ended	December 31, 2005	(460)	(581)	91	(10)	(960)	(0.03)	(0.04)	(0.07)

Twelve months ended	December 31, 2005	(10,688)	688	(40)	(314)	(10,354)	(0.79)	0.02	(0.77)

Cumulative effect at	December 31, 2005	(86,421)	(15,079)	(40)	690	(100,850)	(10.44)	(2.47)	(12.91)
Three months ended	March 31, 2006	3,699	(322)	(80)	(23)	3,274	0.25	(0.03)	0.22
Three months ended	June 30, 2006	1,278	408	(52)	102	1,736	0.08	0.03	0.11
Three months ended	September 30, 2006	3,437	(191)	46	(166)	3,126	0.22	(0.02)	0.20

Cumulative effect at	September 30, 2006	$(78,007)	$(15,184)	$(126)	$603	$(92,714)	$(9.89)	$(2.49)	$(12.38)

PART I

Item 1.	Business.

Overview

We design, manufacture and supply alternative fuel components and systems for use in the transportation, industrial and power generation industries on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For more than 48 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of several hundred distributors and dealers in 70 countries and 120 original equipment manufacturers, or OEMs.

We offer an array and combination of gaseous fuel components to assemble fuel conversion kits and systems for our customers, including:

•	fuel delivery—pressure regulators, fuel injectors, flow control valves, and other components designed to control the pressure, flow and/or metering of gaseous fuels;

•	electronic controls—solid-state components and proprietary software that monitor and optimize fuel pressure and flow to meet manufacturers’ engine requirements;

•	gaseous fueled internal combustion engines—engines manufactured by OEMs that are integrated with our fuel delivery and electronic controls; and

•	systems integration—systems integration support to integrate the gaseous fuel storage, fuel delivery and/or electronic control components and sub-systems to meet OEM and aftermarket requirements.

Automobile manufacturers, taxi companies, transit and shuttle bus companies, and delivery fleets are among our most active customers. Additionally, users of small and large industrial engines capitalize on the lower cost and pollutant benefits of using alternative fuels. For example, forklift and other industrial equipment users often use our products to operate equipment indoors resulting in lower toxic emissions. The wide availability of gaseous fuels in world markets combined with their lower emissions and cost compared to gasoline and diesel fuels is driving rapid growth in the global alternative fuel industry market. In 2006, 2005 and 2004, approximately 78%, 66% and 45% of our revenue, respectively, was derived from sales outside the United States.

We were incorporated in Delaware in 1985 after having provided automotive and alternative fuel solutions in a variety of organizational structures since 1958.

Reorganization

On August 23, 2006, our Company was reorganized pursuant to an Agreement and Plan of Reorganization by and among IMPCO Technologies, Inc. (“IMPCO”), Fuel Systems Solutions, Inc. (Fuel Systems”), a newly formed Delaware corporation, and IMPCO Merger Sub, Inc., a Delaware corporation formed solely for the purpose of consummating the reorganization. The agreement reorganized IMPCO’s capital structure into a holding company structure, pursuant to which (1) IMPCO contributed 100% of its holdings of the capital stock of BRC S.r.L. (“BRC”) to Fuel Systems; (2) IMPCO became a wholly owned subsidiary of Fuel Systems; and (3) the stockholders of IMPCO exchanged all of their shares of IMPCO for shares of Fuel Systems. Nasdaq began listing Fuel Systems’ common stock on the Nasdaq Global Market under a new trading symbol “FSYS” on August 25, 2006.

We believe that the reorganization, through the formation of our holding company Fuel Systems, with IMPCO and BRC being separate, stand-alone operating entities and wholly-owned subsidiaries of Fuel Systems, offers several advantages:

•	It promotes greater management accountability at the corporate and individual operating unit levels;

•	It creates greater flexibility to respond to customer needs; and

•	It aligns each operating subsidiary with specific core product lines and business segments.

As a result of this reorganization, the two market segments in which we operate are more closely aligned with our subsidiaries: IMPCO (industrial segment) and BRC (transportation segment).

As part of the reorganization, stockholders of IMPCO received one whole share of common stock of Fuel Systems in exchange for every two shares of IMPCO common stock owned at the time of the reorganization. Stockholders received cash for any fractional shares held equal to a proportionate interest in the gross proceeds of the sale on Nasdaq of the aggregate fractional shares.

All outstanding warrants to purchase IMPCO common stock became warrants to purchase one whole share of Fuel Systems’ common stock for every two shares of IMPCO common stock subject to such warrant terms, with any fractional shares treated in accordance with the warrant terms. All outstanding options to purchase IMPCO common stock became options to purchase one whole share of Fuel Systems’ common stock for every two shares of IMPCO common stock subject to such option, with any fractional shares rounded-up to the nearest whole number. The exercise price of the warrants and options following the reorganization became equal to twice the exercise price of such option or warrant immediately prior to the reorganization. The post-reorganization consolidated financial statements of Fuel Systems presented herein are presented on the same basis as and can be compared to the consolidated financial statements reported in IMPCO’s prior quarterly and annual reports filed with the SEC. All share numbers and per share amounts are stated for Fuel Systems and have given effect to the two-for-one exchange of IMPCO stock into Fuel Systems stock that was effected pursuant to the reorganization.

The reorganization transaction is described in detail in the proxy statement/prospectus on Form S-4, filed by Fuel Systems with the SEC on July 7, 2006 and declared effective that day. That filing also includes the full text of the certificate of incorporation of Fuel Systems.

Our periodic and current reports, and any amendments to those reports, are available, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC, on our website: www.fuelsystemssolutions.com. The information on our website is not incorporated by reference into this report. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N E, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding us at http://www.sec.gov.

Alternative Fuel Industry

Overview

Our business is focused on the alternative fuel industry. We believe three independent market factors—economics, energy independence and environmental concerns—are driving the growth of the market for alternative fuel technology. We believe the historic price differential between propane or natural gas and gasoline results in economic benefit to end users of alternative fuel technology. In transportation markets, the price of alternative fuels such as natural gas or propane is typically substantially less than the price of gasoline. By converting a liquid fueled internal combustion engine to run on propane or natural gas, customers can capitalize on this fuel price differential. End-users may recoup the cost of the conversion within six to eighteen months, depending on the fuel cost disparity prevailing at the time. Transportation companies in various countries, including Italy, Turkey, Poland, Australia, Brazil and many countries in Asia are also taking advantage of these economics.

In addition to economic benefits of alternative fuels to end-users, some governments have sought to create a demand for alternative fuels in order to reduce their dependence on imported oil and reduce their unfavorable balance of payments by relying on their natural gas reserves. Alternative fuel vehicles that operate on natural gas or propane can lessen the demand for gasoline.

Markets

We are directly involved in two market segments: transportation and industrial, which includes mobile and power generation equipment. These segments have seen growth in the use of clean-burning gaseous fuels due to the less harmful emissions effects of gaseous fuels and the cost advantage of gaseous fuels over gasoline and diesel fuels.

Transportation

According to the most recent statistics from the World LP Gas Association, the International Association for Natural Gas Vehicles, or IANGV, and the European Natural Gas Association, there are over 11.4 million propane, or LPG, vehicles and 5.7 million natural gas vehicles in use worldwide, either for personal mobility, fleet conveyance or public transportation. As the world’s vehicle population increases from 800 million to an estimated 1.3 billion by 2020, most growth will occur in developing countries within Asia, North Africa, and areas of the Middle East. These regions currently have the lowest ratio of vehicles per one thousand people, and are slated to grow rapidly over the next ten years as economic improvements stimulate personal vehicle ownership. The Energy Information Administration of the U.S. Department of Energy, the World Bank, the Office of Economic and Community Development, the fifteen countries of the European Union and the Asian Development Bank suggest that interest in expanding the use of alternative fuel vehicles is mounting in many parts of the developed and developing world. Growth projections, reported by the Energy Information Administration and the IANGV in comparison with current data available from the European Natural Gas Vehicle Association, indicate that over two million additional alternative fuel vehicles will be introduced worldwide by 2010. In Europe, alternative fuel vehicles have rapidly penetrated the transportation market. The European Union’s four largest natural gas-consuming members, the United Kingdom, Germany, France, and Italy, all have introduced incentives for gaseous-fueled vehicles. The European Union has established a target to replace 20% of their liquid fueled vehicles with gaseous fueled vehicles by 2020.

Asia is emerging as a significant growth market for alternative fuel vehicles. China, already the world’s second-largest energy consumer, will continue to grow in importance on world energy markets as many forecasts suggest that strong economic growth will drive up demand.

Industrial

Equipment such as forklifts, aerial platforms, sweepers, turf equipment, power generators and other mobile industrial equipment have long been workhorses of developed countries, and are a significant portion of our global activities. With developed countries such as the United States, and the countries in Asia and Europe seeking a broader consensus on regulation of emission sources in an attempt to further reduce air pollution, many countries have legislated and we believe will continue to legislate, emission standards for this type of equipment.

With new emissions regulations being imposed, OEMs will require advanced technologies that permit the use of gaseous fuels in order to satisfy not only the regulation, but also the customers’ requirements for durability, performance and reliability. We have developed and are currently supplying a series of advanced technology alternative fuel systems to the industrial OEM market under the brand name Spectrum®. We and our industrial brands focus on serving the market with fuel systems, services and emission certified engine packages.

The World Energy Outlook 2006 projects the global primary energy demand to be over 50% higher in 2030 compared to 2003, an average annual rate of increase of 1.6%. Even though the earth’s energy resources are adequate to meet this demand, the amount of investment that will be needed to exploit these resources will be higher than in the past. For example, the World Energy Outlook 2006 estimated that an investment of $20 trillion is needed through 2030. Investment in the oil industry will also have to rise sharply, as demand rises and the surplus capacity in crude oil production and refining that has characterized the industry since the 1970s is completely used. Approximately 39% of the increase in gas demand is expected to come from the power generation sector, and 52% from the industrial sector, since natural gas is relatively more efficient compared to other energy sources and since it burns more cleanly than either coal or oil. Worldwide energy consumption of the industrial sector is expected to grow by 2.4% annually (compared to 1% annual expected growth in population) over the 2003-2030 period, according to U.S. Department of Energy’s International Energy Outlook 2006. The natural gas share of world energy consumption (on a Btu basis) is expected to rise from 24% to 26%. Gaseous fuels such as propane and natural gas have significant reserves available worldwide which are less costly to refine compared to crude oil and have historically been less expensive than liquid fuels. According to the U.S. Geological Survey’s World Petroleum Assessment 2000, a significant volume of natural gas remains to be discovered. China and India, the world’s most heavily populated nations, are actively developing their infrastructure to facilitate natural gas consumption and imports.

Competitive Advantages

Industry participants compete on price, product performance and customer support.

We believe we have developed a technological leadership position in the alternative fuel industry based on our experience in designing, manufacturing and commercializing alternative fuel delivery products and components; our relationships with leading companies in transportation; our knowledge of the power generation and industrial markets; our financial commitment to research and product development; and our proven ability to develop and commercialize new products. We believe our competitive strengths include:

•	Strong technological base;

•	Strong global distribution and OEM customer relationships;

•	Extensive manufacturing experience;

•	Established systems integration expertise; and

•	Positioned for global growth.

Customers and Strategic Relationships

IMPCO’s customers include some of the world’s largest OEMs and engine manufacturers, and BRC’s customers include some of the world’s largest automotive OEM’s.

We are working with a number of our customers to address their future product and application requirements as they integrate more advanced, certified gaseous fuel systems into their business strategies. Additionally, we continually survey and evaluate the benefits of joint ventures, acquisitions and strategic alliances with our customers and other participants in the alternative fuel industry to strengthen our global business position.

In 2006, no single customer represented more than 10% of our consolidated sales. In 2005 and 2004, Nacco Materials Handling Group represented approximately 14.5% and 21.2% of our consolidated sales. No other customer represented more than 10% of our consolidated sales in 2005 or 2004. During 2006, 2005 and 2004, sales to our top ten customers accounted for 36.5%, 40.2% and 54.3% of our consolidated sales, respectively. If several of these key customers were to reduce their orders substantially, we would suffer a decline in sales and profits, and those declines could be substantial.

Products and Services

Our products include gaseous fuel regulators, fuel shut-off valves, fuel delivery systems, complete engine systems, and electronic controls for use in internal combustion engines for the transportation, industrial, and power generation markets. In addition to these core products, which we manufacture, we also design, assemble and market ancillary components required for complete systems operation on alternative fuels.

All of our products are designed, tested and validated in accordance with our own internal requirements, as well as tested and certified with major regulatory and safety agencies throughout the world, including Underwriters Laboratories in North America and TÜV in Europe. The following table describes the features of our products:

Products	Features
Fuel Metering

•        Designed to operate on propane, natural gas or digester gas fuels

•        Electronic control overlays allow integration with modern emissions monitoring systems for full emissions compliance capability

•        Designed for high resistance to poor fuel quality

Fuel Regulation	• Reduces pressure of gaseous and liquid fuels • Vaporizes liquid fuels • Handles a wide range of inlet pressures

Fuel Shut-Off

•        Mechanically or electronically shuts off fuel supply to the regulator and engine • Available for low-pressure vapor natural gas and high-pressure liquid propane • Designs also incorporate standard fuel filtration to ensure system reliability

Electronics & Controls	• Provides closed loop fuel control, allowing integration with existing sensors to ensure low emissions • Integrates gaseous fuel systems with existing engine management functions

Engine-Fuel Delivery Systems	• Turnkey kits for a variety of engine sizes and applications • Customized applications interface per customer requirements

Fuel Systems	• Complete vehicle and equipment systems for aftermarket conversion • Complete engine and vehicle management systems for heavy on-highway vehicles

• Complete engine and vehicle management systems for off-highway and industrial engines used for material handling, power generation and industrial applications

We have developed capabilities which we use to develop a broad range of products to satisfy our customers’ needs and applications. These capabilities/applications fall into the following categories:

Capabilities	Applications
Design and Systems Integration

•        Strong team of applications engineers for component, system and engine level exercises providing support to customers in the application of our gaseous fuel products

•        Applications engineering services for whole vehicle/machine integration outside of our products

•        Full three dimensional design modeling and component rapid prototyping services

Certification

•        Certification of component products and systems in line with the requirements of California Air Resources Board and Environmental Protection Agency for off-highway engines

•        Provide customers with the required tools to manage in-field traceability and other requirements beyond initial emission compliance

Testing and Validation	• Component endurance testing • Component thermal and flow performance cycling • Engine and vehicle testing and evaluation for performance and emissions

Sub-System Assembly	• Pre-assembled modules for direct delivery to customers’ production lines • Sourcing and integrating second and third tier supplier components

Training and Technical Service

•        Complete technical service support, including technical literature, web-based information, direct telephone interface (in all major countries) and on-site support

•        Training services through sponsored programs at approved colleges, at our facilities worldwide and on-site at customer facilities

Service Parts and Warranty Support	• Access to service parts network, along with direct support in development of customers’ own internal service parts programs and procedures

Sales and Distribution

We sell products through a worldwide network encompassing several hundred distributors and dealers in over 70 countries and through a sales force that develops sales with distributors, OEMs and large end-users. Our operations focus on OEM and aftermarket distributors in the transportation, industrial, and power generation markets. Of these markets, we believe that the greatest potential for immediate growth is in the Europe and Asia Pacific regions in the transportation OEM and aftermarket, and in North America in the industrial OEM and aftermarket.

During years 2006, 2005 and 2004, sales to distributors accounted for 63.6%, 62.2% and 32.0%, respectively, of our net revenue, and sales to OEM customers accounted for 36.4%, 37.8% and 68.0%, respectively, of our net revenue.

Distributors generally service the aftermarket business for the conversion of liquid fueled engines to gaseous fuels and small-volume OEMs are generally specialized and privately owned enterprises. Many domestic distributors have been our customers for more than 30 years and many of our export distributors have been our customers for more than 20 years.

Our IMPCO operations, consisting of our U.S. facility and foreign subsidiaries located in the Netherlands, Australia and Japan, as well as our BRC operations, consisting of our Italian facility and foreign subsidiaries in Argentina and Brazil, have sales, application, market development and technical service capabilities. Information regarding revenue, income and assets of each of our two business segments, IMPCO operations and BRC operations, and our revenue and assets by geographic area is included in Note 12 to the consolidated financial statements.

Manufacturing

We manufacture and assemble a majority of our products at our facilities in Santa Ana, California, and Cherasco, Italy and to a lesser extent at some of our other international facilities. Current manufacturing operations consist primarily of mechanical assembly and light machining. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic and foreign automotive and electronics suppliers, die casters, stamping operations, specialized diaphragm manufacturers and machine shops. In 2006, 2005 and 2004, Power Solutions, Inc. accounted for approximately 11.8%, 17.1% and 33.7% of our raw material purchases, respectively.

Material costs and machined die cast aluminum parts represent the major components of cost of sales. Coordination with suppliers for quality control and timely shipments is a high priority to maximize inventory management. We use a computerized material requirement planning system to schedule material flow and balance the competing demands of timely shipments, productivity and inventory management. Our California and Italy manufacturing facilities are ISO-9001 certified.

Research and Development

Our research and development programs provide the technical capabilities that are required for the development of systems and products that support the use of gaseous fuels in internal combustion engines. Our research and development is focused on fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines. Our research and development expenditures were approximately $8.1 million, $8.2 million and $4.7 million in 2006, 2005 and 2004, respectively.

Competition

Our key competitors in gaseous fuel delivery products, accessory components and engine conversions markets include Landi Group, Lovato Company, OMVL, S.r.L. and O.M.T. Tartarini, S.r.L. located in Europe, Aisan Industry Co. Ltd. and Nikki Company Ltd. in Japan and TeleflexGFI in the North America and Europe. These companies, together with us, account for a majority of the world market for alternative fuel products and services. In the future, we may face competition from traditional automotive component suppliers, such as the

Bosch Group, Delphi Corporation, Siemens VDO Automotive AG, and Visteon Corporation, and from motor vehicle OEMs that develop fuel systems internally. Industry participants compete on price, product performance and customer support.

Product Certification

We must obtain emission compliance certification from the Environmental Protection Agency to sell certain of our products in the United States, from the California Air Resources Board to sell certain products in California, and meet European standards for emission regulations in that market. Each car, truck or van sold in the market must be certified before it can be introduced into commerce, and its products must meet component, subsystem and system level durability, emission, refueling and various idle tests. We have also obtained international emissions compliance certification in Argentina, Australia, Brazil, Canada, Chile, Europe, Russia, Mexico and Thailand. We strive to meet stringent industry standards set by various regulatory bodies. Approvals enhance the acceptability of our products in the worldwide marketplace. Many foreign countries also accept these agency approvals as satisfying the “approval for sale” requirements in their markets.

Employees

As of August 31, 2007, we employed approximately 845 persons, excluding those employed by our unconsolidated affiliate in Brazil, Italy and South Korea. Of these employees, 271 were employed in IMPCO operations, of which 77 are foreign employees, and 574 were employed in BRC operations. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

Intellectual Property

We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have four U.S. patents and four Italian patents issued. Our U.S. patents will expire on various dates through October 2008, and our Italian patents will expire on various dates until April 2026. We do not expect the expiration of our patents to have a material effect on our revenue.

We also rely on a combination of trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. However, we cannot be sure that these intellectual property rights provide sufficient protection from competition. We believe that our intellectual property protected by copyright, trademark and trade secret protection is less significant than our intellectual property protected by patents.

Third parties may claim that our products and systems infringe their patents or other intellectual property rights. Identifying third-party patent rights can be particularly difficult, especially since patent applications are not published until 18 months after their filing dates. If a competitor were to challenge our patents, or assert that our products or processes infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to design around their patents, pay substantial damages or even be forced to cease our operations, any of which could be expensive and/or have an adverse effect on our operating results. Third party infringement claims, regardless of their outcome, would not only drain our financial resources, but also would divert the time and effort of our management and could result in our customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

Item 1A.	Risk Factors.

We currently have substantial debt that we may be unable to service.

We have significant debt service obligations. As of December 31, 2006, we had aggregate outstanding indebtedness of $18.9 million not including debt obligations for IMPCO from BRC of approximately $17.5 million under a loan agreement with MTM S.r.L. (the “MTM loan”), which have been eliminated in consolidation. The IMPCO U.S. operations LaSalle senior credit facility has a maximum borrowing limit of $9.0 million, which was limited based on our eligible accounts receivable and our eligible inventory as of December 31, 2006 to approximately $7.3 million. Of that amount, $5.2 million was outstanding as of December 31, 2006, leaving approximately $2.1 million unused and available.

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

We have recently been in default under our IMPCO U.S. operations primary debt facility, and we cannot assure you that we will be able to avoid events of default or noncompliance in the future or to obtain amendments to our debt facilities.

The IMPCO U.S. operations LaSalle senior credit facility requires us to present it with accurate and timely financial reports. Due to the delay in preparing the current and restated historical financial statements included in this annual report on 10-K for 2006 and the quarterly reports for the first two quarters of 2007, we have been in breach of this requirement. In addition, the LaSalle senior credit facility requires us to maintain specified financial ratios and meet specific financial tests, such as requiring us to generate specified amounts of pre-tax income. Our recurring failure to comply with these covenants has resulted in defaults for which we have had to seek numerous waivers and amendments to our credit facility.

If we are unable to secure any necessary future waivers or amendments, LaSalle could require us to repay the amounts owed under the credit agreement immediately. If we are unable to make a required repayment and are not able to draw sufficient dividends or loans from our subsidiaries or refinance these borrowings, our lenders could foreclose on our assets and our business could be adversely impacted.

We cannot assure investors that the lenders will continue to agree to amend the financial covenants or grant further or continuing waivers in the future. In addition, amendments or waivers may be on terms that are different from and more onerous to us than the current terms of the senior credit facility. For example, in connection with granting us recent waivers, LaSalle has required that we make no payments to MTM under the loan between IMPCO and MTM. In order to avoid defaulting on the MTM loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments.

Our senior credit facility with LaSalle expires on January 31, 2008. We might not be able to extend the maturity of the LaSalle senior credit facility, and we would have to draw dividends from our subsidiaries or refinance our indebtedness in order to repay the amounts owing under it.

IMPCO U.S. operations has historically depended on borrowings under our LaSalle senior credit facility to fund our liquidity and capital needs. As of September 30, 2007, the outstanding principal amount under the credit facility was $3.1 million. This credit facility expires on January 31, 2008. La Salle has indicated its intent to not renew our credit facility in the long term and they may or may not be willing to extend beyond that date while we transition to a new lender.

If we are unable to obtain additional or replacement financing by the expiration of the LaSalle senior credit agreement, we would have to draw dividends or obtain loans from our subsidiaries to repay the amounts owing or refinance the debt. Our ability to find replacement financing is hampered by the long delay in filing this annual report on Form 10-K for 2006 and the quarterly reports on Form 10-Q for the first two quarters of 2007, and our need to present the consolidated financial statements contained in these periodic reports to prospective lenders as part of the loan application process. As a result, we may not be able to secure a new credit facility on terms that are favorable to us before the expiration of the LaSalle senior credit facility and may not be able to secure a new credit facility by that time, if at all. If we cannot repay the amounts owning under the LaSalle senior credit facility, or if the Company cannot obtain the necessary waivers or amendments, or return to compliance with the LaSalle covenants and all other loan covenants, the Company’s lenders may foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on us.

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

Because of certain requirements arising under Italian law, Mariano Costamagna (our Chief Executive Officer) and Pier Antonio Costamagna (Director of Mechanical Engineering of MTM S.r.L. (“MTM”)), whom we refer to as Founders of BRC, have jointly and severally guaranteed IMPCO’s performance under the MTM loan. In order to secure their recourse in the event that guaranty is exercised and the Founders are required to make payments of the amounts due, we have pledged to the Founders our entire interest in BRC. If IMPCO fails to perform the terms of the MTM loan and the Founders are required to fulfill their guarantees, the Founders may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If the Founders were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights to participate in BRC’s earnings and assets. This would have a material adverse effect upon our earnings and our assets. The terms of the MTM loan requires IMPCO to repay MTM the principal according to the following schedule, with a $5.0 million “balloon payment” of accrued interest and unpaid principal due on December 31, 2009:

Quarters Ending	Quarterly Payment Amount	Payment Per Year
December 31, 2006 – paid in January 2007	$650,000	$650,000
January 1, 2007 through December 31, 2007	800,000	3,200,000
January 1, 2008 through December 31, 2008	1,000,000	4,000,000
January 1, 2009 through December 31, 2009	1,150,000	4,600,000
Balloon Payment due December 31, 2009		5,000,000

Total payments		$17,450,000

The internal review of our historical stock option granting practices, the restatement of certain of our historical consolidated financial statements, investigations by the SEC and related events have had, and will continue to have, an adverse effect on us.

On March 19, 2007, Fuel Systems announced that a Special Committee of its Board of Directors, with the assistance of independent legal counsel, was conducting a review of our stock option practices covering the period from 1996 to 2006. As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 2 to the Consolidated Financial Statements in this Form 10–K, the Special Committee reached a conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, we have recorded additional non-cash stock-based compensation expense, and related tax effects, related to certain stock option grants, and we have restated certain previously filed consolidated financial statements included in this Form 10–K.

The stock option grant review and related activities have resulted in substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from the day-to-day business, and could in the future harm our business, financial condition, results of operations and cash flows.

While we believe that we have made appropriate judgments in determining the correct revised measurement dates for our historical stock option grants and have appropriately corrected for the other option accounting errors that have been identified, the SEC may disagree with the manner in which we have accounted for and reported the financial impact. Accordingly, there is a risk we may have to further restate prior consolidated financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

In addition, the stock option grant review and restatements of our prior consolidated financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We are unable to predict what action, if any, the SEC, or other regulatory bodies may pursue or what consequences such an action may have on us. We are also unable to predict the likelihood of or potential outcomes from litigation, other regulatory proceedings or government enforcement actions, if any, relating to our past stock option practices and the need to restate our historical consolidated financial statements. The resolution of these matters could be time-consuming and expensive, further distract management from other business concerns and harm our business. Furthermore, if we were subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business and financial condition.

We cannot guarantee that we will be able to meet the appropriate deadlines or extended deadlines for our SEC filings in the future which results in our inability to use “short form” registration statements.

We filed our annual SEC reports late in each of the last four years. We have also filed several of our quarterly reports late during this period. While we have ultimately filed some of those reports under extended deadlines, others we have not. Our Form 10-K for the year ended December 31, 2006 and our Forms 10-Q for the periods ended March 31, 2007 and June 30, 2007 were significantly delayed due to our voluntary review of historical stock option grants. We cannot guarantee that we will be able to meet the appropriate deadlines or extended deadlines for our SEC filings in the future. As a result of our late filings, we are currently unable to file “short form” registration statements if we were to issue additional securities to the public, thereby increasing the cost of any securities issuances that we might consider. Furthermore, additional delays in our filings could jeopardize our common stock’s listing status on the Nasdaq Stock Market.

If we do not comply with the requirements of the NASDAQ Stock Market, our common stock may be delisted from the NASDAQ Stock Market.

We have received letters from the staff of the NASDAQ Stock Market stating that, as a result of the delayed filing of this Form 10-K, our March 31, 2007 Form 10-Q and our June 30, 2007 Form 10-Q, we are subject to delisting from the NASDAQ Stock Market. To date, NASDAQ has granted an exception to the listing requirement, pending further review, and subject to us filing our delinquent reports by specified dates. With the filing of this report and the filing of our Quarterly Reports on Form 10–Q for the quarters ended March 31, 2007 and June 30, 2007, we believe that we have remedied our non-compliance with Marketplace Rule 4310(c)(14). However, there can be no assurance that the Listing Council will decide to allow our common stock to remain listed on NASDAQ Stock Market. In addition, if the SEC disagrees with the manner in which we have accounted for the financial impact of past stock option grants, we could experience further delays in filing subsequent SEC reports that could result in delisting of our common stock from the NASDAQ Stock Market.

If our common stock is delisted from the NASDAQ Stock Market, it would subsequently trade on the Pink Sheets which may reduce the price of the our common stock and the liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets would materially adversely affect our access to the capital markets, and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to the company or at all.

We have a history of significant cash outflows that may limit our ability to grow and may materially and adversely impact our prospective revenue and liquidity.

We have experienced net cash outflows. At December 31, 2006, our cash and cash equivalents totaled approximately $11.5 million and our working capital was $56.3 million. At December 31, 2005 our cash and cash equivalents totaled approximately $27.1 million and our working capital was $40.3 million. We have experienced significant cash outflows as a result of building inventory levels to reduce lead time. Based upon our eligible accounts receivable and our eligible inventory as of December 31, 2006, our funds available for borrowing under our senior secured credit facility were approximately $7.3 million, of which approximately $5.2 million was outstanding, leaving approximately $2.1 million unused and available. As of December 31, 2006, we had total stockholders’ equity of $110.8 million and an accumulated deficit of $109.1 million. If adequate funds are no longer available or are no longer available on acceptable terms, our ability to grow may be limited which may have a material and adverse effect on our results of operations and liquidity.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies in general and our company in particular have a history of depending upon and using broad based employee stock option programs to hire, to motivate and to retain employees in a competitive marketplace. We did not previously recognize compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options. We instead disclosed in the notes to our financial statements information about what such charges would be if they were expensed. The Financial Accounting Standards Board, or FASB, adopted a new accounting standard that required us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We recorded these expenses beginning with our first quarter of 2006, as required, and recorded approximately $1.7 million in compensation expense for the year ended December 31, 2006. The change in accounting rules increases reported net loss or, when we are profitable, decreases reported earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact the likelihood of our using broad based employee stock option plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace. However, we have not issued any stock options to employees since 2004 and, in 2006, our board of directors adopted a new bonus incentive plan that authorizes cash and restricted stock awards to employees, but does not authorize stock option awards.

We are dependent on certain key customers, and the loss of one or more customers could have a material adverse effect on our business.

A substantial portion of our business results from sales to key customers. In the year ended December 31, 2006, no one customer exceeded 10% of our consolidated sales. Sales to our top ten customers during the year ended December 31, 2006 accounted for approximately 36.5% of our consolidated sales. In 2005, Nacco Materials Handling Group represented approximately 14.5% of our consolidated sales. No other customer represented more than 10% of our consolidated sales in 2005. Sales to the top ten customers during 2005 accounted for approximately 40.2% of our consolidated sales. If several of these key customers were to reduce their orders substantially, we would suffer a decline in revenue and profits, and those declines could be material and adverse.

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

We have established relationships with third party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products or would significantly increase our production costs, either of which would negatively impact our results of operations and business. In addition, we rely on a limited number of suppliers for certain proprietary die cast parts, electronics, software, catalysts as well as engines for use in our end products. In the year ended December 31, 2006, Power Solutions, Inc. supplied approximately 11.8% of our raw materials, as compared to 17.1% in 2005. Approximately 38.2% and 45.5% of our raw materials during the year ended December 31, 2006 and 2005, respectively, were supplied by ten entities. We could incur significant costs in the event that we are forced to utilize alternative suppliers.

We may experience unionized labor disputes at original equipment manufacturer facilities.

As we become more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. For 2006 and 2005, direct OEM product sales accounted for 36.4% and 37.8% of IMPCO’s revenue, respectively. Labor unions represent most of the labor forces at OEM facilities. In the past, labor disputes have occurred at OEM facilities which adversely impacted our direct OEM product sales. Such labor disputes are likely to occur in the future and, if so, will negatively impact our sales and profitability.

We face risks associated with marketing, distributing, and servicing our products internationally.

In addition to the United States, we currently operate in Italy, Australia, the Netherlands, Japan, Brazil and Argentina, and market our products and technologies in other international markets, including both industrialized and developing countries. During 2006 and 2005, approximately 22% and 34% of our revenue, respectively, was derived from sales to customers located within the United States and Canada, and the remaining 78% and 66%, respectively, was derived from sales in Asia, Europe, and Latin America where economics and fuel availability make our products more competitive. Additionally, approximately 75% of our employees and 90% of our approximately 400 distributors and dealers worldwide are located outside the United States. Our combined international operations are subject to various risks common to international activities, such as the following:

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

We have significant operations outside of the United States. As a result, we engage in business relationships and transactions that involve many different currencies. Exchange rates between the U.S. dollar and the local currencies in these foreign locations where we do business can vary unpredictably. These variations may have an effect on the prices we pay for key materials and services from overseas vendors in our functional currencies under agreements that are priced in local currencies. If exchange rates with local currencies decline, our effective costs for such materials and services would increase, adversely affecting our profitability. Operating cash balances held at non-U.S. banks (which were 57.8% of our consolidated cash and cash equivalents at December 31, 2006) are not federally insured and therefore may pose a risk of loss to us.

Our financial results are significantly influenced by fluctuations in foreign exchange rates.

BRC recognized approximately a $1.9 million unrealized loss and a $3.5 million unrealized gain as a result of changes in foreign exchange rates during 2006 and 2005, respectively, in connection with MTM’s five-year $22.0 million loan agreement with IMPCO that is denominated in U.S. dollars. Of the approximately $3.5 million unrealized gain for the year ended December 31, 2005, we recognized approximately $2.3 million in other income for the nine months ended December 31, 2005 and approximately $0.6 million, which related to our share of the earnings of BRC prior to our acquisition of the second 50% of BRC on March 31, 2005, in equity share in income of unconsolidated affiliates. Fluctuations in foreign exchange rates in the future could impact the financial results and cause net income and earnings per share to decline dramatically. We may be unable to effectively hedge our exposure to this risk or significantly reduce our foreign exchange risk. BRC entered into a three-year foreign exchange forward contract on January 5, 2005 for the purpose of hedging the quarterly payments being made by IMPCO to BRC under the MTM loan leaving $13.6 million unhedged. However, we determined that the foreign exchange forward contract did not qualify for hedge accounting treatment. We recognize the gains and losses in fair value of these agreements from fluctuations between the euro and U.S. dollar in other income (loss) in our consolidated statements of operations. In 2006 and 2005, BRC recognized approximately $0.6 million income and $0.7 million expense, respectively, as an adjustment to the fair value of the foreign exchange forward contract.

We derive income from unconsolidated foreign companies that we do not control. We may never realize any value from our investment in our unconsolidated foreign subsidiary WMTM Equipamento de Gases Ltd (“ WMTM”), and WMTM may be unable to pay on amounts owed to our consolidated subsidiary MTM for the purchase of components or its loan owing to us.

Beginning April 1, 2005 and subsequent to the 100% acquisition of BRC, we recognize 50% of the earnings and losses of WMTM Equipamentos de Gases, Ltda, a Brazilian joint venture with an American partner, and 50% of the earnings and losses of MTE, S.r.L., an Italian company. A portion of our income is generated from the operations of these unconsolidated foreign subsidiaries in which we hold 50% interests. Although the agreements that govern our relationships with these entities provide us with some level of control over our investments, we do not have the ability to control their day-to-day operations or their management. As a result, we cannot control these entities’ ability to generate income.

WMTM’s losses over the period of our investment have exceeded the amount of our investment in WMTM. In addition, our consolidated subsidiary MTM sells components to WMTM, and the total amount owed by WMTM to MTM as of December 31, 2006 was approximately $2.0 million which was past due as of that date. Moreover, we extended the maturity date on our loan to WMTM ($3.6 million at December 31, 2006 of which we have reserved $0.3 million) from January 31, 2007 to January 31, 2010. As of December 31, 2006, amounts due to us by WMTM aggregated to $5.6 million of which $2.0 million was past due. We may never realize any value from our investment in WMTM, and WMTM may be unable to pay amounts owed to MTM for the purchase of components or its loan owing to us.

We are highly dependent on certain key personnel.

We are highly dependent on the services of Mariano Costamagna, our Chief Executive Officer, and Marco Seimandi, BRC’s Marketing Director. These two executives are extensively involved in, or directly or indirectly oversee, virtually every aspect of our day-to-day operations. Were we to lose the services of either of these executives, we would face a significant risk of declining revenue and/or operating income. Moreover, the loan to IMPCO from MTM can be accelerated in the event that Mariano Costamagna is terminated by us for any reason, with certain limitations for termination occasioned by his death or if we materially breach his employment agreement.

We have identified material weaknesses in our internal controls over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our securities.

Our management has identified material weaknesses in our internal control over financial reporting as of December 31, 2006 arising from a combination of internal control deficiencies with respect to the period-end financial close, accounting for our investments in subsidiaries and joint ventures and revenue recognition processes of our Italian subsidiary, in our stock administration policies and practices, and in our period-end financial close process as discussed in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A. In addition, due to the identification of material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006 our disclosure controls and procedures were not effective.

Specifically, our management has identified the following material weaknesses:

•

We did not maintain effective internal control over the financial close process at BRC, our Italian subsidiary and BRC did not have an adequate number of accounting and finance personnel with sufficient technical expertise in U.S. GAAP. As a result, BRC did not have effective procedures to evaluate, analyze and review the financial information submitted by its consolidated and unconsolidated foreign operations and management and our independent auditors identified some control deficiencies and errors relating to revenue recognition and accounting for our investments in subsidiaries and joint ventures. We have determined that these control deficiencies represent material weaknesses in controls at BRC.

•

We did not maintain effective oversight controls to timely review and detect errors with regard to the accounting for certain historical stock option grants, which resulted in the restatement of our consolidated financial statements and related disclosures. Accordingly, management has determined that this control deficiency represents a material weakness.

•

We did not maintain effective internal control over the period-end financial close process, including but not limited to the elimination of intercompany profit in the consolidation of our consolidated financial statements and the determination of income tax expense and the related deferred tax assets and liabilities and income tax disclosures in our consolidated financial statements. Management has determined that this control deficiency represents a material weakness.

We will continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations and there could be a material adverse effect on the price of our securities.

Moreover, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Through the year ended December 31, 2006, we expended significant resources in connection with the Section 404 process. In future periods, we will likely continue to expend substantial amounts in connection with the Section 404 process and with ongoing evaluation of, and improvements and enhancements to, our internal control over financial reporting. These expenditures may make it difficult for us to control or reduce the growth of our general and administrative and other expenses, which could adversely affect our results of operations and the price of our securities.

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

We are subject to certification requirements and other regulations, and future more stringent regulations may impair our ability to market our products.

We must obtain product certification from governmental agencies, such as the EPA and the California Air Resources Board, to sell certain of our products in the United States, and must obtain other product certification requirements in Italy and other countries. A significant portion of our future sales will depend upon sales of fuel management products that are certified to meet existing and future air quality and energy standards. We cannot assure you that our products will continue to meet these standards. The failure to comply with these certification requirements could result in the recall of our products or civil or criminal penalties.

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

In some jurisdictions, such as the United States and Australia, governments provide tax benefits for clean-air vehicles, including tax credits, rebates and reductions in applicable tax rates. In certain of our markets these benefits extend to vehicles powered by our systems. From time to time, governments change tax policies in ways that create benefits such as those for our customers. Reductions or eliminations in these benefits may adversely affect our revenue.

The potential growth of the alternative fuel products market will have a significant impact on our business.

Our future success depends on the continued global expansion of the gaseous fuel industry. Many countries currently have limited or no infrastructure to deliver natural gas and propane. Major growth of the international markets for gaseous fuel vehicles is significantly dependent on international politics, governmental policies and restrictions related to business management. In the United States, alternative fuels such as natural gas currently cannot be readily obtained by consumers for motor vehicle use and only a small percentage of motor vehicles manufactured for the United States are equipped to use alternative fuels. Users of gaseous fuel vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products. We do not expect this trend to improve in the United States in the foreseeable future. Our ability to attract customers and sell products successfully in the alternative fuel industry also depends significantly on the current price differential between liquid fuels and gaseous fuels. We cannot assure you that the global market for gaseous fuel engines will expand broadly or, if it does, that it will result in increased sales of our fuel system products. In addition, we have designed many of our products for gaseous fuel vehicles powered by internal combustion engines, but not for other power sources, such as electricity or alternate forms of power. If there is major growth in the market relating to those power sources, our revenue may not increase and may decline.

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

Approximately $10.4 million or 5.2% of our total assets at December 31, 2006 were net intangible assets, including technology, customer relationships, trade name, and approximately $40.0 million or 20.1% of our total assets at December 31, 2006 were goodwill that we acquired primarily from BRC. We amortize the intangible assets, with the exception of goodwill, based on our estimate of their remaining useful lives and their values at the time of acquisition. We are required to test goodwill for impairment at least on an annual basis, or earlier if we determine it may be impaired due to change in circumstances. We are required to test the other intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the intangible assets may not be recoverable. If impairment exists in any of these assets, we are required to write-down the asset to its estimated recoverable value as of the measurement date. Such impairment write-downs may significantly impact our results of operations.

Future sales of our common stock could adversely affect our stock price.

Substantial sales of our common stock, including shares issued upon exercise of our outstanding options and warrants, in the public market or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity. As of December 31, 2006, we had 15,180,481 shares of common stock outstanding, excluding 11,928 shares issued but held by us as treasury stock. Except for the 3,450,180 shares held by Mariano Costamagna and his family members and affiliates which are subject to the “volume”, “manner of sale” and other selling restrictions of Rule 144, all of these shares are currently freely tradable.

As of December 31, 2006 up to 90,352 shares of our common stock were issuable upon exercise of warrants outstanding as of that date. Furthermore, as of December 31, 2006, up to 619,529 shares were issuable upon the exercise of options, of which 328,398 were vested and exercisable. Subject to applicable vesting and registration requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices less than the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price of our common stock or our ability to raise capital by offering equity securities.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

From January 1, 2006 through December 31, 2006, our stock price has fluctuated from a low of $9.96 to a high of $24.98. During the 52 weeks ended December 31, 2005, our stock price fluctuated from a low of $5.40 to a high of $16.62. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

Our business is subject to seasonal influences.

Operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year. In particular, net sales and operating income in Europe and the United States are typically lower during the third and fourth quarters of the year. Many of the factors which impact our operating results are beyond our control and difficult to predict. They include seasonal work patterns due to vacations and holidays, particularly in our European manufacturing facilities, and fluctuations in demand for the end-user products in which our products are placed.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Facilities

Our executive offices and our gaseous fuel products division are located in Santa Ana, California. We currently lease additional manufacturing, research and development and general office facilities, under leases expiring between 2007 and 2018, in the following locations set forth below:

Location	Principal Uses	Square Footage
IMPCO Operations:
Santa Ana, California	Corporate offices; manufacturing; design, development and testing	108,000
Sterling Heights, Michigan	Sales, marketing application, development and assembly	78,000
Delfgauw, Holland	Sales, marketing application, development and assembly	20,000
Melbourne, Australia	Sales, marketing application, development and assembly	20,300
Sydney, Australia	Sales, marketing and assembly	6,600
Fukuoka, Japan	Sales, marketing and assembly	4,000

BRC Operations:
Cherasco, Italy	Sales, marketing application, development and assembly	376,000

Total (1)		612,900

(1)	Properties leased by our unconsolidated affiliates, MTE SrL., WMTM Equipamento de Gases Ltd., and Jehin Engineering Ltd., are excluded from the above table.

Relocation of North American Headquarters and Production Facility

On September 6, 2005, we signed an agreement to sublease a 108,000 square foot building, including 20,000 square feet of office space, located in Santa Ana, California, for a term of 13 years beginning September 1, 2005. We relocated our combined corporate headquarters and IMPCO U.S. business operations from our location in Cerritos, California, to the Santa Ana facility in April 2006. The new location has sufficient space to enable us to modernize and consolidate most of our North American production and component engineering facilities and become more efficient; it also improves our professional image as a technology company. We installed new state-of-the-art production lines, machining and test equipment in the Santa Ana facility. As a global leader in the alternative fuels marketplace, our strategy is to use the improved efficiencies, capabilities and capacity to position us to better serve our markets and to take advantage of new products and new markets.

The annual rent for the Santa Ana facility is $0.7 million, which is set to increase 3% every year pursuant to the terms of the agreement. The terms of the agreement also include rent abatement for the first three months, subject to certain conditions.

We also lease nominal amounts of office space in Argentina and France. We believe our facilities are presently adequate for our current core product manufacturing operations and OEM development programs and production.

Closure and Liquidation of Operations in Mexico

In the fourth quarter of 2005, we decided to liquidate our Mexico joint venture IBMexicano and agreed with our 50% joint venture partner to wind-down that business. We continue to sell in the Mexico market through independent distributors. As a result, in 2005 we recorded an impairment charge of approximately $0.9 million as a write-off our investment in IBMexicano. The closure was substantially complete by June 2006. Cash proceeds, or net realizable value, from this closure will be used to settle related party receivables, of which approximately $0.1 million remained on our consolidated balance sheet at December 31, 2006.

During 2005 and 2006, we proceeded on the plan to close our wholly owned Mexico subsidiary, IMPCO Mexicano. As a result, during 2005 we recorded approximately $1.3 million in additional inventory reserves and allowance for doubtful trade and related party receivables.

Item 3.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us. MTM is a defendant in a lawsuit brought by ICOM, S.r.L., filed in the local court at Milan, Italy. That lawsuit initially sought injunctive relief and damages for infringement of ICOM’s alleged exclusive rights to sell ring-style gaseous fuel tanks in Italy. The trial court initially denied the plaintiff’s motion for injunctive relief and subsequently denied the plaintiff’s damages claims. The case remains on appeal with the final hearing scheduled on March 4, 2008; we believe the plaintiff’s claims are without merit.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted for the vote or approval of our security holders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Stock Market under the symbol “FSYS.” As of December 31, 2006, there were approximately 134 holders of record of our common stock. The high and low per share prices of our common stock as reported on the NASDAQ Stock Market were as follows:

	High	Low
Year Ended December 31, 2006
First Quarter	$13.70	$9.96
Second Quarter	$24.98	$12.04
Third Quarter	$22.42	$11.08
Fourth Quarter	$23.11	$11.68
Year Ended December 31, 2005
First Quarter 2005	$15.50	$10.10
Second Quarter 2005	$10.98	$5.40
Third Quarter 2005	$16.62	$8.40
Fourth Quarter 2005	$12.76	$9.00

Dividend Policy

We have not recently declared or paid dividends on our common stock, including during the past two fiscal years, and we currently expect to retain any earnings for reinvestment in our business. Accordingly, we do not expect to pay dividends in the foreseeable future. The timing and amount of any future dividends is determined by our board of directors and will depend on our earnings, cash requirements and the financial condition and other factors deemed relevant by our board of directors. In addition, IMPCO’s senior credit facility currently prohibits declaring or paying dividends.

Deferred Compensation Plan

The following table sets forth repurchases of our common stock in the open market during the fourth quarter of 2006 in order to provide for our obligations under Fuel Systems’ Deferred Compensation Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
October 1 to 31, 2006	866	$12.89	n/a	n/a
November 1 to 30, 2006	56	$18.58	n/a	n/a
December 1 to 31, 2006	83	$18.71	n/a	n/a

Total	1,005	$13.69	n/a	n/a

Item 6.	Selected Financial Data.

Please see the Explanatory Note to this annual report on Form 10–K and Note 2 of the Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements as of and for the years ended December 31, 2005, 2004 and 2003, as of and for the eight months ended December 31, 2002, and as of and for the fiscal year ended April 30, 2002. We have not amended our previously filed annual reports on Form 10–K or quarterly reports on Form 10–Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report on Form 10–K, and the consolidated financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

The following selected financial information for the years ended December 31, 2006, 2005, 2004 and 2003, the eight months ended December 31, 2002, and the fiscal year ended April 30, 2002, is derived from our audited and unaudited consolidated financial statements. The financial data below for the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with the audited consolidated financial statements, related notes and other financial information included herein. The information presented in the following table has been adjusted to reflect the restatement of the Company’s consolidated financial results which is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2 of the Notes to the Consolidated Financial Statements within this Form 10-K.

	Years Ended December 31,				Eight Months Ended December 31, 2002	Fiscal Year Ended April 30, 2002
(in thousands, except per share data)	2006	2005	2004	2003
		(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
				(unaudited)	(unaudited)	(unaudited)
Statements of Operations:
Revenue	$220,816	$174,539	$118,292	$74,740	$46,421	$67,676
Cost of revenue	166,663	134,357	93,534	54,294	34,221	46,425

Gross profit	54,153	40,182	24,758	20,446	12,200	21,251
Operating expenses
Research and development expense	8,056	8,155	4,719	3,904	2,639	5,929
Selling, general and administrative expense	25,920	26,510	20,005	18,507	11,042	20,220
Amortization of intangible assets	142	101	—	—	—	—
Impairment loss of goodwill	—	—	2,833	—	—	—
Acquired in-process technology	—	99	—	—	—	—

Total operating expenses	34,118	34,865	27,557	22,411	13,681	26,149

Operating income (loss)	20,035	5,317	(2,799)	(1,965)	(1,481)	(4, 898)
Loss on extinguishment of debt	—	—	(6,752)	—	—	—
Other income (expense) and interest, net	(2,576)	(230)	(5,509)	(4,039)	(883)	(929)

Income (loss) from continuing operations before tax and cumulative effect of a change in accounting principle	17,459	5,087	(15,060)	(6,004)	(2,364)	(5,827)
Equity share in earnings (losses) of unconsolidated affiliates	685	1,035	1,157	(1,107)	—	—
Impairment loss in unconsolidated affiliates	(271)	(1,045)	(214)	—	—	—
Income tax (expense) benefit	(9,293)	(14,339)	(2,325)	(668)	(24,386)	1,501
Minority interests in losses (earnings) of consolidated subsidiaries, net	(1,668)	(975)	(1,176)	(605)	51	(224)

Income (loss) from continuing operations, net of tax, before cumulative effect of a change in accounting principle (1)	6,912	(10,237)	(17,618)	(8,384)	(26,699)	(4,550)
Loss from discontinued operation, net of tax (2)	—	—	—	—	(3,307)	(26,038)
Cumulative effect of a change in accounting principle, net of tax	—	(117)	—	—	—	—

Net income (loss)	$6,912	$(10,354)	$(17,618)	$(8,384)	$(30,006)	$(30,588)

Net income (loss) per share (3):
Basic:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.46	$(0.76)	$(1.89)	$(1.01)	$(3.71)	$(0.82)
Loss from discontinued operation	$—	$—	$—	$—	$(0.46)	$(4.69)
Per share effect of the cumulative effect of a change in accounting principle	$—	$(0.01)	$—	$—	$—	$—

Net income (loss)	$0.46	$(0.77)	$(1.89)	$(1.01)	$(4.17)	$(5.51)

Diluted:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.46	$(0.76)	$(1.89)	$(1.01)	$(3.71)	$(0.82)
Loss from discontinued operation	$—	$—	$—	$—	$(0.46)	$(4.69)
Per share effect of the cumulative effect of a change in accounting principle	$—	$(0.01)	$—	$—	$—	$—

Net income (loss)	$0.46	$(0.77)	$(1.89)	$(1.01)	$(4.17)	$(5.51)

Balance Sheet Data:
Total current assets	$120,007	$106,014	$43,255	$43,541	$35,243	$61,825
Total assets	198,512	175,853	97,729	100,548	75,978	124,547
Total current liabilities	63,756	65,718	30,995	25,105	27,278	36,215
Long-term obligations	23,978	23,738	24,774	22,017	2,319	7,661
Stockholders’ equity	110,778	86,397	41,960	53,426	46,381	80,671 (4)

(1)	Includes in the years ended December 31, 2006, 2005, 2004 and 2003 and the eight months ended December 31, 2002, $0.2 million, $2.6 million, $8.4 million, $2.8 million, and $10.3 million, respectively, additions to valuation allowance to establish a reserve for the deferred tax assets that are unlikely to be realized in the next three years (see Note 5 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
(2)	The financial results of Quantum Fuel Systems Worldwide, Inc. are shown as a loss on discontinued operations.
(3)	See Note 9 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to determine the number of shares used to compute net loss per share.
(4)	Adjusted for the cumulative effect of $572,000 as of May 1, 2001 related to the restatement of our consolidated financial statements as more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 2 of the Notes of the Consolidated Financial Statements within this Form 10-K.

The following tables reconcile selected historical consolidated financial data for the Company from the previously reported results to the restated results for years ended December 31, 2005, 2004 and 2003, the eight months ended December 31, 2002, and the fiscal year ended April 30, 2002. All dollar amounts are in thousands, except per share amounts.

	Year Ended December 31, 2005
(in thousands, except per share data)	As Previously Reported	Adjustment		As Restated
Statements of Operations:
Revenue	$174,539	$—		$174,539
Cost of revenue	126,971	7,386	(a)(b)(e)(f)(g)(o)	134,357

Gross profit	47,568	(7,386)		40,182

Operating expenses:
Research and development expense	8,052	103	(a)	8,155
Selling, general and administrative expense	33,541	(7,031	)(a)(e)(f)	26,510
Amortization of intangible assets	1,334	(1,233	)(g)	101
Acquired in-process technology	99	—		99

Total operating expenses	43,026	(8,161)		34,865

Operating income (loss)	4,542	775		5,317
Other income (expense) and interest, net	(143)	(87	)(e)(o)	(230)

Income (loss) from continuing operations before tax and cumulative effect of a change in accounting principle	4,399	688		5,087
Equity share in earnings (losses) of unconsolidated affiliates	1,075	(40	)(b)	1,035
Impairment loss in unconsolidated affiliates	(1,045)	—		(1,045)
Income tax (expense) benefit	(14,025)	(314	)(b)(c)(d)	(14,339)
Minority interests in losses (earnings) of consolidated subsidiaries, net	(975)	—		(975)

Income (loss) from continuing operations, net of tax, before cumulative effect of a change in accounting principle	(10,571)	334		(10,237)
Cumulative effect of a change in accounting principle, net of tax	(117)	—		(117)

Net income (loss)	$(10,688)	$334		$(10,354)

Net income (loss) per share:
Basic and diluted:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.78)	$0.02		$(0.76)
Per share effect of the cumulative effect of a change in accounting principle	$(0.01)			$(0.01)

Net income (loss)	$(0.79)	$0.02		$(0.77)

Balance Sheet Data:
Total current assets	$105,869	$145	(i)(j)(k)	$106,014
Total assets	176,845	(992	)(i)(j)	175,853
Total current liabilities	68,269	(2,551	)(h)(j)(l)(m)(p)	65,718
Long-term obligations	20,290	3,448	(l)(m)	23,738
Stockholders’ equity	88,286	(1,889	)(h)(i)(j)(p)	86,397

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Cost of revenue	$51
Research and development expense	103
Selling, general and administrative expense	(820)

Total	$(666)

(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Cost of revenue	$(22)
Equity share in (earnings) losses of unconsolidated affiliates	40
Income tax (benefit) expense	(119)

Total	$(101)

(c)	Includes the effect of restatement to increase income tax expense by $297,000 for U.S. withholding tax obligations on interest payments from IMPCO to BRC and alternative minimum tax for income inclusion on the loan from MTM to IMPCO.
(d)	Includes the correction of an error in recording the deferred tax asset valuation allowance related to our BRC operations, increasing income tax expense by $136,000.
(e)	Includes reclassification of $6,858,000 of certain costs previously classified as selling, general and administrative expense to cost of revenue of $6,826,000 and other expense of $32,000 to correct for an error in classification.
(f)	Includes reclassification of $647,000 of certain costs associated with the closure of our Cerritos facility previously classified as cost of revenue to selling, general and administrative expense to correct for an error in classification.
(g)	Includes reclassification of $1,233,000 of certain costs previously classified as amortization of intangible assets expense to cost of revenue.
(h)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses, related payroll tax liability and related income tax liability (in thousands):

Amount
Total current liabilities	$837
Stockholders’ equity	(837)

(i)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Total current assets	$(701)
Total assets	(741)
Stockholders’ equity	(741)

(j)	Includes the correction of an error in recording deferred tax asset valuation allowance related to our BRC operations (in thousands):

Amount
Total current assets	$(251)
Total assets	(251)
Total current liabilities	(237)
Stockholders’ equity	(14)

(k)	Includes reclassification of $1,097,000 of deferred tax assets from long-term to correct for an error in classification based on attributes that gave rise to the asset.
(l)	Includes reclassification of $1,921,000 of deferred tax liability from current to long-term to correct for an error in classification based on attributes that gave rise to the liability.
(m)	Includes reclassification of $1,527,000 of deferred compensation liability from accrued payroll obligations to long-term other liabilities to correct for an error in classification.
(o)	Includes reclassification of $(55,000) of certain costs previously classified as cost of revenue to other income (expense) and interest, net to correct for an error in classification.
(p)	Includes the effect of the restatement for income taxes (in thousands):

Amount
Total current liabilities	$297
Stockholders’ equity	(297)

	Year Ended December 31, 2004
(in thousands, except per share data)	As Previously Reported	Adjustment		As Restated
Statements of Operations:
Revenue	$118,292	$—		$118,292
Cost of revenue	91,554	1,980	(a)(b)(c)	93,534

Gross profit	26,738	(1,980)		24,758

Operating expenses
Research and development expense	4,634	85	(a)	4,719
Selling, general and administrative expense	20,331	(326	)(a)(c)	20,005
Impairment loss of goodwill	2,833	—		2,833

Total operating expenses	27,798	(241)		27,557

Operating income (loss)	(1,060)	(1,739)		(2,799)
Loss on extinguishment of debt	(6,752)	—		(6,752)
Other income (expense) and interest, net	(5,509)	—		(5,509)

Income (loss) from continuing operations before equity share in earnings (losses), income tax and minority interest	(13,321)	(1,739)		(15,060)
Equity share in earnings (losses) of unconsolidated affiliates	943	—		943

Income tax (expense) benefit	(2,325)	—		(2,325)
Minority interests in losses (earnings) of consolidated subsidiaries, net	(1,176)	—		(1,176)

Net income (loss)	$(15,879)	$(1,739)		$(17,618)

Net income (loss) per share:
Basic and diluted	$(1.71)	$(0.18)		$(1.89)

Balance Sheet Data:
Total current assets	$43,978	$(723	)(e)	$43,255
Total assets	98,452	(723	)(e)	97,729
Total current liabilities	28,847	2,148	(d)	30,995
Long-term obligations	24,774	—		24,774
Stockholders’ equity	44,831	(2,871	)(d)(e)	41,960

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Cost of revenue	$58
Research and development expense	85
Selling, general and administrative expense	1,461

Total	$1,604

(b)	Includes an increase in cost of revenue of $135,000 from the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact.
(c)	Includes reclassification of $1,787,000 of certain costs previously classified as selling, general and administrative expense to cost of revenue to correct for an error in classification.
(d)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses, related payroll tax liability and related income tax liability (in thousands):

Amount
Total current liabilities	$2,148
Stockholders’ equity	(2,148)

(e)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Total current assets	$(723)
Total assets	(723)
Stockholders’ equity	(723)

	Year Ended December 31, 2003
(in thousands, except per share data)	As Previously Reported	Adjustment		As Restated (Unaudited)
Statements of Operations:
Revenue	$74,740	$—		$74,740
Cost of revenue	51,780	2,514	(a)(b)(c)	54,294

Gross profit	22,960	(2,514)		20,446

Operating expenses
Research and development expense	3,803	101	(a)	3,904
Selling, general and administrative expense	19,638	(1,131	)(a)(c)	18,507

Total operating expenses	23,441	(1,030)		22,411

Operating income (loss)	(481)	(1,484)		(1,965)
Other income (expense) and interest, net	(4,039)	—		(4,039)

Income (loss) from continuing operations before equity share in earnings (losses), income tax and minority interest	(4,520)	(1,484)		(6,004)
Equity share in earnings (losses) of unconsolidated affiliates	(1,107)	—		(1,107)
Income tax (expense) benefit	(668)	—		(668)
Minority interests in losses (earnings) of consolidated subsidiaries, net	(605)	—		(605)

Net income (loss)	$(6,900)	$(1,484)		$(8,384)

Net income (loss) per share:
Basic and diluted	$(0.83)	$(0.18)		$(1.01)

Balance Sheet Data:
Total current assets	$44,129	$(588	)(e)	$43,541
Total assets	101,136	(588	)(e)	100,548
Total current liabilities	21,990	3,115	(d)	25,105
Long-term obligations	22,017	—		22,017
Stockholders’ equity	57,129	(3,703	)(d)(e)	53,426

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Cost of revenue	$40
Research and development expense	101
Selling, general and administrative expense	755

Total	$896

(b)	Includes and increase in cost of revenue of $588,000 from the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact.
(c)	Includes reclassification of $1,886,000 of certain costs previously classified as selling, general and administrative expense to cost of revenue to correct for an error in classification.
(d)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses, related payroll tax liability and related income tax liability (in thousands):

Amount
Total current liabilities	$3,115
Stockholders’ equity	(3,115)

(e)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Total current assets	$(588)
Total assets	(588)
Stockholders’ equity	(588)

	Eight Months Ended December 31, 2002
(in thousands, except per share data)	As Previously Reported	Adjustment		As Restated (Unaudited)
Statements of Operations:
Revenue	$46,421	$—		$46,421
Cost of revenue	33,071	1,150	(a)(b)	34,221

Gross profit	13,350	(1,150)		12,200

Operating expenses
Research and development expense	2,635	4	(a)	2,639
Selling, general and administrative expense	11,922	(880	)(a)(b)	11,042

Total operating expenses	14,557	(876)		13,681

Operating income (loss)	(1,207)	(274)		(1,481)
Other income (expense) and interest, net	(883)	—		(883)

Income (loss) from continuing operations before tax and cumulative effect of a change in accounting principle	(2,090)	(274)		(2,364)
Income tax (expense) benefit	(23,240)	(1,146	)(a)	(24,386)
Minority interests in losses (earnings) of consolidated subsidiaries, net	51	—		51

Income (loss) from continuing operations, net of tax, before cumulative effect of a change in accounting principle	(25,279)	(1,420)		(26,699)
Loss from discontinued operation, net of tax	(3,115)	(192	)(a)	(3,307)

Net income (loss)	$(28,394)	$(1,612)		$(30,006)

Net income (loss) per share:
Basic and Diluted:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(3.52)	$(0.19)		$(3.71)
Per share effect of loss from discontinued operation	(0.43)	(0.03)		(0.46)

Net income (loss)	$(3.95)	$(0.22)		$(4.17)

Balance Sheet Data:
Total current assets	$35,243	$—		$35,243
Total assets	75,978	—		75,978
Total current liabilities	24,037	3,241	(c)	27,278
Long-term obligations	2,319	—		2,319
Stockholders’ equity	49,622	(3,241	)(c)	46,381

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability and income tax liability (in thousands):

Amount
Cost of revenue	$(4)
Research and development expense	4
Selling, general and administrative expense	274
Income tax (benefit) expense	1,146
Loss from discontinued operations, net of tax	192

Total	$1,612

(b)	Includes reclassification of $1,154,000 of certain costs previously classified as selling, general and administrative expense to cost of revenue to correct for an error in classification.
(c)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses, related payroll tax liability and related income tax liability (in thousands):

Amount
Total current liabilities	$3,241
Stockholders’ equity	(3,241)

	Fiscal Year Ended April 30, 2002
(in thousands, except per share data)	As Previously Reported	Adjustment		As Restated (Unaudited)
Statements of Operations:
Revenue	$67,676	$—		$67,676
Cost of revenue	44,542	1,883	(a)(b)	46,425

Gross profit	23,134	(1,883)		21,251

Operating expenses
Research and development expense	5,856	73	(a)	5,929
Selling, general and administrative expense	19,676	544	(a)(b)	20,220

Total operating expenses	25,532	617		26,149

Operating income (loss)	(2,398)	(2,500)		(4,898)
Other income (expense) and interest, net	(929)			(929)

Income (loss) from continuing operations before tax and cumulative effect of a change in accounting principle	(3,327)	(2,500)		(5,827)
Income tax (expense) benefit	1,331	170	(a)	1,501
Minority interests in earnings (losses) of consolidated subsidiaries, net	(224)	—		(224)

Income (loss) from continuing operations, net of tax, before cumulative effect of a change in accounting principle	(2,220)	(2,330)		(4,550)
Loss from discontinued operation, net of tax	(25,016)	(1,022	)(a)	(26,038)

Net income (loss)	$(27,236)	$(3,352)		$(30,588)

Net income (loss) per share:
Basic and diluted:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.40)	$(0.42)		$(0.82)
Loss from discontinued operation	(4.51)	(0.18)		(4.69)

Net income (loss)	$(4.91)	$(0.60)		$(5.51)

Balance Sheet Data:
Total current assets	$61,825	$—		$61,825
Total assets	123,449	1,098	(c)	124,547
Total current liabilities	33,110	3,105	(c)	36,215
Long-term obligations	7,661	—		7,661
Stockholders’ equity	82,678	(2,007	)(c)	80,671

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability and income tax liability (in thousands):

Amount
Cost of revenue	$64
Research and development expense	73
Selling, general and administrative expense	2,363
Income tax (benefit) expense from continuing operations	(170)
Loss from discontinued operations, net of tax	1,022

Total	$3,352

(b)	Includes reclassification of $1,819,000 of certain costs previously classified as selling, general and administrative expense to cost of revenue to correct for an error in classification.
(c)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses, related payroll tax liability and related income tax liability (in thousands):

Amount
Total assets	$1,098
Total current liabilities	3,105
Stockholders’ equity, including cumulative effect at May 1, 2001 of $572	(2,007)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes forward-looking statements about our business, financial condition, and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performances or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A list of the known material factors that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is included in Item 1A “Risk Factors.” The following discussion should also be read in conjunction with the consolidated financial statements and notes included herein.

Restatement Related to Voluntary Stock Options Grant Review

Background

In March 2007, our Board of Directors created a Special Committee to conduct a voluntary, internal review of the Company’s historical stock option grant practices and related accounting. The review covered options granted during the period from January 1996 through December 2006 (the “Review Period”). There were no option grants during 2005 and 2006. The Special Committee retained outside counsel and accounting experts to assist with this review.

On July 27, 2007, although the Special Committee had not yet completed its review, the Special Committee preliminarily concluded that different measurement dates should have been used for financial accounting purposes for certain stock option grants. At that time, the Company announced that it was more likely than not that the Company will need to restate historical financial statements to recognize non-cash stock-based compensation expense. Accordingly, the Company concluded that the Company’s previously issued consolidated financial statements and the related reports or interim reviews of its independent registered public accounting firm, and all earnings press releases and similar communication issued by the Company, should not be relied upon.

Scope of the Independent Investigation

The Special Committee retained outside counsel and accounting experts to assist with this stock option review which included the search and retrieval of electronic data from the Company’s computer and backup storage systems, review of reasonably available relevant physical and electronic documents and interviews with current and former employees and current and former members of the Company’s executive management and Board of Directors.

During the Review Period, the Company granted options to purchase a total of 2,718,507 shares of its common stock (adjusted for the two-for-one exchange on August 25, 2006 in connection with the Company’s reorganization, hereafter referred to as “adjusted shares”) on 37 different grant dates. The Company has specifically reviewed option grants on 14 of the 37 grant dates to determine what the proper measurement date should be for those grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Grants of options to purchase an aggregate of 2,509,293 adjusted shares were issued on these 14 grant dates, constituting 92.3% of all the options granted during the Review Period.

For the remaining 23 grant dates not specifically reviewed, comprising options to purchase 209,217 adjusted shares, the Company performed a sensitivity analysis based on the potential stock-based compensation charge that might result from revised measurement dates. The Company did this by taking the average change in measurement date for the 14 grant dates specifically reviewed and selecting the highest closing price of the Company’s stock within that period of time for each of the 23 grant dates and determined the potential adjustment assuming all 23 grant dates had a revised measurement date. Based on the sensitivity analysis, the Company determined the potential adjustment would not be material to any given period or to the total stock-based compensation expense recorded.

During the course of the investigation, the Special Committee also considered certain potential modifications of options granted during the Review Period, particularly those relating to changes in employment status for various recipients.

Findings of the Special Committee

On August 9, 2007, the Special Committee concluded its voluntary review of past stock option grant practices and determined that the original measurement dates of certain stock option grants, for financial accounting purposes, did not meet the requirements of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, we revised the measurement dates consistent with the standards of APB No. 25 based on the best information available, and when the closing price of our stock at the original stated grant date was lower than the closing price on the revised measurement date, additional compensation expense was calculated. This resulted in additional stock-based compensation expense in each fiscal year from 1997 through 2005 which aggregated $8.0 million. In addition, the revised measurement dates resulted in additional stock-based compensation of $0.3 million for the nine months ended September 30, 2006 for expense recognized under the fair value method in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), which the Company adopted on January 1, 2006, because the exercise price for certain stock option grants prior to, but not vested as of January 1, 2006, differed from the fair market value on the revised measurement date, resulting in the calculation of increased fair values of said grants under the Black-Scholes option pricing model.

The Special Committee also determined that with respect to a single grant, the Special Committee concluded that the balance of evidence indicated that it had been purposefully misdated.

Adjustments to Measurement Dates

The need to revise the measurement dates for financial accounting purposes of certain stock option grants to meet the measurement date criteria of APB No. 25 is based on a number of different circumstances that can generally be summarized in the following categories:

Lack of Adequate Documentation: For a substantial number of grants issued by the Company during the Review Period, there is either no or inadequate documentation of Board approval actions that satisfy the requisites for establishing a measurement date under APB No. 25. Of the 14 specifically reviewed grant dates during the Review Period, there are documented approval actions by the Board of Directors with respect to particular grants for 8 dates. For grants to officers and directors which have no documented approval actions, the Company was able to use Form 4 filing dates, if they exist, or proxy filings. Otherwise, the Company used the best information available to select the measurement date for grants to officers, directors and rank and file employees which included contemporaneous lists that were substantially complete, signed stock option agreements if dated by the optionee or if the metadata of the document exists, e-mail communication or other employee communication such as a memorandum. If the stock options were granted prior to shareholder approval of the plan, the Company used the date of shareholder approval as the selected measurement date since the stock options could not be granted prior to shareholder approval.

No contemporaneous documentation of approval: For some grants which did have documented approval actions, there was no contemporaneous documentation to confirm that Board approval had occurred on the indicated grant date. Grant approval in each of these cases was documented by unanimous written consent, using the “as of” date in the signed consent as the approval date. The measurement dates were adjusted to conform to the date on which the last consent was received, as evidenced by the header on the sending telecopy, since the required granting actions, including approval, were not complete until the signed consents were returned to the Company.

Lack of finality of recipient list on company–wide grants: For other grants which had documented approval actions, the list of grant recipients and the number of options awarded to each recipient was not documented or determined with finality until a date subsequent to the original measurement date or in certain instances, the list was not available even though there was evidence of approval for a grant. Because the recipient list was not final until after the original grant date, the Company determined the revised measurement date for the grant based on the best information available, which included using Form 4 filing dates, if they exist, otherwise, for grants to officers, directors and rank and file employees, the Company used the metadata of the list that was complete or substantially complete, e–mail communication or other employee communications such as a memorandum.

Other Stock Option Related Items

We also recorded stock-based compensation expense in each fiscal year from 1998 through 2006 for other stock option related errors that were identified, which aggregated $5.7 million. These items include:

Modification of option terms: The Company modified stock option terms in connection with separation agreements for three individuals and did not previously record expense related to the modifications. Options for one director were accelerated in fiscal year April 30, 1998 resulting in expense of approximately $35,000. Options for an officer were allowed to continue to vest and the term of exercisability was extended in fiscal year April 30, 2000, resulting in additional expense of approximately $0.1 million. Lastly, options for an officer were modified during 2004 and further modified again in 2005 to accelerate the vesting and extend the term of exercisability, resulting in additional expense of $0.3 million in 2004 and $0.1 million in 2005.

The Company also modified stock option terms in connection with separation agreements for three individuals for which the Company had originally recorded stock-based compensation expense of $1.8 million in 2005. Due to the revision in measurement dates for some of these modified stock options, some stock-based compensation expense was recorded prior to the modification which reduced the expense recorded at the time of modification by $0.3 million.

The Company also modified stock option terms in connection with employment agreements for two officers in January 2004. The modification was to add a term to the employment agreement whereby upon termination, if the employee exercises in-the-money options within the term of the option agreement, the Company will reimburse the amount of the strike price of those options to the employee. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, (“FIN 44”), this is treated as a fixed cash bonus award accounted for as stock-based compensation. This resulted in additional expense until the employment agreements were terminated based on the vesting of the underlying options of $0.8 million, $0.3 million and $0.2 million in 2004, 2005 and the first nine months of 2006, respectively.

Non-employee grants: On two grant dates in 2003 and 2004, the Company granted options to employees of its 50% owned subsidiary, BRC. These BRC employees are considered non-employees of the Company and require fair value accounting in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. In addition, since they are non-employees, the value of their service would be used to value the options and would require the re-measurement principles under EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, to determine the fair value each reporting period. This resulted in additional stock-based compensation expense of $0.4 million from 2003 through March 31, 2005, the date of the acquisition of the second 50% of BRC, when the BRC employees had a change in status from non-employee to employee. Under FIN 44, upon a change in status, there is a new measurement date for the options and, on a go forward basis, they are accounted under the new method based on the grantee status, in this case, employee under APB No. 25.

Option repricing: With respect to two grant dates, there is documentation of Board approval actions which contain a list of grantees, the number of options granted and the option price is known. The documentation satisfies the requisites for establishing a measurement date under APB No. 25. Based on other grant documentation available, it appears the options were repriced subsequent to the Board approval at a later date when the fair market value of the stock was at a lower price. As a result, under FIN 44, these grants are required to be accounted for under the variable accounting method which resulted in additional stock-based compensation expense of approximately $22,000 during fiscal years April 30, 2001 and 2002.

Options granted by a principal shareholder: On June 5, 1998, Questor Partners Fund LP and Questor Side-by-Side Partners LP (collectively “Questor”) acquired 709,981 adjusted shares of the Company’s common stock and 3,250 shares of preferred stock (convertible into 307,183 adjusted shares of common stock), giving Questor the ability (with the conversion) to hold 1,017,119 adjusted shares of common stock. In connection with the stock purchase, Questor granted 142,322 options to purchase the Company’s common stock at an exercise price of $27.50 to certain officers of the Company. The options vested twenty-five percent on June 30, 1999 and thereafter on each of the next three anniversaries of such date. The options were exercisable only after the preferred stock purchased by Questor is converted (or is convertible) into the Company’s common stock and also will become exercisable upon the earlier of (i) five years after the date of the purchase agreement and (ii) the sale by Questor of 50% or more shares of common stock owned by them on the date of the purchase. Subsequent to Questor’s acquisition of common stock, they held approximately 20% of the total outstanding common shares and 55% of the total outstanding preferred shares. In addition, Questor was represented on the board of directors with two of the six board seats.

Since Questor was a principal stockholder when they granted the options to purchase common stock to the Company’s officers, in accordance with AICPA Accounting Interpretation No. 25, Accounting for Stock Issued to Employees, Interpretation of APB No. 25, as part of the restatement, the Company recorded compensation expense of $0.5 million over the vesting period from June 5, 1998 through January 23, 2001 (see discussion below) related to the grant of these shares under APB No. 25 since they were issued with an exercise price below fair market value on the date of grant.

On January 23, 2001, Questor notified the officers that Questor had sold 50% or more of the shares of Common Stock it owned as of June 5, 1998, and per the agreement, the unvested options became fully vested and all vested options needed to be exercised in 60 days. Accordingly, the unamortized stock-based compensation was recorded to expense in January 2001 since all of the remaining options became fully vested. In March 2001 each of the officers exercised the Questor Options as described below.

Non-recourse loans for exercise of options: On March 15, 2001 each of the Company’s officers exercised their Questor Options to purchase IMPCO Common Stock at $27.50 per share. The Company extended loans to the officers for the full purchase price of an aggregate of $3.9 million. In accordance with EITF 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features Under APB No. 25, these loans are considered non-recourse notes. The officers had 60 days from January 23, 2001 to exercise these options. Since the loans to officers extended the original term of the option, the options are considered new awards with a new measurement date as of March 15, 2001. In addition, because the note is prepayable, the options are considered variable awards until the note is fully paid-off. As part of the restatement, the Company recorded $3.3 million of expense related to these option grants from March 2001 until the loan payoff in July 2001.

Tax Impact

As a result of the change in measurement dates described above, certain stock options granted during the Review Period were issued at prices below fair market value on the revised measurement date and should have been classified as Non–Qualified Stock Options (“NQs”), rather than Incentive Stock Options (“ISOs”). Due to the differences in the tax treatment between ISOs and NQs, the Company under-reported or under–withheld certain payroll taxes for those NQ options. As part of the restatement of the Company’s financial statements in this Form 10-K, the Company has accrued liabilities and recorded charges to operating expenses for payroll tax contingencies and related penalties and interest. The tax liabilities, including interest and penalties, that we have recorded include the impact of the reclassification of these options for tax purposes as depicted in the pre–tax payroll tax adjustments column of the table included in Accounting Impact below. Upon expiration of the related statute of limitations for payroll taxes, which we have determined to be three years, the Company recorded the reversal of the payroll tax liability and related penalties and interest.

While the Company has informed the Internal Revenue Service (“IRS”) regarding the payroll taxes liabilities resulting from changes in measurement dates for stock options, no formal settlement negotiations have taken place with the IRS. The actual payroll tax liability could be different from the tax liability accrued. The most significant assumption is the statute of limitations which the Company has determined to be three years. While the Company believes that they have a reasonable basis to conclude that the statute of limitations is three years, there are no assurances that it will prevail in this matter. The Company has an accrual of approximately $0.5 million for payroll related taxes as of December 31, 2006. The total reversals of accrued payroll tax liability and related penalties and interest through December 31, 2006 were approximately $3.3 million using the three year statute of limitations.

The Company recorded deferred tax assets as a result of the stock-based compensation expense recorded through the restatement based on unexercised and uncancelled stock options at the end of each reporting period.

Section 409A of the Internal Revenue Code, as amended, imposes additional taxes on our employees for stock options granted with an exercise price lower than the fair market value on the date of grant for all options or portions of options that vest after December 31, 2004. As a result of the change in measurement dates described above, certain stock options granted during the Review Period were issued at prices below fair market value on the revised measurement date. Management is considering possible ways to address the impact that Section 409A may have as a result of the exercise price of stock options being less than the fair market value of our common stock on the revised measurement dates. The Internal Revenue Service has issued transition rules under Section 409A that allow for a correction or cure for some of these options subject to Section 409A. The Company may offer non-officer employees who hold outstanding options the opportunity to cure their affected stock options. In connection with this cure, the Company may make cash bonus payments to our non-officer employees in an undetermined amount.

The Internal Revenue Code Section 162(m) limitations did not apply since no covered employee received compensation in excess of $1 million.

Accounting Impact

The table below reflects the impact of the additional non-cash charges for stock-based compensation expense and related payroll tax liability and income tax impact on the Company’s consolidated statements of income from 1997 through the third quarter of 2006, including the corresponding cumulative adjustment to accumulated deficit as of April 30, 2001 on the Company’s consolidated balance sheets. Prior to this restatement, the Company had not recorded any non-cash stock-based compensation expense in its consolidated statements of income with the exception of $1.8 million recorded during 2005 for a modification of previous stock option awards for its former chief executive officer, its former vice president and chief operating officer for international operations and its former chief financial officer of the Company. All dollar amounts are presented in thousands except per share amounts.

		Pre-Tax Stock-Based Compensation Expense (Benefit) Adjustments	Pre-Tax Payroll Related Tax Expense (Benefit) Adjustments	Related Income Tax Expense (Benefit) Adjustments		Net Expense (Benefit) After-Tax Adjustments
Twelve months ended	April 30, 1997	$21	$—	$(7)		$14
Twelve months ended	April 30, 1998	272	8	(100)		180
Twelve months ended	April 30, 1999	1,665	73	(625)		1,113
Twelve months ended	April 30, 2000	1,139	745	(427)		1,457
Twelve months ended	April 30, 2001	3,774	571	(533)		3,812

Cumulative effect at	April 30, 2001	6,871	1,397	(1,692)		6,576
Twelve months ended	April 30, 2002	2,054	1,708	(410)		3,352
Eight months ended	December 31, 2002	378	136	1,098	(a)	1,612
Twelve months ended	December 31, 2003	1,022	(126)	—		896

Cumulative effect at	December 31, 2003	10,325	3,115	(1,004	)(b)	12,436
Twelve months ended	December 31, 2004	2,571	(967)	—		1,604
Three months ended	March 31, 2005	(197)	43	—		(154)
Three months ended	June 30, 2005	253	(1,573)	—		(1,320)
Three months ended	September 30, 2005	231	215	—		446
Three months ended	December 31, 2005	358	4	—		362

Twelve months ended	December 31, 2005	645	(1,311)	—		(666)
Three months ended	March 31, 2006	273	20	—		293
Three months ended	June 30, 2006	64	(388)	—		(324)
Three months ended	September 30, 2006	143	7	—		150

Nine months ended	September 30, 2006	480	(361)	—		119
Total		$14,021	$476	$(1,004)		$13,493

(a)	The Company recorded valuation allowance on its deferred tax assets during the eight months ended December 31, 2002 and as a result, as part of the restatement, the Company set up a valuation allowance during this period for any deferred tax assets which were established in earlier periods as part of the restatement.
(b)	The Company previously recorded the tax benefit for tax deductions related to stock-based compensation as an increase to additional paid-in-capital in accordance with APB No. 25. To the extent this tax benefit relates to stock-based compensation recorded as part of our restatement of our financial statements, the tax benefit (previously recorded to additional paid-in-capital) was recorded as a decrease to income tax expense.

Procedural and Remedial Actions

As of the time of filing this Annual Report on Form 10-K, our management has completed the implementation of its remediation efforts related to the consolidated financial statement material weakness over stock-based compensation, including stock options, which include the following:

•

Specified members of the accounting and finance management team have, through the process of restating our financial statements for the results of our voluntary stock option review, received specialized hands-on training on U.S. GAAP and tax stock-based compensation issues, pronouncements, policies and procedures;

•	We have suspended the granting of stock options since November 2004, and do not intend to grant any stock options; and

•

We have formalized internal control improvements by documenting the accounting and operational policies and procedures over the granting, modification, cancellation and overall monitoring of stock-based compensation.

The Audit Committee and Board of Directors are also committed to the implementation of procedural enhancements in light of the Special Committee’s findings. These procedural enhancements include the following:

•	Seeking remittance of proceeds resulting from misdating from certain former executives;

•	Requiring corporate governance training for board members;

•	Requiring specialized training for the Company’s Chief Executive Officer and Chief Financial Officer; and

•	Formalizing job descriptions and scope of responsibilities for senior management.

We will begin seeking remittance of proceeds and complete the remaining procedural enhancements by the end of 2007.

Costs of the Review and Restatement

The Company has incurred substantial expenses related to the Special Committee’s review and the Company’s analysis of these stock option grants. We have incurred approximately $4.6 million in costs for legal fees, external audit firm fees and external consulting fees through September 30, 2007.

Regulatory Matters

The Company reported the Special Committee’s findings to the Securities and Exchange Commission and continues to cooperate with the Securities and Exchange Commission regarding matters relating to the Special Committee’s review of historical stock option grant practices.

The Company has received letters from the staff of the NASDAQ Stock Market stating that, as a result of the delayed filing of this Form 10-K, our March 31, 2007 Form 10-Q and our June 30, 2007 Form 10-Q, we are subject to delisting from the NASDAQ Stock Market. To date, NASDAQ has granted an exception to the listing requirement, pending further review, and subject to filing its delinquent reports by specified dates. With the filing of this report and the filing of the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, the Company believes that it has remedied the non-compliance with Marketplace Rule 4310(c)(14). However, there can be no assurance that the Listing Council will decide to allow the Company’s common stock to remain listed on NASDAQ Stock Market.

Restatement Related to Eliminations for Intercompany Inventory

In addition to the adjustments related to the stock option review, the restated consolidated financial statements presented in this Form 10–K include an adjustment to correct an accounting error for the first three quarters in 2006 and each of the quarters in 2005 and as of and for the years ended December 31, 2005, 2004 and 2003. This correction relates to an error made in calculating the gross profit elimination for intercompany inventory remaining on the books of certain of our subsidiaries at period end. The impact of the correction, net of taxes, decreased our net income by $0.1 million for the quarter ended March 31, 2006, increased our net income by $0.2 million for the quarter ended June 30, 2006, decreased our net income by $0.1 million for the quarter ended September 30, 2006, decreased our net loss by $0.1 million for the year ended December 31, 2005, increased our net loss by $0.1 million for the year ended December 31, 2004, and increased our net loss by $0.6 million for the year ended December 31, 2003. See Note 18 of the notes to the consolidated financial statements for discussion regarding the impact on the first three quarters in 2006 and each of the quarters in 2005.

Restatement Related to Income Taxes

We are also reflecting adjustments, as part of our restatement, to correct accounting errors in recording income tax expense for the first three quarters in 2006 and each of the quarters in 2005 and as of and for the year ended December 31, 2005.

Previously, we had taken the position that the foreign earnings for BRC S.r.L. (“BRC”), our Italian subsidiary, were permanently reinvested and therefore no residual U.S. income tax was recorded under APB Opinion No. 23, Accounting for Income Taxes—Special Areas. However, for U.S. income tax purposes, the loan from MTM S.r.L. (“MTM”), a subsidiary of BRC, to IMPCO Technologies, Inc. (“IMPCO”), our U.S. subsidiary, entered into in December 2004, is deemed to be a constructive dividend and therefore created taxable income that we did not previously recognize in our 2005 provision for income taxes. For the IMPCO loan interest payments to MTM, we are required to withhold U.S. tax on the payments, which we did not previously withhold. As a result, we have recorded an adjustment to income tax expense of $0.1 million for the nine months ended September 30, 2006 and $0.3 million for the year ended December 31, 2005. We also recorded an adjustment to income tax expense of $0.1 million for the year ended December 31, 2005 to correct for an error in recording deferred tax asset valuation allowance related to our BRC operations in December 31, 2005.

We have reflected the impact of the adjustments related to our voluntary stock option review and gross profit elimination for intercompany inventory on our income tax disclosure in the footnotes to the consolidated financial statements but have also corrected this income tax disclosure for errors in our disclosure of our deferred tax assets and valuation allowance by reducing both balances due to utilization of net operating loss carryovers because the loan from MTM is treated as a constructive dividend for U.S income tax purposes, as discussed above, and due to ownership changes which took place since 1999 leading us to conclude that certain of our federal net operating loss carryovers, federal tax credit carryovers, state net operating loss carryovers and state tax credit carryovers will expire unused due to limitations imposed under Internal Revenue Code Section 382 and 383. In the aggregate, the reduction we recorded resulted in a reduction to our deferred tax assets and a corresponding reduction to the related valuation reserve in the amount of $11.4 million.

Correction of Account Classification

Our restatement also reflects adjustments to correct for errors in account classification between selling, general and administrative expense, cost of revenue and other income (expense), net. These adjustments primarily relate to the reclassification of other manufacturing costs of foreign subsidiaries which were included in selling, general and administrative expenses instead of cost of revenue, and costs related to the closure of our Cerritos facility which were classified as cost of revenue instead of selling, general and administrative expenses. We also corrected errors in classification on the balance sheet primarily between short-term and long-term for deferred tax balances and compensation related accrued expenses and between raw materials and finished goods.

Summary

The table below reflects the impact of the accounting errors that have been corrected, including 1) the additional non-cash charges for stock-based compensation expense and related payroll tax liability and income tax impact recorded in each fiscal year for the period commencing, May 1, 1996, through the quarter ended September 30, 2006, 2) the adjustment to the gross profit elimination for intercompany inventory recorded in each fiscal year for the period commencing from January 1, 2003 through the quarter ended September 30, 2006, and 3) the adjustment to income tax expense recorded in each fiscal year for the period commencing from January 1, 2005 through the quarter ended September 30, 2006. The adjustment to correctly classify costs between selling, general and administrative expense and cost of sales have not been reflected in the table below as they represent reclassification of costs that do not have an impact on our net income, earnings per share or equity. All dollar amounts are presented in thousands except per share amounts. Per share amounts may not total due to rounding.

		Net Income (Loss) As Previously Reported	Pre-tax (Expense) Benefit Adjustment	Pre-tax Equity Share In Income (loss) of Unconsolidated Affiliates Adjustment	Income Tax (Expense) Benefit Adjustment	Adjusted Net Income	Diluted EPS As Previously Reported	Adjustment	Adjusted Diluted EPS
Twelve months ended	April 30, 1997	$2,644	$(21)	$—	$7	$2,630	$0.86	$(0.00)	$0.86
Twelve months ended	April 30, 1998	4,270	(280)	—	100	4,090	1.19	(0.04)	1.15
Twelve months ended	April 30, 1999	5,800	(1,738)	—	625	4,687	1.41	(0.25)	1.16
Twelve months ended	April 30, 2000	3,065	(1,884)	—	427	1,608	0.66	(0.32)	0.34
Twelve months ended	April 30, 2001	(13,103)	(4,345)	—	533	(16,915)	(2.37)	(0.69)	(3.06)
Twelve months ended	April 30, 2002	(27,236)	(3,762)	—	410	(30,588)	(4.91)	(0.60)	(5.51)
Eight months ended	December 31, 2002	(28,394)	(514)	—	(1,098)	(30,006)	(3.95)	(0.22)	(4.17)
Twelve months ended	December 31, 2003	(6,900)	(1,484)	—	—	(8,384)	(0.83)	(0.18)	(1.01)

Cumulative effect at	December 31, 2003	(59,854)	(14,028)	—	1,004	(72,878)	(7.94)	(2.30)	(10.24)
Twelve months ended	December 31, 2004	(15,879)	(1,739)	—	—	(17,618)	(1.71)	(0.19)	(1.90)
Three months ended	March 31, 2005	(2,181)	8	—	(74)	(2,247)	(0.20)	(0.01)	(0.21)
Three months ended	June 30, 2005	1,172	1,481	(142)	(77)	2,434	0.08	0.09	0.17
Three months ended	September 30, 2005	(9,219)	(220)	11	(153)	(9,581)	(0.64)	(0.03)	(0.67)
Three months ended	December 31, 2005	(460)	(581)	91	(10)	(960)	(0.03)	(0.04)	(0.07)

Twelve months ended	December 31, 2005	(10,688)	688	(40)	(314)	(10,354)	(0.79)	0.02	(0.77)

Cumulative effect at	December 31, 2005	(86,421)	(15,079)	(40)	690	(100,850)	(10.44)	(2.47)	(12.91)
Three months ended	March 31, 2006	3,699	(322)	(80)	(23)	3,274	0.25	(0.03)	0.22
Three months ended	June 30, 2006	1,278	408	(52)	102	1,736	0.08	0.03	0.11
Three months ended	September 30, 2006	3,437	(191)	46	(166)	3,126	0.22	(0.02)	0.20

Cumulative effect at	September 30, 2006	$(78,007)	$(15,184)	$(126)	$603	$(92,714)	$(9.89)	$(2.49)	$(12.38)

Reorganization

On August 23, 2006, our Company was reorganized pursuant to an Agreement and Plan of Reorganization by and among IMPCO, Fuel Systems, a newly formed Delaware corporation, and IMPCO Merger Sub, Inc., a Delaware corporation formed solely for the purpose of consummating the reorganization. The agreement reorganized IMPCO’s capital structure into a holding company structure, pursuant to which (1) IMPCO contributed 100% of its holdings of the capital stock of BRC to Fuel Systems; (2) IMPCO became a wholly owned subsidiary of Fuel Systems; and (3) the stockholders of IMPCO exchanged all of their shares of IMPCO for shares of Fuel Systems. Nasdaq began listing Fuel Systems’ common stock on the Nasdaq Global Market under a new trading symbol, “FSYS” on August 25, 2006.

We believe that the reorganization, through the formation of the holding company, Fuel Systems, with IMPCO and BRC being separate, stand-alone operating entities and wholly owned subsidiaries of Fuel Systems, offers several advantages:

•	It promotes greater management accountability at the corporate and individual operating unit levels;

•	It creates greater flexibility to respond to customer needs; and

•	It aligns each operating subsidiary with specific core product lines and business segments.

As part of the reorganization, stockholders of IMPCO received one whole share of common stock of Fuel Systems in exchange for every two shares of IMPCO common stock owned at the time of the reorganization. Stockholders received cash for any fractional shares held equal to a proportionate interest in the gross proceeds of the sale on Nasdaq of the aggregate fractional shares.

All outstanding warrants to purchase IMPCO common stock became warrants to purchase one whole share of Fuel Systems’ common stock for every two shares of IMPCO common stock subject to such warrant terms, with any fractional shares treated in accordance with the warrant terms. All outstanding options to purchase IMPCO common stock became options to purchase one whole share of Fuel Systems’ common stock for every two shares of IMPCO common stock subject to such option, with any fractional shares rounded-up to the nearest whole number. The exercise price of the warrants and options following the reorganization became equal to twice the exercise price of such option or warrant immediately prior to the reorganization. The post-reorganization consolidated financial statements of Fuel Systems presented herein are presented on the same basis as and can be compared to the consolidated financial statements reported in IMPCO’s prior quarterly and annual reports filed with the SEC. All share numbers and per share amounts are stated for Fuel Systems and have given effect to the two-for-one exchange of IMPCO stock into Fuel Systems stock that was effected pursuant to the reorganization.

The reorganization transaction is described in detail in the proxy statement/prospectus on Form S-4, filed by Fuel Systems with the SEC on July 7, 2006 and declared effective that day. That filing also includes the full text of the certificate of incorporation of Fuel Systems.

Overview

We design, manufacture and supply alternative fuel components and systems to the transportation, industrial and power generation industries on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas, for use in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For more than 49 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of hundreds of distributors and dealers in 70 countries and 120 original equipment manufacturers.

Prior to August 23, 2006, we have previously presented our operations in three business segments: U.S. Operations, International Operations and BRC Operations. On August 23, 2006, the stockholders of IMPCO adopted the Agreement and Plan of Reorganization pursuant to which IMPCO and BRC immediately became separate, stand-alone operating entities and wholly owned subsidiaries of Fuel Systems Solutions, Inc. (see “Reorganization” above). Therefore, our management believes that presentation of operating results in two business segments, IMPCO operations and BRC operations, is more appropriate.

Under our new system of reporting operations, IMPCO operations manufactures and sells products for use primarily in the industrial market through its U.S. and foreign facilities in the Netherlands, Australia and Japan and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator markets. This new operating segment is a combination of our previously-reported U.S. operations and International operations segments. BRC operations manufactures and sells products for use primarily in the transportation market through its Italy and foreign facilities in Argentina and Brazil. Corporate expenses consist of general and administrative expenses at the corporate level, which became the Fuel Systems level after the reorganization. Intercompany sales between and within IMPCO operations and BRC operations have been eliminated in the results reported.

We acquired BRC on March 31, 2005 and included the results of BRC’s operations with our consolidated results beginning with the second quarter of 2005 and with our balance sheet as of March 31, 2005. As of December 31, 2004, we no longer consolidated our operations in Mexico and India as part of our International operations segment. Instead, during 2005 we accounted for these operations using the equity method of accounting since we had 50% ownership in these entities and lack effective control over their operations. In the fourth quarter of 2005, we decided to liquidate our Mexico operations and began the process of liquidation in the first quarter of 2006. We closed our Mexico operations in June 2006. We also converted our joint venture in India into independent distributorships in order to reduce the administrative costs of maintaining the joint venture while continuing to sell our products in these markets. We sold our 50% share in our joint venture in India to the other 50% owner in April 2006.

Net income was $6.9 million on revenue of approximately $220.8 million in 2006 as compared to net loss of $10.4 million on revenue of approximately $174.5 million in 2005. Operating income increased by approximately $14.7 million to $20.0 million, compared to $5.3 million for the same period in 2005. For the year ended December 31, 2006, we recorded approximately $2.4 million in inventory reserve resulting from a specific review of inventory with approximately $2.4 million attributed to BRC. BRC also recorded a $1.9 million unrealized loss in currency fluctuations between the dollar and the euro during 2006. We cannot predict nor assure readers that the 2006 operating performance of IMPCO or BRC will continue into 2007 or be as favorable for future reporting periods or fiscal years. We cannot predict nor assure readers that movements in foreign exchange will be either unfavorable (as in 2006) or favorable (as in 2005) for future reporting periods or fiscal years.

Net loss was $10.4 million on revenue of approximately $174.5 million in 2005 as compared to net loss of $17.6 million on revenue of approximately $118.3 million in 2004. The net loss for 2005 includes an increase in income tax expense of $12.0 million and $1.9 million of additional compensation expenses in connection with the extension of the terms of options issued to our former Chief Executive Officer and former Chief Operating Officer for IMPCO. We also recorded additional provision for slow moving inventory and uncollectible accounts totaling $0.4 million in our Mexico operation reflecting the declining level of business in that market. During the fourth quarter of 2005, we recorded an impairment charge of approximately $1.0 million for our equity investment in our 50%-owned affiliate in Mexico, IBMexicano. We did not believe that there would be adequate cash flows generated from IBMexicano to support its carrying value in our consolidated financial statements. Anticipating the closure and liquidation of our wholly owned subsidiary in Mexico in the first half of 2006, we wrote off the cumulative foreign currency translation adjustment of $0.5 million which had been previously deferred during the course of consolidating our wholly owned Mexico subsidiary. These losses in 2005 were partially offset by a strong operating performance by our BRC Operations in which revenue on a twelve month basis were $94.5 million or 61.3% higher than 2004 revenue and net income was $10.4 million or 225.0% higher over the same period. Our share in these earnings was $1.6 million and $9.0 million during 2004 and 2005, respectively, or an increase of $7.4 million. BRC also recorded a $2.2 million transaction gain in currency fluctuations between the dollar and the euro during 2005.

Net loss for the year ended December 31, 2004 of $17.6 million included a loss on the extinguishment of debt of $6.8 million on the payoff of the Bison Loan in December 2004; an increase in income tax expense of $1.7 million; a write-off of goodwill totaling $2.8 million for reduction of business in Japan and Mexico; a change in accounting estimate for excess and obsolete inventories resulting in a charge of $1.3 million; additional costs incurred for preparation and auditing for Sarbanes-Oxley Act of 2002 of approximately $0.6 million; and severance costs of personnel reductions of approximately $0.8 million in conjunction with the board approved transition plan for the integration of IMPCO and BRC.

Recent Developments

2006 Incentive Bonus Plan

In August 2006, our stockholders approved the 2006 Incentive Bonus Plan. Under the plan, the compensation committee of our Board of Directors may grant bonus awards (in the form of cash, restricted stock or a combination of both) to some or all of IMPCO’s and BRC’s employees based on the divisions’ profitability and the attainment of individual employee’s performance goals. Based on profitability of both IMPCO and BRC for 2006, some employees were paid bonuses in May 2007. A portion of the bonus was paid in cash and a portion in restricted stock totaling 19,935 shares of restricted stock. The restricted stock vests 25% on the date of the grant and the balance in three equal annual installments. Accordingly, we have recorded an expense of $0.9 million compensation expense during 2006, of which $0.1 million relates to the portion of the restricted stock that was fully vested at the date of grant.

Relocation of North American Headquarters

On September 6, 2005, we signed an agreement to sublease a 108,000 square foot building, including 20,000 square feet of office space, located in Santa Ana, California, for a term of 13 years beginning September 1, 2005. We relocated our combined corporate headquarters and IMPCO U.S. business operations from our former location in Cerritos, California, to the Santa Ana facility in April 2006. We believe the new location has sufficient space to modernize and consolidate most of our North American production and component engineering facilities. We have installed new state-of-the-art production lines, machining, and test equipment in the Santa Ana facility. As a global leader in the alternative fuels marketplace, our strategy is to use the improved efficiencies, capabilities and capacity to position us to better serve our markets and to take advantage of new products and new markets.

The annual rent for the Santa Ana facility is $0.7 million, which is set to increase 3% every year pursuant to the terms of the agreement. The terms of the sublease agreement also include rent abatement for the first three months, subject to certain conditions. In connection with this relocation, we recognized approximately $0.9 million in expenses during 2005, consisting of approximately $0.1 million for accelerated amortization of leasehold improvements and furniture and fixtures, approximately $0.3 million for the recognition of incremental rent expense for the Santa Ana facility prior to the exit of the Cerritos facility in early 2006, $0.2 million for relocation and set-up costs and approximately $0.3 million for the fair value of the remaining lease obligation of the Cerritos facility which extends until 2009. During 2006, we incurred $0.2 million for incremental rent expense for the Santa Ana facility prior to the exit of the Cerritos facility in April 2006 and revised the estimated cost for the sublease of the Cerritos facility and recorded an additional expense of approximately $0.2 million. During the year ended December 31, 2006, we incurred approximately $1.9 million in cash outflows including approximately $1.7 million in leasehold improvements in the new facility.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition.

We recognize revenue upon transfer of title and risk of loss, generally when products are shipped provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, and management believes collectibility is reasonably assured. We consider arrangements with extended payment terms not to be fixed or determinable unless they are secured under an irrevocable letter of credit arrangement guaranteed by a reputable financial institution, and accordingly, we defer such revenue until amounts become due and payable. The costs of shipping and handling, when incurred, are recognized in the cost of goods sold. We provide for returns and allowances as circumstances and facts require.

Sales to our unconsolidated subsidiaries are made on terms similar to those prevailing with unrelated customers as noted above. We defer a pro rata portion of the gross profit on sales for the inventory of the unconsolidated subsidiaries until the inventory is sold to a third party customer.

Allowance for Doubtful Accounts.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate the allowance for doubtful accounts based on historical experience and any specific customer collection issues that have been identified through management’s review of outstanding accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty.

We provide for the estimated cost of product warranties at the time revenue is recognized based, in part, on historical experience. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We believe that our warranty experience is within the industry norms. Our standard warranty period is 18 to 24 months from the date of delivery to the customer depending on the product. The warranty obligation on our certified engine products can vary from three to five years depending on the specific part and the actual hours of usage.

Inventory Reserves.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill.

We account for goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Management considers each subsidiary to be a reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fourth quarter.

A two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

We operate wholly-owned and majority-owned subsidiaries. We record goodwill at the time of purchase for the amount of the purchase price over the fair values of the assets and liabilities acquired. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future. During 2004, we recorded a $2.8 million impairment loss of goodwill for our operations in Mexico and Japan. The annual reviews performed in the fourth quarters of 2006 and 2005 resulted in no impairment to goodwill.

Intangible Assets.

We amortize intangible assets acquired if they are determined to have definite useful lives. Certain intangible assets, such as acquired technology and trade names, are amortized on a straight-line basis, our best estimate of the pattern of economic benefits, over their estimated reasonable useful lives. Certain other intangible assets such as customer relationships are amortized using an accelerated method since the value of customer relationships is expected to decline at a faster rate.

Deferred Taxes.

Based upon the substantial net operating loss carryovers and expected future operating results, we conclude that it is more likely than not that substantially all of the deferred tax assets in the United States at December 31, 2006 may not be realized within the foreseeable future. The balance of the total valuation allowance was $24.3 million as of December 31, 2006. In addition, we expect to provide a full valuation allowance on future tax benefits realized in the United States until we can sustain a level of profitability that demonstrates our ability to utilize the assets.

As of December 31, 2006, undistributed earnings, except with respect to our 51% interest in IMPCO-BERU Technologies B.V., are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $23.9 million of earnings of BRC (for the MTM loan) and $1.3 million of earnings of IMPCO Technologies Fuel Systems, Pty. Limited, the Australian subsidiary of IMPCO (for an intercompany transaction) as such amounts were deemed to be a constructive dividend creating taxable income for U.S. income tax purposes; upon distribution of earnings in the form of dividends, or otherwise, in excess of these amounts, we may be subject to United States income taxes. In addition, the Company would be subject to withholding taxes payable to various foreign countries. To the extent we have repaid the MTM loan (we have repaid $5.3 million as of October 3, 2007, which is net of our recent $2.3 million in short term borrowings from MTM), such amounts could be drawn as a dividend from BRC without U.S. income tax consequences.

Foreign Currency Agreements.

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

Stock-Based Compensation Expense.

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective method. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under APB No. 25.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, expected stock price volatility, and expected pre-vesting option forfeitures. We base these estimates on historical experience. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.

Results of Operations

Years Ended December 31, 2006 and 2005

The following table sets forth our revenue and operating income (in thousands):

	Revenue
	Years Ended December 31,
	2006	2005
IMPCO Operations (1)	$109,134	$101,263
BRC Operations (2)	111,682	73,276

Total	$220,816	$174,539

	Operating Income
	Years Ended December 31,
	2006	2005
		(as restated)
IMPCO Operations	$12,385	$4,200
BRC Operations (2) (3)	15,846	8,635
Corporate Expenses (4) (5)	(8,196)	(7,518)

Total	$20,035	$5,317

(1)	IMPCO operations is a combination of our previously-reported U.S. operations and international operations segments.
(2)	The Company consolidated BRC’s income statement beginning April 1, 2005. During the first quarter of 2005, we accounted for BRC on an equity basis.
(3)	Includes $0.1 million of IPR&D expense for the year ended December 31, 2005 relating to the acquisition of BRC.
(4)	Represents corporate expense not allocated to either of the business segments.
(5)	For the year ended December 31, 2005, includes $1.9 million for compensation, lifetime medical benefits and for modifications to previously granted stock option awards to two former executive officers of IMPCO.

The following tables set forth our product revenue by application and by geographical areas across all reporting segments for fiscal years 2006 and 2005 (in thousands):

	Years Ended December 31,
	2006		2005
Revenue:
Transportation	$137,061	62.1%	$91,437	52.4%
Industrial	83,755	37.9%	83,102	47.6%

Total	$220,816	100.0%	$174,539	100.0%

	Years Ended December 31,
	2006		2005
Revenue:
North America	$49,586	22.5%	$59,826	34.3%
Europe	119,026	53.9%	87,689	50.2%
Asia & Pacific Rim	41,967	19.0%	19,319	11.1%
Latin America	10,237	4.6%	7,705	4.4%

Total	$220,816	100.0%	$174,539	100.0%

Total revenue increased approximately $46.3 million, or 26.5%, to $220.8 million in 2006 from $174.5 million in 2005. The increase in revenue for 2006 was the result of $38.4 million increase in BRC operations revenue recorded during the year, as well as an increase of $7.9 million in revenue from our IMPCO operations. BRC revenue was consolidated for the entire year of 2006, but in the prior year, was only consolidated in the period from April 1 through December 31 after the acquisition of the second 50% of BRC on March 31, 2005. Revenue in the transportation market increased in 2006 by $45.6 million, or 49.9%, due to the inclusion of BRC, which serves the transportation market exclusively. The industrial market increased by $0.7 million, or 0.8%.

For the year ended December 31, 2006, operating income increased $14.7 million, to $20.0 million from $5.3 million for the year ended December 31, 2005. This increase is partially attributed to the inclusion of BRC’s results for the entire year in 2006, while for 2005, was only consolidated in the period from April 1 through December 31 after the acquisition of the second 50% of BRC on March 31, 2005. To a lesser extent, the absence of operating losses from our Mexico operations in 2006 also contributed to the favorable comparison to 2005. In addition, cost-cutting measures implemented in 2005, which included the relocation of our research and development facility in Seattle, Washington to IMPCO’s operations in California, resulted in improvements in operating income. Further contributing to the improvement between the two periods was the absence in 2006 of approximately $1.9 million in compensation and severance-related costs for two former executive officers recorded in 2005, partially offset by approximately $2.4 million in inventory reserve resulting from a specific review of inventory with approximately $2.4 million attributed to BRC, the increase of approximately $1.5 million in stock-based compensation expense as a result of the adoption of SFAS 123R in 2006, and an accrual of $0.9 million for the 2006 Incentive Bonus Plan, which was approved by stockholders on August 23, 2006.

IMPCO Operations. Data for 2005 has been reclassified to reflect our new presentation of operating segments (IMPCO operations is a combination of our previously-reported U.S. operations and international operations segments). During 2006, revenue increased by approximately $7.9 million, or 7.8%, to $109.1 million, from $101.3 million during 2005. The increase in revenue during 2006 was primarily due to a $7.0 million increase in revenue from the transportation market related to increased in demand in the second half of the year related to energy initiatives effective in Australia for liquified petroleum gas or LPG vehicles and a $0.9 million increase in revenue from the industrial market.

Operating income for 2006 increased by approximately $8.2 million, from $4.2 million in the same period in 2005. The improvement was mainly due to benefits realized from cost reductions implemented in 2005, which included the relocation of our research and development facility in Seattle, Washington to IMPCO’s U.S. operations in California. In addition, the absence of expenses related to our Mexico operations, which were closed at the end of 2005 also contributed to the improvement in operating income, as well as the absence of a charge for a change in estimate of the write-off related to the planned liquidation of our Mexico operations. These amounts were partially offset by a $0.6 million accrual for the 2006 Incentive Bonus Plan which was approved by stockholders on August 23, 2006.

BRC Operations. BRC operations became a business segment in the second quarter of 2005. In 2006, its revenue was $111.7 million, an increase of approximately $38.4 million, or 52.4%, as compared to 2005. The increase in revenue in 2006 is partially attributed to the inclusion of BRC revenue for the entire twelve-month period in 2006, whereas in 2005, BRC was initially reported as a 50% equity-method investment until April 1, 2005, at which time it was consolidated. In addition, BRC has also experienced growth in the transportation market attributed in part to increases experienced by consumers in gasoline prices, which has oriented automotive manufacturers to promote gaseous fuel equipment.

BRC’s operating income for 2006 was $15.9 million, $7.2 million higher than in 2005. BRC operations became an operating segment of our business in the second quarter of 2005, so the earlier period in the comparison included only nine months. The increase was mainly due the increase in revenue partially offset by the inclusion of an expense for an increase in inventory reserve of $2.4 million resulting from a specific review of inventory, by a $0.3 million accrual for the 2006 Incentive Bonus Plan which was approved by stockholders on August 23, 2006 and amortization and depreciation expense resulting from purchase price allocation. Approximately $2.5 million and $1.8 million in amortization and depreciation expenses related to intangible assets and step-up in fair value of fixed assets acquired in the acquisition of the remaining 50% of BRC were also included in the BRC operations for the years 2006 and 2005, respectively.

We completed the purchase price allocation of the BRC acquisition in the fourth quarter of 2005 and allocated approximately $12.5 million and $5.1 million to intangible assets and fixed assets, respectively, with estimated useful lives ranging from seven to eleven years for the intangible assets and five to eight years for the fixed assets. For 2006 and 2005, respectively, we recorded amortization expense of approximately $1.8 million and $1.3 million for the intangible assets, and approximately $0.7 million and $0.5 million for depreciation of the step-up in fair value of fixed assets. In future years, the amount of amortization and depreciation will vary due to future changes to the remaining useful lives, movements in the exchange rate between the U.S. dollar and the euro, and the use of an accelerated amortization schedule for the fair value allocated to customer relationships; however, we estimate that the amount of combined amortization and depreciation during 2007 will be approximately $2.5 million.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services, and investor relations. Corporate expenses for the fiscal year ended December 31, 2006 were approximately $8.2 million compared to approximately $7.5 million in the prior year. Corporate expenses in 2005 included recognition of expense of approximately $1.5 million in compensation expense related to 1.3 million stock options granted in prior fiscal years to a former officer and $0.4 million in severance related costs paid to former officers in 2005 as well as stock-based compensation expense related to vesting of stock options of $0.9 million. Stock-based compensation expense was approximately $1.7 million in 2006 resulting from the adoption of SFAS 123R on January 1, 2006. Corporate expenses in 2006 increased due to $0.3 million in increased costs associated with our reorganization and $0.4 million in increased costs related to our Sarbanes Oxley Act Section 404 compliance efforts to include BRC in 2006 since BRC was not required to be included in our compliance efforts in 2005.

Interest Income. Interest income was approximately $0.5 million in 2006 and approximately $0.3 million in 2005. The increase is due to higher yields on marketable securities in 2006 as compared to 2005.

Interest Expense. Interest expense was approximately $1.2 million in 2006 and approximately $1.0 million in 2005. The increase in interest expense was due to the higher variable interest rate on our revolving credit facility for IMPCO U.S. operations with La Salle Business Credit, LLC. In addition, the increase was also due to increased usage on our BRC revolving credit facilities used to fund working capital due to growth in the business during 2006 as compared to 2005.

Other Income and Expense. Other income and expense is primarily composed of unrealized foreign exchange gains and losses between the U.S. dollar and the euro with respect to “marking to market” of the MTM loan balance, and the gains and losses with respect to the fair value determination of the related foreign exchange hedging agreement since the agreement did not qualify for hedge accounting. In the year ended December 31, 2006, we recognized approximately $1.9 million in unrealized losses on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro, offset by a gain on the foreign currency agreement of approximately $0.6 million. In the year ended December 31, 2005, we recognized approximately $2.9 million in unrealized gains on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro (consisting of approximately $2.3 million recorded in other income and approximately $0.6 million recorded in equity in earnings from unconsolidated subsidiaries) offset by a recognized loss on the foreign currency agreement of approximately $0.7 million.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Income of Equity Share in Unconsolidated Affiliates. During the year ended December 31, 2006, we recognized our share in the income of BRC’s unconsolidated affiliates in the amount of $0.7 million. Since our acquisition of the initial 50% of BRC in July 2003, we began accounting for BRC’s operating results using the equity method whereby we recognized 50% of the earnings of BRC in our financial statements. During the first quarter of 2005, we continued this accounting treatment until we completed the acquisition of the remaining 50% of BRC on March 31, 2005. For periods following March 31, 2005, we fully consolidated the results of BRC and eliminated all intercompany transactions. During the first quarter of 2005, we recognized income of approximately $1.2 million, net of an elimination of an intercompany gain of $0.2 million, based on $2.7 million of income reported by BRC. In addition to our share in the earnings of BRC, we recognized our share in the losses of our 50% owned joint ventures in Mexico and India of approximately $0.3 million, recorded amortization expense of approximately $0.2 million of the step-up in the fair value of the fixed assets of BRC acquired in connection with the initial 50% acquisition in 2003 and recorded our share in earnings of BRC’s unconsolidated affiliates for the nine months ended December 31, 2005 of $0.3 million.

Provision For Income Taxes. During 2006, we recognized a tax provision for approximately $9.3 million as compared to $14.3 million in the prior year. In 2006, income tax expense for our foreign operations was approximately $9.1 million based on an estimated effective annual tax rate of 43%. For 2005, income tax expense for our foreign operations, excluding Mexico operations, was approximately $5.5 million based on an effective annual tax rate of 39%. The increase in tax expense from prior year is predominantly attributed to the increase in pretax earnings in 2006 and the increase in effective annual tax rate is due to increase in valuation allowances for deferred tax assets related to Brazil and Argentina.

IMPCO U.S. operations recorded a tax provision of approximately $0.2 million for the year ended December 31, 2006 of which $0.1 million is related to foreign tax withheld on dividends received from our Netherlands subsidiary, an increase in deferred tax liabilities due to the amortization of goodwill for income tax purposes, that is not offset against the deferred tax asset in the determination of the required valuation allowance, as well as state taxes due. The remaining $0.1 million relates to U.S. tax withholding obligations on IMPCO interest payments to MTM under the MTM loan. We expect to reduce the valuation allowance if we are profitable or provide a full valuation allowance on future tax benefits realized in the United States if we have additional losses until we can sustain a level of profitability that demonstrates our ability to utilize the assets. We will continue to evaluate the recoverability of the deferred tax assets each quarter. In 2005, IMPCO U.S. operations recorded an increase in the valuation allowance for deferred taxes of approximately $2.6 million to reserve the carrying value of net deferred tax assets because we determined that the likelihood of recoverability of the net deferred tax asset was less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes. The increase in valuation allowance was offset by approximately $1.9 million representing goodwill temporary differences included in deferred tax liability on the consolidated balance sheet at December 31, 2005.

Years Ended December 31, 2005 and 2004

The following table sets forth our revenue and operating income (in thousands):

	Revenue
	Years Ended December 31,
	2005	2004
IMPCO Operations	$101,263	$118,292
BRC Operations (1)	73,276	—

Total	$174,539	$118,292

	Operating Income (Loss)
	Years Ended December 31,
	2005	2004
	(as restated)	(as restated)
IMPCO Operations	$4,200	$3,085
BRC Operations (2) (3) (4)(5)	8,635	—
Corporate Expenses (6)	(7,518)	(5,884)

Total	$5,317	$(2,799)

(1)	Includes BRC revenue for the nine months ended December 31, 2005.
(2)	Includes BRC operating income for the nine months ended December 31, 2005.
(3)	The results of BRC were accounted for using the equity method in our financial results for the year ended December 31, 2004 and for the first quarter of 2005.
(4)	Includes $0.1 million of in-process R&D expense in 2005 related to the acquisition of BRC.
(5)	Includes approximately $1.3 million in amortization expense in 2005 for intangible assets acquired from BRC.
(6)	Represents corporate expenses not allocated to any of the operating segments.

The following tables set forth our product revenue by application and by geographical areas across all reporting segments for fiscal years 2005 and 2004 (in thousands):

	Years Ended December 31,
	2005		2004
Revenue:
Transportation	$91,437	52.4%	$26,951	22.8%
Industrial	83,102	47.6%	91,341	77.2%

Total	$174,539	100.0%	$118,292	100.0%

	Years Ended December 31,
	2005		2004
Revenue:
North America	$59,826	34.3%	$65,206	55.1%
Europe	87,689	50.2%	29,519	25.0%
Asia & Pacific Rim	19,319	11.1%	14,258	12.0%
Latin America	7,705	4.4%	9,309	7.9%

Total	$174,539	100.0%	$118,292	100.0%

Total revenue increased approximately $56.2 million, or 47.5%, to $174.5 million in 2005 from $118.3 million in 2004. The increase in revenue for 2005 was the result of $73.3 million of BRC revenue recorded during the nine month-period from April 1, 2005 to December 31, 2005, offset by a decline of $17.0 million in revenue from our IMPCO operations. The decline in the IMPCO operations revenue was due to the end of an OEM program and a leveling off of shipments of our certified engine packages and fuel systems that were the primary source of revenue growth in 2004. IMPCO operations revenue also declined due the reorganization of our Mexico and India operations in December 2004. These operations were reported in 2005 under the equity method. Revenue in the transportation market increased in 2005 by $64.4 million, or 239%, due to the inclusion of BRC, which serves the transportation market exclusively. The industrial market declined by $8.2 million, or 9.0%, due primarily to the end of an OEM program and reduced level of shipments of certified engines in U.S. operations.

Total operating income increased by $8.1 million to $5.3 million in 2005 from an operating loss of $2.8 million in 2004. The increase in operating income was due to the $56.2 million increase in revenue offset by a $40.8 million increase in cost of revenue and a $7.3 million increase in operating expenses. The higher revenue and expense are attributable to the inclusion of BRC in our consolidated results.

IMPCO Operations. During 2005, revenue decreased by approximately $17.0 million, or 14.4%, to $101.3 million, from $118.3 million during the same period in the prior year. The decrease in revenue during 2005 was primarily due to a $8.2 million decrease in revenue from the industrial market and a $8.8 million decrease in revenue from the transportation market. During 2004, revenue from the industrial market was higher than in 2005 due to shipments of our certified engine systems to customers required to comply with the EPA regulations effective January 1, 2004 that imposed more stringent emissions requirements on certain “off-road” vehicles. During 2005, shipments of our certified engine systems into distribution were lower than during the same period in the prior year because the initial demand for certified engines was met during 2004. The decline in the transportation market revenue is primarily due to the completion of a vehicle conversion program in 2004 that did not recur in 2005. The decrease in revenue during 2005 was also due in part to the reduction in our ownership in Mexico and India to 50%, as we changed to the equity method to recognize the results of operations in these countries.

For 2005, IMPCO operations recorded operating income of $4.2 million compared to operating income of $3.0 million during the same period in the prior year. Operating income was higher in 2005 due to $3.5 million in lower operating expenses, $14.0 million in lower cost of revenue, offset by $17.0 million in lower revenue. Operating expenses in 2005 included $1.5 million for accelerated amortization of leasehold improvements resulting from the close of the Seattle facility, a $0.9 million increase in the allowance for doubtful accounts related to a receivable from our 50% owned Mexico joint venture, which we liquidated, and $0.4 million in additional inventory reserves for obsolete returned equipment our Mexico operations.

BRC Operations. BRC operations became an operating segment of our business in the second quarter of 2005. BRC’s revenue and operating income for the nine months ended December 31, 2005 were approximately $73.3 million and $9.0 million, respectively, including approximately $1.8 million in amortization and depreciation expenses related to intangible assets and step-up in fair value of fixed assets acquired in the acquisition of the remaining 50% of BRC.

We completed the purchase price allocation of the BRC acquisition in the fourth quarter of 2005 and allocated approximately $12.5 million and $5.1 million to intangible assets and fixed assets, respectively, with estimated useful lives ranging from seven to eleven years for the intangible assets and five to eight years for the fixed assets. For 2005, we recorded amortization expense of approximately $1.3 million for the intangible assets and approximately $0.5 million for depreciation of the step-up in fair value of fixed assets.

Corporate Expenses. Corporate expenses consist of general and administrative expenses that support our operating segments in areas such as executive management, finance, human resources, management information systems, professional legal and accounting services, and investor relations. Corporate expenses for the fiscal year ended December 31, 2005 were approximately $7.5 million compared to approximately $5.9 million in the prior year. Higher corporate expenses were incurred due to stock-based compensation expense of $1.5 million related to three of our former officers, $0.4 million in severance related costs paid to former officers in 2005, and $1.6 million in increased outside professional fees related to our filings with the SEC and our compliance under the Sarbanes Oxley Act of 2002.

Interest Expense. Interest expense for 2005 was approximately $1.0 million compared to approximately $5.6 million for 2004, a decrease of $4.6 million, or 81.7%. This decrease is due primarily to the prepayment of the Bison loan in December 2004 for $22.0 million, which included a prepayment penalty of $1.0 million and accrued interest of $1.0 million. Interest costs in 2004 under the Bison loan were approximately $4.9 million and the interest rate in December 2004 was 18.75%. In December 2004 and prior to the remaining 50% acquisition of BRC, IMPCO concluded a loan agreement with MTM, S.r.L., a wholly-owned subsidiary of BRC, in which IMPCO borrowed $22.0 million to effectively prepay the Bison Loan. Interest costs under this loan agreement are determined based on the 3-month EURIBOR plus 1.5%, which totaled approximately 3.7% at December 31, 2004 and at March 31, 2005. Beginning with March 31, 2005, we consolidated BRC and consequently we eliminated the MTM loan upon consolidation. In December 2004, MTM borrowed approximately $11.8 million from Unicredit Banca Medio Credito SpA. and is required to make quarterly payments over a 5 year period of approximately $0.6 million. Interest expense under this loan agreement is based on the 3-month EURIBOR plus 1%, or 3.2% at December 31, 2004 and 4% at December 31, 2005. Interest expense recorded under the MTM loan for the nine months ended December 31, 2005 was approximately $0.3 million.

Other Income and Expense. In connection with the MTM loan and the foreign exchange agreement by BRC during the first quarter of 2005 for the purpose of hedging the quarterly payments due under the MTM loan, we recognized in other income and expense unrealized foreign exchange gains and losses with respect to “mark to market” of the MTM loan balance, and gains and losses with respect to the fair value determination of the related foreign agreement because the agreements did not qualify for hedge accounting. In the year ended December 31, 2005, we recognized approximately $2.9 million in unrealized gains on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro (consisting of $2.3 million recorded in other income and $0.6 million recorded in equity in earnings from unconsolidated subsidiaries) offset by a recognized loss on the foreign currency agreement of approximately $0.7 million.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Income of Equity Share in Unconsolidated Affiliates. For 2005 and 2004, we recognized income of approximately $1.0 million and $1.2 million, respectively, as our share in the income of unconsolidated affiliates. Prior to the second quarter of 2005, we recognized our share in the earnings of BRC, and, accordingly, we recorded income of approximately $1.0 million in the first quarter of 2005. During the remainder of 2005, we fully consolidated BRC and did not record any income in this account. During the fourth quarter of 2005, we recognized an impairment loss of our 50% investment in IBMexicano in the amount of approximately $0.9 million and a loss in MIL of approximately $0.1 million. During 2005, we recognized our share in the losses of IBMexicano in the amount of $0.2 million. During 2004, we recognized income of $1.6 million for our share in the earnings of BRC and $0.2 million in losses for the write-off of investments in Egypt and China.

Provision for Income Taxes. In 2005, the estimated effective annual tax rate was 282% compared to (15)% for the prior year. During 2005, we recognized a tax provision for approximately $14.3 million as compared to $2.3 million in the prior year. The increase from prior year is predominantly attributed to valuation allowance, reduction of tax attributes and increase in foreign taxes. In 2005 and 2004, for the U.S. operations, we recorded an increase in the valuation allowance for deferred taxes of approximately $2.6 million and $8.4 million, respectively, to reserve the carrying value of net deferred tax assets because we determined that the likelihood of recoverability of the net deferred tax asset was less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes.

Quarters Ended September 30, 2006 and 2005 (Unaudited)

The restated unaudited quarterly financial statements are included in note 18 in the notes to consolidated financial statements.

The following table sets forth our revenue and operating income (in thousands) with 2005 data reclassified to reflect our new presentation of operating segments:

	Revenue Three Months Ended September 30,
	2006	2005
	(as restated)	(as restated)
IMPCO Operations (1)	$27,746	$26,081
BRC Operations	27,691	22,992

Total	$55,437	$49,073

	Operating Income Three Months Ended September 30,
	2006	2005
	(as restated)	(as restated)
IMPCO Operations (1)	$3,619	$501
BRC Operations (2)	4,643	2,329
Corporate Expenses (3)	(1,702)	(2,584)

Total	$6,560	$246

(1)	IMPCO Operations is a combination of our previously-reported U.S. Operations and international operations segments.
(2)	Includes $0.1 million of IPR&D expense for the three months ended September 30, 2005 relating to the acquisition of BRC.
(3)	Represents corporate expense not allocated to either of the business segments.

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

For the third quarter ended September 30, 2006, operating income increased approximately $6.4 million, to $6.6 million from $0.2 million for the third quarter ended September 30, 2005. This increase was composed of operating income increases from both IMPCO and BRC.

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

For the three months ended September 30, 2006, operating income increased by approximately $3.1 million, from $0.5 million in the same period in 2005. The improvement was mainly due to benefits realized from cost reductions implemented in 2006. In addition, the absence of expenses related to our Mexico operations which closed at the end of 2005 also contributed to the improvement in operating income.

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

For the three months ended September 30, 2006, operating income increased by approximately $2.3 million to $4.6 million, compared to $2.3 million in the same period in 2005. The increase was mainly due the increase in revenue partially offset by the inclusion of expense for an increase in inventory reserve of $2.2 million resulting from a specific review of inventory, and approximately $0.6 million in amortization and depreciation expenses related to intangible assets and step-up in fair value of fixed assets acquired in the acquisition of the remaining 50% of BRC.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Corporate expenses for the three months ended September 30, 2006 were $1.7 million, or $0.8 million higher than the same period in 2005.

Other Income (Expense), Net. For the three months ended September 30, 2006, other income (expense), net was approximately $0.2 million, compared to ($34,000) for the same period of 2005.

Interest Expense, Net. Net interest expense for the three months ended September 30, 2006 was approximately $0.1 million, compared to net interest expense of approximately $0.1 million for the corresponding period in 2005.

Income in Unconsolidated Affiliates. During the three months ended September 30, 2006, we recognized our shares in the income of BRC’s unconsolidated affiliates in the amount of $39,000, compared to $149,000 in the same period in 2005.

Provision for Income Taxes. Income tax expense for the third quarter of 2006 was approximately $2.8 million for our foreign operations based on an effective tax rate of 36%. IMPCO US operations recorded a tax provision of approximately $0.1 million in the three months ended September 30, 2006 for state taxes due and U.S. tax withholding obligations on IMPCO interest payments to MTM under the MTM loan.

Income tax expense for the three months ended September 30, 2005 was approximately $1.1 million for our foreign operations, excluding Mexico operations, based on an effective tax rate of 48%. For IMPCO US operations, in the three months ended September 30, 2005, we recorded income tax expense of approximately $8.3 million related to changes in tax attributes and for valuation allowance for deferred taxes to fully reserve the carrying value of net deferred tax assets because we determined that the likelihood of recoverability of the net deferred tax asset was less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes.

Quarters Ended June 30, 2006 and 2005 (Unaudited)

The restated unaudited quarterly financial statements are included in note 18 in the notes to consolidated financial statements.

The following table sets forth our revenue and operating income (in thousands) with 2005 data reclassified to reflect our new presentation of operating segments:

	Revenue Three Months Ended June 30,
	2006	2005
	(as restated)	(as restated)
IMPCO Operations (1)	$26,135	$27,604
BRC Operations	31,024	21,001

Total	$57,159	$48,605

	Operating Income Three Months Ended June 30,
	2006	2005
	(as restated)	(as restated)
IMPCO Operations (1)	$2,947	$2,246
BRC Operations (2)	3,333	2,800
Corporate Expenses (3)	(1,311)	(906)

Total	$4,969	$4,140

(1)	IMPCO Operations is a combination of our previously-reported U.S. Operations and International Operations segments.

(2)	Includes $0.1 million of acquired in-process technology expense for the three months ended March 31, 2005 relating to the acquisition of BRC.
(3)	Represents corporate expense not allocated to any of the business segments.

For the second quarter ended June 30, 2006, revenue increased approximately $8.6 million, or 17.6%, to $57.2 million from $48.6 million for the second quarter ended June 30, 2005. The increase in revenue for the second quarter of 2006 as compared to the second quarter of 2005 was due to increases in revenue from BRC partially offset by decreases in IMPCO operations, primarily in the transportation market.

For the second quarter ended June 30, 2006, operating income increased approximately $0.9 million, or 20.0%, to $5.0 million from $4.1 million for the second quarter ended June 30, 2005. The increase in operating income was due to increase in operating income from both IMPCO operations and BRC operations. The increase in operating income in the second quarter of 2006 as compared to the second quarter of 2005 includes a one-time favorable effect totaling $1.2 million consisting of approximately $0.8 million resulting from the absence of expenses related to our Mexico operations and change in estimate related to the liquidation of our Mexico operations of approximately $0.4 million.

IMPCO Operations. Data for 2005 has been reclassified to reflect our new presentation of operating segments (IMPCO Operations is a combination of our previously-reported U.S. Operations and International Operations segments). For the three months ended June 30, 2006, revenue decreased by approximately $1.5 million, or 5.3% as compared to the same period in the prior year. The decrease in revenue during the second quarter of 2006 was due primarily to a $2.5 million decrease in the industrial market and a $1.0 million increase in the transportation market.

For the three months ended June 30, 2006, operating income increased by approximately $0.9 million, or 31.2%, compared to the same period in 2005. The increase was mainly due to a decrease in operating expenses attributed primarily to benefits realized from cost reductions implemented in 2006. In addition, the decrease in operating expenses was offset by cost of revenue that did not decrease at the same rate as the decrease in revenue due to sales of certain engines in 2006 with higher relative cost.

BRC Operations. BRC Operations became a business segment in the second quarter of 2005. For the three months ended June 30, 2006, revenue for this segment increased by approximately $10.0 million, or 47.7% as compared to the same period in the prior year. The increase in revenue during the second quarter of 2006 was due primarily to an increase in the transportation market.

For the three months ended June 30, 2006, operating income increased by approximately $0.5 million, or 19.0%, compared to the same period in 2005. The increase was mainly due the increase in revenue partially offset by the inclusion of amortization and depreciation expenses related to intangible assets and step-up in fair value of fixed assets acquired in the acquisition of the remaining 50% of BRC.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Corporate expenses for the three months ended June 30, 2006 were $1.3 million, or $0.4 million higher than the same period in 2005. Corporate expenses increased primarily due to the costs associated with the reorganization of the Company during 2006.

Other Income (Expense), Net. Other income (expense), net for the three months ended June 30, 2006 was approximately $1.0 million in expense, net, comprised primarily of unrealized foreign exchange losses, compared to approximately $1.0 million in income, net for the corresponding period in 2005.

Interest Expense. Net interest expense for the three months ended June 30, 2006 was approximately $0.1 million, compared to net interest expense of approximately $0.1 million for the corresponding periods in 2005.

Income in Unconsolidated Affiliates. Since our acquisition of the initial 50% of BRC in July 2003, we accounted for BRC’s operating results using the equity method where we recognized 50% of the earnings of BRC in our financial statements. During the first quarter of 2005, we continued this accounting treatment until we completed the acquisition of the remaining 50% of BRC on March 31, 2005. For periods following March 31, 2005, we fully consolidated the results of BRC and eliminated all intercompany transactions. During the three months ended June 30, 2006, we recognized our shares in the income of BRC’s unconsolidated affiliates in the amounts of $0.2 million and our share in the losses of approximately $0.2 million for the same period in 2005.

Provision for Income Taxes. Income tax expense for the three months ended June 30, 2006, was approximately $1.8 million for our foreign operations representing an effective tax rate of 47%. Our IMPCO U.S. operations recorded an income tax provision of approximately $0.1 million in the three months ended June 30, 2006, which related to foreign tax withholding for dividends received from the Company’s Netherlands subsidiary, tax expense related to U.S. payroll tax withholding obligations on IMPCO interest payments to MTM under the MTM loan and an increase in the valuation allowance in consideration of goodwill temporary tax differences, included as part of deferred tax liabilities, that is not offset against the deferred tax asset in the determination of the required increase in the valuation allowance.

Income tax expense for the three months ended June 30, 2005 was approximately $2.0 million for the international entities based on an effective tax rate of 47%. The IMPCO US Operations recognized net tax expense of $0.1 million during the first quarter of 2005 related to U.S. tax withholding obligations on IMPCO interest payments to MTM under the MTM loan and $0.1 million related to taxable income for a portion of the MTM loan which is deemed to be a constructive dividend for U.S. income tax purposes.

Quarters Ended March 31, 2006 and 2005 (Unaudited)

The restated unaudited quarterly financial statements are included in note 18 in the notes to consolidated financial statements.

The following table sets forth our revenue and operating income (in thousands) with 2005 data reclassified to reflect our new presentation of operating segments:

	Revenue Three Months Ended March 31,
	2006	2005
	(as restated)	(as restated)
IMPCO Operations (1)	$25,581	$25,005
BRC Operations (2)(3)	30,500	—

Total	$56,081	$25,005

	Operating Income Three Months Ended March 31,
	2006	2005
	(as restated)	(as restated)
IMPCO Operations (1)	$3,344	$1,392
BRC Operations (2)(3)	5,556	—
Corporate Expenses (4)(5)	(2,382)	(3,554)

Total	$6,518	$(2,162)

(1)	IMPCO Operations is a combination of our previously-reported U.S. Operations and International Operations segments.
(2)	The company consolidated BRC’s income statement beginning with April 1, 2005. During the three months ended March 31, 2005, IMPCO accounted for BRC on an equity basis and included its 50% share in BRC’s net income of approximately $1.2 million in IMPCO’s net loss.
(3)	Includes $0.1 million of in-process R&D expense for the three months ended March 31, 2005 relating to the acquisition of BRC.
(4)	Represents corporate expense not allocated to any of the business segments.
(5)	For the three months ended March 31, 2005, includes $2.2 million for compensation, lifetime medical benefits and for modifications to previously granted stock option awards to two former executive officers of IMPCO.

Revenue increased approximately $31.1 million, or 124%, to $56.1 million in the first quarter of 2006 from $25.0 million in the first quarter of 2005. The increase of the first quarter of 2006 over the first quarter of 2005 was due to the consolidation of BRC revenue beginning April 1, 2005 resulting from the acquisition of the remaining 50% of BRC on March 31, 2005.

Operating income increased during the first quarter of 2006 by approximately $8.7 million, or 407%, from a $2.2 million operating loss in the first quarter of 2005 to $6.5 million operating income in the first quarter of 2006. The increase in operating income was due to the consolidation of BRC operating results beginning April 1, 2005 resulting from the acquisition of the remaining 50% of BRC on March 31, 2005 and decrease in cost of revenue for U.S. Operations and International Operations. In addition, the first quarter of 2005 included the recognition of $2.2 million in costs for compensation, medical benefits and previously-granted stock options for a currently employed, former chief executive officer and a currently employed former vice president and chief operating officer.

IMPCO Operations. Data for 2005 has been reclassified to reflect our new presentation of operating segments (IMPCO Operations is a combination of our previously-reported U.S. Operations and international operations segments). For the three months ended March 31, 2006, revenue increased by approximately $0.5 million, or 2.3% as compared to the same period in the prior year. The increase in sales during the first quarter of 2006 was due primarily to an increase in the industrial market partially offset by a decrease in the transportation market.

For the three months ended March 31, 2006, operating income increased by approximately $2.0 million, or 140% as compared to the same period in 2005. The increase was mainly due to a decrease in cost of revenue and a decrease in operating expenses attributed primarily benefits realized from cost reductions implemented in 2005.

BRC Operations. The company consolidated BRC’s income statement beginning with April 1, 2005. During the three months ended March 31, 2005, IMPCO accounted for BRC on an equity basis and included its 50% share in BRC’s net income of approximately $1.2 million in IMPCO’s net loss.

For the three months ended March 31, 2006, operating income included $0.1 of in-process R&D expense for the three months ended March 31, 2005 relating to the acquisition of BRC.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal services and investor relations. Corporate expenses for the three months ended March 31, 2006 were $2.4 million or $1.2 million lower than the same period in 2005. The decrease was primarily due to the recognition of expense in the first quarter of 2005 for compensation costs, paid lifetime medical benefits for the former CEO and spouse and compensation expense related to 1.3 million stock options granted in prior fiscal years to the former officers outstanding at March 31, 2005.

Interest Expense. Net interest expense for the three months ended March 31, 2006 was approximately $0.1 million compared to net interest expense of approximately $0.3 million for the corresponding period of 2005, or a decrease of $0.2 million, or 44%.

Income in Unconsolidated Affiliates. Since our acquisition of the initial 50% of BRC in July 2003, we accounted for BRC’s operating results using the equity method where we recognized 50% of the earnings of BRC in our financial statements. During the first quarter of 2005, we continued this accounting treatment until we completed the acquisition of the remaining 50% of BRC on March 31, 2005. For periods following March 31, 2005, we fully consolidated the results of BRC and eliminate all intercompany transactions. During the first quarter of 2006, we recognized income of approximately $0.2 million compared to $0.9 million for the same period in 2005.

Provision For Income Taxes. Income tax expense for the first quarter of 2006 was approximately $2.7 million, for our foreign operations representing an effective tax rate of 41%. The IMPCO US Operations did not recognize a net tax expense during the first quarter of 2006 because the amount provided for taxes was offset by a reduction in the valuation allowance for deferred tax assets. Income tax expense for the first quarter of 2005 was approximately $0.3 million for the international entities based on an effective tax rate of 44%. The IMPCO US Operations recognized net tax expense of $0.1 million during the first quarter of 2005 related to U.S. tax withholding obligations on IMPCO interest payments to MTM under the MTM loan and $0.1 million related to taxable income for a portion of the MTM loan which is deemed to be a constructive dividend for U.S. income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES.

Our ongoing operations are funded by cash generated from operations and debt financings. In addition, these sources of cash provide for capital expenditures, research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At December 31, 2006, our cash and cash equivalents totaled approximately $11.5 million, compared to cash and cash equivalents of approximately $27.1 million at December 31, 2005.

Credit Agreements

Currently, we are party to four significant credit agreements:

LaSalle Senior Credit Facility. Our first significant credit agreement is an asset-based credit facility with LaSalle Business Credit, LLC or LaSalle dated July 22, 2003, as amended. The LaSalle senior credit facility matures on January 31, 2008. This revolving credit facility carried an interest rate per annum equal to prime plus 1.0%, which amounted to 9.25% per annum at December 31, 2006 and 7.25% at December 31, 2005, and has a borrowing limit equal to 85% of our eligible accounts receivable plus the lesser of $4.5 million or 60% of our eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion. In July 2007, the interest rate was adjusted to equal prime plus 3.0%. This lender has a senior security interest in substantially all of our assets located in the United States. As of December 31, 2006 this facility carried a maximum borrowing limit of $9.0 million, of which $7.3 million was the actual borrowing capacity. As of September 30, 2007, this facility carried a maximum borrowing limit of $8.0 million, of which $5.8 million was the actual borrowing capacity. On October 31, 2007, the maximum borrowing limit was reduced to $7.0 million. At December 31, 2006 our outstanding balance under this loan agreement was $5.2 million and approximately $2.1 million was available for borrowing as of that date.

The current financial covenants include, among other things, limits on capital expenditures within any four successive quarters to $4.5 million for IMPCO U.S. and $6.5 million for IMPCO world-wide operations, and a requirement that we maintain a year to date IMPCO U.S. minimum pre-tax income of not less than a $2.0 million loss at any month end beginning May 31, 2007. At December 31, 2006, we were not in compliance with the IMPCO U.S. pre-tax income covenant and LaSalle waived our non-compliance. On July 27, 2007 we announced that our financial statements on or after January 1, 2001, should no longer be relied on. As a result we were not compliant with our obligations to provide the lender with current and accurate financial statements. LaSalle has waived our non-compliance resulting from the restatement of our historical financial statements on the condition that we provide them with the restated historical and current financial statements in this annual report on Form 10-K and our quarterly reports on Form 10-Q by October 31, 2007. In addition, LaSalle waived the financial covenants for each of the fiscal quarters ending June 30, 2004 through and including September 30, 2006 because they may have been impacted as a result of the restatement. We also had to seek waivers from LaSalle pertaining to our non-compliance with the minimum U.S. pre-tax income covenant for the year to date periods ending July 31, 2007, August 31, 2007 and September 30, 2007 and the U.S. tangible net worth covenant as of September 30, 2007, which we received.

We have no assurances that LaSalle will be willing to continue to grant us waivers of and amendments to the terms of this senior credit facility. In addition, amendments or waivers may be on terms that are different from and more onerous to us than the current terms of the senior credit facility. For example, in connection with granting us recent waivers, LaSalle has required that we make no payments to MTM under the loan between Fuel Systems and MTM. In order to avoid defaulting on the MTM loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments back to MTM.

The credit facility expires on January 31, 2008. LaSalle has indicated its intent to not renew our credit facility in the long term and they may or may not be willing to extend beyond that date while we transition to a new lender. If we do not receive additional waivers and amendments if needed, or if we seek and do not receive an extension we would have to draw dividends or receive loans from our subsidiaries to repay the amounts owing or refinance the debt. Our ability to find replacement financing is hampered by the long delay in filing this annual report on Form 10-K for 2006 and the quarterly reports on Form 10-Q for the first two quarters of 2007 and our need to present the consolidated financial statements contained in these periodic reports to prospective lenders as part of the loan application process. As a result, we may not be able to secure a new credit facility on terms that are favorable to us before the expiration of the LaSalle senior credit facility and we may not be able to secure a new credit facility by that time, if at all. If we cannot repay the amounts owning under the LaSalle senior credit facility, our lenders may foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on us.

MTM Loan. Our second significant credit agreement is the MTM loan pursuant to which IMPCO borrowed approximately $22.0 million from MTM on December 23, 2004. The proceeds of the MTM loan were used to retire approximately $22.0 million of our indebtedness to Bison Capital Structured Equity Partners LLC, an amount that included a prepayment premium and accrued but unpaid interest. The MTM loan carries a rate equal to 1.5% above three-month EURIBOR per annum, which was at 5.2% at December 31, 2006 and 4.0% at December 31, 2005, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. Beginning on April 1, 2005, the loan is being repaid in quarterly installments, each in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM loan and related interest have been eliminated in the accompanying consolidated financial statements.

The MTM loan provides for automatic acceleration of the amounts borrowed in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The MTM loan also provides for acceleration of the loan upon notice from MTM in case of any other default under the loan. In addition, the MTM loan contains restrictive covenants limiting our ability to: terminate Mariano Costamagna as our Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death; incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the LaSalle senior credit facility); merge, consolidate or sell our assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $5.0 million in fiscal 2006 and $3.0 million in subsequent fiscal years. At December 31, 2006, the amount owed under the MTM loan was approximately $17.5 million and we were in compliance with the covenants in the MTM loan and other related terms and conditions.

Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM loan. In return for their guarantees, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. If we fail to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, they may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights to participate in BRC’s earnings and assets. This would have a material adverse effect upon our earnings and our financial position.

In connection with our continuing non-compliance under the LaSalle senior credit agreement, LaSalle has required that we make no payments to MTM under the MTM loan since July 18, 2007. In order to avoid defaulting on the MTM loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. As of October 3, 2007, we owed MTM an additional $2.3 million in short-term debt that we must repay by December 1, 2007. An event of default under the LaSalle senior credit facility would not automatically cause a cross-default under the MTM loan.

On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy, our third significant credit agreement, in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds of the loan were used for working capital purposes and contributed towards the $22.0 million lent to IMPCO on December 23, 2004. The payment terms are such that MTM will pay $0.6 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR rate plus 1% per annum, which was 4.7% and 3.5% at December 31, 2006 and 2005, respectively. At December 31, 2006, the amount outstanding was approximately $7.9 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80. In addition, MTM is required to maintain net assets of at least $26.4 million based on the exchange rate of $1.3203 on December 31, 2006. At December 31, 2006, MTM was in compliance with these covenants.

BRC Borrowings. On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy, our fourth significant credit agreement, in which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli, S.r.L. which was completed on July 2, 2007 for approximately $8.5 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR rate plus .4% per annum, which was 4.7% at June 30, 2007. At June 30, 2007, the amount outstanding was $6.7 million. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITA of less than 1.25 to maintain this rate. In the event the ratio of indebtedness to EBITA exceeds 2.5 the effective rate may adjust upward not to exceed six-month EURIBOR rate plus 1.2%.

Other Loans

BRC is also party to two additional credit agreements:

•

In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The 1998 loan was paid off in January 2006. The 2002 loan is repayable in semi-annual installments through 2011 at a subsidized rate of 2.0%. At December 31, 2006, approximately $0.7 million was owed under the 2002 loan.

•

At December 31, 2006, BRC had an unsecured line of credit amounting to approximately $1.1 million, based on the exchange rate at December 31, 2006, with no outstanding balance. Additionally, BRC has up to a $13.3 million line of commercial credit secured by customer account receivable, based on the exchange rate at December 31, 2006, of which $3.9 million was outstanding at December 31, 2006 and $9.4 million was available for borrowing. Interest rates at December 31, 2006 for the unsecured credit facility and the commercial credit facility were three-month EURIBOR plus 4% and 1%, respectively, which were 7.7% and 4.7%, respectively. Both lines of credit are callable on demand.

Other Borrowings. In addition, our subsidiary in the Netherlands has a $3.0 million credit facility based on the exchange rate at December 31, 2006 with Fortis Bank. At December 31, 2006, there was no outstanding balance under this credit facility.

Liquidity Ratios

Our ratio of current assets to current liabilities was 1.9:1.0 at December 31, 2006 and 1.6:1.0 at December 31, 2005. At December 31, 2006, our total working capital had increased by $16.0 million to $56.3 million from $40.3 million at December 31, 2005. This increase is due primarily to the increase in inventory during 2006 both in IMPCO operations and BRC operations, which increased by $11.6 million and $12.1 million, respectively. A further factor was the $5.8 million decrease in accounts payable, comparing December 31, 2006 with December 31, 2005, as a result of a decrease in BRC operations accounts payable of $11.9 million and an increase in IMPCO operations accounts payable of $6.1 million.

Cash Flows

Our restatement of our financial statements did not result in a change to our previously reported cash flow from operations or total cash and cash equivalents shown in our historical consolidated financial statements.

Net cash used in operating activities in 2006, was $11.8 million compared to $14.1 million in net cash provided by operations for 2005. Cash flows used in operating activities in 2006, consisted of net of income of $6.9 million adjusted for non-cash charges for depreciation and amortization expenses of $5.8 million which included $1.8 million in amortization of intangible assets acquired and $0.7 million in depreciation of the step-up in fair value of BRC’s assets compared to $10.4 million of net loss adjusted for non-cash charges for depreciation and amortization expenses in 2005.

Other non-cash charges that impacted net income in 2006 related to provision for inventory reserve of $2.4 million and the minority interest in income of consolidated affiliates of $1.7 million and $2.1 million in unrealized loss from the net effect of movements between the U.S. dollar and the euro on the MTM loan balance and the fair value adjustment for the foreign currency derivative instrument. These were partially offset by $0.7 million in our share in the income of unconsolidated affiliates. In 2005, other non-cash charges that impacted net loss included write-off of deferred tax asset and valuation allowance against deferred taxes of $7.6 million, a $2.4 million in expense related to modification of stock options held by former executive officers and stock-based compensation and an impairment loss in investment in unconsolidated subsidiaries of $1.0 million.

Changes in working capital that affected operating cash flows were a $22.9 million increase in inventory due the BRC acquisition, a $8.3 million decrease in accounts payable and a $3.3 million increase in accounts receivable, offset by a $1.0 million decrease in related party balances. As compared to the same period in 2005, changes in working capital that affected operating cash flows included $5.5 million increase in accounts payable, and a $2.5 million increase in accrued expenses.

Net cash used in investing activities in 2006, was $9.7 million, $3.1 million less compared to the $12.8 million used in 2005. The lower amount used in 2006 resulted from several partly offsetting factors. The purchase of equipment and leasehold improvements in 2006 was $6.2 million greater than in 2005, due to the relocation of the IMPCO operations North American headquarters, and due to purchases in BRC operations. While no cash was used in business acquisitions in 2006, in 2005 $9.3 million was used, primarily in payments made to BRC stockholders totaling $10.0 million as part of the acquisition of the remaining 50% of BRC completed on March 31, 2005 and approximately $0.8 million in costs associated with the acquisition activities. Investing activities for 2005 included approximately $1.5 million of cash on BRC’s balance sheet as acquired cash on March 31, 2005.

Net cash provided by financing activities in 2006 was $5.1 million or a decrease of $13.8 million from $18.9 million provided by financing activities in 2005. This decrease was due primarily to the $24.1 million net proceeds from the equity offerings in February 2005 in which 4.6 million shares were sold to investors at a price of $5.75 before underwriter fees and expenses of approximately $2.3 million. Partly offsetting this decrease were proceeds from the exercise of stock options in 2006 of $6.0 million, and the increased utilization of the revolving lines of credit of $2.7 million.

Our existing capital resources together with cash flows from operating activities may not be sufficient to fund our U.S. operations, which bear the majority of our corporate expenses, for the next 12 months. Corporate expenses for the nine months ended September 30, 2007, include $4.6 million in costs in connection with our voluntary review of our historical stock option grants and the related restatement of our historical consolidated financial statements which must be funded by our U.S. operations. In order to obtain additional cash, we may draw a dividend from BRC, which we have not done in the past, or obtain additional loans from BRC. We believe that we will not suffer significant negative tax implications from such a dividend because we have already recognized $23.9 million related to the MTM loan as taxable income for U.S. income tax purposes and have repaid $5.3 million of the MTM loan (which is net of our recent $2.3 million in short term borrowings from MTM) that could be drawn as a dividend without U.S. income tax consequences.

We have historically depended on borrowings under our LaSalle senior credit facility to fund our liquidity and capital needs. In the last 12 months we have had to seek multiple waivers and amendments from LaSalle in order to prevent an event of default and acceleration of the indebtedness under the agreement. We cannot assure investors that the lenders will continue to agree to amend the financial covenants any further or grant additional or continuing waivers in the future. Furthermore, the LaSalle senior credit facility is currently scheduled to expire on January 31, 2008. LaSalle has indicated its intent to not renew our credit facility in the long term and they may or may not be willing to extend beyond that date while we transition to a new lender, and we may not be able obtain a replacement credit facility from another lender.

If we are unable to obtain additional or replacement financing by the expiration of the LaSalle senior credit agreement, we would have to draw dividends or obtain loans from our subsidiaries to repay the amounts owing. Our ability to find replacement financing is hampered by the long delay in filing this annual report on Form 10-K for 2006 and the quarterly reports on Form 10-Q for the first two quarters of 2007 and our need to present the financial statements contained in these periodic reports to prospective lenders as part of the loan application process. As a result, we may not be able to secure a new credit facility on terms that are favorable to us before the expiration of the LaSalle senior credit facility and we may not be able to secure a new credit facility by that time, if at all. If we cannot repay the amounts owning under the LaSalle senior credit facility, or if we cannot obtain the necessary waivers or amendments, or return to compliance with LaSalle covenants and all other loan covenants our lenders may foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on us.

In connection with our continuing non-compliance under the LaSalle senior credit agreement, LaSalle has required that we make no payments to MTM under the MTM loan since July 18, 2007. In order to avoid defaulting on the MTM loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments.

For periods beyond 12 months, we may seek additional financing to fund future operations through future offerings of equity or debt securities, or through agreements with corporate partners with respect to the development of our technologies and products. However, we offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all.

Our cash requirements may vary materially from those now planned because of fluctuations in our sales volumes or margins, because of costs related to the results of our review of our historical stock option grants or because of other factors identified in Item 1A “Risk Factors.”

Derivative Financial Instruments

We use derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. On January 5, 2005, our then 50% owned affiliate, BRC initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the December 22, 2004 $22.0 million loan made between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, we recognized gains of approximately $0.6 million and losses of approximately $0.7 million for 2006 and 2005, respectively, which are classified on the consolidated statements of operations as part of other income (expense). The Company has recorded the fair value of this derivative, which amounted to approximately $9,000 at December 31, 2006.

Foreign Currency Management. The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. dollar increases the costs incurred by our subsidiaries, as most of our international subsidiaries’ inventory purchases are U.S. dollar denominated, and thus the cost of our products, adversely affecting our competitiveness and profitability. We monitor this risk and attempt to minimize the exposure through the management of cash disbursements in local currencies and, when deemed appropriate, the use of forward currency contracts.

On December 22, 2004, IMPCO concluded the $22.0 million loan agreement with MTM in which MTM recorded a related party receivable on its books for $22.0 million and IMPCO recorded a corresponding related party liability on its books for the same amount. Under the agreement, the loan will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency.

BRC records the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. For the year ended December 31, 2006, we recognized unrealized loss on foreign exchange of approximately $1.9 million on our statement of operations. For the year ended December 31, 2005, we recognized unrealized gain on foreign exchange of approximately $2.9 million on our statement of operations of which $2.3 million is reported as part of other income on our consolidated statements of operations and $0.6 million in equity in earnings from unconsolidated subsidiaries.

We measured the impact on our statement of operations of a hypothetical 10% increase and a 10% decrease of the spot rate of the euro to the U.S. dollar based on a starting point of 1.3203 dollars to the euro as of December 31, 2006 applied to the loan balance of $17.5 million and determined that a 10% strengthening of the euro to the dollar would result in a pre-tax loss on foreign exchange on MTM’s books of approximately $1.7 million, and, conversely, if the euro weakened against the dollar, the impact would be an approximate gain on foreign exchange of $1.7 million.

We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”) which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007.

Upon adoption of FIN 48, the Company analyzed, to the extent deemed appropriate, filing positions for all open tax years in all U.S. federal, foreign, and state jurisdictions where the Company is required to file. At the adoption date of January 1, 2007, the Company had approximately $5.8 million of unrecognized tax benefits. The Company recorded a cumulative effect adjustment related to the adoption of FIN 48 of approximately $0.2 million, including interest and penalties. Additionally, approximately $2.9 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in deferred tax asset valuation allowance of $2.9 million. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the total amount that would affect the effective tax rate is approximately $4.5 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS 157 and the impact it may have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This fair value option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The statement is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007 or January 1, 2008. We have not yet evaluated the impact of adopting SFAS 159 on our consolidated results of operations and financial condition.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of December 31, 2006:

	Payments Due by Period
(In thousands)		Years Ending December 31,
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Revolving lines of credit	$9,103	$9,103	$—	$—	$—	$—	$—
Term loans payable—principal	8,794	2,948	2,799	2,801	163	83	—
Term loans payable—interest	646	336	215	87	6	2	—
Capital lease obligations	1,154	432	441	204	62	15	—
Operating lease obligations	24,467	3,548	3,143	2,739	2,526	2,479	10,032
Other and miscellaneous	1,964	893	756	315	—	—	—

	$46,128	$17,260	$7,354	$6,146	$2,757	$2,579	$10,032

The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

Our most significant foreign currency exposure relates to the euro. On January 5, 2005, BRC entered into foreign exchange forward contracts covering a three-year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments made by IMPCO to BRC under the terms of the MTM loan. This agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, we recognized approximately $0.6 million in losses and $0.7 million in gains for 2006 and 2005, respectively, which are classified on the consolidated statements of operations for each year as part of other income (expense). As of December 31, 2006 and December 31, 2005, the notional amounts of the foreign exchange forward contracts were $4.4 million and $7.7 million, respectively. The fair values of these contracts as of December 31, 2006 and December 31, 2005, were approximately $9,000 and $.6 million, respectively. We measured the sensitivity of the fair value of the foreign exchange agreements for two hypothetical cases: a 10% strengthening and a 10% weakening of the spot rate of $1.3203 to the euro at December 31, 2006. The analysis showed that either a 10% strengthening or weakening of the U.S. dollar would have resulted in a loss in the fair value of the foreign exchange agreements of approximately $42,000 compared to the actual recorded gain of $0.6 million.

We also recognize foreign exchange gains and losses in relation to the MTM loan, which had carrying values of approximately $17.5 million and $19.4 million at December 31, 2006 and 2005, respectively. BRC recognizes gains and losses on a mark-to-market basis of this loan balance on its books because the loan will be settled in U.S. dollars and BRC maintains its records in its reporting currency, the euro. Hypothetically, if the U.S. dollar weakened 10% from the spot rate of $1.3203 to the euro at December 31, 2006, to $1.4523 to the euro, BRC would have recorded a loss on foreign exchange of approximately $3.6 million for the year ended December 31, 2006, or an additional expense of $1.7 million. If the U.S. dollar strengthened by 10% to the euro from $1.3203 to $1.1883 at December 31, 2006, BRC would have recorded a $0.2 million loss on foreign exchange for the year ended December 31, 2006, or a reduction in the expense of $1.7 million. These losses would have offset the gains on the fair value adjustments of our foreign exchange forward contracts.

Debt Obligations. The following table summarizes our debt obligations at December 31, 2006. The interest rates represent weighted average rates, with the period end rate used for the variable rate debt obligations. The fair value of the debt obligations approximated the recorded value as of December 31, 2006 (U.S. dollar equivalent in thousands).

	Debt Obligations							Fair Value at December 31, 2006
	2007	2008	2009	2010	2011	Thereafter	Total
Debt Denominated in U.S. Dollars
Line of credit, variable interest rate	$5,191	$—	$—	$—	$—	$—	$5,191	$5,191
Interest rate	9.3%	0.0%	0.0%	0.0%	0.0%	0.0%	9.3%	9.3%
Other finance loans	$155	$—	$—	$—	$—	$—	$155	$155
Interest rate	6.9%	0.0%	0.0%	0.0%	0.0%	0.0%	6.9%	6.9%
Capital leases	$302	$326	$152	$58	$15	$—	$853	$853
Interest rate	7.5%	7.5%	7.5%	7.5%	7.5%	0.0%	7.5%	7.5%

Weighted average interest rate, (U.S.)	9.1%	7.5%	7.5%	7.5%	7.5%	0.0%	9.0%	9.0%

Debt Denominated in Foreign Currencies
Line of credit, variable interest rate	$3,912	$—	$—	$—	$—	$—	$3,912	$3,912
Interest rate	4.7%	0.0%	0.0%	0.0%	0.0%	0.0%	4.7%	4.7%
Term loans, variable rate	$2,641	$2,641	$2,640	$—	$—	$—	$7,922	$7,922
Interest rate	4.7%	4.7%	4.7%	0.0%	0.0%	0.0%	4.7%	4.7%
Term loans, fixed rate	$154	$157	$160	$163	$83	$—	$717	$717
Interest rate	3.3%	3.3%	3.3%	3.3%	3.3%	0.0%	3.3%	3.3%
Capital leases	$65	$79	$40	$—	$—	$—	$184	$184
Interest rate	7.4%	7.4%	7.4%	0.0%	0.0%	0.0%	7.4%	7.4%

Weighted average interest rate, (foreign)	4.7%	4.7%	4.7%	3.3%	3.3%	0.0%	4.7%	4.7%

Item 8.	Financial Statements and Supplementary Data.

See pages F-1 through F-69 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Fuel Systems Solutions, Inc. and subsidiaries required to be included in our periodic SEC filings. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as more fully explained below, have identified certain control deficiencies that we have determined represent material weaknesses in our internal control over financial reporting as of December 31, 2006. Due to the identification of material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2006.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

•

We did not maintain effective internal control over the financial close process at BRC, our Italian subsidiary and BRC did not have an adequate number of accounting and finance personnel and personnel with sufficient technical expertise in U.S. GAAP. As a result, BRC did not have effective procedures to evaluate, analyze and review the financial information submitted by its consolidated and unconsolidated foreign operations and management and our external auditors identified control deficiencies and errors relating to revenue recognition and accounting for our investments in subsidiaries and joint ventures. We have determined that these control deficiencies represent material weaknesses in controls at BRC.

•

We did not maintain effective oversight controls to timely review and detect errors with regard to the accounting for certain historical stock option grants, which resulted in the restatement of our consolidated financial statements and related disclosures. Accordingly, management has determined that this control deficiency represents a material weakness.

•

We did not maintain effective internal control over the period-end financial close process, including but not limited to the elimination of intercompany profit in the consolidation of our consolidated financial statements and the determination of income tax expense and the related deferred tax assets and liabilities and income tax disclosures, which resulted in the restatement of our consolidated financial statements. We have determined that this control deficiency represents a material weakness.

Implemented or Planned Remediation of 2006 Material Weaknesses

Subsequent to December 31, 2006, we implemented or plan to implement further remedial actions, specifically:

•	We have implemented or planned remediation efforts regarding the material weaknesses in internal controls related to an ineffective control environment at BRC to include the following:

•

We have taken remedial action with respect to internal control surrounding our financial close procedures at BRC. Quarterly, the FSS Corporate Controller visits BRC to conduct an in-depth review of BRC’s quarterly financial statements and the preparation of BRC’s consolidating financial statements; and

•

We are conducting a search for a new Finance and Accounting Controller for BRC who will demonstrate the requisite U.S. GAAP technical expertise and who will report directly to the Corporate Controller at FSS and hire additional suitably trained accounting professionals to join our financial staff at BRC. We will also provide supplemental training to the BRC accounting staff on the application of relevant U.S. GAAP accounting pronouncements, which will include revenue recognition, significant estimates and judgments, and accounting for investments in subsidiaries and joint ventures.

Management believes that the review procedures performed by the FSS Corporate Controller of BRC’s quarterly financial statements provides an appropriate remediation of these material weaknesses; however, the effectiveness of the controls have not been tested by management and the new BRC Finance and Accounting Controller and other accounting staff have not been hired and trained. Accordingly, management does not deem these material weaknesses remediated as of the date of the filing of this annual report on Form 10-K.

•

As of the filing of this Annual Report on Form 10-K, our management has completed the implementation of our remediation efforts related to the material weakness over stock-based compensation, including stock options, which include the following:

•

Specified members of the accounting and finance management team have, through the process of restating our financial statements for the results of our voluntary stock option review, received specialized hands-on training on U.S. GAAP and tax stock-based compensation issues, pronouncements, policies and procedures;

•	We have suspended the granting of stock options since November 2004, and we do not intend to grant any stock options; and

•

We have formalized internal control improvements by documenting the accounting and operational policies and procedures over the granting, modification, cancellation and overall monitoring of stock-based compensation.

Management has completed its remediation efforts as of the date of this filing. Accordingly, management deems this material weakness remediated as of the date of the filing of this annual report on Form 10-K.

•

Management is in the process of implementing remediation efforts related to the material weakness over our period-end financial close process to enhance our review, analysis, documentation and disclosure of and accounting for various financial statement balances, including but not limited to intercompany transactions and income taxes. Management does not deem this material weakness remediated as of the date of the filing of this annual report on Form 10-K.

Previously Reported Material Weaknesses

As previously reported, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained a material weakness in the second and third quarters of 2006. The material weakness identified related to weaknesses in financial controls associated with the period end financial statement close procedures in our non-U.S. operations. We did not have effective procedures to evaluate, analyze and review the financial information submitted by our non-U.S. operations. Although we have taken remedial action with respect to internal control surrounding our financial statement close procedures in our non-U.S. operations, this material weakness was not deemed to be remediated with respect to BRC at December 31, 2006 and through the date of the filing of this annual report on Form 10-K. See further discussion above regarding our conclusion that we did not maintain effective internal control over the financial close process at BRC.

We also previously reported that a material weakness had been identified during our annual audit of consolidated financial statements for the year ended December 31, 2005 related to inadequate controls over the financial closing process in the U.S. operations. Adjustments were not detected by our system of internal control and affected several financial statement accounts, the most significant of which related to inventory and accrued liabilities. Although the missed or incorrect entries were not prevented or detected by our existing system of internal control, the entries were identified by our independent auditors and were corrected and properly reflected in the fiscal 2005 year end financial statements. Although we have taken remedial action with respect to internal control surrounding our financial statement close procedures in our U.S. operations, including the hiring of a Corporate Controller, Director of Financial Reporting and additional corporate financial staff during the year to provide enhanced review, analysis and documentation of accounting transactions and implemented oversight controls in the financial consolidation and reporting functions, this material weakness was not deemed to be remediated at December 31, 2006 and through the date of the filing of this annual report on Form 10-K. See further discussion above regarding our conclusion that we did not maintain effective internal control over our period-end financial close process.

BDO Seidman, LLP, and independent registered public accounting firm that audited our financial statements included in this Annual Report has issued an attestation report in which they concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, which appears below under the caption “Attestation Report of the Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of the period covered by this report.

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fuel Systems Solutions, Inc.

Santa Ana, CA

We have audited Fuel Systems Solutions, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fuel Systems Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:

•

The Company did not maintain effective internal control over the financial close process at BRC, its Italian subsidiary and BRC did not have an adequate number of accounting and finance personnel and personnel with sufficient technical expertise in U.S. GAAP.

•

The Company did not maintain effective oversight controls to timely review and detect errors with regard to the accounting for certain historical stock option grants, which resulted in the restatement of its consolidated financial statements and related disclosures.

•

The Company did not maintain effective internal control over the period-end financial close process, including but not limited to the elimination of intercompany profit in the consolidation of its consolidated financial statements and the determination of income tax expense and the related deferred tax assets and liabilities and income tax disclosures which resulted in the restatement of its consolidated financial statements and related disclosures.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated October 31, 2007 on those consolidated financial statements.

In our opinion, Fuel Systems Solutions, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fuel Systems Solutions, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated October 31, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Costa Mesa, CA

October 31, 2007

Item 9B.	Other Information.

Tenth Amendment to LaSalle Loan Agreement.

On October 31, 2007 IMPCO and LaSalle entered into a Tenth Amendment to Loan and Security Agreement, to amend the revolving Loan and Security Agreement dated July 18, 2003, as amended (the “Tenth Amendment”).

Pursuant to the Tenth Amendment, LaSalle and the other lenders party to this loan agreement have agreed to extend the loan maturity until January 31, 2008, waive the financial covenants for each of the fiscal quarters ending June 30, 2004 through and including September 30, 2006 because they may have been impacted as a result of the Company’s restatement of its financial statements, waive the company’s current defaults under the loan, reduce certain covenant requirements through December 31, 2007 and reduced the maximum amount the company can borrow on a revolving basis to $7.0 million. A copy of the Tenth Amendment is attached as exhibit 10.40 to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Directors and Officers

The following table sets forth information concerning our officers and directors as of September 1, 2007. Some background information on our officers and directors follows.

Name	Age	Position
Mariano Costamagna	56	Chief Executive Officer, President and Director
Thomas M. Costales	60	Chief Financial Officer and Secretary
Matthew Beale	40	Vice President of Business Development
Pier Antonio Costamagna	55	Managing Director of BRC and Director of Mechanical Engineering of MTM
Roberto Olivo	53	General Manager of IMPCO
Marco Seimandi	42	Marketing Director of MTM
Brad Garner	44	Former Chief Operating Officer of IMPCO
Norman L. Bryan	66	Director, member of our Audit, Compensation and Nominating and Corporate Governance Committees
Marco Di Toro	45	Director, member of our Nominating and Corporate Governance Committees
John Jacobs	53	Director, member of our Audit and Compensation Committee
Douglas R. King	65	Director, member of our Audit and Nominating and Corporate Governance Committee
J. David Power III	74	Director
Aldo Zanvercelli	67	Director, member of our Compensation Committee

Mariano Costamagna, 56, has served as a director of Fuel Systems since June 2003. On January 1, 2005, he became the Company’s Chief Executive Officer. He is also the Managing Director and Chief Executive Officer of M.T.M., S.r.l., a subsidiary of BRC and an Italian limited liability company formed in 1977 and headquartered in Cherasco, Italy. MTM develops, manufactures and installs alternative fuel systems and components under the BRC Gas Equipment trademark. Mr. Costamagna and his family founded MTM in 1977, and Mr. Costamagna has served as MTM’s principal executive officer since that time. Mr. Costamagna became a director in connection with the Company’s acquisition of the initial 50% of the equity interest of BRC and, the Company’s Chief Executive Officer in accordance with the employment agreement between the Company and Mr. Costamagna, which was entered into in connection with the BRC acquisition. Mr. Costamagna is the brother of Pier Antonio Costamagna, who is the Managing Director of BRC and Director of Mechanical Engineering Engineering of MTM, a wholly-owned subsidiary of BRC.

Thomas M. Costales, 60, has served as the Company’s Interim Chief Financial Officer and Treasurer since May 2005 and was appointed the Company’s Chief Financial Officer and Secretary in September 2005 and November 2005, respectively. Mr. Costales was the Company’s Chief Financial Officer and Treasurer from March 1995 until July 1999 and served as a financial consultant and advisor to the Company from July 1999 until May 2000. From May 2000 until its sale to Motorola in November 2000, he served as Chief Financial Officer, Treasurer and Secretary of Printrak International Inc., a Nasdaq-listed enterprise software company. From January 2001 until joining the Company, other than during the period from March 2004 until June 2004, in which he served as acting Chief Financial Officer of VitroTech Corporation, a Nasdaq-listed mineral mining company, Mr. Costales acted as an independent contractor providing financial and business consulting services to a variety of private and public companies. Mr. Costales has a B.A. from Loyola University and an MBA in Corporate Finance from the University of Southern California. He is a certified public accountant. Mr. Costales is also the treasurer and director of Veterans Park Conservancy, a non-profit organization.

Matthew Beale, 40, became our Vice President of Business Development in February 2007. Prior to joining Fuel Systems, Mr. Beale served as managing director for CVS Partners, a corporate advisory firm focused on mergers, acquisitions and financings, based in Milan and London, starting in 2005. From 2000-2004, he served as vice president in the Milan office of Citigroup, providing corporate finance advisory services for private bank clients. His career includes similar positions with JP Morgan in Milan and London. He earned a Bachelor of Arts degree in English from London University and a diploma in accounting and finance from the London School of Economics, as well as a Master of Business Administration from Institute De Estudios Superiores De La Empresa, Barcelona, Spain. His foreign language proficiency includes Italian and Spanish.

Pier Antonio Costamagna, 55, has served as the Director of Mechanical Engineering of MTM, S.r.L., a wholly owned subsidiary of BRC, since its formation in 1977. Mr. Costamagna has also served as Managing Director, of BRC, one of our wholly owned subsidiaries, since the company was established in 2001. MTM develops, manufactures and installs alternative fuel systems and components under the BRC Gas Equipment trademark. Mr. Costamagna and his family founded MTM in 1977, and Mr. Costamagna has served as MTM’s principal executive officer since that time. Mr. Costamagna is the brother of Mariano Costamagna, the President and Chief Executive Officer of Fuel Systems.

Roberto Olivo, 53, was appointed on September 12, 2007as general manager of IMPCO, succeeding Brad Garner who, as previously disclosed, resigned as chief operating officer in February. Mr. Olivo has been serving as acting general manager of IMPCO for the past several months. Prior to working for IMPCO, and beginning in 2000, Mr. Olivo was an independent management consultant specializing in the automotive industry. In this capacity he worked on several projects for Fuel Systems’ BRC subsidiary as well as clients such as Fiat, Ferrari Maserati Group and Daimler Chrysler. His professional career also includes extensive experience within the broader transportation and industrial sectors. He earned a bachelor of science degree in electrical engineering from Politecnico di Torino, Italy, and is proficient or fluent in Italian, English, German, French, Dutch/Flemish and Spanish.

Marco Seimandi, 42, has been the Marketing Director of MTM, a wholly-owned subsidiary of BRC. He joined MTM in 1996 as Commercial Manager after his previous experience as Regional Commercial Manager of the French automotive component group Valeo. Mr. Seimandi has a PhD in aircraft engineering at Turin Polytechnic in Italy and a specialization in business administration from CEDEP/INSEAD Institute at Fontainebleau in France.

Brad E. Garner, 44, served as IMPCO’s Chief Operating Officer from July 2003 to February 2006 and had previously served as General Manager and Director of IMPCO’s Gaseous Fuel Products Division since April 2002. Mr. Garner joined IMPCO in July 1994 as Regional Sales Manager for the U.S. Midwest and Canada Regions. In February 1996, he was promoted to Manager of Applications and Field Engineering. Mr. Garner also held the roles of Engineering Manager and General Manager for the Industrial Engines business unit of the Gaseous Fuel Products Division. Mr. Garner is a graduate of Fanshawe College of Technology in Canada with an equivalent to an Associates Degree in Mechanical Engineering.

Norman L. Bryan, 64, has served as a director of Fuel Systems since November 1993. He is our Lead Director, Chair of our Nominating and Corporate Governance Committees, and a member of our Audit and Compensation Committee. He has been a consultant since January 1995. Mr. Bryan was employed as the Senior Vice President of Sales and Marketing of EIT, Inc., an electric meter manufacturing company, from October 1998 to July 2002. Prior to retiring in 1994 from Pacific Gas and Electric Company, he was Vice President, Marketing from February 1993 until December 1994, and was Vice President, Clean Air Vehicles from February 1991 to February 1993. Mr. Bryan holds an M.S. degree in business from Stanford University and a B.S.M.E. degree in mechanical engineering from California State University in San Jose. Mr. Bryan is also an advisory board member of the Institute of Transportation Studies at the University of California, Davis.

Marco Di Toro, 45, has served as a director of Fuel Systems since April 1, 2005 and currently serves on our Nominating and Corporate Governance Committee. He has been a partner in the law firm of Grosso, de Rienzo, Riscossa, Gerlin e Associati in Turin, Italy since 1994. Mr. Di Toro holds a law degree from Università Cattolica del Sacro Cuore, Milan (Catholic University of Sacred Heart of Jesus, Milan).

John R. Jacobs, 53, has served as a director of Fuel Systems since May 2004 and is currently Chair of the Compensation Committee and a member of the Audit Committee. Since June 2005, Mr. Jacobs has been a partner of Northwest Capital Appreciation, a private equity firm headquartered in Seattle, Washington. Mr. Jacobs was previously a managing partner of Capital Run, an investment bank headquartered in Seattle, Washington, and the co-founder and Managing Partner of Pacific Capital Partners LLC, a boutique M&A investment bank, which merged with Capital Run in September 2003. Prior to Pacific Capital Partners, Mr. Jacobs was the managing member and co-founder of U.S. Bancorp Piper Jaffray’s Venture Capital Partner Funds. While at Piper Jaffray, Mr. Jacobs founded and headed the Technology Investment Banking Practice, served on the Piper Jaffray Investment Banking Group Head Management Committee, and ran

Piper Jaffray’s Seattle, Washington Investment Banking office. Mr. Jacobs started his career at Chase Manhattan Bank in New York City in the Technology and Private Placement Groups. Mr. Jacobs graduated from Ohio Wesleyan University with honors and received a master of International Management from the American Graduate School of International Business.

Douglas R. King, 65, has served as a director of Fuel Systems since April 2006 and currently serves as Chairman of our Audit Committee and a member of our Nominating and Corporate Governance Committee. Mr. King is a Certified Public Accountant with significant experience in the accounting industry, including over 30 years of auditing experience at Ernst & Young LLP where he served in various capacities in multiple offices. Most recently, Mr. King served as the Managing Partner of the San Francisco Office of Ernst & Young LLP from 1998 until his retirement in 2002. Currently, Mr. King is a member of the Board of Directors of ASSIA, Inc., a privately held technology company; a member of the Board of Directors, Chairman of the Audit Committee and member of the Compensation Committee of Marvell Technology Group Ltd] and is a member of the Board of Directors, Chairman of the Audit Committee and member of the Executive Compensation Committee of SJW Corp.

J. David Power III, 74, has served as a director of Fuel Systems since August 2000 and is currently a member of the Nominating and Corporate Governance Committee and the Compensation Committee. He is the founder of J.D. Power and Associates where he has served as Chairman since 1996. Mr. Power has previously worked with Ford Motor Company, General Motors Corporation and J.I. Case Company. Mr. Power was a recipient of the Automotive Hall of Fame’s Distinguished Service Citation. Mr. Power graduated from the College of Holy Cross, holds an M.B.A. degree from The Wharton School of Finance at the University of Pennsylvania and holds honorary doctorate degrees from College of the Holy Cross, California Lutheran University and California State University, Northridge. Mr. Power III is also a director and member of the operating committee of the publicly traded DealerTrack Holdings, Inc., a director and member of the audit committee and investment committee of the privately held Travel Industry of America, a director and member of the executive committee of the privately held California State University, Northridge, and a director of the privately held The Cobalt Group. Mr. Power III also serves on the President’s Advisory Counsel of the privately held California Lutheran University.

Aldo Zanvercelli, 67, became a director of Fuel Systems in August 2006. Mr. Zanvercelli holds a degree in electrical engineering and has significant international business and manufacturing experience, including over 30 years of experience at Alenia Aeronautica where he served in various engineering, design and managerial capacities. In 2000, Mr. Zanvercelli formed the consulting and formation group, Intesis S.r.l. which focuses on inventions for the innovation and development of company organizational systems.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Fuel Systems common stock. Executive officers, directors and owners of greater than 10% of our stock are required by SEC regulations to furnish copies of all Section 16(a) reports they file. Based solely upon a review of the filings furnished pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 or advice that no filings were required, all filing requirements of Section 16(a) were timely complied with during the year ended December 31, 2006, except that the Company failed to assist Mr. Bryan in timely reporting three transactions, Mr. Costales in timely filing one Form 4 and reporting 16 transactions, Mr. Garner in timely filing three Forms 4 and timely reporting 17 transactions, Mr. Jacobs in timely reporting two transactions, and Mr. King in timely filing one Form 3 and one Form 4 and timely reporting one transaction. The majority of the transactions not reported in a timely manner related to company matching contributions in the reporting persons’ deferred compensation plan accounts.

Audit Committee Financial Expert

The Board of Directors of Fuel Systems has an Audit Committee comprised of Messrs. King, Bryan and Jacobs, with Mr. King being the chairman. Our Board of Directors has determined that Mr. King qualifies as a financial expert according the to SEC’s regulations. All three members of our Audit Committee meet the independence requirements of the SEC regulations and The Nasdaq Marketplace Rules.

Changes in Procedure for Stockholder Recommendations for Director Nominees

The Nominating and Corporate Governance Committee has no formal policy with respect to consideration of stockholder recommended director candidates and will consider potential candidates for director that are brought to the Committee’s attention by stockholders. The board of directors believes it is appropriate not to establish a formal policy in light of the absence of any stockholder recommended director candidates in the past. There have been no changes to this process.

Code of Ethics

Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and our Corporate Controller. You can find a copy of our Code of Business Conduct and Ethics on our website at www.fuelsystemssolutions.com. We will post any amendments to the Code of Business Conduct and Ethics on our website.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

In this section, we discuss certain aspects of our compensation policies as they apply to our Chief Executive Officer, our Chief Financial Officer and our three other most highly-compensated executive officers in 2006. For purposes of this disclosure, our three other most highly-compensated executive officers include executive officers at our subsidiaries. We refer to these five individuals throughout as the “Named Executive Officers.” Our discussion and the following tabular disclosure focuses on compensation and policies relating to the year ended December 31, 2006.

Operation of the Compensation Committee

The Compensation Committee is appointed by the Board of Directors to approve and evaluate all of the Company’s compensation programs, policies and plans, as they affect the executive officers. The Compensation Committee consists of three outside, non-employee directors who are considered to be independent under the Nasdaq Marketplace Rules. The Compensation Committee held five meetings in 2006, all of which included “executive sessions” where members of management were not present.

The Compensation Committee is directly responsible for the evaluation of the performance of the Chief Executive Officer (“CEO”) and the associated adjustments to the elements of his compensation package, as discussed in more detail below. Each year, the compensation committee conducts a detailed evaluation of the CEO and his role in the Company’s performance. The CEO does not participate in any process related to establishing his own pay, other than providing a self-evaluation to the committee.

The Compensation Committee receives compensation recommendations from the CEO and approves or modifies them in the exercise of its judgment based on the board’s interactions with the Named Executive Officers.

We hired an outside compensation consultant at the end of 2006, to review the 2007 compensation of our Chief Executive Officer and of the executive officers who work in the United States. The compensation committee has the authority and access to the funds to engage outside compensation consultants for our analysis of compensation issues as we deem appropriate.

Compensation Philosophy

Overall, we seek to provide compensation packages that are competitive in terms of total potential value to our executives, and that are tailored to the unique characteristics of our Company in order to create a compensation program that will adequately reward our executives for their roles in creating value for our stockholders. We intend to be competitive with other similarly situated companies in our industry while taking into account evaluations of the individual executive’s past and expected future performance.

Our compensation policies are designed to align the financial interests of our management with those of our stockholders, and to take into account our operating results and expectations for continued growth and enhanced profitability. In addition, we value the concept of rewarding all employees, and not just the executives, for the Company’s successes. Implementing these priorities, our recently-adopted 2006 Incentive Bonus Plan permits bonuses to be awarded to any employee at any of our worldwide locations but only if the division where such employee works is profitable.

Elements of Compensation

Compensation for each executive officer for 2006 consists of a base salary, the opportunity to receive an annual bonus in the form of cash and/or restricted stock under our 2006 Incentive Bonus Plan and assorted other benefits and perquisites. We provide a competitive salary and benefits package that management and the Compensation Committee believe is consistent with market practice for our industry and allows the Company to attract and retain executives and employees.

The opportunity to receive a cash bonus provides a focus on short-term performance while the restricted stock grants are long-term incentives designed to encourage the achievement of corporate goals and growth of stockholder value over the longer term. In general, the employee benefits that our executive officers receive are the same benefits available to our other salaried employees.

We have not established minimum stock ownership guidelines for our executive officers or adopted a policy requiring them to retain their Fuel Systems stock for any period of time.

Base Salary

Mr. Mariano Costamagna became the Company’s Chief Executive Officer on January 1, 2005 as part of our strategic acquisition of BRC. Pursuant to his employment agreement, Mr. Costamagna will serve as Chief Executive Officer until May 31, 2009 with a base salary of no less than $360,000 per year. The Compensation Committee has not raised his base salary at this point. While Mr. Costamagna does not earn a fee for his services as one of the Company’s directors, he does earn a fee of €100,000 per year (which is approximately $132,000 based on the average interbank currency exchange rate on December 31, 2006) for acting as a director of one of our wholly-owned subsidiaries. These amounts did not increase from 2005 to 2006.

In June 2006, Mr. Costales’ base salary was raised from $180,000 to $210,000. No other executive officers received pay increases in 2006.

Bonus Compensation under 2006 Incentive Bonus Plan

We adopted our 2006 Incentive Bonus Plan last year and made our first awards under the plan in 2007. We believe this plan enhances the Company’s compensation structure and strategy and encourages results-oriented actions on the part of all employees throughout the Company. Executive employees, including our Named Executive Officers, participate in the 2006 Incentive Bonus Plan on the same terms as all other employees. The plan is dynamic enough to provide us with the framework to grant cash bonuses but also to grant restricted stock awards as bonus compensation. This flexibility allows us to provide a combination of short- and long-term incentives as we determine appropriate. The plan also emphasizes our commitment to stockholder value since no bonuses are paid to any employees unless the division in which that employee works is profitable.

The framework for this plan was originally conceived by Mariano Costamagna, our CEO, but was drafted and is administered by the Compensation Committee which has final decision-making authority over its implementation. The plan was approved by stockholders at our 2006 annual meeting.

All employees of the Company and its subsidiaries worldwide are eligible to participate in the 2006 Incentive Bonus Plan if they have been employed for at least the final six months of the applicable year and if they are employed by the Company or any of its subsidiaries on the date that awards are given. None of the Company’s employees (including the Named Executive Officers) are guaranteed a bonus. An eligible employee will only receive his or her bonus if he or she works in a division that makes a net profit for the year, and for bonuses paid with respect to fiscal 2007 and into the future, if that employee has successfully met his or her individual performance goals for that year.

The Compensation Committee administers the plan, including working with the CEO to determine the individual performance goals of eligible employees and the sizes of awards granted to eligible employees after those employees have met all requirements to receive awards. However, the Compensation Committee may delegate the administration of the plan and the setting of targets and payment amounts for non-officer employees of the Company to a committee of officers, including the CEO.

After the end of each year, the Company will set aside ten percent of the net profits of each operating division (currently, IMPCO or BRC, as applicable) as a bonus pool for distribution to eligible employees of that division. The awards to eligible employees of a profitable division will be distributed out of this bonus pool, which with respect to fiscal 2007 and later also presumes that the employees have met their own individual performance goals. If the division in which an eligible employee works does not make a profit during a year, the employee will not receive a bonus under the plan, regardless of the employee’s personal accomplishments. Also, for awards with respect to fiscal 2007 and later, an eligible employee will not receive a bonus if he or she does not meet his or her performance goals, no matter the profit her division has made.

Executive officers and employees who work for our corporate headquarters and other eligible employees who provide support services to our operating divisions, but who are not directly employed by any of our profitable operating divisions, may be eligible to receive bonuses out of the profit pool of one or more profitable divisions, in the sole and absolute discretion of the Compensation Committee. However, each eligible employee will still need to meet his or her own individual performance targets in order to receive any award with respect to fiscal 2007 or later periods. For 2006 only, the bonus awards were granted without regard to individual performance goals since the plan was adopted mid-year.

Bonuses can be paid in cash, in shares of time-vesting restricted stock or in a combination of the two, at the option of the Compensation Committee. Both divisions of Fuel Systems were profitable in 2006 so all of the Company’s eligible employees received bonuses. For the fiscal year 2006 awards, the Compensation Committee decided that the total compensation amount for each senior executive officer of Fuel Systems or IMPCO employees located in the United States was most appropriately divided into 35% cash and 65% restricted stock. The Compensation Committee also decided that all BRC employees, including Mr. Pier Antonio Costamagna and Mr. Seimandi, should receive their awards in all cash due to the complications involved in granting stock awards to employees overseas.

The incentive compensation earned under the 2006 Incentive Bonus Plan during the year ended December 31, 2006 was granted on May 4, 2007 and is not included in the accompanying summary compensation table. The table below sets forth the cash and restricted stock that the Named Executive Officers received for their bonuses earned in 2006 but paid in 2007:

	2006 Incentive Bonus Plan Awards (paid in 2007)
Name	Cash	Shares of Restricted Stock
Mariano Costamagna	$72,477	1,916
Pier Antonio Costamagna	$11,034	—
Thomas M. Costales	$42,270	1,117
Brad Garner	$—	—
Marco Seimandi	$40,211	—

All restricted stock grants vest over time. One quarter of the total grant amount vested immediately. Each additional quarter vests on subsequent one-year anniversaries of the grant date. Until the stock vests, each recipient does not have the rights of a stockholder; he or she does not receive dividends and cannot vote those shares. Any stock that has not vested when the employee leaves the Company for any reason is forfeited.

If Fuel Systems merges with another company, has a change in control or undergoes a similar transaction and Fuel Systems is not the surviving company, all of our obligations under restricted stock awards that have been previously granted under the Plan shall be assumed by the surviving corporation on terms approved by the Compensation Committee.

Other Bonus Compensation

The bonus compensation reported for Mr. Costales in the summary compensation table accompanying this discussion is a bonus that was paid during fiscal year 2006, but was compensation for his performance during 2005 when he oversaw the process of restating our financial statements for fiscal year 2004 and the first two quarters of 2005. We did not reward any other Named Executive Officer in a similar manner.

Outstanding Option Grants

We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our executive officers in the Company’s equity. Accordingly, we provide our executive officers and employees with the opportunity to receive restricted stock awards under our 2006 Incentive Bonus Plan. We believe restricted stock grants are a more effective equity incentive tool for creating long-term incentives than stock option grants. As such, we have not made any stock option grants since 2004 and do not intend to do so in the foreseeable future. All of our Named Executive Officers have received option grants in the past, other than Mr. Costales who joined us after we stopped granting options, as demonstrated by the accompanying Outstanding Equity Awards at Fiscal Year End table.

Deferred Compensation Plan

Another manner in which we encourage our senior employees, including our Named Executive Officers, to align their interests with those of our stockholders is through participation in our deferred compensation plan. Participation in the deferred compensation plan is limited to members of the board of directors and senior managers of Fuel Systems and

IMPCO. All of our Named Executive Officers, other than Mr. Pier Antonio Costamagna and Mr. Seimandi, are eligible to participate in the deferred compensation plan. Messrs. Costales and Garner (while he was employed by us) have elected to participate in the plan.

Participants in our deferred compensation plan elect to defer a portion of their salary, which is invested in an account under the plan. Each participant designates how the money in his or her plan account is invested, and each participant’s account is credited with the actual net investment earnings, gains and losses incurred. Employee participants are not permitted to invest their deferred contributions in the Company’s stock (although participating directors are required to invest their contributions in the Company’s stock). The Company matches 50% of the participant’s contribution up to an annual maximum of $12,500, and the matching company funds are invested in shares of Fuel Systems common stock acquired in the open market.

A participant is automatically 100% vested in all of the amounts he or she has elected to defer, and the resulting gain, loss or interest on those amounts. However, a participant only becomes vested in the amounts contributed pursuant to company matches depending on the length of his or her employment. After two years of employment, the participant is 25% vested in the employer’s matching contributions. Each year thereafter, an additional 25% of the employer’s matching contributions vests, resulting in full vesting after five years of employment. A participant also becomes 100% vested upon a change in control of the Company or if the participant dies prior to receiving any payments under the plan.

A participant is entitled to distributions under the plan upon his or her retirement after age 62, death, disability, or termination of his or her employment for any reason. Distributions under the plan may be made in lump sum or in monthly, quarterly or annual installments as selected by the participant.

Of our Named Executive Officers, Messrs. Costales and Garner elected to participate in this plan in 2006 and deferred a portion of their salaries as indicated in accompanying Nonqualified Deferred Compensation Plan table. As of December 31, 2006, Mr. Costales was not vested in any shares purchased with matching company funds, and Mr. Garner was 100% vested in the plan shares purchased with matching company funds.

None of the Named Executive Officers withdrew any funds or received a distribution of any funds from the plan in 2006. However, when Brad Garner resigned as IMPCO’s Chief Operating Officer in February 2007, he elected to withdraw his funds from the plan as a lump sum of approximately $116,000.

All shares of the Company’s common stock that are held through the plan by participating Named Executive Officers are indicated in a footnote to the table under “Securities Ownership of Certain Beneficial Owners and Management” contained in Item 12 below.

Other Benefits and Perquisites

We provide broad-based benefits and perquisites for our employees and their dependents, portions of which are paid for by the employee. Benefits include, among other things, life insurance, health insurance, dental insurance, vision insurance, 401(k) participation, dependent and healthcare reimbursement accounts, vacation time and holidays. The employee benefits for our Named Executive Officers are generally the same as those provided for our other salaried employees. In addition, Messrs. Costales and Garner each received automobile allowances of $12,000 during 2006.

We maintain a retirement savings plan, or a 401(k) plan, for the benefit of our eligible employees, those who are at least 21 years old and paid from the United States. Currently, employees may elect to defer their compensation up to the statutorily prescribed limit. We match employee contributions up to a limit of 100% of the first 3% of compensation contributed by employees per year. An employee’s interests in his or her deferrals are 100% vested when contributed. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deducible by us when made. Messrs. Costales and Garner participated in our 401(k) plan during 2006.

Tax Issues

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits amounts that can be deducted for compensation paid to certain executives to $1.0 million unless certain requirements are met. No executive officer receives compensation in excess of $1.0 million, and therefore, all compensation amounts are deductible at present. The Compensation Committee will continue to monitor the applicability of Section 162(m) to our compensation program.

Amounts that are deferred or which become vested under our nonqualified deferred compensation programs (including our 2006 Incentive Bonus Plan) after December 31, 2004, are subject to Internal Revenue Code Section 409A, which governs when elections for deferrals of compensation may be made, the form and timing permitted for payment of such deferred amounts, and the ability to change the form and timing of payments initially established. Section 409A imposes sanctions for failure to comply, including accelerated income inclusion, a 20% penalty and an interest penalty. We believe that our plans subject to Section 409A are being operated in good faith compliance with Section 409A as permitted by the proposed regulations issued by the Internal Revenue Service. We intend to amend our plans as necessary to comply with Section 409A requirements as embodied in the final Section 409A regulations.

Compensation upon Termination

Other than Mr. Mariano Costamagna and Mr. Garner, our Named Executive Officers do not have specific severance arrangements for themselves.

Brad Garner’s Resignation. Mr. Garner voluntarily resigned from his position with IMPCO in February 2007. As a result of his resignation, he received no severance payments, all of his stock options that were unvested on the date of his resignation were forfeited and he had 30 days beyond his resignation date to exercise any vested options before their expiration. Mr. Garner exercised no options in 2007. He also elected to receive a lump-sum payout of his deferred compensation plan account which was approximately $116,000.

Mariano Costamagna’s Severance Arrangements. Mr. Costamagna’s employment agreement contains very limited provisions for termination prior to its expiration on May 31, 2009 (with certain exceptions for termination upon his death). If, during the term of his employment, we terminate his employment other than for “cause” or if he resigns for “good reason,” we must pay him a severance payment equal to $5.0 million (subject to certain limited reductions if he sells more than 20% of the common stock he has received in connection with his sale of his portion of BRC). Accordingly, our right to terminate his employment without triggering this obligation is limited to circumstances in which he commits a crime or engages in gross negligence or willful misconduct that adversely impacts our legitimate business interests or in which his act or omission materially interferes with his duties or represents a breach of his employment agreement that continues following notice and a four-week cure period. Similarly, Mr. Costamagna may resign and claim the severance payment if (after having given written notice and an opportunity to cure a defect) his title, duties, responsibilities or status are materially diminished, if his base salary is reduced, or if his responsibilities are delegated to another person. The severance payment is also triggered upon termination occasioned by death or disability, provided that in such cases he must qualify for life and disability insurance covering these obligations. Moreover, a termination of his employment for any reason constitutes an event as of default under the MTM loan and affords him or his estate an ability to accelerate the amounts then outstanding under that loan. As of September 1, 2007, $15.2 million was outstanding under the MTM loan.

As a result of these provisions in his employment agreement, any decision on our part to terminate Mariano Costamagna, even for cause, prior to May 31, 2009 would be extremely costly to us.

Treatment of Incentive Compensation Under the 2006 Incentive Bonus Plan. No employee is eligible to receive an incentive compensation award (in cash or restricted stock) if he or she is not employed by the Company on the date the awards are made. Therefore, even if one of our Named Executive Officers was eligible in all other respects to receive incentive compensation under the 2006 Incentive Bonus Plan (he worked for a profitable division, he met his personal performance goals and was employed by the Company or one of its subsidiaries for at least the final six months of the fiscal year), he would not be entitled to any award unless he continued to be employed by the Company on the award grant date. For example, Mr. Garner was otherwise eligible for and would have received incentive compensation under the plan for fiscal 2006 if he had continued to be employed until the date the incentive compensation awards for 2006 were granted in May of 2007. But since he resigned in February of 2007 he did not receive any cash or restricted stock incentive compensation.

If any employee who has received a restricted stock award under the 2006 Incentive Bonus Plan leaves the Company for any reason, his or her restricted stock that remains unvested on the date of termination is forfeited.

Treatment of Investments in Deferred Compensation Plan Accounts. Any employee who participates in our deferred compensation plan has an absolute right to the salary he deferred and contributed to the plan, adjusted for all investment gains, losses and interest, when he leaves the Company’s employment regardless of his reason for leaving the Company or his length of service with the Company. In contrast, the participant’s right to the funds contributed by the Company is subject to vesting as described above. Any unvested portion of the company matching funds contributed to the account in the employee’s name is forfeited by the employee upon his retirement, resignation, disability or termination by the Company for any reason. However, a participant automatically becomes 100% vested in the company matching funds upon a change in control of the Company or if the participant dies prior to receiving any payments under the plan.

Any participant in the deferred compensation plan who leave the Company’s employment for any reason can elect how to receive payment (for example, in lump sum or in installments paid over months, quarters or years) for the vested amounts remaining in his account after the end of his employment immediately after the employment ends or at any point subsequent to that.

Mr. Garner had already worked for us for more than five years on December 31, 2006 and so he was already fully vested in the shares the Company purchased with its matching contributions. Therefore, a change in control of the Company at that point would not have altered the payments he would have been entitled to receive from the deferred compensation plan. Mr. Costales had worked for us for less than two years on December 31, 2006 and so he was not vested at all in the shares the Company purchased with its matching contributions. Therefore, a change in control of the Company at that point would have resulted in Mr. Costales being able to receive payments of approximately $6,700 that he would not have been eligible to receive in the absence of a change in control.

Treatment of Stock Option Awards Under the 1993 Stock Option Plan for Non-Employee Directors. Mariano Costamagna received options to purchase shares of our common stock under this plan designed for non-employee directors before he became an executive officer of the Company. Under this plan, in the case of a recipient’s death, disability or retirement at age 62, the vesting of all options issued under this plan is fully accelerated if the recipient has been a director of the Company for four full years.

In addition, this plan gives the board of directors the authority to accelerate the vesting of all shares of stock in the event of the Company’s merger with another company or sale of all or substantially all of the Company’s assets. As of December 31, 2006, Mariano Costamagna held unvested options to purchase 375 shares of Fuel Systems common stock under this plans. If the vesting on these options was accelerated as of December 31, 2006, Mariano Costamagna would receive $2,903 in compensation.

Treatment of Stock Option Awards Under the 2003 Stock Incentive Plan and the 2004 Stock Incentive Plan. Any options granted under these plans that are unvested upon the termination of employment for any reason are forfeited. In the event of a merger of Fuel Systems with or into another entity in which Fuel Systems is not the surviving corporation, a sale of all or substantially all of the Company’s assets, a transaction in which 50% of the voting equity of the Company is acquired by a person or group of related persons or a transaction in which the owners of the Company’s equity prior to the transaction own less than 50% of the equity subsequent to the transaction, the Board of Directors has the right, but not the obligation to declare that any or all options that would otherwise be unvested to become vested and exercisable prior to the event.

According to the terms of the 2004 Stock Incentive Plan, the Board of Directors also has the right to accelerate the vesting of any or all options in the event that the Company sells or transfers any of its subsidiaries or divisions to an entity that is not related to the Company. As of December 31, 2006, Messrs. Mariano Costamagna, Pier Antonio Costamagna and Seimandi held unvested options to purchase 7,750 shares, 7,500 shares and 7,500 shares, respectively, of Fuel Systems common stock under these plans. If the vesting on these options was accelerated as of December 31, 2006, Messrs. Mariano Costamagna, Pier Antonio Costamagna and Seimandi would have received $112,935, $93,300 and $93,300 in compensation, respectively.

Conclusion

Our compensation policies are designed to retain and motivate our senior executive officers and to ultimately reward them for outstanding individual and corporate performance. We will continue to monitor these policies to gauge whether they are meeting our expectations and are willing to change them as necessary to accomplish our goals.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained herein with the management of the Company and, based on the review and discussion, has recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Submitted by the Compensation Committee:

John Jacobs, Chairman

Norman L. Bryan

Aldo Zanvercelli

Compensation Committee Interlocks and Insider Participation

Messrs. Bryan, Jacobs and Zanvercelli served as members of the Compensation Committee in 2006. None of these persons is or has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks between the Company and other entities involving the Company’s executive officers and directors who serve as executive officers of such entities.

Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers for 2006:

Name and Principal Position	Year	Salary ($) (1)		Bonus ($)		All Other Compensation ($)		Total ($)
Mariano Costamagna
(Chief Executive Officer and President)	2006	$360,000		—		$132,345	(2)	$492,345

Thomas M. Costales
(Chief Financial Officer and Secretary)	2006	195,600	(3)	$15,000	(4)	20,300	(5)	230,900

Pier Antonio Costamagna
(Director of Mechanical Engineering of MTM)	2006	378,866		—		—		378,866

Brad Garner
(Former Chief Operating Officer of IMPCO)	2006	218,400		—		21,038	(6)	239,438

Marco Seimandi
(Marketing Director of MTM)	2006	161,223		—		524	(7)	161,747

(1)	Messrs. Costales and Garner elected to defer $11,400 and $8,400, respectively, of the amounts reported as their 2006 salary into our deferred compensation plan. See the Nonqualified Deferred Compensation Plan Table below for additional detail.
(2)	Of this amount, $132,030 represents board fees for Mariano Costamagna’s service on MTM’s board (€100,000 converted into U.S. dollars based on the average interbank currency exchange rate on December 31, 2006), and $315 represents life insurance premiums paid by the Company.
(3)	Mr. Costales’ salary was raised in June 2006 from $180,000 to $210,000 per year.
(4)	This bonus was paid in 2006 for services rendered in 2005.
(5)	Of this amount, $2,285 represents 401(k) matching contributions paid by the Company, $315 represents life insurance premiums paid by the Company, $5,700 represents deferred compensation plan contributions paid by the Company and $12,000 represents an automobile allowance.
(6)	Of this amount, $4,523 represents 401(k) matching contributions paid by the Company, $315 represents life insurance premiums paid by the Company, $4,200 represents deferred compensation plan contributions paid by the Company and $12,000 represents an automobile allowance.
(7)	This amount represents life insurance premiums paid by the Company.

Employment Agreements with Named Executive Officers

Mariano Costamagna’s Employment Agreement

Mariano Costamagna entered into an employment agreement pursuant to which he became Chief Executive Officer effective January 1, 2005 until May 31, 2009. Mr. Costamagna’s salary is to be no less than $360,000 per year, and he is entitled to receive bonus incentives. In addition to his base salary, he will also be paid €100,000 per year (approximately $132,000 converted into U.S. dollars as of December 31, 2006) as compensation for his services as a director of BRC until September 30, 2007.

Mariano. Costamagna’s employment agreement contains very limited provisions for termination (with certain exceptions for termination upon his death). If, during the term of his employment, we terminate his employment other than for “cause” or if he resigns for “good reason,” we must pay him a severance payment equal to $5.0 million (subject to certain limited reductions if he sells more than 20% of the common stock he has received in connection with his sales of his portion of BRC). Accordingly, our right to terminate his employment without triggering this obligation is limited to circumstances in which he commits a crime or engages in gross negligence or willful misconduct that adversely impacts our legitimate business interests or in which his act or omission materially interferes with his duties or represents a breach of his employment agreement that continues following notice and a four-week cure period. Similarly, Mr. Costamagna may resign and claim the severance payment if (after having given written notice and an opportunity to cure a defect) his title, duties, responsibilities or status are materially diminished, if his base salary or bonus is inappropriately reduced, or if his responsibilities are delegated to another person. The severance payment is also triggered upon termination occasioned by death or disability, provided that in such cases he must qualify for life and disability insurance covering these obligations. Moreover, a termination of his employment for any reason (with limited exceptions for termination upon his death) constitutes an event as of default under the MTM loan and affords him or his estate an ability to accelerate the amounts then outstanding under that loan. As of September 1, 2007, $15.2 million was outstanding under the MTM loan.

As a result of these provisions in his employment agreement, any decision on our part to terminate Mr. Costamagna, even for cause, prior to May 31, 2009 would be extremely costly to us.

Pier Antonio Costamagna’s Employment Agreement

Pier Antonio Costamagna entered into an employment agreement with MTM effective October 22, 2004 pursuant to which he became MTM’s Director of Mechanical Engineering until May 31, 2009. Mr. Costamagna’s initial base salary is $360,000 per year, and he is entitled to participate in MTM’s existing bonus plans and arrangements, but not entitled to receive bonus incentives from IMPCO. In 2007, Mr. Costamagna received approximately $11,000 in cash pursuant to the 2006 Equity Incentive Plan. Mr. Costamagna’s employment agreement does not contain the severance provisions contained in Mariano Costamagna’s agreement, nor does Pier Antonio Costamagna’s termination represent a default under the MTM loan.

Brad Garner’s Employment and Independent Contractor Agreements

We entered into an employment agreement with Brad Garner, Chief Operating Officer of IMPCO, for a term of four consecutive one year periods commencing on January 5, 2004. The agreement requires payment of an annual base salary of $210,000 and payment of incentive compensation. In addition, the agreement provides for certain benefits, including medical insurance and a car allowance. The agreement is subject to termination events, which include Mr. Garner’s resignation and our right to terminate him. Mr. Garner resigned in February 2007. The Company was not obligated to pay him any severance amounts under the terms of his employment agreement.

We entered into an independent contractor agreement with Mr. Garner effective May 14, 2007 for a period of three months to facilitate the transition of his duties to a successor. In return for his services, we paid Mr. Garner a total of $31,500.

Grants of Plan-Based Awards in 2006

The Company did not award any stock options, or any other plan-based awards, to any of its Named Executive Officers or any other employees during the year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year End 2006

The following table provides a summary of stock option awards held by the Named Executive Officers under the Company’s stock option plans that were outstanding as of December 31, 2006. None of the Named Executive Officers held any restricted stock or other stock awards as of December 31, 2006, other than the stock options set forth in the table below.

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Mariano Costamagna
	7,500	2,500	(1)	$6.12	5/27/2013
	5,625	1,875	(2)	14.34	10/1/2013
	3,750	3,750	(3)	11.40	5/17/2014
Thomas M. Costales
	—	—		n/a	n/a
Pier Antonio Costamagna
	7,500	2,500	(1)	6.12	5/27/2013
	5,000	5,000	(4)	11.40	5/17/2014
Brad Garner
	—	4,500	(5)	12.32	3/30/2007
	—	3,000	(5)	6.60	3/30/2007
	—	6,251	(5)	6.12	3/30/2007
	—	4,687	(5)	14.34	3/30/2007
	—	9,376	(5)	11.40	2/28/2007
	—	12,500	(5)	12.04	3/30/2007
Marco Seimandi
	3,500	2,500	(1)	6.12	5/27/2013
	5,000	5,000	(4)	11.40	5/17/2014

(1)	These shares vested on May 27, 2007.
(2)	These shares vested on October 1, 2007.
(3)	Of these shares, 1,875 vested on May 17, 2007 and the remaining 1,875 will vest on May 17, 2008.
(4)	These shares vested on August 15, 2007.
(5)	Mr. Garner resigned prior to the vesting date of these shares and so the shares expired unvested.

Option Exercises and Stock Vested in 2006

The following table provides a summary of stock option exercises by the Named Executive Officers during 2006. None of the Named Executive Officers held any restricted stock that vested during 2006.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Mariano Costamagna	—	$—

Thomas M. Costales	—	—

Pier Antonio Costamagna	—	—

Brad Garner	81,086	780,930

Marco Seimandi	4,000	55,360

Pension Benefits

We do not have any pension plans.

Nonqualified Deferred Compensation in 2006

Our Named Executive Officers are eligible to participate in our deferred compensation plan, as discussed above, pursuant to which they may elect to defer a portion of their salary, which is invested as they direct. The Company matches 50% of the participant’s contribution up to an annual maximum of $12,500, which is invested in shares of our common stock acquired in the open market and those shares become subject to vesting provisions. Messrs. Costales and Garner elected to participate in this plan in 2006 and defer a portion of their salaries as indicated in the table below. None of the Named Executive Officers withdrew any funds or received a distribution of any funds from the plan in 2006.

The shares purchased by the Company with matching funds vest based on the length of time the participant has been employed by the Company. After two years of employment 25% of the total shares purchased with company matching funds vest, after three years 50% vest, after four years 75% vest and after five years all shares owned at that time or acquired after that time are fully vested. As of December 31, 2006, Mr. Costales was not vested in any shares purchased with company matching funds, and Mr. Garner was 100% vested in all shares purchased with company matching funds.

The following table provides information about the deferred compensation plan holdings and investments of the Named Executive Officers during 2006:

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings in Last Fiscal Year ($) (3)	Aggregate Balance at Last Fiscal Year-End ($) (4)
Mariano Costamagna	—	—	—	—

Thomas M. Costales	$11,400	$5,700	$2,438	$19,538

Pier Antonio Costamagna	—	—	—	—

Brad Garner	8,400	4,200	31,530	119,460

Marco Seimandi	—	—	—	—

(1)	These amounts are included in the “Salary” column in the summary compensation table.
(2)	These amounts are included in the “All Other Compensation” column of the summary compensation table.
(3)	These amounts represent appreciation and investment gains held in the accounts of the participants.
(4)	Of these amounts, $2,494 was previously reported in the summary compensation table for Mr. Costales in 2005, and an aggregate of $13,044 was previous reported in the summary compensation table for Mr. Garner in 2002-2005.

Potential Payments upon Termination or Change in Control

Other than Mr. Mariano Costamagna, Mr. Pier Antonio Costamagna and Mr. Garner, our Named Executive Officers have not negotiated specific severance arrangements for themselves.

Brad Garner’s Resignation. Mr. Garner voluntarily resigned from his position with IMPCO in February 2007. As a result of his resignation, he received no severance payments, all of his stock options that were unvested on the date of his resignation were forfeited and he had 30 days beyond his resignation date to exercise any vested options before their expiration. Mr. Garner exercised no options in 2007. He also elected to receive a lump-sum payout of his deferred compensation plan account which was approximately $116,000.

Mariano Costamagna’s Severance Arrangements. Mariano Costamagna’s employment agreement contains very limited provisions for termination prior to its expiration on May 31, 2009 (with certain exceptions for termination upon his death). If, during the term of his employment, we terminate his employment other than for “cause” or if he resigns for “good reason,” we must pay him a severance payment equal to $5.0 million (subject to certain limited reductions if he sells more than 20% of the common stock he has received in connection with his sale of his portion of BRC). Accordingly, our right to terminate his employment without triggering this obligation is limited to circumstances in which he commits a crime or engages in gross negligence or willful misconduct that adversely impacts our legitimate business interests or in which his act or omission materially interferes with his duties or represents a breach of his employment agreement that continues following notice and a four-week cure period. Similarly, Mr. Costamagna may resign and claim the severance payment if (after having given written notice and an opportunity to cure a defect) his title, duties, responsibilities or status are materially diminished, if his base salary is reduced, or if his responsibilities are delegated to another person. The severance payment is also triggered upon termination occasioned by death or disability, provided that in such cases he must qualify for life and disability insurance covering these obligations. Moreover, a termination of his employment for any reason constitutes an event as of default under the MTM loan and affords him or his estate an ability to accelerate the amounts then outstanding under that loan. As of September 1, 2007, $15.2 million was outstanding under the MTM loan.

Treatment of Investments in Deferred Compensation Plan Accounts. Any employee who participates in our deferred compensation plan has an absolute right to the salary he deferred and contributed to the plan, adjusted for all investment gains, losses and interest, when he leaves the Company’s employment regardless of his reason for leaving the Company or his length of service with the Company. In contrast, the participant’s right to the funds contributed by the Company is subject to vesting as described above. Any unvested portion of the company matching funds contributed to the account in the employee’s name is forfeited by the employee upon his retirement, resignation, disability or termination by the Company for any reason. However, a participant automatically becomes 100% vested in the company matching funds upon a change in control of the Company or if the participant dies prior to receiving any payments under the plan.

Messrs. Costales and Garner participated in the deferred compensation plan during 2006. Mr. Garner had already worked for us for more than five years on December 31, 2006 and so he was already fully vested in the shares the Company purchased with its matching contributions. Therefore, a change in control of the Company at that point would not have altered the payments he would have been entitled to receive from the deferred compensation plan. Mr. Costales had worked for us for less than two years on December 31, 2006 and so he was not vested at all in the shares the Company purchased with its matching contributions. Therefore, a change in control of the Company at that point would have resulted in Mr. Costales being able to receive payments of approximately $6,700 that he would not have been eligible to receive in the absence of a change in control.

Treatment of Stock Option Awards Under the 1993 Stock Option Plan for Non-Employee Directors. Mariano Costamagna received options to purchase shares of our common stock under this plan designed for non-employee directors before he became an executive officer of the Company. Under this plan, in the case of a recipient’s death, disability or retirement at age 62, the vesting of all options issued under this plan is fully accelerated if the recipient has been a director of the Company for four full years.

In addition, this plan gives the board of directors the authority to accelerate the vesting of all shares of stock in the event of the Company’s merger with another company or sale of all or substantially all of the Company’s assets. As of December 31, 2006, Mariano Costamagna held unvested options to purchase 375 shares of Fuel Systems common stock under this plans. If the vesting on these options was accelerated as of December 31, 2006, Mariano Costamagna would receive $2,903 in compensation.

Treatment of Stock Option Awards Under the 2003 Stock Incentive Plan and the 2004 Stock Incentive Plan. Any options granted under these plans that are unvested upon the termination of employment for any reason are forfeited. In the event of a merger of Fuel Systems with or into another entity in which Fuel Systems is not the surviving corporation, a sale of all or substantially all of the Company’s assets, a transaction in which 50% of the voting equity of the Company is acquired by a person or group of related persons or a transaction in which the owners of the Company’s equity prior to the transaction own less than 50% of the equity subsequent to the transaction, the Board of Directors has the right, but not the obligation to declare that any or all options that would otherwise be unvested to become vested and exercisable prior to the event.

According to the terms of the 2004 Stock Incentive Plan, the Board of Directors also has the right to accelerate the vesting of any or all options in the event that the Company sells or transfers any of its subsidiaries or divisions to an entity that is not related to the Company. As of December 31, 2006, Messrs. Mariano Costamagna, Pier Antonio Costamagna and Seimandi held unvested options to purchase 7,750 shares, 7,500 shares and 7,500 shares, respectively, of Fuel Systems common stock under these plans. If the vesting on these options had accelerated as of December 31, 2006, Messrs. Mariano Costamagna, Pier Antonio Costamagna and Seimandi would have received $112,935, $93,300 and $93,300 in compensation, respectively.

Director Compensation

From January 1, 2006 through March 31, 2006, each director who was not an employee of the Company was paid an annual base fee of $30,000, plus out-of-pocket expenses for his services as a director (which fee, on a pro-rated basis, would be $7,500 for that period). For the same period, the Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee were paid an additional annual fee of $5,000 (which on a pro-rated basis was $1,250 for that period), and the Chairman of the Audit Committee was paid an additional annual fee of $10,000 (which on a pro-rated basis was $2,500 for that period). In November 2005, the Board created a new position of Lead Director and appointed Mr. Norman L. Bryan to serve as the Board’s Lead Director. Effective January 1, 2006, the Lead Director began receiving an annual fee of $10,000.

Effective April 1, 2006, our Board of Directors changed the director compensation structure in an attempt to reward independent board members for their active participation and provide compensation with a significant stock component to align board members’ interests with those of the Company’s stockholders. The payment structure is as follows for our independent directors:

•	$20,000 one-time restricted stock grant to new independent board members;

•	$10,000 cash to each independent board member as 1/3 of the annual director fee;

•	$20,000 annual restricted stock grant to each independent board member as 2/3 of the annual director fee;

•	$10,000 cash to the Lead Director as an annual fee;

•	$10,000 cash to the Audit Committee Chairman as an annual fee;

•	$5,000 cash to the Compensation Committee Chairman as an annual fee;

•	$5,000 cash to the Nominating and Corporate Governance Committee Chairman as an annual fee;

•	$2,500 cash to Audit Committee members as an annual fee;

•	$2,500 cash per board meeting attended in person by an independent board member;

•

$2,500 cash for the first board meeting attended telephonically in a calendar year by an independent board member, and $1,250 for any subsequent board meeting attended telephonically in the same calendar year;

•

$1,000 cash for all committee meetings or company meetings attended in person by an independent board member (If there is more than one committee meeting per day or per visit, the $1,000 covers all meetings);

•	$500 cash for all committee meetings attended telephonically per day (or per “visit”) by an independent board member;

•	$500 cash for a board or committee call to complete specific board or committee business by an independent board member; and

•	$0 for informational or update calls.

At this time, all of our non-employee directors are also independent directors. In the event that new directors join our board who are not employees but who do not qualify as independent, the board may revisit this compensation structure as it applies to non-employee directors who are not independent.

In addition, non-employee directors are eligible to participate in our Deferred Compensation Plan pursuant to which they may elect to defer a portion of their fees, which are invested in shares of our common stock. The Company matches 50% of the participant’s contribution up to an annual maximum of $12,500, which is invested in shares of our common stock acquired in the open market and those shares become subject to vesting provisions.

The following table sets forth a summary of the compensation earned by our directors pursuant to our director compensation policy for the year ended December 31, 2006:

2006 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards (1) (2)	All Other Compensation (3)	Total
Norman L. Bryan	$48,708	$20,000	$1,562	$70,270

Marco Di Toro	25,000	20,000	—	45,000

John Jacobs	36,875	20,000	8,563	65,438

Douglas R. King	29,000	40,000	6,703	75,703

J. David Power III	27,208	20,000	—	47,208

Aldo Zanvercelli	7,533	20,000	—	27,533

(1)	Each non-employee director receives a $20,000 annual restricted stock grant. All directors other than Mr. Zanvercelli received this restricted stock grant on August 23, 2006. Also, each newly elected or appointed non-employee director receives a $20,000 one-time restricted stock grant. Mr. King was elected as a director on April 25, 2006 and received a $20,000 one-time restricted stock grant as a new non-employee director on April 25, 2006 and Mr. Zanvercelli was elected as a director on August 23, 2006 and received a $20,000 one-time restricted stock grant as a new non-employee director on that date. The annual restricted stock grant for each director vests on the last day of the fiscal year in which the restricted stock was granted. The one-time restricted stock grant for new non-employee directors vests in equal increments on each of the three anniversaries following the grant date.
(2)	As of December 31, 2006, Messrs. King and Zanvercelli had 1,401 shares and 1,488 shares, respectively, of unvested restricted stock outstanding. No other directors held unvested restricted stock as of that date. As of December 31, 2006, Messrs. Bryan, Jacobs and Power had options to purchase 51,500 shares, 20,000 shares and 57,500 shares, respectively, of Fuel Systems common stock. No other directors held options to purchase stock as of that date.
(3)	All Other Compensation represents the Company’s matching contribution for directors who elect to defer their director fees into our deferred compensation plan. Mr. Bryan is fully vested in all shares purchased with company matching funds, Mr. Jacobs is 50% vested in any shares purchased with company matching funds and Mr. King has not vested in any shares purchased with company matching funds. During 2006, the total value of the deferred compensation plan accounts of Messrs. Bryan, King and Jacobs increased by $7,616, $23,452 and $88,141, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock as of August 1, 2007, as to:

•	each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock;

•	our Named Executive Officers;

•	each of our directors; and

•	all our directors and executive officers as a group.

Except as otherwise indicated all of the shares indicated in the table are shares of Fuel Systems common stock and each beneficial owner has sole voting and investment power with respect to the shares set forth opposite his or its name. For the purposes of calculating percentage ownership as of August 1, 2007, 15,502,739 shares were issued and outstanding, and, for any individual who beneficially owns shares of restricted stock that will vest or shares represented by options that are or will become exercisable within 60 days following August 1, 2007, those shares are treated as if outstanding for that person, but not for any other person. In preparing the following table, we relied upon statements filed with the SEC by beneficial owners of more than 5% of the outstanding shares of our common stock pursuant to Section 13(d) or 13(g) of the Securities Act of 1934, unless we knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case we relied upon information which we considered to be accurate and complete. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Fuel Systems Solutions, Inc., 3030 Susan Street, Santa Ana, California 90704.

	Shares Beneficially Owned
Name of Beneficial Owner	Number		Percentage
5% Stockholders:
AMVESCAP PLC	857,555	(1)	5.5%
FMR Corp.	1,083,169	(2)	7.0%
T. Rowe Price Associates, Inc.	758,500	(3)	4.9%

Directors and Executive Officers:
Matthew Beale	0		*
Norman L. Bryan	46,488	(4)	*
Thomas M. Costales	1,117	(5)	*
Mariano Costamagna	3,490,845	(6)(7)	22.5%
Pier Antonio Costamagna	3,490,845	(6)(8)	22.5%
Marco Di Toro	3,238		*
John R. Jacobs	14,613	(9)	*
Douglas R. King	2,888	(10)	*
J. David Power III	51,488	(11)	*
Marco Seimandi	13,500	(12)	*
Aldo Zanvercelli	0	(13)	*

All executive officers and directors as a group (11 persons)	3,624,677	(14)	23.1%

*	Indicates ownership of less than 1% of the Company’s common stock.
(1)	Based on a Schedule 13G Information Statement filed February 14, 2007 by AMVESCAP PLC. AMVESCAP’s subsidiary, Powershares Capital Management LLC, beneficially owns 857,555 shares of Fuel Systems common stock.

The address of AMVESCAP is 30 Finsbury Square, London EC2A 1AG, England.

(2)	Based on a Schedule 13G Information Statement filed February 14, 2007 by FMR Corp. The Schedule 13G discloses that Fidelity Management and Research Company, a wholly-owned subsidiary of FMR, is the beneficial owner of 1,063,730 shares of Fuel Systems common stock. FMR and Edward C. Johnson 3d, the Chairman of FMR, each has sole power to dispose of the shares owned by Fidelity. Pyramis Global Advisors Trust Company, an indirect wholly-owned subsidiary of FMR is the beneficial owner of 19,439 shares of Fuel Systems common stock. Edward C. Johnson 3d and FMR each has sole voting and dispositive power over these shares. The address of FMR is 82 Devonshire Street, Boston, MA 02109.

(3)	Based on a Schedule 13G/A Information Statement filed February 14, 2007 by T. Rowe Price Associates, Inc. which discloses that T. Rowe Price Associates has sole voting power as to 130,400 shares, and sole dispositive power as to all 758,500 shares. T. Rowe Price Associates disclaims beneficial ownership of the securities referred to in the Schedule 13G. The address of T. Rowe Price Associates is 100 E. Pratt Street, Baltimore, Maryland 21202.
(4)	Includes 44,000 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following August 1, 2007. Does not include 1,061 shares invested in the Company’s deferred compensation plan in Mr. Bryan’s name.
(5)	All of the shares reported in the table are issuable upon the exercise of outstanding options that are exercisable prior to or within 60 days following August 1, 2007. Does not include 1,021 shares invested in the Company’s deferred compensation plan in Mr. Costales’ name.
(6)	Pier Antonio Costamagna, Chief Technology Officer of BRC, is the brother of Mariano Costamagna, Chief Executive Officer, President and a director.
(7)	Includes 21,250 shares subject to options exercisable prior to or within 60 days following August 1, 2007, 1,645,961 shares held by Pier Antonio Costamagna, 44,313 shares held by Pier Antonio Costamagna’s spouse and 44,313 shares held by Mariano Costamagna’s spouse to which he disclaims beneficial ownership.
(8)	Includes 17,500 shares subject to options exercisable prior to or within 60 days following August 1, 2007, 1,717,508 shares held by Mariano Costamagna, 44,313 shares held by Mariano Costamagna’s spouse and 44,313 shares held by Pier Antonio Costamagna’s spouse to which he disclaims beneficial ownership.
(9)	Includes 13,125 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following August 1, 2007. Does not include 9,302 shares invested in the Company’s deferred compensation plan in Mr. Jacobs’ name.
(10)	Does not include 933 shares of unvested restricted stock granted to Mr. King in consideration of his service as an independent member of our board of directors or 6,472 shares invested in the Company’s deferred compensation plan in Mr. King’s name.
(11)	Includes 50,000 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following August 1, 2007.
(12)	Includes 13,500 shares subject to options exercisable prior to or within 60 days following August 1, 2007.
(13)	Does not include 1,488 shares of unvested restricted stock granted to Mr. Zanvercelli in consideration of his service as an independent member of our board of directors.
(14)	Includes an aggregate of 159,375 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following August 1, 2007.

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders. The following table sets forth information about our common stock that may be issued under our equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Stockholders	619,529	$11.08	1,037,171
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	619,529	$11.08	1,037,171

(1)	Includes 637,171 shares of common stock available for issuance under our stock option plans, as well as 400,000 shares of restricted stock available for issuance under our 2006 Equity Incentive Plan. We currently have no intention to issue any stock options under any of our stock option plans in the foreseeable future.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Independent Directors

The board of directors has determined that Messrs. Bryan, Di Toro, Jacobs, King, Power and Zanvercelli are “independent” under Nasdaq Marketplace Rule 4200(a)(15).

Family Relationships Among Executive Officers

Mariano Costamagna, our President and Chief Executive Officer and member of our board of directors, is the brother of Pier Antonio Costamagna, the Director of Mechanical Engineering of MTM, an indirect wholly owned subsidiary of Fuel Systems. In addition, Pier Antonio Costamagna’s son, Marco Costamagna, is a director of our indirect subsidiaries WMTM, BRC Brazil and NGLOG.

MTM Loan

On December 23, 2004 we entered into the MTM loan pursuant to which we borrowed $22.0 million. The loan proceeds were used to retire all debts and related obligations we had incurred pursuant to an agreement with an unrelated third party. The MTM loan carries an interest rate equal to 3-month EURIBOR plus 1.5% per annum, which totaled approximately 5.2% as of December 31, 2006. The MTM loan matures on December 31, 2009 and is being repaid in quarterly installments beginning April 1, 2005, each payment in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with a $5.0 million “balloon payment” of the remaining unpaid principal and interest due on December 31, 2009. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of Mariano Costamagna as our Chief Executive Officer is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if we materially breaches his employment agreement or upon written notice of any other default under the agreement. As of December 31, 2006, approximately $17.5 million was outstanding under the MTM loan.

Mariano Costamagna and Pier Antonio Costamagna made a guaranty in favor of MTM dated as of December 23, 2004 pursuant to which they jointly and severally guaranty the Company’s payment of the MTM loan in order to provide additional support for the MTM loan agreement. The guaranty will continue for the entire term of the MTM loan and provides that MTM may demand full performance of the loan from Messrs. Costamagna, jointly and severally, in case of a default by the Company.

In order to provide recourse for Messrs. Costamagna in the event the Company defaults on the MTM loan and they are required under the guaranty to make any payments on the loan, we have pledged all of our interest in BRC to Messrs. Costamagna pursuant to a pledge agreement dated as of December 23, 2004. Pursuant to the pledge agreement, if we default on the loan agreement and either of Messrs. Costamagna pays any portion of the MTM loan and provides notice to the Company of his intent to exercise his rights under the pledge agreement, then he has the right to any cash dividends in respect of the pledged interests and the right to require that all shares or units representing the pledged interests be registered in his name and to thereafter exercise all rights of an owner of such shares or units. The pledge will terminate upon the repayment of the loan and discharge of the guaranty.

Leases with Entity Owned by the Costamagna Family

BRC, our wholly owned subsidiary, lease two parcels of land in Italy from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna and Pier Antonio Costamagna and their families. The terms of the lease reflect the fair market value for the leased property based on appraisals. Total lease payments by BRC to IMCOS Due in 2006 were approximately $1.0 million.

Retention of a Director’s Law Firm

Marco Di Toro, a Director of Fuel Systems, is a partner in the law firm of Grosso, de Rienzo, Riscossa, Gerlin e Associati, which BRC has retained in connection with a litigation matter and, as of December 31, 2006, BRC has paid Mr. Di Toro’s law firm approximately $87,000 for related fees and expenses incurred in 2006 (all of which had been paid as of December 31, 2006).

Item 14.	Principal Accountant Fees and Services.

The Company was billed the following fees by our independent registered accounting firm, BDO Seidman, LLP for 2006 and 2005:

Audit Fees

The aggregate fees billed by BDO Seidman for professional services rendered for the audit of our annual financial statements for 2006 and 2005, the audit of the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002, and the review of the financial statements included in our Quarterly Reports on Form 10-Q for 2006 and 2005 were approximately $2,674,000 and $1,425,000, respectively.

Audit-Related Fees

For 2006 and 2005, audit-related fees billed by BDO Seidman for employee benefit plan audits and audit-related fees for required regulatory filings were $182,000 and $18,000, respectively.

Tax Fees

The aggregate fees billed by BDO Seidman for professional services rendered for tax preparation services and tax planning for 2006 and 2005 were $69.000 and $93,000, respectively.

All Other Fees

Other than the services described above under “Audit Fees”, “Audit Related Fees” and “Tax Fees,” in 2006 and 2005, no other services were rendered by BDO Seidman.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All of the services provided by BDO Seidman during 2006 and 2005 were approved by the Audit Committee under its pre-approval policies and procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Fuel Systems Solutions, Inc.

Report of independent registered public accounting firm.

Consolidated balance sheets as of December 31, 2006 and 2005.

Consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004.

Consolidated statements of stockholders’ equity for the years ended December 31, 2006, 2005 and 2004.

Consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004.

Notes to consolidated financial statements.

(2) Consolidated Financial Statement of BRC SrL

Report of the independent registered public accounting firm.

Consolidated balance sheet as of December 31, 2004.

Consolidated statement of operations for the year ended December 31, 2004.

Consolidated statement of changes in quotaholders’ equity for the year ended December 31, 2004.

Consolidated statement of cash flows for the year ended December 31, 2004.

Notes to consolidated financial statements.

(3) Financial Statements of IMPCO BRC de Mexico, S.A. de C.V.

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2006 (unaudited) and 2005.

Statements of operations for the years ended December 31, 2006 (unaudited), 2005 and for the period from December 30, 2004 (inception) to December 31, 2004 (unaudited).

Statements of changes in stockholders’ equity (deficit) for the years ended December 31, 2006 (unaudited), 2005 and for the period from December 30, 2004 (inception) to December 31, 2004 (unaudited).

Statements of cash flows for the years ended December 31, 2006 (unaudited), 2005 and for the period from December 30, 2004 (inception) to December 31, 2004 (unaudited).

Notes to consolidated financial statements.

(4) Supplemental Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm.

Schedule II—Valuation Accounts.

(b) Exhibits:

EXHIBIT INDEX

Certain of the following exhibits, as indicated by footnote, were previously filed as exhibits to registration statements or reports filed by the Company or its predecessor companies and are hereby incorporated by reference to such statements or reports. The Company’s Exchange Act file number is 1-32999, the Exchange Act file number of IMPCO Technologies, Inc., our predecessor company, is 1-15143, and the Exchange Act file number of AirSensors, Inc., a predecessor company, was 0-16115.

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of June 27, 2006 (incorporated by reference to Exhibit 2.9 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

2.2	Form of Assignment and Assumption Agreement (incorporated by reference to Exhibit 2.10 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc., as currently in effect (incorporated by reference to Exhibit 3.3 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.2	Bylaws of Fuel Systems Solutions, Inc., as currently in effect (incorporated by reference to Exhibit 3.4 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

4.1	Stockholder Protection Rights Agreement dated as of June 27, 2006 between Fuel Systems Solutions, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.2 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

4.2	Specimen of common stock certificate of Fuel Systems, Inc. 2006 (incorporated by reference to Exhibit 3.7 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

10.1+	1989 Incentive Stock Option Plan (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1990).

10.2+	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1994).

10.3+	Amendment to 1989 Incentive Stock Option Plan (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1994).

10.4+	1996 Incentive Stock Option Plan (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1997).

10.5+	1997 Incentive Stock Option Plan (incorporated by reference to the company’s Proxy Statement filed September 22, 1997).

10.6+	2000 Incentive Stock Option Plan (incorporated by reference to the company’s Proxy Statement filed August 28, 2000).

10.7+	The 2002 Stock Option Plan for Employees (incorporated by reference to Appendix A of the company’s Proxy Statement filed October 18, 2002).

10.8+	The 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix B of the company’s Proxy Statement filed October 18, 2002).

10.9+	2003 Stock Incentive Plan (incorporated by reference to Appendix B to the company’s Proxy Statement filed May 13, 2003).The 2002 Stock Option Plan for Employees (incorporated by reference to Appendix A of the company’s Proxy Statement filed October 18, 2002).

10.10+	2004 Stock Incentive Plan (incorporated by reference to Appendix B to the company’s Proxy Statement filed March 29, 2004).

10.11+	2006 Incentive Bonus Plan (incorporated by reference to Exhibit 10.40 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

Exhibit No.	Description
10.12+*	Form of Restricted Stock Agreement under 2006 Incentive Bonus Plan.

10.13+	Employment Agreement between IMPCO Technologies, Inc. and Brad Garner, dated as of January 5, 2004 (incorporated by reference to Exhibit 10.41 of the company’s Registration Statement on Form S-1 (No. 333-111988) filed on January 16, 2004).

10.14+*	Independent Contractor Agreement, effective May 14, 2007, by and between Fuel Systems Solutions, Inc. and Brad Garner.

10.15+	Employment Agreement between IMPCO Technologies, Inc. and Mariano Costamagna, dated as of December 22, 2004 (incorporated by reference to Annex E of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.16+	Employment Agreement between MTM and Pier Antonio Costamagna, dated as of October 22, 2004 (incorporated by reference to Annex F of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.17+	Director Compensation Policy (incorporated by reference to Ex. 10.38 of the company’s Annual Report on Form 10-K for fiscal year 2004).

10.18*	Form of Director Indemnification Agreement.

10.19	Loan Agreement between IMPCO Technologies, Inc. and M.T.M. Società a Responsabilità Limitata, dated as of December 23, 2004 (incorporated by reference to Annex G of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.20	First Amendment to Loan Agreement by and among M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc. dated August 2, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 3, 2006).

10.21	Pledge Agreement by IMPCO Technologies, Inc. in favor of Mariano Costamagna and Pier Antonio Costamagna, dated as of December 23, 2004 (incorporated by reference to Annex I of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.22	Guaranty made by Mariano Costamagna and Pier Antonio Costamagna in favor of MTM, SrL, dated as of December 23, 2004 (incorporated by reference to Annex H of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.23	Loan Agreement between MTM, SrL and Unicredit Banca Medio Credito S.p.A., dated December 2, 2004 (incorporated by reference to Ex. 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.24	Sublease Agreement dated June 16, 2005, by and between IMPCO Technologies, Inc. and Meteor Communications Corporation (incorporated by reference to Ex. 10.1 of the company’s Current Report on Form 8-K/A filed July 14, 2005).

10.25	Sublease Agreement dated August 17, 2005 by and between IMPCO Technologies, Inc. and Monterey Carpets, Inc. (incorporated by reference to Ex. 10.1 of the company’s Current Report on Form 8-K filed September 9, 2005).

10.26	Revolving Promissory Note executed by the IMPCO Technologies, Inc. in favor of LaSalle Business Credit, LLC., dated as of July 18, 2003 (incorporated by reference to Ex. 10.70 of the company’s Current Report on Form 8-K filed July 29, 2003).

10.27	Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated as of July 18, 2003 (incorporated by reference to Ex. 10.71 of the company’s Current Report on Form 8-K filed July 29, 2003).

10.28	Amendment to Loan and Security Agreement and Waiver by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated as of March 12, 2004 (incorporated by reference to Ex. 10.69 of the company’s Annual Report on Form 10-K for fiscal year 2003).

10.29	Second Amendment to Loan and Security Agreement, Limited Waiver and Consent by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated June 30, 2004 (incorporated by reference to Exhibit 10.71 for the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

Exhibit No.	Description
10.30	Third Amendment to Loan and Security Agreement, Consent by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated March 29 , 2005 (incorporated by reference to Ex. 10.39 of the company’s Annual Report on Form 10-K for fiscal year 2004).

10.31	Waiver and Agreement by and among LaSalle Business Credit, LLC, as a lender and as agent for the lenders, and IMPCO Technologies, Inc., dated May 9, 2005 (incorporated by reference to Ex. 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.32	Fourth Amendment to Loan and Security Agreement, Consent by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, Lasalle, as agent for the lenders, and IMPCO Technologies, Inc., dated August 2, 2005 (incorporated by reference to Ex. 10.1 of the company’s Current Report on Form 8-K filed August 8, 2005).

10.33	Limited Waiver by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated March 28, 2006 (incorporated by reference to Ex. 10.37 of the company’s Annual Report on Form 10-K for fiscal year 2005).

10.34	Limited Waiver by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated May 5, 2006 (incorporated by reference to Ex. 10.1 of the company’s quarterly report on Form 10-Q for the period ended March 31, 2006).

10.35	Fifth Amendment to Loan and Security Agreement by and among LaSalle Business Credit , LLC and IMPCO Technologies, Inc. dated August 2, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 3, 2006).

10.36	Sixth Amendment to the Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated October 24, 2006 and retroactively effective as of September 30, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 26, 2006).

10.37	Seventh Amendment to the Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated July 18, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 19, 2007).

10.38	Eighth Amendment to the Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated September 24, 2007. (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 28, 2007).

10.39	Ninth Amendment to the Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated September 29, 2007. (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 3 2007).

10.40*	Tenth Amendment to the Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated October 31, 2007.

21.1*	Subsidiaries of the Company.

23.1*	Consent of BDO Seidman, LLP, independent registered public accounting firm, with respect to Fuel Systems Solutions, Inc

23.2*	Consent of BDO Sala Scelesi Farina S.p.A., independent registered public accounting firm, with respect to BRC, SrL.

23.3*	Consent of BDO Hernández Marrón y Cia., S.C., independent registered public accounting firm, with respect to IMPCO BRC de Mexico, S.A. de C.V.

24.1*	Powers of Attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit No.	Description
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 31, 2007.

FUEL SYSTEMS SOLUTIONS, INC.

By:	/s/ MARIANO COSTAMAGNA
Name:	Mariano Costamagna
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mariano Costamagna and Thomas M. Costales, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K under the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in- fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARIANO COSTAMAGNA	Chief Executive Officer and Director	October 31, 2007
Mariano Costamagna	(Principal Executive Officer)

/s/ THOMAS M. COSTALES	Chief Financial Officer and Secretary	October 31, 2007
Thomas M. Costales	(Principal Financial Officer)

/s/ BILL E. LARKIN	Corporate Controller	October 31, 2007
Bill E. Larkin	(Principal Accounting Officer)

/s/ NORMAN L. BRYAN	Director	October 31, 2007
Norman L. Bryan

/s/ JOHN JACOBS	Director	October 31, 2007
John Jacobs

/s/ DOUGLAS R. KING	Director	October 31, 2007
Douglas R. King

/s/ J. DAVID POWER III	Director	October 31, 2007
J. David Power III

/s/ MARCO DI TORO	Director	October 31, 2007
Marco Di Toro

/s/ ALDO ZANVERCELLI	Director	October 31, 2007
Aldo Zanvercelli

FUEL SYSTEMS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Fuel Systems Solutions, Inc.

Santa Ana, CA

We have audited the accompanying consolidated balance sheets of Fuel Systems Solutions, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuel Systems Solutions, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for 2004 and 2005.

As described in Note 7 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fuel Systems Solutions, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 31, 2007 expressed an adverse opinion thereon.

/s/ Signed BDO Seidman, LLP

Costa Mesa, CA

October 31, 2007

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2006	December 31, 2005
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$11,546	$27,110
Accounts receivable less allowance for doubtful accounts of $2,390 and $3,194, respectively	44,246	38,200
Inventories:
Raw materials and parts	28,072	18,887
Work-in-process	2,507	1,256
Finished goods	25,948	12,687

Total inventories	56,527	32,830
Deferred tax assets	2,658	1,127
Other current assets	2,588	3,441
Related party receivables	2,442	3,306

Total current assets	120,007	106,014

Equipment and leasehold improvements:
Dies, molds and patterns	6,476	7,196
Machinery and equipment	18,475	16,599
Office furnishings and equipment	7,318	9,818
Automobiles and trucks	1,394	1,043
Leasehold improvements	4,122	3,649

	37,785	38,305
Less accumulated depreciation and amortization	16,498	24,231

Net equipment and leasehold improvements	21,287	14,074

Goodwill	39,995	36,338
Deferred tax assets, net	18	—
Intangible assets, net	10,361	11,009
Investment in unconsolidated affiliates	1,374	1,347
Non-current related party receivable	3,358	3,570
Other assets	2,112	3,501

Total Assets	$198,512	$175,853

See report of Independent Registered Public Accounting Firm and accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Continued)

(In Thousands, Except Share and Per Share Data)

	December 31, 2006	December 31, 2005
		(as restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,625	$34,427
Accrued expenses	19,911	17,206
Current revolving lines of credit	9,103	6,248
Current portion of other loans	2,948	2,634
Current portion of capital leases	367	278
Related party payables	2,802	4,925

Total current liabilities	63,756	65,718

Term loans	5,846	7,688
Capital leases	671	774
Other liabilities	6,325	5,206
Minority interest	4,816	3,152
Deferred tax liabilities	6,320	6,918

Total liabilities	87,734	89,456

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares 15,192,409 issued and 15,180,481 outstanding at December 31, 2006; and 14,463,324 issued and 14,451,396 outstanding at December 31, 2005	15	14
Additional paid-in capital	212,275	204,607
Shares held in treasury (11,928 shares at December 31, 2006 and 2005)	(460)	(616)
Accumulated deficit	(109,077)	(115,989)
Accumulated other comprehensive income (loss)	8,025	(1,619)

Total stockholders’ equity	110,778	86,397

Total Liabilities and Stockholders’ Equity	$198,512	$175,853

See report of Independent Registered Public Accounting Firm and accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2006	2005	2004
		(as restated)	(as restated)
Revenue	$220,816	$174,539	$118,292
Cost of revenue	166,663	134,357	93,534

Gross profit	54,153	40,182	24,758

Operating Expenses:
Research and development expense	8,056	8,155	4,719
Selling, general and administrative expense	25,920	26,510	20,005
Amortization of intangibles acquired	142	101	—
Impairment loss of goodwill	—	—	2,833
Acquired in-process technology	—	99	—

Total operating expenses	34,118	34,865	27,557

Operating income (loss)	20,035	5,317	(2,799)
Other income (expense), net	(1,871)	460	—
Loss on extinguishment of debt	—	—	(6,752)
Interest income	543	345	134
Interest expense	(1,248)	(1,035)	(5,643)

Income (loss) from operations before income taxes and equity share in income of unconsolidated affiliates	17,459	5,087	(15,060)
Equity share in income of unconsolidated affiliates	685	1,035	1,157
Write-off of investment in unconsolidated affiliates	(271)	(1,045)	(214)
Income tax expense	(9,293)	(14,339)	(2,325)

Income (loss) before minority interests and cumulative effect of a change in accounting principle	8,580	(9,262)	(16,442)
Minority interests in income of consolidated subsidiaries	(1,668)	(975)	(1,176)

Income (loss) before cumulative effect of a change in accounting principle	6,912	(10,237)	(17,618)
Cumulative effect of a change in accounting principle, net of taxes	—	(117)	—

Net income (loss)	$6,912	$(10,354)	$(17,618)

Net income (loss) per share:

Net income (loss) before cumulative effect of a change in accounting principle
Basic	$0.46	$(0.76)	$(1.89)

Diluted	$0.46	$(0.76)	$(1.89)

Per share effect of cumulative effect of a change in accounting principle
Basic	$—	$(0.01)	$—

Diluted	$—	$(0.01)	$—

Net income (loss)
Basic	$0.46	$(0.77)	$(1.89)

Diluted	$0.46	$(0.77)	$(1.89)

Number of shares used in per share calculation
Basic	14,881,387	13,488,571	9,303,775

Diluted	15,172,269	13,488,571	9,303,775

See report of Independent Registered Public Accounting Firm and accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Shares Held in Trust for Deferred Compensation Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss) (Restated)
	Shares	Amount
Balance, December 31, 2003 (as previously reported)	9,283,551	$9	$132,200	$(312)	$(74,993)	$225	$57,129
Cumulative effect of restatement (see Note 2)	—	—	9,321	—	(13,024)	—	(3,703)

Balance, December 31, 2003 (as restated) (unaudited)	9,283,551	9	141,521	(312)	(88,017)	225	53,426
Net loss (as restated)	—	—	—	—	(17,618)	—	(17,618)	$(17,618)
Foreign currency translation adjustment	—	—	—	—	—	696	696	696
Issuance of common stock upon exercise of stock options and warrants	102,710	—	586	—	—	—	586	—
Additional offering costs from issuance of new common stock in private placement	—	—	(251)	—	—	—	(251)	—
Fair value of stock warrants issued in connection with financing	—	—	2,766	—	—	—	2,766	—
Stock-based compensation (as restated)	—	—	2,571	—	—	—	2,571	—
Shares held in trust for deferred compensation plan, at cost	(17,542)	—	—	(216)	—	—	(216)	—

Balance, December 31, 2004 (as restated)	9,368,719	9	147,193	(528)	(105,635)	921	41,960	$(16,922)

Net loss (as restated)	—	—	—	—	(10,354)	—	(10,354)	$(10,354)
Foreign currency translation adjustment	—	—	—	—	—	(2,540)	(2,540)	(2,540)
Issuance of common stock upon exercise of stock options	210,625	1	1,608	—	—	—	1,609	—
Shares issued in connection with BRC acquisition	2,549,142	2	29,262	—	—	—	29,264	—
Shares issued in connection with equity offering, net of offering costs of $2,322	2,300,000	2	24,123	—	—	—	24,125	—
Stock-based compensation (as restated)	—	—	2,421	—	—	—	2,421	—
Shares held in trust for deferred compensation plan, at cost	22,910	—	—	(88)	—	—	(88)	—

Balance, December 31, 2005 (as restated)	14,451,396	14	204,607	(616)	(115,989)	(1,619)	86,397	$(12,894)

Net income	—	—	—	—	6,912	—	6,912	$6,912
Foreign currency translation adjustment	—	—	—	—	—	9,644	9,644	9,644
Issuance of common stock upon exercise of stock options and warrants	721,645	1	6,009	—	—	—	6,010	—
Issuance of restricted common stock	7,440	—	—	—	—	—	—	—
Stock–based compensation	—	—	1,659	—	—	—	1,659	—
Shares held in trust for deferred compensation plan, at cost	—	—	—	156	—	—	156	—

Balance, December 31, 2006	15,180,481	$15	$212,275	$(460)	$(109,077)	$8,025	$110,778	$16,556

See report of Independent Registered Public Accounting Firm accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except Share and Per Share Data)

	Years Ended December 31,
	2006	2005	2004
		(as restated)	(as restated)
Cash flows from operating activities:
Net income (loss)	$6,912	$(10,354)	$(17,618)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of intangibles arising from acquisition	1,822	1,334	—
Depreciation and other amortization	4,016	5,856	3,832
Goodwill impairment loss	—	—	2,833
Loss on extinguishment of debt	—	—	6,752
Provision for doubtful accounts	410	723	1,110
Provision for inventory reserve	2,431	2,348	1,800
Minority interests in income of consolidated affiliates	1,668	975	1,176
Equity share in income of unconsolidated affiliates	(685)	(1,035)	(1,157)
Write-off of investment in unconsolidated affiliates	271	1,045	214
Compensation expense related to stock options	1,659	2,421	2,571
Unrealized loss (gain) on foreign exchange transactions	2,127	(1,569)	—
Loss on disposal of assets	86	37	282
In-process R&D	—	99	—
Changes in assets and liabilities
(Increase) decrease in deferred income taxes	(2,122)	7,676	2,325
Increase in accounts receivable	(3,341)	(1,115)	(5,409)
(Increase) decrease in inventories	(22,927)	(4,879)	2,431
(Increase) decrease in other assets	2,535	509	(805)
(Decrease) increase in accounts payable	(8,316)	5,512	832
Increase in accrued expenses	1,366	2,495	489
Dividends from unconsolidated affiliates	753	—	—
Receivables from/payables to related party – net	(941)	2,213	(3,597)
Other, net	509	(219)	—

Net cash (used in) provided by operating activities	(11,767)	14,072	(1,939)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(9,752)	(3,291)	(1,346)
Business acquisitions, net of cash acquired of $1,495 from BRC in 2005	—	(9,261)	(980)
Purchase of intangible assets	—	(287)	—

Net cash used in investing activities	(9,752)	(12,839)	(2,326)

Cash flows from financing activities:
Increase (decrease) in revolving lines of credit, net	2,667	(3,558)	2,442
Payments on term loans	(2,565)	(2,247)	(22,467)
Proceeds from term loans	—	—	22,890
Payments of capital lease obligation	(354)	(226)	(155)
Sale (acquisition) of common shares held in trust	132	(88)	(304)
Decrease in restricted cash	—	—	724
Dividend paid to minority interests in consolidated subsidiaries	(743)	(730)	(1,174)
Proceeds from exercise of stock options	6,010	1,609	586
Proceeds from issuance of common stock	—	24,125	—

Net cash provided by financing activities	5,147	18,885	2,542

Effect on cash of changes in exchange rates	808	(1,426)	617
Net increase (decrease) in cash and cash equivalents	(15,564)	18,692	(1,106)
Cash and cash equivalents at beginning of period	27,110	8,418	9,524

Cash and cash equivalents at end of period	$11,546	$27,110	$8,418

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Equity investment in IBMexicano in exchange for inventory	$—	—	$1,200
Acquisition of equipment under capital lease	$323	$857	$83
Fair value of warrants issued in connection with financing	—	—	$2,766
Issuance of 5,098,284 shares of common stock in connection with the acquisition of the remaining 50% of BRC at $5.74 per share	$—	$29,264	$—
Issuance of 4,980 shares of restricted stock	$89	$—	$—

See report of Independent Registered Public Accounting Firm accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

(a) Description of the business—Fuel Systems Solutions, Inc. (“Fuel Systems” or the “Company”) designs, manufactures and supplies alternative fuel components and systems for use in the transportation, industrial and power generation industries on a global basis. The Company’s components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines.

(b) Principles of consolidation—The consolidated financial statements of Fuel Systems includes the accounts of the Company and its wholly owned subsidiaries IMPCO Technologies, Inc. (“IMPCO”) and BRC S.r.L. (“BRC”), as well as IMPCO’s wholly owned subsidiaries, IMPCO Technologies Fuel Systems, Pty. Limited, which we refer to as IMPCO Australia, IMPCO Tech Japan K.K., which we refer to as IMPCO Japan, and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which we refer to as IMPCO Mexicano, and its 51%-owned subsidiary IMPCO-BERU Technologies B.V., which we refer to as IMPCO BV as well as BRC’s substantially wholly owned subsidiaries, BRC Argentina S.A. and BRC Brasil S.A. and NG LOG Armazen Gerais Ltda.

Investments in unconsolidated joint ventures or affiliates (“joint ventures”) over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its joint ventures are reflected in equity share in income (loss) of unconsolidated affiliates. If the investment in an unconsolidated joint venture is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that any receivables, loans or advances to the joint venture are evaluated to be uncollectible.

The Company had a 50% share in two joint ventures: Minda IMPCO Limited, which we refer to as MIL, and IMPCO BRC de Mexico, S.A. de C.V., which we refer to as IBMexicano. In March 2006, the Company and its 50% joint venture partner agreed to dissolve and liquidate IBMexicano. IBMexicano closed its facility on June 8, 2006 and expects to complete the process of liquidating its assets by the end of December 2007. In addition, in 2004, the Company converted its joint venture in MIL into a distributorship and sold its 50% share to the other 50% owner in April 2006 for immaterial consideration. The Company acquired the first 50% of BRC in July 2003 accounting for it under the equity method as described above. On March 31, 2005, the Company completed the acquisition of the remaining 50% of BRC, and accordingly, the Company consolidated the balance sheet of BRC and its subsidiaries as of March 31, 2005 and the statement of operations beginning on April 1, 2005. The Company used the equity method to recognize its share in the net earnings or losses of BRC during the first quarter of 2005, its share in the net losses of IBMexicano during all of 2005 and during the six months ended June 30, 2006, and its share in the net losses of MIL during all of 2005 and January through April 2006 in the consolidated statement of operations.

All intercompany transactions, including intercompany profits and losses, and intercompany balances have been eliminated in consolidation.

The following table details the Company’s ownership interests and methods of accounting for its various international affiliates:

Entity	Location	Ownership Interest	Method of Accounting
IMPCO US	United States	100%	Fully Consolidated
BRC*	Italy	100%	Fully Consolidated
IMPCO Australia	Australia	100%	Fully Consolidated
IMPCO Japan	Japan	100%	Fully Consolidated
IMPCO Mexicano (operations closed in December 2004)	Mexico	100%	Fully Consolidated
IMPCO BV	Netherlands	51%	Fully Consolidated
IBMexicano (operations closed in June 2006)	Mexico	50%	Equity Method
MIL (sold April 2006)	India	50%	Equity Method

*	The following table details the entities that are either consolidated or accounted for by the equity method within BRC:

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

Entity	Location	Ownership Interest	Method of Accounting
MTM S.r.L.	Italy	100.00%	Fully Consolidated
BRC Argentina S.A.	Argentina	98.40%	Fully Consolidated
BRC Brasil S.A.	Brazil	99.99%	Fully Consolidated
NG LOG Armazen Gerais Ltda.	Brazil	99.99%	Fully Consolidated
MTE SrL.	Italy	50.00%	Equity Method
WMTM Equipamento de Gases Ltd.	Brazil	50.00%	Equity Method
Jehin Engineering Ltd.	S. Korea	13.59%	Equity Method

(c) Basis of presentation—On August 23, 2006, the stockholders of IMPCO adopted the Agreement and Plan of Reorganization (the “Agreement”), dated June 27, 2006, by and among IMPCO, Fuel Systems and IMPCO Merger Sub, Inc. The reorganization was consummated on the adoption date. In accordance with the Agreement, as described in previous reports, IMPCO became a wholly-owned subsidiary of the Fuel Systems and (i) every two shares of common stock of IMPCO were exchanged for one whole share of common stock of Fuel Systems, (ii) in lieu of issuing any fractional shares of Fuel Systems’ common stock to which any stockholder might otherwise be entitled, such stockholder was granted the right to receive cash (without interest), (iii) all outstanding warrants to purchase IMPCO common stock became warrants to purchase one whole share of Fuel Systems’ common stock for every two shares of IMPCO common stock subject to such warrant, with any resultant fractional shares adjusted pursuant to the terms of the applicable warrant, at an exercise price equal to two times the exercise price of such warrant immediately prior to the reorganization and (iv) all outstanding options to purchase IMPCO common stock became options to purchase one whole share of Fuel Systems’ common stock for every two shares of IMPCO common stock subject to such option, with any resultant fractional shares rounded-up to the nearest whole number, at an exercise price equal to two times the exercise price of such option immediately prior to the reorganization. This transaction was treated as a recapitalization for accounting purposes.

The common stock of Fuel Systems began trading on the NASDAQ Stock Market under the symbol “FSYS” on August 25, 2006. As a result of the reorganization, the common stock of IMPCO, which was previously listed under the symbol “IMCO,” ceased to trade on the Nasdaq Stock Market.

The post-reorganization consolidated financial statements of Fuel Systems presented herein are presented on the same basis as pre-reorganization consolidated financial statements for quarterly and annual periods reported herein, as restated. All share numbers and per-share amounts are stated for Fuel Systems and have given effect to the two-for-one exchange of IMPCO stock into Fuel Systems stock that was effected pursuant to the reorganization. Amounts have been reclassified between common stock and additional paid-in capital to reflect the effect of the two-for-one exchange on outstanding shares.

(d) Liquidity—The Company’s existing capital resources together with cash flows from operating activities may not be sufficient to fund the Company’s U.S. operations, which will bear the majority of the Company’s corporate expenses, for the next 12 months. Corporate expenses for the nine months ended September 30, 2007, include $4.6 million (unaudited) in costs in connection with the Company’s voluntary review of our historical stock option grants and the related restatement of the Company’s historical consolidated financial statements which must be funded by the Company’s U.S. operations. In order to obtain additional cash, the Company may draw a dividend from BRC, which has not been done in the past, or obtain additional loans from BRC. Management believes that the Company will not suffer significant negative tax implications from such a dividend because it has already recognized $23.9 million related to the MTM loan as taxable income for U.S. income tax purposes and has repaid $5.3 million of the MTM loan (which is net of its recent $2.3 million in short term borrowings from MTM) that could be drawn as a dividend without U.S. income tax consequences.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

The Company has historically depended on borrowings under its LaSalle senior credit facility to fund its liquidity and capital needs. In the last 12 months, the Company has had to seek multiple waivers and amendments from LaSalle in order to prevent an event of default and acceleration of the indebtedness under the agreement. Management cannot assure investors that the lenders will continue to agree to amend the financial covenants any further or grant additional or continuing waivers in the future. Furthermore, the LaSalle senior credit facility is currently scheduled to expire on January 31, 2008. LaSalle has indicated its intent to not renew the credit facility and they may or may not be willing to extend beyond that date while the Company transitions to a new lender, and the Company may not be able obtain a replacement credit facility from another lender.

If the Company is unable to obtain additional or replacement financing by the expiration of the LaSalle senior credit agreement, the Company would have to draw dividends or obtain loans from its subsidiaries to repay the amounts owing. The Company’s ability to find replacement financing is hampered by the long delay in filing the accompanying Annual Report on Form 10-K for 2006 and the quarterly reports on Form 10-Q for the first two quarters of 2007 and the need to present the financial statements contained in these periodic reports to prospective lenders as part of the loan application process. As a result, the Company may not be able to secure a new credit facility on terms that are favorable to it before the expiration of the LaSalle senior credit facility and may not be able to secure a new credit facility by that time at all. If the Company cannot repay the amounts owning under the LaSalle senior credit facility, or if the Company cannot obtain the necessary waivers or amendments, or return to compliance with LaSalle covenants and all other loan covenants, the Company’s lenders may foreclose on certain of our assets or take other legal action against the Company that, alone or in the aggregate, may have a material adverse effect on the Company.

In connection with the Company’s continuing non-compliance under the LaSalle senior credit agreement, LaSalle has required that the Company make no payments to MTM under the MTM loan since July 18, 2007. In order to avoid defaulting on the MTM loan, the Company has had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments.

For periods beyond 12 months, the Company may seek additional financing to fund future operations through future offerings of equity or debt securities, or through agreements with corporate partners with respect to the development of its technologies and products. However, the Company can offer no assurances that it will be able to obtain additional funds on acceptable terms, if at all.

The Company’s cash requirements may vary materially from those now planned because of fluctuations in sales volumes or margins, because of costs related to the results of its review of our historical stock option grants or because of other factors.

(e) Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

(f) Cash and cash equivalents—The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

(g) Restricted cash—The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. Amounts restricted for longer than twelve months are classified as other assets. When the restrictions are no longer in-place, the amounts are reclassified to cash and cash equivalents. There were no restricted cash balances at December 31, 2006 and 2005.

(h) Inventories—The Company values its inventories at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

Until September 2005, BRC carried its inventory at the lower of market or cost where cost is determined using the weighted average cost method. Although both methods are acceptable under United States GAAP, in September 2005, BRC changed its inventory valuation method from average cost to the FIFO method, to be

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

consistent with the Company. At September 30, 2005, the total value of the Company’s inventory (net of reserves for obsolescence) under the FIFO method was approximately $30.4 million. The Company re-measured the value of BRC’s inventory at March 31, 2005, the date of consolidation of BRC with the Company, using the FIFO method. The difference between the value of BRC’s inventory using the FIFO method and its value using the average cost method at March 31, 2005 was approximately $187,000. Pursuant to APB No. 20, Accounting Changes and Error Corrections, this amount has been reported as the cumulative effect of a change in accounting principle of $117,000, net of taxes of approximately $70,000. Since March 31, 2005 was also the initial period of consolidation of BRC with the Company, the impact of the adjustment due to change in inventory valuation method on the statement of operations was also $117,000. Since BRC was only 50% owned by the Company until March 31, 2005 and its results were included with the Company’s financials on an equity basis, pro forma presentation of BRC’s inventory using the FIFO method for the periods in the prior year is not practicable and therefore not presented.

(i) Equipment and leasehold improvements—Equipment and leasehold improvements are stated on the basis of historical cost. Depreciation of equipment is provided using the straight-line method over the assets’ estimated useful lives, ranging from three to seven years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the assets’ estimated useful lives or the lease terms. Design and development costs incurred in conjunction with the procurement of dies, molds, and patterns are immaterial. Depreciation of equipment acquired under a capital lease is provided using the straight line method over the shorter of the useful life of the equipment or the duration of the lease. Depreciation expense in 2006, 2005 and 2004 was $4.0 million, $5.9 million and $3.8 million, respectively.

Machinery and equipment includes property under capital leases of approximately $1.2 million and $0.9 million, with related accumulated depreciation of $0.3 million and $0.1 million at December 31, 2006 and 2005, respectively.

(j) Intangibles—Intangibles, primarily goodwill, are recorded based on the excess of the acquisition cost over the fair value of amounts assigned to tangible assets and liabilities.

In June 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS No. 142. Other identifiable intangible assets continue to be amortized over their useful lives. The Company regularly reviews business conditions and other relevant factors to determine whether impairment conditions exist and performs its annual impairment test in the fourth quarter of each year. The Company utilizes the discounted cash flow method to determine the fair value of each of its reporting units. A possible impairment condition exists if the fair value is determined to be less than its carrying value. If, as of the date of the financial statements, the fair value is less than the carrying value, then additional steps are required to determine the extent of impairment, and an impairment loss is recognized for the excess of carrying value of the goodwill over the implied fair value of the goodwill.

The Company assigns fair values to the intangible assets by applying valuation models that assign future after-tax cash flows to existing technology, trade name and customer relationships. Among the intangible assets acquired, existing technology and trade name are amortized using the straight line method, our best estimate of the pattern of the economic benefits, and customer relationships are amortized using the accelerated sum-of-the-years digit method. The sum-of-the-years digit method of amortization reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

(k) Warranty costs—Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

(l) Research and development costs—Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative future uses is capitalized and amortized over the expected useful life of the equipment.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(m) Revenue recognition—The Company recognizes revenue upon transfer of title and risk of loss, generally when products are shipped provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, and management believes collectibility is reasonably assured. The Company considers arrangements with extended payment terms not to be fixed or determinable unless they are secured under an irrevocable letter of credit arrangement guaranteed by a reputable financial institution, and accordingly, the Company defers such revenue until payment is received. Also, in accordance with Emerging Issues Task Force or EITF No. 00-10, Accounting For Shipping and Handling Fees and Costs, the Company includes the costs of shipping and handling, when incurred, in cost of goods sold.

The Company defers a pro rata portion of the gross profit on sales for the inventory of the unconsolidated subsidiaries until the inventory is sold to a third party customer.

(n) Allowance for doubtful accounts—The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.

(o) Lease commitments—The Company recognizes the lease payments of an operating lease pursuant to SFAS 13, Accounting for Leases. When the lease agreement includes rent abatements and escalation in lease payments, the Company recognizes the total cost of the lease on a straight line basis over the entire term of the lease.

(p) Net income (loss) per share—Basic income (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted average shares of common stock outstanding during the period. Diluted income (loss) per share is computed based on the weighted average number of shares of common stock outstanding, and if dilutive, all common stock equivalents.

(q) Income taxes—The Company uses the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the preparation of its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, property, plant and equipment and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet. The Company then assesses the likelihood of recovery of the deferred tax assets from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, the Company includes an expense within the tax provision of the consolidated statement of operations.

(r) Stock based compensation—In December 2004 the FASB issued SFAS No. 123R, (revised December 2004), Share-Based Payment, which replaces SFAS 123 and supercedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“SFAS No. 123R”). SFAS No. 123R establishes fair value based accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans and provides guidance on accounting for awards to non-employees. SFAS No. 123R requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as expense in the Company’s financial statements. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by APB No. 25. As permitted by the Securities and Exchange Commission (“SEC”), this statement is effective for the first fiscal year beginning after June 15, 2005. The Company adopted this statement on January 1, 2006 using the modified prospective transition method.

Prior to January 1, 2006, the Company accounted for grants to employees and modifications to stock options grants to employees under APB No. 25 using the intrinsic value method. For certain grants made to employees that were modified, the grants were accounted for using the variable accounting method. Under

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

variable accounting, charges and benefits are taken each reporting period to reflect increases and decreases in the value of the stock over the option exercise price until the stock option is exercised or otherwise cancelled. In accordance with the modified prospective transition method, results for prior periods have not been restated for the adoption of FAS 123R. In 2006, the Company recognized $1.7 million in expense related to share-based compensation for stock options. The impact of adopting FAS 123R on 2006 was additional expense of $0.9 million or $0.06 per diluted share.

The Company accounts for grants to non-employees under FAS 123 using the fair value method in which grants made to non-employees are valued based on the value of the securities or the value of their service and requires re-measurement under EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, to determine the fair value each reporting period.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 and provided pro forma disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures, as if the fair-value-based method had been applied in measuring compensation expense for options granted after fiscal year 1996. Under APB No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Forfeitures of awards were recognized as they occurred.

The following table illustrates the pro forma effect on net loss after taxes and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation plans for awards made prior to January 1, 2006 during the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2005	2004
	(as restated)	(as restated)
Loss as reported	$(10,354)	$(17,618)
Add: compensation expense included in reported loss	2,466	2,308
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(6,542)	(4,464)

Pro forma net loss	$(14,430)	$(19,774)

Basic and diluted earnings per share:
Net loss as reported	$(0.77)	$(1.89)

Pro forma net loss	$(1.07)	$(2.13)

Weighted average fair value for options granted	n/a *	$9.09

Assumptions implicit in pro forma effects:

Expected dividend yield	n/a	0.00%
Expected volatility	n/a	85.56%
Risk free interest rate	n/a	4.02%
Expected life of the option (years)	n/a	6.80

*	No options were granted in 2005.

(s) Impairment of long-lived assets and long-lived assets to be disposed of—Impairment losses are recorded on long-lived assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company has not experienced any significant changes in the business climate or in the use of assets that would require the Company to write down the value of the assets recorded in the balance sheet.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(t) Foreign currency translation—Assets and liabilities of the Company’s consolidated foreign subsidiaries are generally translated at period-end exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as foreign currency components of other comprehensive income in stockholders’ equity. The results and financial condition of the Company’s international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar. The functional currency for each of the Company’s international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. dollar increases the costs incurred by the subsidiaries because most of IMPCO’s international subsidiaries’ inventory purchases are U.S. dollar denominated. The Company seeks to manage its foreign currency economic risk by minimizing its U.S. dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries. The Company generally recognizes foreign exchange gains and losses on the statement of operations for intercompany balances that are denominated in currencies other than the reporting currency. In the event that the Company determines that intercompany balances between the Company and its subsidiary will not be settled in the foreseeable future, the foreign exchange gains and losses are deferred as part of cumulative translation adjustment on the balance sheet.

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, with the exception of those transactions that operate as effective hedges of identifiable foreign currency commitments, are included in the results of operations as incurred.

(u) Financial instruments—At December 31, 2006 and 2005, the fair value of the Company’s term loans and related party receivables approximated carrying value.

(v) Derivative financial instruments—The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. On January 5, 2005, the Company’s then 50% owned affiliate, BRC initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the December 22, 2004 $22.0 million loan made between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the our consolidated financial results either favorably or unfavorably. The Company concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Derivatives that are not designated as hedges must be adjusted to fair value through income. Accordingly, the Company recognized gains of approximately $0.6 million and losses of approximately $0.7 million for 2006 and 2005, respectively, which are classified on the consolidated statements of operations as part of other income (expense). In addition, SFAS No. 133, as amended, also requires the Company to recognize all derivatives on the balance sheet at fair market value. The Company has recorded the fair value of this derivative, which amounted to approximately $9,000 and $0.6 million at December 31, 2006 and 2005, respectively.

(w) Comprehensive income (loss)—The Company presents comprehensive income (loss) in the consolidated statements of stockholders’ equity in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) includes, in addition to net income (loss), changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheet. Comprehensive income (loss) reported consists solely of foreign currency translation adjustments.

(x) Deferred financing costs—Costs related to obtaining external debt are capitalized and amortized over the term of the debt using the straight-line method, which approximates the interest method. When a loan is paid in full, the unamortized financing costs are removed from the related accounts and changed to operations. There were no deferred financing costs at December 31, 2006 and 2005.

(y) Treasury stock—Treasury shares are accounted for as a deduction of equity. No gain or loss is recognized on the purchase, sale, issue or cancellation of the treasury shares. Any consideration paid or received is recognized directly in equity so that treasury stock is accounted for using the cost method and reported as shares held in treasury on the Company’s consolidated balance sheet. When treasury stock is reissued, the value is computed and recorded using a first-in-first-out basis.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”) which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007.

Upon adoption of FIN 48, the Company analyzed, to the extent deemed appropriate, filing positions for all open tax years in all U.S. federal, foreign, and state jurisdictions where the Company is required to file. At the adoption date of January 1, 2007, the Company had approximately $5.8 million of unrecognized tax benefits. The Company recorded a cumulative effect adjustment related to the adoption of FIN 48 of approximately $0.2 million, including interest and penalties. Additionally, approximately $2.9 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in deferred tax asset valuation allowance of $2.9 million. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the total amount that would affect the effective tax rate is approximately $4.5 million.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This fair value option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The statement is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007 or January 1, 2008. The Company has not yet evaluated the impact of adopting SFAS 159 on its consolidated results of operations and financial condition.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

2.	Restatement of Consolidated Financial Statements

Restatement Related to Voluntary Stock Options Grant Review

Background

In March 2007, our Board of Directors created a Special Committee to conduct a voluntary, internal review of the Company’s historical stock option grant practices and related accounting. The review covered options granted during the period from January 1996 through December 2006 (the “Review Period”). There were no option grants during 2005 and 2006. The Special Committee retained outside counsel and accounting experts to assist with this review.

On July 27, 2007, although the Special Committee had not yet completed its review, the Special Committee preliminarily concluded that different measurement dates should have been used for financial accounting purposes for certain stock option grants. At that time, the Company announced that it was more likely than not that the Company will need to restate historical financial statements to recognize non-cash stock-based compensation expense. Accordingly, the Company concluded that the Company’s previously issued consolidated financial statements and the related reports or interim reviews of its independent registered public accounting firm, and all earnings press releases and similar communication issued by the Company, should not be relied upon.

Scope of the Independent Investigation

The Special Committee retained outside counsel and accounting experts to assist with this stock option review which included the search and retrieval of electronic data from the Company’s computer and backup storage systems, review of reasonably available relevant physical and electronic documents and interviews with current and former employees and current and former members of the Company’s executive management and Board of Directors.

During the Review Period, the Company granted options to purchase a total of 2,718,507 shares of its common stock (adjusted for the two-for-one exchange on August 25, 2006 in connection with the Company’s reorganization, hereafter referred to as “adjusted shares”) on 37 different grant dates. The Company has specifically reviewed option grants on 14 of the 37 grant dates to determine what the proper measurement date should be for those grants in accordance with APB No. 25. Grants of options to purchase an aggregate of 2,509,293 adjusted shares were issued on these 14 grant dates, constituting 92.3% of all the options granted during the Review Period.

For the remaining 23 grant dates not specifically reviewed, comprising options to purchase 209,217 adjusted shares, the Company performed a sensitivity analysis based on the potential stock-based compensation charge that might result from revised measurement dates. The Company did this by taking the average change in measurement date for the 14 grant dates specifically reviewed and selecting the highest closing price of the Company’s stock within that period of time for each of the 23 grant dates and determined the potential adjustment assuming all 23 grant dates had a revised measurement date. Based on the sensitivity analysis, the Company determined the potential adjustment would not be material to any given period or to the total stock-based compensation expense recorded.

During the course of the investigation, the Special Committee also considered certain potential modifications of options granted during the Review Period, particularly those relating to changes in employment status for various recipients.

Findings of the Special Committee

On August 9, 2007, the Special Committee concluded its voluntary review of past stock option grant practices and determined that the original measurement dates of certain stock option grants, for financial accounting purposes, did not meet the requirements of APB No. 25. Consequently, we revised the measurement dates consistent with the standards of APB No. 25 based on the best information available, and when the closing

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

price of the Company’s stock at the original stated grant date was lower than the closing price on the revised measurement date, additional compensation expense was calculated. This resulted in additional stock-based compensation expense in each fiscal year from 1997 through 2005 which aggregated $8.0 million. In addition, the revised measurement dates resulted in additional stock-based compensation of $0.3 million for the nine months ended September 30, 2006 for expense recognized under the fair value method in accordance with SFAS No. 123R, which the Company adopted on January 1, 2006, because the exercise price for certain stock option grants prior to, but not vested as of January 1, 2006, differed from the fair market value on the revised measurement date, resulting in the calculation of increased fair values of said grants under the Black-Scholes option pricing model.

The Special Committee also determined that with respect to a single grant, the Special Committee concluded that the balance of evidence indicated that it had been purposefully misdated.

Adjustments to Measurement Dates

The need to revise the measurement dates for financial accounting purposes of certain stock option grants to meet the measurement date criteria of APB No. 25 is based on a number of different circumstances that can generally be summarized in the following categories:

Lack of Adequate Documentation: For a substantial number of grants issued by the Company during the Review Period, there is either no or inadequate documentation of Board approval actions that satisfy the requisites for establishing a measurement date under APB No. 25. Of the 14 specifically reviewed grant dates during the Review Period, there are documented approval actions by the Board of Directors with respect to particular grants for 8 dates. For grants to officers and directors which have no documented approval actions, the Company was able to use Form 4 filing dates, if they exist, or proxy filings. Otherwise, the Company used the best information available to select the measurement date for grants to officers, directors and rank and file employees which included contemporaneous lists that were substantially complete, signed stock option agreements if dated by the optionee or if the metadata of the document exists, e-mail communication or other employee communication such as a memorandum. If the stock options were granted prior to shareholder approval of the plan, the Company used the date of shareholder approval as the selected measurement date since the stock options could not be granted prior to shareholder approval.

No contemporaneous documentation of approval: For some grants which did have documented approval actions, there was no contemporaneous documentation to confirm that Board approval had occurred on the indicated grant date. Grant approval in each of these cases was documented by unanimous written consent, using the “as of” date in the signed consent as the approval date. The measurement dates were adjusted to conform to the date on which the last consent was received, as evidenced by the header on the sending telecopy, since the required granting actions, including approval, were not complete until the signed consents were returned to the Company.

Lack of finality of recipient list on company-wide grants: For other grants which had documented approval actions, the list of grant recipients and the number of options awarded to each recipient was not documented or determined with finality until a date subsequent to the original measurement date or in certain instances, the list was not available even though there was evidence of approval for a grant. Because the recipient list was not final until after the original grant date, the Company determined the revised measurement date for the grant based on the best information available, which included using Form 4 filing dates, if they exist, otherwise, for grants to officers, directors and rank and file employees, the Company used the metadata of the list that was complete or substantially complete, e-mail communication or other employee communications such as a memorandum.

Other Stock Option Related Items

We also recorded stock-based compensation expense in each fiscal year from 1998 through 2006 for other stock option related errors that were identified, which aggregated $5.7 million. These items include:

Modification of option terms: The Company modified stock option terms in connection with separation agreements for three individuals and did not previously record expense related to the modifications. Options for

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

one director were accelerated in fiscal year April 30, 1998 resulting in expense of approximately $35,000. Options for an officer were allowed to continue to vest and the term of exercisability was extended in fiscal year April 30, 2000, resulting in additional expense of approximately $0.1 million. Lastly, options for an officer were modified during 2004 and further modified again in 2005 to accelerate the vesting and extend the term of exercisability, resulting in additional expense of $0.3 million in 2004 and $0.1 million in 2005.

The Company also modified stock option terms in connection with separation agreements for three individuals for which the Company had originally recorded stock-based compensation expense of $1.8 million in 2005. Due to the revision in measurement dates for some of these modified stock options, some stock-based compensation expense was recorded prior to the modification which reduced the expense recorded at the time of modification by $0.3 million.

The Company also modified stock option terms in connection with employment agreements for two officers in January 2004. The modification was to add a term to the employment agreement whereby upon termination, if the employee exercises in-the-money options within the term of the option agreement, the Company will reimburse the amount of the strike price of those options to the employee. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, (“FIN 44”), this is treated as a fixed cash bonus award accounted for as stock-based compensation. This resulted in additional expense until the employment agreements were terminated based on the vesting of the underlying options of $0.8 million, $0.3 million and $0.2 million in 2004, 2005 and the first nine months of 2006, respectively.

Non-employee grants: On two grant dates in 2003 and 2004, the Company granted options to employees of its 50% owned subsidiary, BRC. These BRC employees are considered non-employees of the Company and require fair value accounting in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. In addition, since they are non-employees, the value of their service would be used to value the options and would require the re-measurement principles under EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, to determine the fair value each reporting period. This resulted in additional stock-based compensation expense of $0.4 million from 2003 through March 31, 2005, the date of the acquisition of the second 50% of BRC, when the BRC employees had a change in status from non-employee to employee. Under FIN 44, upon a change in status, there is a new measurement date for the options and, on a go forward basis, they are accounted under the new method based on the grantee status, in this case, employee under APB No. 25.

Option repricing: With respect to two grant dates, there is documentation of Board approval actions which contain a list of grantees, the number of options granted and the option price is known. The documentation satisfies the requisites for establishing a measurement date under APB No. 25. Based on other grant documentation available, it appears the options were repriced subsequent to the Board approval at a later date when the fair market value of the stock was at a lower price. As a result, under FIN 44, these grants are required to be accounted for under the variable accounting method which resulted in additional stock-based compensation expense of approximately $22,000 during fiscal years April 30, 2001 and 2002.

Options granted by a principal shareholder: On June 5, 1998, Questor Partners Fund LP and Questor Side-by-Side Partners LP (collectively “Questor”) acquired 709,981 adjusted shares of the Company’s common stock and 3,250 shares of preferred stock (convertible into 307,183 adjusted shares of common stock), giving Questor the ability (with the conversion) to hold 1,017,119 adjusted shares of common stock. In connection with the stock purchase, Questor granted 142,322 options to purchase the Company’s common stock at an exercise price of $27.50 to certain officers of the Company. The options vested twenty-five percent on June 30, 1999 and thereafter on each of the next three anniversaries of such date. The options were exercisable only after the preferred stock purchased by Questor is converted (or is convertible) into the Company’s common stock and also will become exercisable upon the earlier of (i) five years after the date of the purchase agreement and (ii) the sale by Questor of 50% or more shares of common stock owned by them on the date of the purchase. Subsequent to Questor’s acquisition of common stock, they held approximately 20% of the total outstanding common shares and 55% of the total outstanding preferred shares. In addition, Questor was represented on the board of directors with two of the six board seats.

Since Questor was a principal stockholder when they granted the options to purchase common stock to the Company’s officers, in accordance with AICPA Accounting Interpretation No. 25, Accounting for Stock Issued

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

to Employees, Interpretation of APB No. 25, as part of the restatement, the Company recorded compensation expense of $0.5 million over the vesting period from June 5, 1998 through January 23, 2001 (see discussion below) related to the grant of these shares under APB No. 25 since they were issued with an exercise price below fair market value on the date of grant.

On January 23, 2001, Questor notified the officers that Questor had sold 50% or more of the shares of Common Stock it owned as of June 5, 1998, and per the agreement, the unvested options became fully vested and all vested options needed to be exercised in 60 days. Accordingly, the unamortized stock-based compensation was recorded to expense in January 2001 since all of the remaining options became fully vested. In March 2001 each of the officers exercised the Questor Options as described below.

Non-recourse loans for exercise of options: On March 15, 2001 each of the Company’s officers exercised their Questor Options to purchase IMPCO Common Stock at $13.75 per share. The Company extended loans to the officers for the full purchase price of an aggregate of $3.9 million. In accordance with EITF 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features Under APB No. 25, these loans are considered non-recourse notes. The officers had 60 days from January 23, 2001 to exercise these options. Since the loans to officers extended the original term of the option, the options are considered new awards with a new measurement date as of March 15, 2001. In addition, because the note is prepayable, the options are considered variable awards until the note is fully paid-off. As part of the restatement, the Company recorded $3.3 million of expense related to these option grants from March 2001 until the loan payoff in July 2001.

Tax Impact

As a result of the change in measurement dates described above, certain stock options granted during the Review Period were issued at prices below fair market value on the revised measurement date and should have been classified as Non–Qualified Stock Options (“NQs”), rather than Incentive Stock Options (“ISOs”). Due to the differences in the tax treatment between ISOs and NQs, the Company under-reported or under–withheld certain payroll taxes for those NQ options. As part of the restatement of the Company’s financial statements in this Form 10-K, the Company has accrued liabilities and recorded charges to operating expenses for payroll tax contingencies and related penalties and interest. The tax liabilities, including interest and penalties, that we have recorded include the impact of the reclassification of these options for tax purposes as depicted in the pre–tax payroll tax adjustments column of the table included in Accounting Impact below. Upon expiration of the related statute of limitations for payroll taxes, which we have determined to be three years, the Company recorded the reversal of the payroll tax liability and related penalties and interest.

Section 409A of the Internal Revenue Code, as amended, imposes additional taxes on our employees for stock options granted with an exercise price lower than the fair market value on the date of grant for all options or portions of options that vest after December 31, 2004. As a result of the change in measurement dates described above, certain stock options granted during the Review Period were issued at prices below fair market value on the revised measurement date. Management is considering possible ways to address the impact that Section 409A may have as a result of the exercise price of stock options being less than the fair market value of our common stock on the revised measurement dates. The Internal Revenue Service has issued transition rules under Section 409A that allow for a correction or cure for some of these options subject to Section 409A.

While the Company has informed the Internal Revenue Service (“IRS”) regarding the payroll taxes liabilities resulting from changes in measurement dates for stock options, no formal settlement negotiations have taken place with the IRS. The actual payroll tax liability could be different from the tax liability accrued. The most significant assumption is the statute of limitations which the Company has determined to be three years. While the Company believes that they have a reasonable basis to conclude that the statute of limitations is three years, there are no assurances that it will prevail in this matter. The Company has an accrual of approximately $0.5 million for payroll related taxes as of December 31, 2006. The total reversals of accrued payroll tax liability and related penalties and interest through December 31, 2006 were approximately $3.3 million using the three year statute of limitations.

The Company recorded deferred tax assets as a result of the stock-based compensation expense recorded through the restatement based on unexercised and uncancelled stock options at the end of each reporting period.

The Internal Revenue Code Section 162(m) limitations did not apply since no covered employee received compensation in excess of $1 million.

Accounting Impact

The table below reflects the impact of the additional non-cash charges for stock-based compensation expense and related payroll tax liability and income tax impact on the Company’s consolidated statements of income from 1997 through the third quarter of 2006, including the corresponding cumulative adjustment to accumulated deficit as of April 30, 2001 on the Company’s consolidated balance sheets. Prior to this restatement, the Company had not recorded any non-cash stock-based compensation expense in its consolidated statements of income with the exception of $1.8 million recorded during 2005 for a modification of previous stock option awards for its former chief executive officer, its former vice president and chief operating officer for international operations and its former chief financial officer of the Company. All dollar amounts are presented in thousands except per share amounts.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

		Pre-Tax Stock-Based Compensation Expense (Benefit) Adjustments	Pre-Tax Payroll Related Tax Expense (Benefit) Adjustments	Related Income Tax Expense (Benefit) Adjustments		Net Expense (Benefit) After-Tax Adjustments
Twelve months ended	April 30, 1997	$21	$—	$(7)		$14
Twelve months ended	April 30, 1998	272	8	(100)		180
Twelve months ended	April 30, 1999	1,665	73	(625)		1,113
Twelve months ended	April 30, 2000	1,139	745	(427)		1,457
Twelve months ended	April 30, 2001	3,774	571	(533)		3,812

Cumulative effect at	April 30, 2001	6,871	1,397	(1,692)		6,576
Twelve months ended	April 30, 2002	2,054	1,708	(410)		3,352
Eight months ended	December 31, 2002	378	136	1,098	(a)	1,612
Twelve months ended	December 31, 2003	1,022	(126)	—		896

Cumulative effect at	December 31, 2003	10,325	3,115	(1,004	)(b)	12,436
Twelve months ended	December 31, 2004	2,571	(967)	—		1,604
Three months ended	March 31, 2005	(197)	43	—		(154)
Three months ended	June 30, 2005	253	(1,573)	—		(1,320)
Three months ended	September 30, 2005	231	215	—		446
Three months ended	December 31, 2005	358	4	—		362

Twelve months ended	December 31, 2005	645	(1,311)	—		(666)
Three months ended	March 31, 2006	273	20	—		293
Three months ended	June 30, 2006	64	(388)	—		(324)
Three months ended	September 30, 2006	143	7	—		150

Nine months ended	September 30, 2006	480	(361)	—		119
Total		$14,021	$476	$(1,004)		$13,493

(a)	The Company recorded valuation allowance on its deferred tax assets during the eight months ended December 31, 2002 and as a result, as part of the restatement, the Company set up a valuation allowance during this period for any deferred tax assets which were established in earlier periods as part of the restatement.
(b)	The Company previously recorded the tax benefit for tax deductions related to stock-based compensation as an increase to additional paid-in-capital in accordance with APB No. 25. To the extent this tax benefit relates to stock-based compensation recorded as part of our restatement of our financial statements, the tax benefit (previously recorded to additional paid-in-capital) was recorded as a decrease to income tax expense.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

Procedural and Remedial Actions

As of the time of filing this Annual Report on Form 10-K, the Company’s management has completed the implementation of its remediation efforts related to the consolidated financial statement material weakness over stock-based compensation, including stock options, which include the following:

•

Specified members of the accounting and finance management team have, through the process of restating our financial statements for the results of our voluntary stock option review, received specialized hands-on training on U.S. GAAP and tax stock-based compensation issues, pronouncements, policies and procedures;

•	The Company has suspended the granting of stock options since November 2004, and does not intend to grant any stock options; and

•

The Company has formalized internal control improvements by documenting the accounting and operational policies and procedures over the granting, modification, cancellation and overall monitoring of stock-based compensation.

The Audit Committee and Board of Directors are also committed to the implementation of procedural enhancements in light of the Special Committee’s findings. These procedural enhancements include the following:

•	Seeking remittance of proceeds resulting from misdating from certain former executives;

•	Requiring corporate governance training for board members;

•	Requiring specialized training for the Company’s Chief Executive Officer and Chief Financial Officer; and

•	Formalizing job descriptions and scope of responsibilities for senior management.

The Company will begin seeking remittance of proceeds and complete the remaining procedural enhancements by the end of 2007.

Costs of the Review and Restatement

The Company has incurred substantial expenses related to the Special Committee’s review and the Company’s analysis of these stock option grants. We have incurred approximately $4.6 million (unaudited) in costs for legal fees, external audit firm fees and external consulting fees through September 30, 2007.

Regulatory Matters

The Company reported the Special Committee’s findings to the Securities and Exchange Commission and continues to cooperate with the Securities and Exchange Commission regarding matters relating to the Special Committee’s review of historical stock option grant practices.

The Company has received letters from the staff of the NASDAQ Stock Market stating that, as a result of the delayed filing of this Form 10-K, our March 31, 2007 Form 10-Q and our June 30, 2007 Form 10-Q, we are subject to delisting from the NASDAQ Stock Market. To date, NASDAQ has granted an exception to the listing requirement, pending further review, and subject to filing its delinquent reports by specified dates. With the filing of this report and the filing of the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, the Company believes that it has remedied the non-compliance with Marketplace Rule 4310(c)(14). However, there can be no assurance that the Listing Council will decide to allow the Company’s common stock to remain listed on NASDAQ Stock Market.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

Restatement Related to Eliminations for Intercompany Inventory

In addition to the adjustments related to the stock option review, the restated consolidated financial statements presented in this Form 10-K include an adjustment to correct an accounting error made in calculating the gross profit elimination for intercompany inventory remaining on the books of certain of our subsidiaries at period end. The impact of the correction, net of taxes, decreased the Company’s net income by $0.1 million for the quarter ended March 31, 2006, increased its net income by $0.2 million for the quarter ended June 30, 2006, decreased its net income by $0.1 million for the quarter ended September 30, 2006, decreased its net loss by $0.1 million for the year ended December 31, 2005, increased its net loss by $0.1 million for the year ended December 31, 2004, and increased its net loss by $0.6 million for the year ended December 31, 2003. See Note 18 of the notes to the consolidated financial statements for discussion regarding the impact on the first three quarters in 2006 and each of the quarters in 2005.

Restatement Related to Income Taxes

The Company is also reflecting adjustments, as part of its restatement, to correct accounting errors in recording income tax expense for the first three quarters in 2006 and each of the quarters in 2005 and as of and for the year ended December 31, 2005.

Previously, the Company had taken the position that the foreign earnings for BRC S.r.L. (“BRC”), its Italian subsidiary, were permanently reinvested and therefore no residual U.S. income tax was recorded under APB Opinion No. 23, Accounting for Income Taxes – Special Areas. However, for U.S. income tax purposes, the loan from MTM S.r.L. (“MTM”), a subsidiary of BRC, to IMPCO Technologies, Inc. (“IMPCO”), its U.S. subsidiary, entered into in December 2004, is deemed to be a constructive dividend and therefore created taxable income that the Company did not previously recognize in its 2005 provision for income taxes. For the IMPCO loan interest payments to MTM, the Company is required to withhold U.S. tax on the payments, which it did not previously withhold. As a result, the Company has recorded an adjustment to income tax expense of $0.1 million for the nine months ended September 30, 2006 and $0.2 million for the year ended December 31, 2005. The Company also recorded an adjustment to income tax expense of $0.1 million for the year ended December 31, 2005 to correct for an error in recording deferred tax asset valuation allowance related to its BRC operations in December 31, 2005.

The Company has reflected the impact of the adjustments related to its voluntary stock option review and gross profit elimination for intercompany inventory on its income tax disclosure in the footnotes to the consolidated financial statements but has also corrected this income tax disclosure for errors in its disclosure of its deferred tax assets and valuation allowance by reducing both balances due to utilization of net operating loss carryovers because the loan from MTM is treated as a constructive dividend for U.S income tax purposes, as discussed above, and due to ownership changes which took place since 1999 leading the Company to conclude that certain of its federal net operating loss carryovers, federal tax credit carryovers, state net operating loss carryovers and state tax credit carryovers will expire unused due to limitations imposed under Internal Revenue Code Section 382 and 383. In the aggregate, the reduction the Company recorded resulted in a reduction to its deferred tax assets and with a corresponding reduction to the valuation reserve in the amount of $11.4 million.

Correction of Account Classification

The Company’s restatement also reflects adjustments to correct for errors in account classification between selling, general and administrative expense, cost of revenue and other income (expense), net. These adjustments primarily relate to the reclassification of other manufacturing costs of foreign subsidiaries which were included in selling, general and administrative expenses instead of cost of revenue, and costs related to the closure of its Cerritos facility which were classified as cost of revenue instead of selling, general and administrative expenses. The Company also corrected errors in classification on the balance sheet primarily between short-term and long-term for deferred tax balances and compensation related accrued expenses and between raw materials and finished goods.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

Summary

The table below reflects the impact of the accounting errors that have been corrected, including 1) the additional non-cash charges for stock-based compensation expense and related payroll tax liability and income tax impact recorded in each fiscal year for the period commencing, May 1, 1996, through the quarter ended September 30, 2006, 2) the adjustment to the gross profit elimination for intercompany inventory recorded in each fiscal year for the period commencing from January 1, 2003 through the quarter ended September 30, 2006, and 3) the adjustment to income tax expense recorded in each fiscal year for the period commencing from January 1, 2005 through the quarter ended September 30, 2006. The adjustment to correctly classify costs between selling, general and administrative expense and cost of sales have not been reflected in the table below as they represent reclassification of costs that do not have an impact on our net income, earnings per share or equity. All dollar amounts are presented in thousands except per share amounts. Per share amounts may not total due to rounding.

		Net Income (Loss) As Previously Reported	Pre-tax (Expense) Benefit Adjustment	Pre-tax Equity Share In Income (loss) of Unconsolidated Affiliates Adjustment	Income Tax (Expense) Benefit Adjustment	Adjusted Net Income	Diluted EPS As Previously Reported	Adjustment	Adjusted Diluted EPS
Twelve months ended	April 30, 1997	$2,644	$(21)	$—	$7	$2,630	$0.86	$(0.00)	$0.86
Twelve months ended	April 30, 1998	4,270	(280)	—	100	4,090	1.19	(0.04)	1.15
Twelve months ended	April 30, 1999	5,800	(1,738)	—	625	4,687	1.41	(0.25)	1.16
Twelve months ended	April 30, 2000	3,065	(1,884)	—	427	1,608	0.66	(0.32)	0.34
Twelve months ended	April 30, 2001	(13,103)	(4,345)	—	533	(16,915)	(2.37)	(0.69)	(3.06)
Twelve months ended	April 30, 2002	(27,236)	(3,762)	—	410	(30,588)	(4.91)	(0.60)	(5.51)
Eight months ended	December 31, 2002	(28,394)	(514)	—	(1,098)	(30,006)	(3.95)	(0.22)	(4.17)
Twelve months ended	December 31, 2003	(6,900)	(1,484)	—	—	(8,384)	(0.83)	(0.18)	(1.01)

Cumulative effect at	December 31, 2003	(59,854)	(14,028)	—	1,004	(72,878)	(7.94)	(2.30)	(10.24)
Twelve months ended	December 31, 2004	(15,879)	(1,739)	—	—	(17,618)	(1.71)	(0.19)	(1.90)
Three months ended	March 31, 2005	(2,181)	8	—	(74)	(2,247)	(0.20)	(0.01)	(0.21)
Three months ended	June 30, 2005	1,172	1,481	(142)	(77)	2,434	0.08	0.09	0.17
Three months ended	September 30, 2005	(9,219)	(220)	11	(153)	(9,581)	(0.64)	(0.03)	(0.67)
Three months ended	December 31, 2005	(460)	(581)	91	(10)	(960)	(0.03)	(0.04)	(0.07)

Twelve months ended	December 31, 2005	(10,688)	688	(40)	(314)	(10,354)	(0.79)	0.02	(0.77)

Cumulative effect at	December 31, 2005	(86,421)	(15,079)	(40)	690	(100,850)	(10.44)	(2.47)	(12.91)
Three months ended	March 31, 2006	3,699	(322)	(80)	(23)	3,274	0.25	(0.03)	0.22
Three months ended	June 30, 2006	1,278	408	(52)	102	1,736	0.08	0.03	0.11
Three months ended	September 30, 2006	3,437	(191)	46	(166)	3,126	0.22	(0.02)	0.20

Cumulative effect at	September 30, 2006	$(78,007)	$(15,184)	$(126)	$603	$(92,714)	$(9.89)	$(2.49)	$(12.38)

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

Restatement Impact on the Consolidated Statements of Operations

The following tables reconcile the Company’s Consolidated Statements of Operations from the previously reported results to the restated results for the years ended December 31, 2005 and 2004.

	Year Ended December 31, 2005
(in thousands, except per share data)	As Previously Reported	Adjustment		As Restated
Statements of Operations:
Revenue	$174,539	$—		$174,539
Cost of revenue	126,971	7,386	(a)(b)(e)(f)(g)(h)	134,357

Gross profit	47,568	(7,386)		40,182
Operating expenses
Research and development expense	8,052	103	(a)	8,155
Selling, general and administrative expense	33,541	(7,031	)(a)(e)(f)	26,510
Amortization of intangible assets	1,334	(1,233	)(g)	101
Impairment loss of goodwill	—	—		—
Acquired in-process technology	99	—		99

Total operating expenses	43,026	(8,161)		34,865

Operating income (loss)	4,542	775		5,317
Other income (expense) and interest, net	(143)	(87	)(e)(h)	(230)

Income (loss) from continuing operations before tax and cumulative effect of a change in accounting principle	4,399	688		5,087
Equity share in earnings (losses) of unconsolidated affiliates	1,075	(40	)(b)	1,035
Impairment loss in unconsolidated affiliates	(1,045)			(1,045)
Income tax (expense) benefit	(14,025)	(314	)(b)(c)(d)	(14,339)
Minority interests in losses (earnings) of consolidated subsidiaries, net	(975)			(975)

Income (loss) from continuing operations, net of tax, before cumulative effect of a change in accounting principle	(10,571)	334		(10,237)
Cumulative effect of a change in accounting principle, net of tax	(117)			(117)

Net income (loss)	$(10,688)	334		$(10,354)

Net income (loss) per share:
Basic and diluted:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(0.78)	$0.02		$(0.76)
Per share effect of the cumulative effect of a change in accounting principle	$(0.01)			$(0.01)

Net income (loss)	$(0.79)	$0.02		$(0.77)

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Cost of revenue	$51
Research and development expense	103
Selling, general and administrative expense	(820)

Total	$(666)

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Cost of revenue	$(22)
Equity share in (earnings) losses of unconsolidated affiliates	40
Income tax (benefit) expense	(119)

Total	$(101)

(c)	Includes the effect of restatement to increase income tax expense by $297,000 for U.S. withholding tax obligations on interest payments from IMPCO to BRC and alternative minimum tax for income inclusion on the loan from MTM to IMPCO.
(d)	Includes the correction of an error in recording the deferred tax asset valuation allowance related to our BRC operations, increasing income tax expense by $136,000.
(e)	Includes reclassification of $6,858,000 of certain costs previously classified as selling, general and administrative expense to cost of revenue of $6,826,000 and other expense of $32,000 to correct for an error in classification.
(f)	Includes reclassification of $647,000 of certain costs associated with the closure of our Cerritos facility previously classified as cost of revenue to selling, general and administrative expense to correct for an error in classification.
(g)	Includes reclassification of $1,233,000 of certain costs previously classified as amortization of intangible assets expense to cost of revenue.
(h)	Includes reclassification of $(55,000) of certain costs previously classified as cost of revenue to other income (expense) and interest, net to correct for an error in classification.

	Year Ended December 31, 2004
(in thousands, except per share data)	As Previously Reported	Adjustment		As Restated
Statements of Operations:
Revenue	$118,292	$—		$118,292
Cost of revenue	91,554	1,980	(a)(b)(c)	93,534

Gross profit	26,738	(1,980)		24,758

Operating expenses
Research and development expense	4,634	85	(a)	4,719
Selling, general and administrative expense	20,331	(326	)(a)(c)	20,005
Impairment loss of goodwill	2,833	—		2,833

Total operating expenses	27,798	(241)		27,557

Operating income (loss)	(1,060)	(1,739)		(2,799)
Other income (expense) and interest, net	(5,509)	—		(5,509)
Loss on extinguishment of debt	(6,752)	—		(6,752)

Income (loss) from continuing operations before equity share in earnings (losses), income tax and minority interest	(13,321)	(1,739)		(15,060)
Equity share in earnings (losses) of unconsolidated affiliates	943	—		943
Income tax (expense) benefit	(2,325)	—		(2,325)
Minority interests in losses (earnings) of consolidated subsidiaries, net	(1,176)	—		(1,176)

Net income (loss)	$(15,879)	$(1,739)		$(17,618)

Net income (loss) per share:
Basic and diluted	$(1.71)	$(0.18)		$(1.89)

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Cost of revenue	$58
Research and development expense	85
Selling, general and administrative expense	1,461

Total	$1,604

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(b)	Includes an increase in cost of revenue of $135,000 from the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact.
(c)	Includes reclassification of $1,787,000 of certain costs previously classified as selling, general and administrative expense to cost of revenue to correct for an error in classification .

Restatement Impact on the Consolidated Balance Sheets

The following tables reconcile the Company’s Consolidated Balance Sheets from the previously reported results to the restated results as of December 31, 2005. All dollar amounts are in thousands.

	December 31, 2005
	As Previously Reported	Adjustment		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$27,110	$—		$27,110
Accounts receivable, net	37,447	753	(e)	38,200
Inventories:
Raw materials and parts	23,226	(4,339	)(f)	18,887
Work-in-process	1,256	—		1,256
Finished goods	9,049	3,638	(b)(f)	12,687

Total inventories	33,531	(701)		32,830
Deferred tax assets	—	1,127	(b)(c)(g)	1,127
Other current assets	4,475	(1,034	)(c)(e)	3,441
Related party receivables	3,306	—		3,306

Total current assets	105,869	145		106,014

Equipment and leasehold improvements:
Dies, molds and patterns	7,196	—		7,196
Machinery and equipment	16,599	—		16,599
Office furnishings and equipment	9,818	—		9,818

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

Automobiles and trucks	1,043	—		1,043
Leasehold improvements	3,649	—		3,649

	38,305	—		38,305
Less accumulated depreciation and amortization	24,231	—		24,231

Net equipment and leasehold improvements	14,074	—		14,074

Goodwill	36,338			36,338
Deferred tax assets, net	1,097	(1,097	)(g)	—
Intangible assets, net	11,009	—		11,009
Investment in unconsolidated affiliates	1,387	(40	)(b)	1,347
Non-current related party receivable	3,570	—		3,570
Other assets	3,501	—		3,501

Total Assets	$176,845	$(992)		$175,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,427	$—		$34,427
Accrued expenses	17,836	(630	)(a)(c)(d)(i)	17,206
Current revolving lines of credit	6,248	—		6,248
Current maturities of other loans	2,634	—		2,634
Current maturities of capital leases	278	—		278
Deferred tax liabilities	1,921	(1,921	)(h)	—
Related party payables	4,925	—		4,925

Total current liabilities	68,269	(2,551)		65,718

Term loans	7,688	—		7,688
Capital leases	774	—		774
Other liabilities	3,679	1,527	(i)	5,206
Minority interest	3,152	—		3,152
Deferred tax liabilities	4,997	1,921	(h)	6,918

Total liabilities	88,559	897		89,456

Stockholders’ equity:
Preferred stock
Common stock	14	—		14
Additional paid-in capital	192,070	12,537	(a)(j)	204,607
Shares held in treasury	(616)	—		(616)
Accumulated deficit	(101,560)	(14,429	)(a)(b)(c)(d)	(115,989)
Accumulated other comprehensive income (loss)	(1,622)	3	(c)	(1,619)

Total stockholders’ equity	88,286	(1,889)		86,397

Total Liabilities and Stockholders’ Equity	$176,845	$(992)		$175,853

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Accrued expenses	$837
Additional paid-in capital	12,537
Accumulated deficit	(13,374)

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Finished goods inventories	$(701)
Investment in unconsolidated affiliates	(40)
Current deferred tax asset	119
Accumulated deficit	(622)
(c)	Includes the correction of an error in recording deferred tax asset valuation allowance related to our BRC operations (in thousands):

Amount
Other current asset	$(281)
Current deferred tax assets	(89)
Accrued expenses	(237)
Accumulated deficit	(136)
Accumulated other comprehensive income (loss)	3

(d)	Includes the effect of an adjustment to income tax expense related to a deemed dividend (in thousands):

Amount
Accrued expenses	$297
Accumulated deficit	(297)
(e)	Includes reclassification of $753,000 of certain receivable balances from other current assets to accounts receivable to correct for an error in classification.
(f)	Includes reclassification of $4,339,000 of components from finished goods inventory to raw materials and parts inventory to correct for an error in classification
(g)	Includes reclassification of $1,097,000 of deferred tax assets from long-term to current to correct for an error in classification based on attributes that gave rise to the asset.
(h)	Includes reclassification of $1,921,000 of deferred tax liability from current to long-term to correct for an error in classification based on attributes that gave rise to the liability.
(i)	Includes reclassification of $1,527,000 of deferred compensation liability from accrued payroll obligations to long-term other liabilities to correct for an error in classification.

3.	Acquisition of BRC

On October 3, 2002, the Company entered into an option agreement with the equity holders of BRC under which the Company was granted an option to acquire a 50% ownership interest in BRC for approximately $23.9 million, which included $13.9 million cash and the issuance of 1,154,735 shares of Company common stock (which the parties acknowledged and agreed were valued in the aggregate at $10.0 million).

On July 22, 2003, the Company concluded the acquisition of 50% of BRC for an aggregate purchase price of approximately $24.5 million, which included directly related costs of approximately $0.6 million. The Company applied the equity method of accounting on the basis that the Company did not have effective control over BRC at the time of the 50% acquisition. Applying the principles of purchase accounting to this acquisition required that the Company allocate the aggregate purchase price of approximately $25.5 million (including a total of direct costs of $1.6 million) to the fair value of the net assets and liabilities as of July 22, 2003 in connection with its 50% acquisition of BRC resulting in the step-up in fair value of fixed assets, step-down in fair value of long-term notes and recognized goodwill.

In September 2004, the Company’s board of directors considered the Company’s proposal to acquire the remaining 50% of BRC. The negotiated purchase agreement was announced on October 25, 2004 and included a purchase price that consisted of $10.0 million in cash and 2,549,142 shares of the Company’s common stock. The Company considered the following factors during the course of negotiations to purchase the remaining 50% of BRC: (1) a fairness opinion of the price to be paid for the remaining 50% of BRC provided by an independent valuation firm and (2) the Company believed that the acquisition of BRC, a world-class provider of alternative fuels products to the transportation market, would position the Company in the transportation market as a market leader.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

The completion of the transaction was also contingent on the Company completing an equity offering sufficient to raise at least $15.0 million in cash, to repay the $20.0 million senior subordinated secured promissory notes issued to Bison in July 2003 and to secure the approval of the Company’s shareholders to proceed with the transaction. On December 30, 2004, the Company repaid the Bison note for $22.0 million (see Note 4); on February 11, 2005, the Company completed its equity public offering by issuing a total of 2,300,000 shares of its common stock to investors and realized approximately $26.4 million before transaction fees of approximately $2.3 million and on March 10, 2005, the Company’s shareholders approved the transaction.

The Company concluded the acquisition of the final 50% of BRC on March 31, 2005, following a special stockholders’ meeting held on March 10, 2005 in which the stockholders approved the acquisition. In accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the Company determined the value of the consideration paid to the sellers of BRC for the final 50% to be approximately $39.3 million, based on (1) a cash payment of $10.0 million; (2) the weighted average price of the Company’s common stock for the three days prior to and following October 22, 2004 of $11.48 per share; and (3) the issuance of 2,549,142 shares of common stock. The basis for the determination of the weighted average stock price of $11.48 was the daily closing price of the Company’s common stock on the three days prior to and following the acquisition announcement date of October 22, 2004. The Company incurred $0.8 million and $0.7 million in costs related to the acquisition in December 31, 2004 and 2005, respectively. The Company also acquired approximately $1.5 million in cash.

Purchase Price Allocation as of December 31, 2005

The purchase method of accounting allocates the amount paid for an acquisition over the fair value of the assets and liabilities acquired. The excess of the purchase price over the fair value is classified as goodwill. The portion of the purchase price that represents the fair value of acquired in-process technology or IPR&D on the date of the acquisition is recognized as acquired in-process technology on the consolidated statement of operations in the same period as the acquisition. The Company’s final purchase price allocation considered separately the purchase price allocation for the initial 50% acquisition and the purchase price allocation resulting from the acquisition of the remaining 50% of BRC. The following table summarizes the purchase price allocation and the determination of goodwill, which is not deductible for tax purposes, as of July 22, 2003 for the first 50% acquired and as of March 31, 2005 for the second 50% acquired (in thousands):

	BRC
	1st 50%	2nd 50%
Cash	$13,943	$10,017
Common Stock	10,000	29,264
Directly related expenses	1,585	1,525

Aggregate purchase price	25,528	40,806

Less: IMPCO’s 50% share of
Book value of current assets acquired	14,562	25,418
Book value of equipment and leasehold improvements acquired	2,591	2,308
Book value of long-term assets acquired	636	11,214
Book value of current liabilities assumed	(5,175)	(18,286)
Book value of long-term liabilities assumed	(1,954)	(6,712)
Step-up in fair value of fixed assets	3,662	1,427
Acquired in-process technology	—	99
Step-up in fair value of intangible assets	—	12,523
Step-down in fair value of term note	66	—
Allocation for deferred tax liability	—	(6,441)

Goodwill recognized	$11,140	$19,256

In its allocation of the purchase price, the Company determined that approximately $0.1 million represented IPR&D costs. Accordingly, the Company recorded $0.1 million as expense in its consolidated statement of

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

operations for 2005. This allocation was determined using the income approach, which utilizes a discounted cash flow approach to estimate the present value of future cash flows that are expected to result from R&D projects that were in-process, or incomplete, as of the acquisition date of March 31, 2005. One project was determined to have met the criteria for classification as IPR&D including (1) the existence of remaining technological risks; (2) absence of alternative uses for this project or its underlying assets; and (3) presence of substantive and verifiability qualities that characterize an IPR&D project. The Company used a risk adjusted discount rate of 20% to discount future cash flows reflecting that most of the project was nearing completion and that revenue estimates associated with these projects were already discounted. Other research and development projects were excluded from this classification on the basis that they represented either sustaining engineering projects or they no longer had any significant technological risk associated with them.

The Company determined that the step-up in fair values for fixed assets acquired in the second 50% was approximately $1.4 million and in its allocation of the purchase price assigned acquired intangible assets with definite lives a value of approximately $12.5 million and consisted of the following (in thousands):

Intangible Asset	Remaining Life	Amortization Method	Value
Existing technology	7 years	Straight line	$9,032
Customer relationships	11 years	Sum-of the years digits	1,987
Trade name	11 years	Straight line	1,505

			$12,524

The Company assigned fair values to the intangible assets by applying valuation models that assigned future after-tax cash flows to existing technology and customer relationships as of March 31, 2005. In each case, a 16% discount rate and a statutory tax rate of 37.25% was used. To determine the fair value for the trade name, the Company applied the royalty savings method which is designed to estimate the amount of savings the Company would realize in the future by not having to pay a royalty fee for use of BRC’s trade name.

A deferred tax liability in the amount of approximately $6.4 million was established based on the purchase price allocation. A 37.25% tax rate was applied to the total allocation, as of March 31, 2005, of the net book value of the step-up in fair value of fixed assets acquired in the first 50% of approximately $3.3 million, the step-up in fair values for fixed assets acquired in the second 50% of approximately $1.4 million, the fair value assigned to the intangible assets of approximately $12.5 million and the net book value for the step-down in fair value of long-term debt of approximately $0.1 million.

For the year ended December 31, 2006 and 2005, the Company recorded amortization expense of approximately $1.8 million and $1.3 million for the intangible assets acquired, and depreciation expense of approximately $0.7 million and $0.5 million for the step-up in fair value of the tangible assets acquired, which were estimated to have a remaining useful life of five years.

Pro Forma Consolidated Statement of Operations

The Company completed the purchase of the remaining 50% of BRC on March 31, 2005 and consolidated the March 31, 2005 balance sheet of BRC with the consolidated balance sheet of IMPCO. The Company consolidated the second through fourth quarter 2005 results and cash flows of BRC with the Company’s consolidated statements of operations and cash flows for the year ended December 31, 2005. The following table sets forth unaudited pro forma financial information for the years ended December 31, 2005 and 2004, as if the acquisition had occurred on January 1, 2005 and January 1, 2004, respectively, instead of on March 31, 2005. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations in any future period (in millions, except per share data):

	Years Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
Revenue	$193.8	$176.9
Loss before cumulative effect of a change in accounting principle	$(9.6)	$(3.0)
Basic and diluted loss per share	$(0.69)	$(0.33)

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

4.	Debt

The Company’s outstanding debt is summarized as follows (in thousands):

	December 31, 2006	December 31, 2005
(a) Revolving promissory note—LaSalle Business Credit, LLC	$5,191	$6,248
(b) Revolving lines of credit— various Italian banks	3,912	—
(c) Term loan—Unicredit Banca Medio Credito S.p.A.	7,922	9,428
(d) Term loan—Italian Ministry of Industry, net of discount of $0
And $47 at December 31, 2006 and 2005, respectively	717	779
(e) Other loans	155	115
(f) Capital leases	1,038	1,052

	18,935	17,622
Less: current portion	12,418	9,160

Non-current portion	$6,517	$8,462

The debt is scheduled to be repaid as follows (in thousands):

5 year debt payout:

December 31, 2007	$12,418
December 31, 2008	3,204
December 31, 2009	2,994
December 31, 2010	221
December 31, 2011	98

Total	$18,935

At December 31, 2006, the Company’s weighted average interest rate on outstanding debt was 6.1%.

(a) Revolving Promissory Note—LaSalle Business Credit, LLC

The Company entered into an asset-based credit facility with LaSalle Business Credit, LLC or LaSalle dated July 22, 2003, as amended. The LaSalle senior credit facility matures on January 31, 2008. This revolving credit facility carried an interest rate per annum equal to prime plus 1.0%, which amounted to 9.25% per annum at December 31, 2006 and 7.25% at December 31, 2005, and has a borrowing limit equal to 85% of the Company’s eligible accounts receivable plus the lesser of $4.5 million or 60% of the Company’s eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion. In July 2007, the interest rate was adjusted to prime plus 3.0%. This lender has a senior security interest in substantially all of the Company’s assets located in the United States. As of December 31, 2006 this facility carried a maximum borrowing limit of $9.0 million, of which $7.3 million was the actual borrowing capacity. At December 31, 2006 the outstanding balance under this loan agreement was $5.2 million and approximately $2.1 million was available for borrowing as of that date.

The current financial covenants include, among other things, limits on capital expenditures within any four successive quarters to $4.5 million for IMPCO U.S. and $6.5 million for IMPCO world-wide operations and a requirement that the Company maintain a year to date IMPCO U.S. minimum pre-tax income of not less than a $2.0 million loss at any month end beginning May 31, 2007. At December 31, 2006, the Company was not in compliance with the IMPCO U.S. pre-tax income covenant and LaSalle waived the non-compliance. On July 27,

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

2007, the Company announced that the Company’s financial statements on or after January 1, 2001, should no longer be relied on. As a result, the Company was not compliant with its obligations to provide the lender with current and accurate financial statements. LaSalle has waived the non-compliance resulting from the restatement of the Company’s historical financial statements on the condition that the Company provide them with the restated historical and current financial statements in this annual report on Form 10-K and the Company’s quarterly reports on Form 10-Q by October 31, 2007. In addition, LaSalle waived the financial covenants for each of the fiscal quarters ending June 30, 2004 through and including September 30, 2006 because they may have been impacted as a result of the restatement. The Company also had to seek waivers from LaSalle pertaining to its non-compliance with the minimum U.S. pre-tax income covenant for the year to date periods ending July 31, 2007, August 31, 2007 and September 30, 2007 and the U.S. tangible net worth covenant at September 30, 2007, which it received.

The Company has no assurances that LaSalle will be willing to continue to grant us waivers of and amendments to the terms of this senior credit facility. In addition, amendments or waivers may be on terms that are different from and more onerous to us than the current terms of the senior credit facility. For example, in connection with granting us recent waivers, LaSalle has required that the Company make no payments to MTM under the loan between Fuel Systems and MTM. In order to avoid defaulting on the MTM loan, the Company has had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments back to MTM.

The credit facility expires on January 31, 2008. LaSalle has indicated its intent to not renew the credit facility in the long-term and they may or may not be willing to extend beyond that date while the Company transitions to a new lender. If the Company does not receive additional waivers and amendments if needed, or if the Company seeks and does not receive an extension the Company would have to draw dividends or receive loans from the Company’s subsidiaries to repay the amounts owing or refinance the debt. The Company’s ability to find replacement financing is hampered by the long delay in filing this annual report on Form 10-K for 2006 and the quarterly reports on Form 10-Q for the first two quarters of 2007 and its need to present the consolidated financial statements contained in these periodic reports to prospective lenders as part of the loan application process. As a result, the Company may not be able to secure a new credit facility on terms that are favorable to us before the expiration of the LaSalle senior credit facility and we may not be able to secure a new credit facility by that time, if at all. If the Company cannot repay the amounts owning under the LaSalle senior credit facility, or if the Company cannot obtain the necessary waivers or amendments, or return to compliance with the LaSalle covenants and all other loan covenants, the Company’s lenders may foreclose on certain of its assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on us.

(b) Revolving lines of Credit—Various Italian Banks

At December 31, 2006, BRC had an unsecured line of credit amounting to approximately $1.1 million, based on the exchange rate at December 31, 2006, with no outstanding balance. Additionally, BRC has up to a $13.3 million line of commercial credit secured by customer account receivable, based on the exchange rate at December 31, 2006, of which $3.9 million was outstanding at December 31, 2006 and $9.4 million was available for borrowing. Interest rates at December 31, 2006 for the unsecured credit facility and the commercial credit facility were three-month EURIBOR plus 4% and 1%, respectively, which were 7.7% and 4.7%, respectively. Both lines of credit are callable on demand.

(c) Term loan—Unicredit Banca Medio Credito SpA.

On December 2, 2004, MTM S.r.L. (“MTM”) entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004 (see (g) below). The payment terms are such that MTM will pay approximately $0.6 million on a quarterly basis throughout the term of the loan and interest based on three-month EURIBOR rate plus 1% per annum, which was 4.7% and 3.5% at December 31, 2006 and 2005, respectively. At December 31, 2006, the amount outstanding was $7.9 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is not allowed to remit dividends based on income for the years 2004 and 2005 during the term of the term loan agreement. In addition, MTM is required to maintain net assets of at least $26.4 million based on the exchange rate on December 31, 2006. At December 31, 2006, MTM was in compliance with these covenants.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(d) Term Loans—Italian Ministry of Industry

In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and for research and development expenditures. The 1998 loan was paid off in January 2006. The 2002 loan is repayable in semi-annual installments through 2011 at a subsidized rate of 2.0%. At December 31, 2006, approximately $0.7 million was owed under the 2002 loan.

(e) Other loans

In addition, the Company’s subsidiary in the Netherlands has a $3.0 million credit facility, based on the exchange rate of on December 31, 2006 to the euro, with Fortis Bank. At December 31, 2006, there was no outstanding balance under this credit facility.

In June and July of 2006, the Company financed, through a third-party lender, certain insurance policies for a total of approximately $0.7 million, which are payable within a year from the date of financing. At December 31, 2006, the balance of these outstanding loans totaled approximately $ 0.2 million bearing interest at annual rates of 6.4% to 7.4%.

In April and June of 2005, the Company financed, through a third party lender, certain insurance policies, a total of approximately $0.9 million, which are payable within a year from the date of financing. At December 31, 2005, the balance of these outstanding loans totaled approximately $0.1 million bearing an annual interest rate of 6.5%. These loans were paid off in March 2006.

(f) Capital leases

Capital leases consist primarily of equipment leases for the U.S. operations. The Company added approximately $0.3 million to capital leases in 2006. (See note 6.)

(g) Term Loan—MTM SrL

On December 23, 2004, IMPCO entered into a loan agreement with MTM pursuant to which it borrowed approximately $22.0 million (the “MTM loan”). The proceeds of the MTM loan were used to retire approximately $22.0 million of the Company’s indebtedness to Bison Capital Structured Equity Partners LLC, an amount that included a prepayment premium and accrued but unpaid interest. The MTM loan carries a rate equal to 1.5% above three-month EURIBOR per annum, which was at 5.2% at December 31, 2006 and 4.0% at December 31, 2005, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. Beginning on April 1, 2005, the loan is being repaid in quarterly installments, each in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM loan and related interest have been eliminated in the accompanying consolidated financial statements.

The MTM loan provides for automatic acceleration of the amounts borrowed in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as the Company’s Chief Executive Officer or a material breach of his employment agreement. The MTM loan also provides for acceleration of the loan upon notice from MTM in case of any other default under the loan. In addition, the MTM loan contains restrictive covenants limiting the Company’s ability to: terminate Mariano Costamagna as its Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death; incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the LaSalle senior credit facility); merge, consolidate or sell its assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $5.0 million in fiscal 2006 and $3.0 million in subsequent fiscal years. At December 31, 2006, the amount owed under the MTM loan was approximately $17.5 million and the Company was in compliance with the covenants in the MTM loan and other related terms and conditions.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM loan. In return for their guarantees, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. If the Company fails to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, they may require the Company to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, the Company would lose its rights to participate in BRC’s earnings and assets. This would have a material adverse effect upon the Company’s earnings and its financial position.

In connection with the Company’s continuing non-compliance under the LaSalle senior credit agreement, LaSalle has required that the Company make no payments to MTM under the MTM loan since July 18, 2007. In order to avoid defaulting on the MTM loan, the Company has had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. As of October 3, 2007, the Company owed MTM an additional $2.3 million in short-term debt that the Company must repay by December 1, 2007. An event of default under the LaSalle senior credit facility would not automatically cause a cross-default under the MTM loan.

In 2006, the Company recognized $1.9 million of unrealized losses on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro in other expense. In 2005, the Company recognized $2.3 million of unrealized gains on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro in other income and $0.6 million of unrealized gains on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro in equity in earnings from unconsolidated subsidiaries.

(h) Senior Subordinated Secured Promissory Note—Bison Capital Structured Equity Partners, LLC

On July 18, 2003 the Company entered into an agreement with Bison to sell to Bison a senior subordinated secured promissory note, which we refer to as the Bison Note in the amount of $20.0 million bearing interest at a rate of 11.25%. Interest payments are due monthly over the term of the note and the principal amount of the note is due in full on July 18, 2007. The proceeds of the Bison Note were approximately $17.3 million and resulted in a loan discount of approximately $2.7 million, which was accreted to interest expense over the term of the Bison Note. On December 30, 2004, the Company prepaid the Bison Note in the amount of $22.0 million, which included a principal amount of $20.0 million, a prepayment penalty of $1.0 million and accrued interest $1.0 million, with the $22.0 million proceeds from a five year term loan the Company arranged with MTM. The effective interest rate on the Bison Note at the time of repayment was 18.75%. The Company recognized a loss on extinguishment of debt in the fourth quarter of 2004 in the amount of $6.8 million to (a) reflect the write-off of deferred interest costs in connection with the Bison Note in the amount of approximately $5.8 million including the unamortized portion of Bison and Bathgate warrants in the amounts of approximately $1.7 million and $0.5 million, respectively, the remaining unamortized loan discount costs in the amount of $2.0 million, and unamortized original debt issuance costs in the amount of approximately $1.6 million and (b) the $1.0 million prepayment penalty.

In conjunction with the promissory note agreement the Company issued warrants to Bison to purchase 250,000 shares of the Company’s common stock at an exercise price of $4.00 per share. In September 2003, Bison exercised the warrants and acquired 250,000 shares of common stock. Bathgate Partners were issued a fully vested warrant to purchase 60,000 shares of the Company’s common stock at a price of $14.44, or 120% over its closing price on the date of grant. These warrants were exercised in 2006, as discussed in Note 7, “Stockholders’ Equity”, below.

(i) Line of Credit—The Hong Kong and Shanghai Banking Corporation Ltd.

In April 2002, IMPCO Japan secured approximately $0.6 million line of credit facility with the HSBC, Osaka branch. This line of credit was renewed in March 2003 with a fixed interest rate of 1.685% for a period of 12 months and matured in April 2004. The line of credit was cash secured by a restricted account with National Australian Bank Limited, which issued a stand-by letter of credit to HSBC as collateral for the line of credit. At December 31, 2003, the outstanding loan balance was approximately $0.6 million, bearing interest at a rate of 1.685%. In April 2004, the amount outstanding of $0.6 million was fully paid and the restricted cash became unrestricted.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

5.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
		(as restated)	(as restated)
Current:
Federal	$203	$298	$—
State	32	—	—
Foreign	11,180	6,365	—

	11,415	6,663	—

Deferred:
Federal and State	(184)	5,889	(7,023)
Foreign	(2,097)	(809)	991
Change in Valuation Allowance	159	2,596	8,357

	(2,122)	7,676	2,325

Total provision for income taxes for continuing operations	$9,293	$14,339	$2,325

Income (loss) before income taxes and equity share in income of unconsolidated affiliates for U.S. and foreign-based operations is shown in below (in thousands):

	Years Ended December 31,
	2006	2005	2004
		(as restated)	(as restated)
U.S.	$(3,207)	$(6,539)	$(14,873)
Foreign	20,666	11,626	(187)

Income (loss) from operations before income taxes and equity share in income of unconsolidated affiliates	$17,459	$5,087	$(15,060)

The 2006 tax expense consists of approximately $9.1 million related to the Company’s foreign operations and $0.2 million foreign tax withholding on dividends from the Company’s Netherlands subsidiary, state and federal taxes, and U.S. tax withholding obligations on IMPCO interest payments to MTM under the MTM loan.

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in ownership structure may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. The Company has experienced several ownership changes since 1999, the impact of which resulted in approximately $11.4 million of federal net operating loss carryovers and federal and state tax credit carryovers that will expire unused due to limitations imposed under IRC Section 382 and 383. These deferred tax assets and related valuation allowance have been removed from the deferred tax asset schedule below.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

The components of the Company’s deferred tax liabilities and assets is as follows (in thousands):

	Years Ended December 31,
	2006	2005
		(as restated)
Deferred tax liabilities:
Tax over book depreciation	$(44)	$(428)
Foreign deferred tax liability	(6,024)	(6,616)
Other, net	(96)	(695)

	(6,164)	(7,739)

Deferred tax assets:
Tax credit carryforwards	1,495	1,785
Net operating loss carryforwards	19,722	19,978
Valuation allowance	(24,282)	(24,123)
Stock compensation	707	1,894
Inventory reserves	403	368
Foreign deferred tax asset	2,657	1,126
Other, net	1,818	911

	2,520	1,948

Total net deferred tax balances	$(3,644)	$(5,791)

Net deferred tax assets	$2,676	$1,127
Less: deferred tax assets, current	2,658	1,127

Net deferred tax assets, non-current	$18	$—

Net deferred tax liabilities	$(6,320)	$(6,918)
Less: deferred tax liabilities, current	—	—

Net deferred tax liabilities, non-current	$(6,320)	$(6,918)

Based upon the substantial net operating loss carryovers and expected future operating results, management concluded that it is more likely than not that substantially all of the deferred tax assets as of December 31, 2006 may not be realized. The balance of the total valuation allowance was $24.3 million as of December 31, 2006. In addition, the Company expects to provide a full valuation allowance on future tax benefits in the United States until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities as of December 31, 2006 includes goodwill temporary differences of $0.3 million.

Federal net operating loss carryforwards of approximately $51.4 million expire between 2020 and 2026. California net operating loss carryforwards of approximately $47.0 million expire between 2010 and 2016. The Company also has research and development credit carryforwards for state income tax purposes of approximately $2.5 million, which do not expire for tax reporting purposes. The Company also has $0.2 million of foreign tax credits that begin to expire in 2015.

Not included in the deferred tax assets as of December 31, 2006 is approximately $0.5 million of tax benefits related to employee stock compensation. If and when realized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital, rather than a reduction of the income tax provision.

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is based on income (loss) from operations before income taxes and equity share in income of unconsolidated affiliates and minority interests as follows:

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	Years Ended December 31,
	2006	2005	2004
		(as restated)	(as restated)
Federal statutory income tax rate	34.0%	34.0%	(34.0)%
Permanent differences	5.6	8.6	4.0
Stock compensation	—	—	3.0
State tax, net of federal benefit	(0.3)	—	0.2
Foreign tax in excess of expected tax	13.2	82.0	7.4
True up of deferred tax assets	(1.1)	—	—
Federal AMT	—	2.9	—
Valuation Allowance	0.9	13.9	34.8
Other	0.9	(2.1)	—

Effective tax rate	53.2%	281.9%	15.4%

As of December 31, 2006, undistributed earnings, except with respect to our 51% interest in IMPCO-BERU Technologies B.V., are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $23.9 million and $1.3 million of earnings of BRC (for the MTM loan) and IMPCO Australia (for an intercompany transaction) as such amounts were deemed to be a constructive dividend creating taxable income for U.S. income tax purposes; upon distribution of earnings in the form of dividends, or otherwise, in excess of these amounts, the Company may be subject to United States income taxes. In addition, the Company would be subject to withholding taxes payable to various foreign countries. To the extent we have repaid the MTM loan (we have repaid $5.3 million as of October 3, 2007, which is net of our recent $2.3 million in short term borrowings from MTM), such amounts could be drawn as a dividend from BRC without U.S. income tax consequences.

The Company files income tax returns in the U.S. federal jurisdiction and various foreign and state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2001 and is no longer subject to tax examinations for significant foreign jurisdictions for years prior to 2003. The Company is currently under examination by the Italian tax authorities and has accrued approximately $0.1 million related to this examination.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

6.	Commitments and Contingencies

(a) Leases

The Company has certain non-cancelable operating leases for facilities and equipment, and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under non-cancelable leases at December 31, 2006 are as follows (in thousands):

	Lease Obligations
		Operating Leases
Years Ended December 31,	Capital Lease Obligations	Third Party Obligations	Related Party Obligations	Sublease Income	Net Obligations
2007	$432	$2,470	$1,078	$(509)	$3,039
2008	441	2,025	1,118	(739)	2,404
2009	204	1,621	1,118	(420)	2,319
2010	62	1,408	1,118	(194)	2,332
2011	15	1,361	1,118	(148)	2,331
Thereafter	—	6,492	3,540	—	10,032

Total minimum lease payments	$1,154	$15,377	$9,090	$(2,010)	$22,457

Less: imputed interest (6.5% - 8.15%)	(116)

Present value of future minimum lease payments	1,038
Less: current portion	(367)

Long-term capital lease obligation	$671

In 2004, the Company subleased a portion of its Cerritos, California warehouse to an unrelated third party. The sublease agreement term covered the period commencing April 1, 2004 to May 1, 2006. The unrelated third party continued to sublease the warehouse on a month-to-month basis from May 1, 2006 through February 28, 2007. The Company received approximately $0.2 million in sublease payments for each of the years ended December 31, 2006, 2005, and 2004, respectively. The annual rent to be received has been reflected as a reduction in future minimum lease payments.

The Company exited its Seattle research and development facility, which is referred to as the Seattle Facility, on August 1, 2005 and relocated key technical personnel to other Company facilities. It subleased the Seattle Facility for a period of 120 months through September 30, 2011. The sublease income expected under the agreement approximates the lease obligation. The Company received approximately $0.2 million and $0.1 million in sublease income for the years ended December 31, 2006 and 2005, respectively.

The Company also relocated its combined corporate headquarters and IMPCO U.S. business operations from its former location in Cerritos, California to Santa Ana, California. On September 6, 2005, the Company entered into a lease agreement with a term of 13 years and annual rent of $714,000 which is set to increase 3% every year pursuant to the terms of the agreement. The Company is recording rent expense using a straight-line basis for the 3% increases. In connection with the relocation, the Company recorded approximately $0.9 million in expenses in the year ended December 31, 2005, consisting of approximately $0.1 million in accelerated amortization expense for leasehold improvements and furniture and fixtures, approximately $0.3 million for incremental rent expenses prior to the planned exit of the Cerritos facility in early 2006, $0.2 million for relocation and set-up costs and approximately $0.3 million for the fair value of the remaining lease obligation reduced by estimated sublease rentals for the Cerritos facility which extends until 2009. The remaining lease obligation is included in accrued expenses at December 31, 2006. During 2006, the Company incurred $0.2 million for incremental rent expense for the Santa Ana facility prior to the exit of the Cerritos facility in April 2006 and revised

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

the estimated cost for the sublease of the Cerritos facility resulting in an additional expense of approximately $0.2 million. During the year ended December 31, 2006, the Company incurred approximately $1.9 million in cash outflows, of which approximately $1.7 million related to leasehold improvements in the new facility.

A reconciliation of accrued restructuring costs related to the relocation from Cerritos to Santa Ana for the year ended December 31, 2006 is as follows (in thousands):

	Relocation & Set Up	Amortization of Leasehold Improvements	Rent and Other Exit Costs	Total
Accrued restructuring costs at December 31, 2004	$—	$—	$—	$—

Additional accruals			366	366
Cerritos relocation costs	200	82	281	563
Payments (net of sublease)	(200)		(363)	(563)

Accrued restructuring costs at December 31, 2005	—	82	284	366

Additional accruals			118	118
Cerritos relocation costs			244	244
Payments (net of sublease)			(350)	(350)

Accrued restructuring costs at December 31, 2006	$—	$82	$296	$378

In July 2002, BRC sold two parcels of real property located in Cherasco, Italy, including the buildings situated thereon, to IMCOS Due SrL, which we refer to as IMCOS Due, a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The price and other terms of this sale reflected the fair market value for the property based upon an appraisal conducted at the time of the purchase. Subsequently, IMCOS Due leased back to BRC and MTM under an eight-year lease, the portion of these properties that were previously occupied by those entities. The terms of this lease reflect the fair market value for the lease of such property based upon an appraisal conducted at the time of the leasing transaction. In 2005, BRC leased an additional building from IMCOS Due. MTM leased a fourth building from IMCOS Due in 2006. Total lease payments to IMCOS Due for 2006, 2005 and 2004 were approximately $0.9 million, $0.7 million and $0.5 million, respectively.

Total rental expense under the operating leases for 2006, 2005 and 2004 were approximately $3.0 million, $3.3 million, and $1.9 million, respectively, net of sublease payments of $0.5 million in each year. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

(b) Contingencies

The Company is subject to certain claims that arise in the ordinary course of business. In the opinion of management, no pending or threatened claims, actions, or proceedings against the Company are expected to have a material adverse effect on the Company’s financial statements. MTM is a defendant in a lawsuit brought by ICOM, SrL, filed in the local court at Milan, Italy. That lawsuit initially sought injunctive relief and damages for infringement of ICOM’s alleged exclusive rights to sell ring-style gaseous fuel tanks in Italy. The trial court initially denied the plaintiff’s motion for injunctive relief and subsequently denied the plaintiff’s damages claims. The case remains on appeal with the final hearing scheduled on March 4, 2008; Company’s management believes that the plaintiff’s claims are without merit.

(c) Investment and Tax Savings Plan

The Company’s Investment and Tax Savings Plan (the “Plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section401(k). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All U.S. employees who are at least age twenty-one or older are eligible to participate in the Plan on the first day of employment with the Company. Eligible employees of the Company who elect to participate in the Plan may contribute into the Plan not less than 1% or more than 15% of compensation. The Company’s matching contributions are discretionary and match elective salary deferrals up to

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

3.0% of compensation. Approximately 60% of eligible employees were enrolled in the 401(k) plan at December 31, 2006. Employer contributions approximated $0.2 million, $0.3 million and $0.2 million for 2006, 2005 and 2004, respectively.

(d) Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan wherein selected key employees may elect to defer a portion of their compensation each year. The Plan is administered by a third party Plan administrator. Employee contributions are invested in mutual funds and consequently are considered to be traded instruments. The Company matches 50% of the employee contribution up to an annual maximum of $12,500. Participants in the plan are 25% vested in the amount of the Company matching contributions upon attaining two years of service, with an additional 25% vested for each additional year of service thereafter. The Company recognizes the expense for the Company match over the service period. In 2006, 2005 and 2004, the Company recorded expense of $0.2, $0.1 and $0.2, respectively.

The cash contributed by the Company is invested in Company common stock acquired in the open market, which is carried at cost and classified as a deduction of equity in shares held in treasury on the balance sheet (see Note 7 for further discussion). The value of the Company’s common stock is calculated and recorded as a liability at market value and is classified as a long-term liability on the Company’s balance sheet. The Company includes the common stock of the plan in its computations of basic and diluted net income on net loss per share. According to EITF 97-14, Accounting for Deferred Compensation Arrangement Where Amounts Earned are Held in a Rabbi Trust and Invested, the Company consolidates the assets of the Plan as part of the Company’s assets at the end of each quarter, which are classified as long-term assets on the Company’s balance sheet. At December 31, 2006, the assets and liabilities under the plan were $1.3 million and $1.7 million, respectively, and at December 31, 2005, $1.2 million and $1.5 million, respectively.

(e) Employment Agreements

Mariano Costamagna

Mariano Costamagna entered into an employment agreement pursuant to which he became Chief Executive Officer effective January 1, 2005 until May 31, 2009. Mr. Costamagna’s initial base salary is $360,000 per year, and he is entitled to receive bonus incentives. Mr. Costamagna will relocate his primary residence to the United States, with the Company bearing his visa and moving expenses (including the expenses of his return move to Italy unless his termination is for “cause” or unless he resigns without “good reason”).

Mr. Costamagna’s employment agreement contains very limited provisions for termination (with certain exceptions for termination upon his death). If, during the term of his employment, the Company terminates his employment other than for “cause” or if he resigns for “good reason,” the Company must pay him a severance payment equal to $5.0 million (subject to certain limited reductions if he sells more than 20% of the common stock he has received in connection with his sales of his portion of BRC). Accordingly, prior to May 31, 2009, the Company’s right to terminate his employment without triggering this obligation is limited to circumstances in which he commits a crime or engages in gross negligence or willful misconduct that adversely impacts our legitimate business interests or in which his act or omission materially interferes with his duties or represents a breach of his employment agreement that continues following notice and a four-week cure period. Similarly, Mr. Costamagna may resign and claim the severance payment if (after having given written notice and an opportunity to cure a defect) his title, duties, responsibilities or status are materially diminished, if his base salary or bonus is inappropriately reduced, or if his responsibilities are delegated to another person. The severance payment also triggers upon termination occasioned by death or disability, provided that in such cases he must qualify for life and disability insurance covering these obligations. Moreover, a termination of his employment for any reason (with limited exceptions for termination upon his death) constitutes an event as of default under the MTM Loan and affords him or his estate an ability to accelerate the amounts then outstanding under that loan. In addition to his base salary, Mariano Costamagna will also be paid approximately $125,000 as compensation for his services as a director of MTM until September 30, 2007.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

Brad E. Garner

The Company had an employment agreement with Brad Garner, former Chief Operating Officer of IMPCO, commencing on January 5, 2004 through the effective date of his resignation on February 28, 2007. The agreement was subject to termination events, which include Mr. Garner’s resignation and our right to terminate him. If terminated by the Company, Mr. Garner was entitled to cash payments equal to his annual base salary plus additional cash compensation that he would have earned for the remaining months following the effective date of termination of employment and the benefits shall continue for the remaining months of the year following the effective date of termination of employment. Since Mr. Garner resigned from his position with IMPCO, the Company will not have to pay any severance benefits to him under the contract.

The Company entered into an independent contractor agreement with Brad Garner effective May 14, 2007 for a period of three months to transition his duties. In return for his services, the Company paid Mr. Garner a total of $31,500.

Pier Antonio Costamagna

As a condition to his obligations under the BRC purchase agreement, Pier Antonio Costamagna entered into an employment agreement with MTM effective March 31, 2005 pursuant to which he became MTM’s Director of Mechanical Engineering until May 31, 2009. Pier Antonio Costamagna’s initial base salary is approximately $360,000 per year, and he is entitled to participate in MTM’s existing bonus plans and arrangements, but not entitled to receive bonus incentives from IMPCO. Pier Antonio Costamagna’s employment agreement does not contain the severance provisions contained in Mariano Costamagna’s agreement, nor does such termination represent a default under the MTM Loan.

Robert M. Stemmler

On March 11, 2005, the Company entered into a revised employee consulting agreement with Robert M. Stemmler, former Chief Executive Officer, pursuant to which he will perform duties assigned to him by the Company’s Chief Executive Officer from March 11, 2005 through March 31, 2007. Mr. Stemmler had been Chairman of the Company’s board of directors, but agreed to resign as a director effective May 3, 2005. The Company will pay Mr. Stemmler a total of $300,000 as an employee consulting fee, provide him with life and long-term disability insurance during the term of the agreement and permit his stock options to continue to vest during the term of the agreement. In addition, the Company will reimburse Mr. Stemmler and his wife for the cost of medical insurance, initially in the form of COBRA coverage and then, from August 2005 until death, in the form of supplemental Medicare J insurance, or medical insurance comparable to that provided by the Company if supplemental Medicare insurance is not available for him and his spouse. The agreement cannot be terminated by the Company, and Mr. Stemmler’s death or disability does not terminate the agreement or relieve the Company of its obligation to pay the consulting fee. As a result, the Company recognized expense of approximately $1.7 million in the first quarter of 2005 consisting of $1.3 million of stock-based compensation expense for the modification of option terms (see Note 7), accrued expenses of $0.3 million for the employee consulting fee, and $0.1 million for lifetime medical benefits for the former CEO and his wife. As of December 31, 2006, the accrued expense remaining related to the terms of the revised employee consulting agreement was approximately $0.1 million.

Terry Clapp

On January 5, 2005, the Company entered into a Consulting Agreement with Terry Clapp, former Chief Operating Officer of international operations, for a term that expired on March 5, 2006. The agreement required payment of a total base salary of approximately $325,000 (using the December 31, 2004 exchange rate) for the entire 14 month term of the agreement, and provided for participation in the Company’s 2000, 2002, 2003 and 2004 Incentive Stock Option Plans. The agreement did not allow for termination by the Company during the term of the agreement. As a result, the Company recognized expense of approximately $0.5 million in the first quarter of 2005 consisting of $0.2 million of stock-based compensation expense for the modification of option terms (see Note 7) and accrued expenses of $0.3 million for the consulting fee. As of December 31, 2006, there was no balance remaining in accrued expense related to the terms of the revised employee consulting agreement.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(f) Severance Funds

Italian law requires companies to make a mandatory termination payment called the Trattamento di Fine Rapporto (“TFR”) to employees. It is paid, as a lump sum, when the employment ends for any kind of reason such as resignation or layoff. The severance indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration. It corresponds approximately to one month’s salary for each year of service for each employee. There is no vesting period or funding requirement associated with the liability. The liability recorded in the balance sheet is the amount that the employee would be entitled to if the employee terminates immediately. During 2006 and 2005, BRC had recorded $1.0 million and $0.7 million, respectively, in expense for TFR and has a long-term liability accrued in the amount of $4.1 million and $3.1 million, as of December 31, 2006 and 2005, respectively. The liability for severance indemnities relates primarily to the Company’s employees in Italy.

7.	Stockholders’ Equity

(a) Stockholder Protection Rights Agreement

On June 27, 2006, the Company implemented a Stockholder Protection Rights Agreement and declared a dividend of one right on each outstanding share of the Company’s common stock. Each right entitles the holder, upon certain events, to purchase, at an exercise price of $100.00 per share, shares of Fuel Systems common stock with a value equal to twice the exercise price. The dividend was paid on August 23, 2006. The Company’s prior stockholder protection rights agreement terminated in accordance with its terms as a result of the reorganization.

(b) Capital Transactions

On December 19, 2003 the Company concluded the issuance and sale of 750,000 shares of common stock to certain institutional investors at $12.80 per share, yielding net proceeds of approximately $8.8 million after discounts and commissions. The offering was conducted as a private placement under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The proceeds of this offering were used to retire short-term debt and for working capital. During 2004, additional payments in the amount of approximately $251,000 related to this transaction were incurred, and recorded in additional paid-in capital.

In February 2005, the Company completed a public offering in which it sold 2,300,000 shares of common stock to investors and realized net proceeds of approximately $24.1 million based on a selling price of $11.50 and net of issuance costs of approximately $2.3 million. As a precondition to the remaining 50% acquisition of BRC that was completed on March 31, 2005, the Company used approximately $10.0 million of the proceeds as payment to the sellers of BRC. The remaining cash proceeds from the equity offering will be used primarily for working capital purposes.

On March 10, 2005, the Company’s stockholders approved the BRC acquisition (see note 3) and the issuance of 2,549,142 shares of common stock in accordance with the October 22, 2004 Equity Purchase Agreement between the Company and the equity holders of BRC. On March 31, 2005, the Company completed the acquisition of BRC by issuing the 2,549,142 shares of the Company stock at a weighted average stock price of $11.48, valued at approximately $29.3 million based on the price of the Company’s stock for three trading days prior to and following October 22, 2004.

(c) Shares Held in Treasury

The Company matches employee contributions to its non-qualified deferred compensation plan (see Note 6 for further discussion regarding the plan) up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock acquired in the open market. These shares are carried at cost and classified as a deduction of equity. As of December 31, 2006 and 2005, the Company had 22,110 and 32,519 shares held in treasury, respectively, with a value of approximately $0.3 million and $0.4 million, respectively, for the deferred compensation plan.

As of December 31, 2006 and 2005, the Company also had 11,928 shares held in treasury with a value of approximately $0.2 million which came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised in 2003.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(d) Stock-based Compensation

As part of the reorganization, the Company assumed IMPCO’s obligations under ten stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options under the plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Of the ten stock option plans, one has expired and shares can no longer be granted under that plan although shares outstanding under this plan can be exercised until they expire or are cancelled. At the Company’s August 23, 2006 stockholders meeting, the 2006 Incentive Bonus Plan was approved, providing for restricted stock awards of up to 400,000 shares in addition to cash awards. With the approval of this plan, the Company does not intend to grant any additional options available for future grant under its prior plans. There were no option grants in 2006 or 2005.

During 2004, the modified the option terms for its former Chief Financial officer by accelerating the vesting on certain options and extended the term of exercisability of the stock options to purchase approximately 30,000 shares of its common stock. The Company recognized $0.3 million of stock-based compensation expense in selling, general and administrative expense in 2004 related to the modification of options terms using the intrinsic value method in accordance with APB No. 25.

During 2005, the Company determined that the anticipated responsibilities and duties of a currently and continuously employed consultant (the former CEO) of the Company would not be significant or sufficient enough to justify the continued recognition of the employee’s compensation costs over the remaining two-year term of the employee’s current employment and consulting agreement. The Company extended the term of exercisability of the stock options to purchase approximately 549,000 shares of its common stock held by the former executive and recognized compensation expense included in selling, general and administrative expense of approximately $1.3 million for accounting purposes in 2005 for the modification of option terms. The Company also extended the term of exercisability of stock options previously granted to a former vice president and chief operating officer for international operations of the Company whose current duties and responsibilities as an executive advisor would not be significant or sufficient enough to justify the scheduled vesting of his remaining stock options to purchase 77,500 shares of the Company’s common stock over the remaining term of his employment agreement, which expired March 6, 2006. As a result, the Company recognized compensation expense included in selling, general and administrative expense of approximately $0.2 million in 2005 for the modification of option terms. Expense related to the outstanding stock options held by the former CEO was determined using the intrinsic value method, in accordance with APB No. 25, and the closing price of the Company’s stock as of March 11, 2005 of $12.40 per share. The Company applied the intrinsic value method to the stock options held by a former vice president and chief operating officer based on the closing price of the stock as of January 5, 2005 of $14.38 per share. In total, during 2005, the Company recognized approximately $1.5 million in option expense related to these former executive officers. In addition, in 2005, the Company recognized approximately $26,000 in compensation expense included in selling, general and administrative expense in connection with the extension of the exercise date by which its previous Chief Financial Officer could exercise his stock options upon his resignation on April 7, 2005.

The Company also recorded stock-based compensation expense under APB No. 25 related to vesting of stock options in 2005 and 2004 of $0.9 million and $2.3 million, respectively. In 2006, the Company recorded stock-based compensation expense under SFAS No. 123R, see discussion of Adoption of SFAS No. 123R below, of $1.7 million of which $1.6 million related to stock options and $0.1 million related to restricted stock.

Stock-based compensation expense for the years ended December 31, 2006, 2005 and 2004 was allocated as follows (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005 (as restated)	Year Ended December 31, 2004 (as restated)
Cost of revenue	$82	$35	$58
Research and development expense	152	63	190
Selling, general and administrative expense	1,425	2,323	2,323

	$1,659	$2,421	$2,571

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

Adoption of SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. This statement requires the Company to recognize grant date fair value of stock options and other equity-based compensation as expense in its financial statements. The modified prospective transition method also requires that stock-based compensation expense be recorded for all awards granted prior to January 1, 2006, but not yet vested, based on the grant date fair-value as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the year ended December 31, 2006 has been reduced by estimated forfeitures based on historical trends of option forfeitures. The Company has recorded approximately $1.6 million of stock-based compensation expense for stock options during the year ended December 31, 2006 as a result of the adoption of SFAS No. 123R.

Prior to adopting SFAS No. 123R, the Company presented all excess tax benefits, if any, resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123R requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS No. 123R in the year ended December 31, 2006 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

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

Stock-Based Compensation Activity—Stock Options

Shares of common stock issued upon exercise of stock options or awards under the employee stock purchase plan are from previously unissued shares. The following table displays stock option activity including the weighted average stock option prices for 2006, 2005 and 2004 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2003 (as restated)	1,373,436	$9.43
Granted (as restated)	543,006	11.55
Exercised (as restated)	(21,900)	8.44
Forfeited (as restated)	(123,166)	10.39

Outstanding at December 31, 2004 (as restated)	1,771,376	10.02
Granted (as restated)	—	—
Exercised (as restated)	(210,628)	7.59
Forfeited (as restated)	(200,664)	10.68

Outstanding at December 31, 2005 (as restated)	1,360,084	10.30
Granted	—	—
Exercised	(597,885)	9.15
Forfeited	(142,670)	11.78

Outstanding at December 31, 2006	619,529	$11.08

Vested and expected to vest at December 31, 2006	604,977	$11.08	6.7 yrs	$6,658

Shares exercisable at December 31, 2004 (as restated)	607,459	$9.43	5.7 yrs	$3,469

Shares exercisable at December 31, 2005 (as restated)	723,080	$10.24	5.6 yrs	$1,004

Shares exercisable at December 31, 2006	328,398	$11.32	6.4 yrs	$3,540

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at each respective period. During the years ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of options exercised under our stock option plans was $5.2 million, $1.3 million and $ 0.1 million, respectively, determined as of the date of option exercise.

As of December 31, 2006, there were approximately $0.9 million of total unrecognized compensation costs related to unvested share-based compensation arrangements granted under our stock award plans. That cost is expected to be recognized over a weighted-average period of two years.

The following table sets forth summarized information with respect to stock options outstanding and exercisable at December 31, 2006:

	Outstanding at December 31, 2006			Exercisable
Exercise Price Range:	Number of Shares	Average Life (years)	Average Price	Number of Shares	Average Price
$6.01 to $9.00	151,752	5.9	$6.42	86,500	$6.46
$9.01 to $12.00	216,073	7.4	11.42	77,072	11.48
$12.01 to $13.00	96,358	6.7	12.11	53,356	12.14
$13.01 to $15.00	148,792	6.5	14.34	104,916	14.34
$15.01 to $25.00	6,554	4.1	18.34	6,554	18.34

	619,529	6.7	$11.08	328,398	$11.32

During the year ended December 31, 2006, the Company issued 597,889 shares of common stock from the exercise of stock options at an average price of $9.15, with proceeds to the Company of approximately $5.5 million.

At December 31, 2006, there were approximately 451,434 option shares available for grant. The Company has discontinued issuance of new options under existing option plans, in conjunction with the August 2006 approval of the 2006 Incentive Bonus Plan.

Stock-Based Compensation Activity—Restricted Stock

In accordance with its director compensation policy, the Company issued shares of restricted common stock to non-employee directors on April 25, 2006 and August 24, 2006, as shown in the table below, at a purchase price equal to the per share par value of $0.001. With respect to the new directors, these shares vest in three equal yearly installments beginning on the date of grant. For grants to returning directors, shares are fully vested as of December 31 of the year in which granted. The company measured the fair value of each of these awards as if they were vested and issued on their respective grant dates. Stock-based compensation expense recorded in 2006 was $0.1 million related to the vesting of the restricted stock. The following table details our restricted stock grants during the year ended December 31, 2006:

	Shares of Restricted Common Stock Granted
	April 25, 2006	August 24, 2006
New non-employee directors	1,401	1,488
Continuing non-employee directors (fully vested on December 31, 2006)	—	7,440

Total issued	1,401	8,928

Total purchase price	$2.80	$8.94

Grant date fair value per share	$7.14	$13.44

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

A summary of our unvested restricted stock awards as of and the changes during the year ended December 31, 2006 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	10,329	13.55
Vested	(7,440)	13.44

Nonvested at December 31, 2006	2,889	$13.85

In August 2006, the Company’s stockholders approved the 2006 Incentive Bonus Plan. Under the plan, the compensation committee of the Company’s Board of Directors may grant bonus awards (in the form of cash, restricted stock or a combination of both) to some or all of IMPCO’s and its subsidiaries’ employees based on that division’s profitability and the attainment of individual employee’s performance goals, and to some or all of BRC’s and its subsidiaries’ employees based on that division’s profitability and the attainment of individual employee’s performance goals. Based on profitability of both IMPCO and BRC for 2006, some employees were provided with bonuses in May 2007 based on performance in 2006. The Company paid a portion of the bonus in cash and a portion in restricted stock. The restricted stock vests 25% on the date of the grant and the balance in three equal annual installments. The Company has recorded an expense of $0.9 million for accrued incentive bonus expense during the year. The first 25% vesting of restricted stock on the date of grant in the amount of $0.1 million which was accrued at December 31, 2006 was reclassified to equity when the restricted stock grant was issued in May 2007.

(e) Warrants

On August 15, 2002, the Company issued a fully vested warrant to acquire 10,000 shares of the Company’s common stock to an independent consultant at an exercise price of $5.22 per share. The Company recognized an expense of $44,000 in fiscal year 2003 based on the following assumptions under the Black Scholes model: expected life of the warrant—4.0 years; price volatility—80.1%; risk free interest rate—5%; and the dividend yield—0%. The warrant was fully exercised in 2006.

In connection with an $8.0 million loan commitment obtained in March 2003 from a Company director that expired on July 31, 2003, the Company granted a warrant, which vested immediately, to the director to purchase 100,000 shares of IMPCO stock at a price of $5.02 per share. The warrant expires in four years from the date of grant. The Company determined a fair value of the warrant issued to equal approximately $0.3 million based on the application of the Black-Scholes model. The following assumptions were made in connection with the Black-Scholes model: expected life of the warrant—4.0 years; price volatility—87.5%; risk-free interest rate—4.0% and the dividend yield—0%. At the time of issuance, the Company accounted for this warrant as an increase of approximately $0.3 million in additional paid in capital and deferred interest costs subject to amortization to expense based of the expected life of the loan, or less than one year. The warrants were fully exercised in 2006.

On April 14, 2003, the Company entered into agreements with investors to provide approximately $3.1 million in bridge loans, of which $1.4 million was from an entity related to one of the Companys directors. In conjunction with the bridge loan agreements the Company issued warrants to the investors to purchase 152,500 shares of the Companys common stock at $4.92, or 120% of the then market price. The Company determined a fair value of the 152,500 warrants issued equal to approximately $0.4 million based on the application of the Black-Scholes model. The following assumptions were made in connection with the Black-Scholes model:

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

expected life of the warrant—5.0 years; price volatility—63.2%; risk-free interest rate—3.6% and the dividend yield—0%. At the time of issuance, the Company accounted for these warrants as an increase of approximately $0.4 million in additional paid in capital and deferred interest costs subject to amortization to expense based of the expected life of the loan, or less than one year. The warrants expire on April 14, 2008. During 2003 and 2004, 85,000 warrants were exercised with 67,500 warrants unexercised at December 31, 2006.

On May 15, 2004, the Company issued a fully vested warrant to purchase 60,000 shares of IMPCO common stock to Bathgate Partners, LLC in connection with the Bison Note, fully vested, at a price of 120% over the then closing price, or $14.44 per share. The Company determined a fair value of the warrant issued equal to approximately $0.5 million based on the application of the Black-Scholes model. The following assumptions were made in connection with the Black-Scholes model: expected life of the warrant—5.0 years; price volatility—89.1%; risk-free interest rate—4.19% and the dividend yield—0%. The Company recognized $0.5 million as interest expense in 2004 in connection with the prepayment of the Bison Note in December 2004. During 2006, 23,388 of these vested warrant shares were tendered in lieu of cash for the exercise price of 13,760 shares of common stock. The shares tendered in lieu of cash have been reflected in the 2006 forfeited amount in the table below. As of December 31, 2006, there are 22,852 outstanding warrants. The warrant expires May 15, 2009.

Stock warrants activity in 2004, 2005 and 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	407,500	$9.55
Granted	60,000	14.44
Exercised	(80,000)	4.92
Forfeited	—	—

Outstanding at December 31, 2004	387,500	11.26
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2005	387,500	11.26
Granted	—	—
Exercised	(123,760)	6.08
Forfeited(a)	(173,388)	14.85

Outstanding at December 31, 2006	90,352	$7.33

(a)	Forfeited warrants include 23,392 vested warrant shares tendered in lieu of cash for the exercise price of 13,760 shares of common stock.

The following table sets forth summarized information with respect to warrants outstanding and exercisable at December 31, 2006:

Exercise Price:	Outstanding at December 31, 2006	Life Remaining
$4.92	67,500	15 months
$14.44	22,852	28 months

	90,352	19 months

8.	Related Party Transactions

In 2006, the Company purchased products from MTE SrL, TCN SrL, Europlast, Biemmedue SpA and MTM Hydro SrL for approximately $5.8 million, $4.2 million, $3.5 million, $66,600 and $8,600 respectively. In 2006, the Company also sold to WMTM, Jehin Engineering, Europlast, MTE SrL, MTM Hydro and Biemmedue SpA products in the amount of approximately $4.0 million, $0.6 million, $0.2 million, $48,200, $33,100 and $28,200, respectively.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

In 2005, the Company sold $0.7 million in products to IBMexicano for distribution in the Mexico market. In 2005, the Company purchased products from MTE SrL, TCN SrL, Europlast, and Biemmedue SpA for approximately $4.9 million, $2.5 million, $2.4 million and $40,000, respectively. In 2005, the Company also sold to MTE, Jehin Engineering, WMTM, and MTM Hydro products in the amount of approximately $57,000, $1.8 million, $3.3 million, $0.2 million and $16,000, respectively.

The Company leases buildings from IMCOS Due, a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. See note 6.

The following table sets forth amounts (in thousands) that are included within the captions noted on the consolidated balance sheets at December 31, 2006 and 2005 representing related party transactions with the Company.

	At December 31,
	2006	2005
Current Receivables:
IBMexicano (a)	$68	$1,434
MTE SrL. (b)	20	5
Jehin Engineering Company Ltd (c)	373	609
Minda IMPCO Limited (d)	17	(2)
WMTM Equipamento de Gases Ltd (e)	1,956	1,254
Biemmedue SpA (f)	—	3
MTM Hydro SrL (f)	8	3

	$2,442	$3,306

Non-current Receivable:
WMTM Equipamento de Gases Ltd (e)	3,358	3,570

	$3,358	$3,570

Current Payables:
MTE SrL. (b)	$1,079	$1,659
Europlast SrL. (g)	523	1,150
TCN SrL. (g)	1,173	1,356
IMCOS Due SrL. (f)	—	578
Biemmedue SpA (f)	23	29
MTM Hydro SrL (f)	3	1
IMPCO/BRC Egypt (h)	1	2
IBMexicano (a)	—	150

	$2,802	$4,925

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.
(b)	MTE, S.r.L. is 50% owned by MTM, S.r.L., and is accounted for using the equity method.
(c)	Jehin Engineering Ltd. is 13.6% owned by BRC; BRC has significant control and uses the equity method to account for it.
(d)	Minda IMPCO Limited was 50% owned by IMPCO. It was established in December 2004 as a result of a recombination of previous ownership interests with joint venture partner Minda Industries of India and was sold in April 2006. Transactions subsequent to the date sold are considered as arm’s length transactions and recorded as part of Accounts Receivable.
(e)	WMTM Equipamento de Gases Ltd. is 50% owned by BRC, and is accounted for using the equity method. The current receivable of $2.0 million is past due at December 31, 2006. The non-current receivable was originally due January 31, 2007, and the maturity date was extended to January 31, 2011.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(f)	The Company’s Chief Executive Officer owns 100% of Imcos Due S.r.L., and 100% of Biemmedue SpA. and 46% of MTM Hydro S.r.L. with his immediate family and serves on the board of directors for each company.
(g)	The Chief Executive Officer of IMPCO serves on the board of directors of and owns 40% of Europlast and 30% of TCN S.r.L., along with his brother, Pier Antonio Costamagna.
(h)	IMPCO/BRC Egypt is 50% owned by IMPCO, and is accounted for using the equity method.

The non-current receivable from WMTM Equipamento de Gases Ltd (“WMTM”), a 50% owned joint venture, represents a loan from BRC Brasil S.A. (“BRC Brasil”). The total amount outstanding on the loan was $3.6 million at December 31, 2006 was due on January 31, 2007. In January 2007, the loan’s maturity date was extended to January 31, 2010. As a result of the loan extension, past due balances on trade payables to MTM and historical operating results, the Company evaluated the collectibility of the loan from WMTM and recorded a reserve of $0.3 million as of December 31, 2006. The investment in WMTM has been reduced to a zero balance due to prior losses and as a result, additional equity investment losses of approximately $0.3 million have been recorded as a reserve against the loan. MTM has also provided for a bank guarantee for WMTM up to $0.9 million.

In addition, the current receivables from WMTM represent the sale of components from MTM to WMTM. The total amount of the current receivables is $2.0 million and is past due as of December 31, 2006. Effective October 1, 2006, the Company changed its accounting for sales to WMTM from the full accrual basis to the cash basis based on the WMTM’s payment history during the third quarter of 2006. In the fourth quarter of 2006, revenue attributed to sales to WMTM was deferred until receipt of payment.

The current receivables from Jehin Engineering, LTD represent inventory sales from U.S. and MTM to Jehin. The total amount of current receivables is $0.7 million of which the Company has recorded approximately $0.3 million in reserve based on the aging of receivables from Jehin.

Loans to Executive Officers

In December 2000, the Company loaned an officer of the Company $100,000. The loan initially bore interest at a rate of 5% per annum and, since June 30, 2001, bears interest at a rate of 9% per annum. The loan became due and payable in full on July 31, 2002. This loan was repaid in full on March 8, 2004.

In September 2001, the Company loaned this officer $175,000. The loan bore interest at a rate of 9% per annum. The loan became due and payable in full on July 31, 2002. The amount outstanding as of December 31, 2003 was approximately $216,000. The amount outstanding at December 31, 2004 was approximately $102,000, which was paid off in full on July 29, 2005.

9.	Income (loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Years Ended December 31,
	2006	2005	2004
		(as restated)	(as restated)
Numerator:
Income (loss) before cumulative effect of a change in accounting principle	$6,912	$(10,237)	$(17,618)
Cumulative effect of a change in accounting principle	—	(117)	—

Net income (loss)	$6,912	$(10,354)	$(17,618)

Denominator:
Denominator for basic earnings per share—weighted average number of shares	14,881,387	13,488,571	9,303,775
Effect of dilutive securities:
Employee stock options	198,623	—	—

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	Years Ended December 31,
	2006	2005	2004
		(as restated)	(as restated)
Warrants	88,136	—	—
Unvested restricted stock	4,123	—	—

Dilutive potential common shares	15,172,269	13,488,571	9,303,775
Basic income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.46	$(0.76)	$(1.89)

Per share effect of a cumulative effect of a change in accounting principle	$—	$(0.01)	$—

Net Income (loss) per share	$0.46	$(0.77)	$(1.89)

Diluted income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.46	$(0.76)	$(1.89)

Per share effect of a cumulative effect of a change in accounting principle	$—	$(0.01)	$—

Net Income (loss) per share	$0.46	$(0.77)	$(1.89)

For the years ended December 31, 2006, 2005 and 2004, options to purchase approximately 6,554, 1,365,233 and 1,825,284 shares, respectively, of common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the years ended December 31, 2006, 2005 and 2004, warrants to purchase approximately 0, 387,500 and 387,500 shares, respectively, of the Company’s common stock were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive.

10. Equity Investments

The Company’s investments in its subsidiaries were comprised exclusively of investments in the unconsolidated subsidiaries of BRC of approximately $1.4 million and $1.3 million as of December 31, 2006 and 2005, respectively. The Company completed the acquisition of the remaining 50% of BRC on March 31, 2005, and fully consolidated the balance sheet and operating results of BRC from that date forward (see Note 3).

On December 31, 2004, the Company combined its joint venture interests in Minda IMPCO Limited and Minda IMPCO Technologies Limited, which resulted in a reduction in the Company’s joint venture interests in India from 60% to a 50% interest in Minda IMPCO Limited or MIL. Beginning in January 2005, the Company no longer consolidates Minda IMPCO Technologies Limited and uses the equity method to report the results of MIL. In 2005, the Company recorded a write-off of its investment balance of $0.1 million in MIL in connection with its planned conversion of the joint venture into a distributorship. In April 2006, the Company sold its 50% interest in MIL for immaterial consideration.

In 2005, the Company recorded a write-off of the investment balance in IBMexicano of $0.9 million in connection with its planned liquidation, because the Company and its 50% joint venture partner have agreed to wind-down the business. IBMexicano closed its facility on June 8, 2006. The Company continues to sell in the Mexico market through independent distributors.

In 2006, the Company established a reserve on the investment balance as well as a reserve on the related party accounts receivable balance of Jehin Engineering Ltd due to Jehin’s financial instability.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the Company’s share in the earnings (losses) in unconsolidated affiliates for the fiscal years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years Ended December 31,
	2006	2005 (as restated)	2004
Share in BRC earnings, net of eliminations	$—	$1,187	$1,575
Share in earnings of BRC unconsolidated affiliates, net	685	302	—
Share in earnings of IMPCO affiliates, net	—	(283)	(46)
Amortization of step-up in fair value of BRC fixed assets	—	(171)	(372)

Total	$685	$1,035	$1,157

Write-off investment in Jehin Engineering, Ltd	$(271)	$—	$—
Write-off investment in IBMexicano	—	(920)	—
Write-off of investment in MIL	—	(125)	—
Write-off investment in China	—	—	(64)
Write-off investment in Egypt	—	—	(150)

	$(271)	$(1,045)	$(214)

The Company used the equity method of accounting to recognize the investment in the results of BRC in Company’s financial results for the year ended December 31, 2004 and for the first quarter of 2005. The statements of operations for BRC for the year ended December 31, 2004, and the three months ended March 31, 2005 are presented below (in thousands):

	January 1, 2005 to March 31, 2005	Year Ended December 31, 2004
	(Unaudited)
Revenue	$19,797	$58,616
Cost of revenue	16,810	52,800

Operating income	2,987	5,816
Interest income (expense), net	63	(403)
Other income	1,353	438

Pre-tax income	4,403	5,851
Income taxes	1,719	2,697

Net income	$2,684	$3,154

The following table sets forth (in thousands) the Company’s share in the earnings (loss) of BRC as part of the equity share in losses of unconsolidated affiliates on the statements of operations for the year ended December 31, 2004 and the three months ended March 31, 2005. The amortization of the step-up in the basis of the assets of BRC from book value to fair market value recognizes IMPCO’s share of the depreciation affect over the remaining estimated useful life of BRC’s assets.

	January 1, 2005 to March 31, 2005	Year Ended December 31, 2004
	(Unaudited)
Income of BRC	$2,684	$3,154
% equity interest	50%	50%
Share in earnings	1,342	1,577
Amortization of the fair value step-up of assets	(171)	(372)
Other	(155)	(2)

	$1,016	$1,203

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

BRC uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. The condensed balance sheet for BRC’s unconsolidated affiliates as of December 31, 2006 and 2005 and the statement of operations for nine months ended December 31, 2005 and twelve months ended December 31, 2006 are presented below (in thousands):

	December 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)
Current assets	$18,296	$14,406
Non-current assets	6,301	5,437

Total assets	$24,597	$19,843

Current liabilities	$11,876	$8,917
long-term liabilities	6,023	6,075
Shareholders’ equity	6,698	4,851

Total liabilities and shareholders’ equity	$24,597	$19,843

	For the year ended December 31, 2006	Nine Months Ended December 31, 2005
	(Unaudited)	(Unaudited)
Revenue	$25,768	$15,613
Cost of revenue	21,513	12,978

Operating income	4,255	2,635
Interest income (expense), net	(253)	443
Other income (expenses)	160	(486)

Pre-tax income	4,162	2,592
Income taxes	1,654	1,592

Net income	$2,508	$1,000

BRC’s share of equity shown above was approximately $1.4 million and $1.3 million at December 31, 2006 and 2005, respectively. The December 31, 2006 investment in unconsolidated affiliates balance represents BRC’s investment in MTE and the December 31, 2005 investment in unconsolidated affiliates balance represents BRC’s investment in MTE and Jehin. BRC’s investment in WMTM has been reduced to a zero balance as of December 31, 2006 and 2005 due to prior losses. BRC’s investment in Jehin has been reduced to a zero balance at December 31, 2006 due to the $0.3 million impairment of the Jehin investment recorded in 2006 and the Jehin investment balance at December 31, 2005 was approximately $0.2 million.

BRC’s share of earnings from its investment in unconsolidated affiliates follows (in thousands):

	Year Ended December 31, 2006	Nine Months Ended December 31, 2005
Income, net-BRC investees	$2,508	$1,000
% equity interest (1)	various	various
Share in (loss) earnings	1,191	426
Other expenses, net	(506)	(124)

	$685	$302

(1)	Ranges from 13.59% to 50%

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

Other Transactions

In the fourth quarter of 2004, the Company wrote-off investments in joint ventures in Egypt and China in the amount of $0.2 million and $0.1 million, respectively. The changes and reductions to these operations were the result of a business strategy change recognizing that BRC products and existing distributors were capable of addressing the market requirements.

The investment in WMTM, BRC Brasil’s 50% joint venture, has been reduced to a zero balance due to prior losses and as a result, the Company recorded additional losses of $0.2 million in 2006 as a reserve against the loan receivable balance owed from BRC Brasil (see further discussion at Note 8).

11. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required. The Company does not anticipate that a significant credit risk exists as a result of these customer relationships.

In 2006, no customer represented more than 10.0% of consolidated sales. In 2005, the Company had sales to one customer that represented approximately 14.5% of consolidated sales. In 2004, the Company had sales to one customer that represented approximately 21.2% of consolidated sales.

Purchases

During 2006, 2005 and 2004, Power Solutions, Inc. constituted approximately 11.8%, 17.1% and 33.7%, respectively, of consolidated net inventory purchases. In 2006, 2005 and 2004, ten suppliers accounted for approximately 38.2%, 45.5% and 59.6% of consolidated net inventory purchase.

12. Business Segment and Geographic Information

Business Segments. Prior to August 23, 2006, the Company previously presented its operations in three business segments: U.S. operations, international operations and BRC operations. On August 23, 2006 the stockholders of IMPCO adopted the Agreement and Plan of Reorganization such that IMPCO and BRC became separate, stand alone operating entities and wholly-owned subsidiaries of Fuel Systems (see note 1). Therefore, the Company’s management believes that presentation of its results in two business segments, IMPCO operations and BRC operations, is more appropriate based on management’s view of the Company, from that point forward.

Under the Company’s new system of reporting operations, IMPCO operations manufactures and sells products for use primarily in the industrial market through its U.S. and foreign facilities and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. This new operating segment is a combination of the previously-reported U.S. operations and international operations segments. BRC operations manufactures and sells products for use primarily in the transportation market through its foreign facilities and distribution channels. Corporate expenses consist of general and administrative expenses at the corporate level, which became the Fuel Systems level after the reorganization. Intercompany sales between IMPCO operations and BRC operations have been eliminated in the results reported.

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

Financial Information by Business Segment. Financial information by business segment for continuing operations follows (in thousands):

	Years Ended December 31,
Revenue:	2006	2005	2004
IMPCO Operations (1)	$109,134	$101,263	$118,292
BRC Operations (2)	111,682	73,276	—

Total	$220,816	$174,539	$118,292

	Years Ended December 31,
	2006	2005	2004
Operating Income (loss)		(as restated)	(as restated)
IMPCO Operations (1)	$12,385	$4,200	$3,085
BRC Operations (2)	15,846	8,635	—
Corporate Expenses (3)(4)	(8,408)	(7,884)	(6,010)

Total	$19,823	$4,951	$(2,925)

(1)	IMPCO operations is a combination of our previously-reported U.S. operations and international operations segments.
(2)	The Company consolidated BRC’s income statement beginning with April 1, 2005. During the year ended December 31, 2004, IMPCO accounted for BRC on an equity basis and included its 50% share in BRC’s net income of approximately $1.6 million, in IMPCO’s net loss. During the first quarter of 2005, IMPCO included its 50% share in BRC’s net income of approximately $1.2 million in IMPCO’s net loss.
(3)	Represents corporate expense not allocated to either of the business segments.
(4)	For the twelve months ended December 31, 2005, operating income (loss) includes a $1.9 million expense for compensation, lifetime medical benefits and modifications to previously granted stock option awards to two former executive officers of the Company (see note 7)

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	As of December 31,
	2006	2005
Total Assets		(as restated)
IMPCO Operations (including corporate)	$79,375	$46,773
BRC Operations (2)	119,137	129,080

Total	$198,512	$175,853

	Years Ended December 31,
Capital Expenditures	2006	2005	2004
IMPCO Operations (including corporate) (1)	$4,975	$2,381	$1,429
BRC Operations (2)	5,100	1,767	—

Total	$10,075	$4,148	$1,429

(1)	Includes $0.3 million, $0.9 million, and $0.1 million of capital leases in 2006, 2005 and 2004, respectively.
(2)	The Company consolidated BRC’s balance sheet as of March 31, 2005.

Revenue by Application. The Company’s product revenue by application across all business segments follows (in thousands):

	Years Ended December 31,
Revenue (1):	2006	2005	2004
Transportation	$137,061	$91,437	$26,951
Industrial	83,755	83,102	91,341

Total	$220,816	$174,539	$118,292

(1)	The Company consolidated BRC’s income statement beginning with April 1, 2005.

Geographic Information. The Company’s geographic information for revenue to unaffiliated customers and long-lived assets is shown below. The basis for determining revenue is the geographic location of the customer. Long-lived assets represent long-term tangible and intangible assets that are physically located in the region as indicated (in thousands):

	Years Ended December 31,
Revenue (1):	2006	2005	2004
North America (2)	$49,586	$59,826	$65,206
Europe:
Italy	52,222	26,942	—
All other (3)	66,804	60,747	29,519
Asia & Pacific Rim (3)	41,967	19,319	14,258
Latin America (3)	10,237	7,705	9,309

Total	$220,816	$174,539	$118,292

(1)	The Company consolidated BRC’s income statement beginning with April 1, 2005.
(2)	Revenue for countries outside the United States represent less than 1% of total consolidated revenue.
(3)	No one country represents more than 10% of total consolidated revenue.

	As of December 31,
Long-Lived Assets:	2006	2005
North America	$11,251	$8,080
Europe	56,813	50,168
Asia & Pacific Rim	3,579	3,173

Total	$71,643	$61,421

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

13. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Years Ended December 31,
Warranty reserve for the period ended:	2006	2005	2004
Balance at beginning of period	$1,605	$1,376	$674
Accrued warranty costs—BRC	—	413	—
New warranties issued	882	539	739
Warranties settled	(368)	(723)	(37)

Balance at end of period	$2,119	$1,605	$1,376

14. Supplementary Cash Flow Information

Interest and income taxes paid for 2006, 2005 and 2004 are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Interest paid	$1,236	$841	$4,840
Taxes paid (including franchise taxes)	$12,784	$4,470	$716

15. Goodwill and Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, amortization of goodwill is no longer permitted. As required by SFAS No. 142, the fourth quarter has been established for the annual impairment review of goodwill. The annual review performed in the fourth quarter of 2004 resulted in the reduction of the carrying value of goodwill as of December 31, 2004 by approximately $2.8 million reducing the carrying value of goodwill on the balance sheet as of that date to approximately $8.0 million. As a result, the Company recognized an impairment loss of goodwill of $2.8 million as a component of operating loss in the fourth quarter of 2004. The impairment analysis was prepared using a discounted cash flow analysis for each of the Company’s reporting units from which the Company determined that an impairment loss was present in the Japan and Mexico reporting units in the amounts of $1.2 million and $1.6 million, respectively. The political environment and the potential legislation that could result in an excise tax on propane vehicles adversely affected the operating conditions in Mexico. In Japan, the business outlook for the Company was evaluated, which resulted in limited revenue growth opportunities and adversely affected the future cash flows. The annual reviews performed in the fourth quarters of 2006 and 2005 resulted in no impairment to goodwill.

The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	December 31, 2005	Additions from purchase accounting and transfer from investment in affiliates	Impairment Charges	Currency Translation	December 31, 2006
IMPCO Operations	$7,527	$—	$—	$348	$7,875
BRC Operations	28,811	—	—	3,309	32,120

	$36,338	$—	$—	$3,657	$39,995

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	December 31, 2004	Additions from purchase accounting and transfer from investment in affiliates	Impairment Charges	Currency Translation	December 31, 2005
IMPCO Operations	$7,973	$—	$—	$(446)	$7,527
BRC Operations	—	30,396	—	(1,585)	28,811

	$7,973	$30,396	$—	$(2,031)	$36,338

See Note 3 for further discussion regarding goodwill related to the BRC acquisition.

At December 31, 2006 and 2005, intangible assets consisted of the following (in thousands):

	As of December 31, 2006			As of December 31, 2005
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	$9,902	$(2,476)	$7,426	$8,882	$(951)	$7,931
Customer relationships	2,178	(631)	1,547	1,954	(255)	1,699
Tradename	1,650	(262)	1,388	1,480	(101)	1,379

Total	$13,730	$(3,369)	$10,361	$12,316	$(1,307)	$11,009

Intangible assets from BRC acquisition consist of existing technology, trade name and customer relationships (see further discussion at Note 3). Existing technology and trade name are being amortized using the straight line method and customer relationships are being amortized using the accelerated sum-of-the-years digit method. The sum-of-the-years digit method of amortization reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. Amortization expense related to existing technology and customer relationships is reported as a component of cost of revenue.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
2007	$1,877
2008	1,842
2009	1,807
2010	1,771
2011	1,736
Thereafter	1,328

$10,361

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

16. Accrued Expenses:

The following table details the components of accrued expenses as of December 31, 2006 and 2005 (in thousands):

	As of December 31,
	2006	2005
		(as restated)
Income taxes payable	$5,489	$5,707
Accrued professional fees	672	561
Accrued warranty	2,119	1,605
Accrued sales, property and franchise taxes	229	425
Accrued interest	82	31
Unearned revenue	2,082	709
Accrued payroll obligations	5,640	6,136
Accrued restructuring costs	378	366
Other	3,220	1,666

	$19,911	$17,206

17. Closure and Liquidation of Operations in Mexico

In 2005, the Company determined that it would consider the liquidation of its 50% owned Mexico joint venture in IBMexicano because the Company and its 50% joint venture partner have agreed to wind-down the business. The Company continues to sell its products in the Mexico market through independent distributors. As a result, the Company recorded an impairment charge of approximately $0.9 million to write-off the investment balance in the year ended December 31, 2005 (see Note 10). The closure was substantially complete by June 2006. The Company expects to liquidate the remaining assets of IBMexicano by the end of the third quarter of 2007. Cash proceeds, or net realizable value, from this liquidation will be used to settle all or part of IBMexicano’s December 31, 2006 payable of $0.1 million to IMPCO Mexicano.

In addition, the Company plans to close its wholly-owned Mexico subsidiary, IMPCO Mexicano, which has not had any substantive operations since the 50% joint venture in IBMexicano was established in December 2004. As a result of the planned closure, in 2005 the Company recorded approximately $1.3 million in additional inventory reserves and allowance for doubtful accounts and related party receivables.

18. Quarterly Results of Operations

A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts). Certain amounts have been reclassified to conform to the annual presentation.

2006	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
	(Unaudited) (as restated)	(Unaudited) (as restated)	(Unaudited) (as restated)	(Unaudited)
Revenue	$56,081	$57,159	$55,437	$52,139
Cost of revenue	40,864	45,111	40,188	40,500
Gross profit	15,217	12,048	15,249	11,639
Operating expenses	8,699	7,079	8,689	9,651
Operating income (loss)	6,518	4,969	6,560	1,988
Interest expense, net	(144)	(126)	(71)	(364)
Net income (loss)	3,274	1,736	3,126	(1,224	) (a)
Net income (loss) per share:
Basic	$0.23	$0.12	$0.21	$(0.08)
Diluted	$0.22	$0.11	$0.20	$(0.08)

a.	Includes in the fourth quarter of 2006, $0.7 million in impairment loss in unconsolidated affiliates and reserve for related receivables.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

2005	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
	(Unaudited) (as restated)	(Unaudited) (as restated)	(Unaudited) (as restated)	(Unaudited) (as restated)
Revenue	$25,005	$48,605	$49,073	$51,856
Cost of revenue	19,210	37,276	38,402	39,469
Gross profit	5,795	11,329	10,671	12,387
Operating expenses	7,957	7,189	10,425	9,294	(c)
Operating income (loss)	(2,162)	4,140	246	3,093
Interest expense, net	(257)	(123)	(126)	(184)

Net income (loss)	(2,247)	2,434	(9,581)	(960)
Net income (loss) per share:
Basic	$(0.21)	$0.17	$(0.67)	$(0.07	) (a)(b)
Diluted	$(0.21)	$0.17	$(0.67)	$(0.07)

a.	Includes in the fourth quarter of 2005, $1.0 million in impairment loss in unconsolidated affiliates.
b.	Includes in the fourth quarter of 2005, $0.5 million in write-offs relating to one of the Company’s wholly owned subsidiaries.
c.	Includes in the fourth quarter of 2005, $0.6 million in additional depreciation expense.

The quarterly financial statement data above reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

Restatement Impact on the Quarterly (Unaudited) Consolidated Statements of Income

The following tables reconcile the Company’s Quarterly (Unaudited) Consolidated Statements of Income from the previously reported results to the restated results for years ended December 31, 2006 and 2005 (in thousands, except per share amounts).

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended September 30, 2006 (Unaudited)
	As Previously Reported	Adjustment		As Restated
Revenue	$55,437	$—		$55,437
Cost of revenue	39,784	404	(a)(b)(d)(e)	40,188

Gross profit	15,653	(404)		15,249

Operating expenses:
Research and development expense	2,156	12	(a)	2,168
Selling, general and administrative expense	6,283	202	(a)(e)	6,485
Amortization of intangibles	463	(427	)(d)	36

Total operating expenses	8,902	(213)		8,689

Operating income	6,751	(191)		6,560

Other income (expense), net	203	—		203
Interest expense, net	(71)	—		(71)

Income before income taxes and equity share in income of unconsolidated affiliate	6,883	(191)		6,692
Equity share in (loss) income of unconsolidated affiliates	(7)	46	(b)	39
Income tax expense	(2,737)	(166	)(b)(c)	(2,903)

Income (loss) before minority interests and cumulative effect of a change in accounting principle	4,139	(311)		3,828
Minority interest in income of consolidated subsidiaries	702	—		702

Income (loss) before cumulative effect of a change in accounting principle	3,437	(311)		3,126

Net income (loss)	$3,437	$(311)		$3,126

Net income (loss) per share:
Basic	$0.23	$(0.02)		$0.21
Diluted	$0.22	$(0.02)		$0.20

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Cost of revenue	$21
Research and development expense	12
Selling, general and administrative expense	117

Total	$150

(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Cost of revenue	$41
Equity share in (earnings) losses of unconsolidated affiliates	(46)
Income tax expense (benefit)	127

Total	$122

(c)	Includes the effect of restatement to increase income tax expense by $39,000 for U.S. withholding tax obligations on interest payments from IMPCO to MTM.
(d)	Includes reclassification of $427,000 of amortization expense for existing technologies and customer relationships previously classified amortization of intangibles to cost of revenue.
(e)	Includes reclassification of $85,000 of certain costs previously classified as cost of revenue to selling, general and administrative expense to correct for an error in classification.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2006 (Unaudited)
	As previously Reported	Adjustment		As Restated
Revenue	$57,159	$—		$57,159
Cost of revenue	44,350	761	(a)(b)(d)(e)(f)(g)	45,111

Gross profit	12,809	(761)		12,048

Operating expenses:
Research and development expense	1,993	17	(a)	2,010
Selling, general and administrative expense	5,853	(821	)(a)(e)(f)(g)	5,032
Amortization of intangibles	460	(423	)(d)	37

Total operating expenses	8,306	(1,227)		7,079

Operating income	4,503	466		4,969

Other income (expense), net	(905)	(58	)(e)(f)	(963)
Interest expense, net	(126)	—		(126)

Income before income taxes and equity share in income of unconsolidated affiliate	3,472	408		3,880
Equity share in (loss) income of unconsolidated affiliates	219	(52	)(b)	167
Income tax expense	(2,020)	102	(b)(c)	(1,918)

Income (loss) before minority interests	1,671	458		2,129
Minority interest in income of consolidated subsidiaries	393	—		393

Net income (loss)	$1,278	$458		$1,736

Net income (loss) per share:
Basic	$0.09	$0.03		$0.12
Diluted	$0.08	$0.03		$0.11

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Cost of revenue	$20
Research and development expense	17
Selling, general and administrative expense	(361)

Total	$(324)

(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Cost of revenue	$(84)
Equity share in (earnings) losses of unconsolidated affiliates	52
Income tax expense (benefit)	(141)

Total	$(173)

(c)	Includes the effect of restatement to increase income tax expense by $39,000 for U.S. withholding tax obligations on interest payments from IMPCO to MTM.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(d)	Includes reclassification of $423,000 of amortization expense for existing technologies and customer relationships previously classified amortization of intangibles to cost of revenue.
(e)	Includes reclassification of $671,000 of certain costs previously classified as selling, general and administrative expense to cost of revenue of $615,000 and other (income) expense and interest, net of $56,000 to correct for an error in classification.
(f)	Includes reclassification of $162,000 of certain costs associated with the closure of our Cerritos facility previously classified as cost of revenue to selling, general and administrative expense of $160,000 and other (income) expense and interest, net of $2,000 to correct for an error in classification.
(g)	Includes reclassification of $51,000 of certain costs previously classified as cost of revenue to selling, general and administrative to correct for an error in classification.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended March 31, 2006 (Unaudited)
	As Previously Reported	Adjustment		As Restated
Revenue	$56,081	$—		$56,081
Cost of revenue	38,434	2,430	(a)(b)(d)(e)(f)(g)(h)	40,864

Gross profit	17,647	(2,430)		15,217

Operating expenses:
Research and development expense	2,098	41	(a)(g)	2,139
Selling, general and administrative expense	8,054	(1,527	))(a)(e)(f)(g)(h)	6,527
Stock-based compensation	228	(228	)(g)	—
Amortization of intangibles	439	(406	)(d)	33

Total operating expenses	10,819	(2,120)		8,699

Operating income	6,828	(310)		6,518

Other income (expense), net	(230)	(12	)(g)	(242)
Interest expense, net	(144)	—		(144)

Income before income taxes and equity share in income of unconsolidated affiliate	6,454	(322)		6,132
Equity share in (loss) income of unconsolidated affiliates	227	(80	)(b)	147
Income tax expense	(2,690)	(23	)(b)(c)	(2,713)

Income (loss) before minority interests	3,991	(425)		3,566
Minority interest in income of consolidated subsidiaries	292	—		292

Net income (loss)	$3,699	$(425)		$3,274

Net income (loss) per share:
Basic	$0.25	$(0.02)		$0.23

Diluted	$0.25	$(0.03)		$0.22

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Cost of revenue	$16
Research and development expense	12
Selling, general and administrative expense	265

Total	$293

(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Cost of revenue	$29
Equity share in (earnings) losses of unconsolidated affiliates	80
Income tax expense (benefit)	(16)

Total	$93

(c)	Includes the effect of restatement to increase income tax expense by $39,000 for U.S. withholding tax obligations on interest payments from IMPCO to MTM.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(d)	Includes reclassification of $406,000 of amortization expense for existing technologies and customer relationships previously classified as amortization of intangibles to cost of revenue.
(e)	Includes reclassification of $2,224,000 of certain costs previously classified as selling, general and administrative expense to cost of revenue to correct for an error in classification.
(f)	Includes reclassification of $185,000 of certain costs associated with the closure of our Cerritos facility previously classified as cost of revenue to selling, general and administrative expense to correct for an error in classification.
(g)	Includes reclassification of stock-based compensation expense as follows:

Amount
Cost of revenue	$5
Research and development expense	29
Selling, general and administrative expense	182
Other (income) expense and interest, net	12
Stock based compensation expense	(228)

Total	$—

(h)	Includes reclassification of $65,000 of certain costs previously classified as cost of revenue to selling, general and administrative expense to correct for an error in classification.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended December 31, 2005 (Unaudited)
	As Previously Reported	Adjustment		As Restated
Revenue	$51,856	$—		$51,856
Cost of revenue	38,506	963	(a)(b)(d)(f)(g)	39,469

Gross profit	13,350	(963)		12,387

Operating expenses:
Research and development expense	1,549	22	(a)	1,571
Selling, general and administrative expense	8,815	(941	)(a)(f)(g)	7,874
Amortization of intangibles	(571)	525	(d)	(46)
Acquired in-process technology	(105)	—		(105)

Total operating expenses	9,688	(394)		9,294

Operating income	3,662	(569)		3,093

Other income (expense), net	(410)	(12	)(f)	(422)
Interest expense, net	(184)	—		(184)

Income before income taxes and equity share in income of unconsolidated affiliate	3,068	(581)		2,487
Equity share in (loss) income of unconsolidated affiliates	85	91	(b)	176
Write-off of investment in unconsolidated affiliates	(1,045)	—		(1,045)
Income tax expense	(2,376)	(10	)(b)(c)(e)	(2,386)

Income (loss) before minority interests and cumulative effect of a change in accounting principle	(268)	(500)		(768)
Minority interest in income of consolidated subsidiaries	192	—		192

Net income (loss)	$(460)	$(500)		$(960)

Net income (loss) per share:
Basic	$(0.03)	$(0.04)		$(0.07)
Diluted	$(0.03)	$(0.04)		$(0.07)

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Cost of revenue	$7
Research and development expense	22
Selling, general and administrative expense	333

Total	$362

(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Cost of revenue	$219
Equity share in (earnings) losses of unconsolidated affiliates	(91)
Income tax expense (benefit)	(77)

Total	$51

(c)	Includes the correction of an error in recording the deferred tax asset valuation allowance related to our BRC operations, increasing income tax expense by $13,000.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(d)	Includes reclassification for the reversal of amortization expense for existing technologies and customer relationships from amortization of intangibles to cost of revenue of $525,000.
(e)	Includes the effect of restatement to increase income tax expense by $74,000 for U.S. withholding tax obligations on interest payments from IMPCO to BRC and alternative minimum tax for income inclusion on the loan from MTM to IMPCO.
(f)	Includes reclassification of $1,851,000 of certain costs previously classified as selling, general and administrative expense to cost of revenue of $1,839,000 and other (income) expense and interest, net of $12,000 to correct for an error in classification.
(g)	Includes reclassification of $577,000 of certain costs associated with the closure of our Cerritos facility previously classified as cost of revenue to selling, general and administrative expense to correct for an error in classification.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended September 30, 2005 (Unaudited)
	As Previously Reported	Adjustment		As Restated
Revenue	$49,073	$—		$49,073
Cost of revenue	34,749	3,653	(a)(b)(c)(e)(f)	38,402

Gross profit	14,324	(3,653)		10,671

Operating expenses:
Research and development expense	2,488	42	(a)	2,530
Selling, general and administrative expense	9,348	(1,729	)(a)(e)(f)	7,619
Amortization of intangibles	1,905	(1,758	)(c)	147
Acquired in-process technology	129	—		129

Total operating expenses	13,870	(3,445)		10,425

Operating income	454	(208)		246

Other income (expense), net	(22)	(12	)(a)(e)	(34)
Interest expense, net	(126)	—		(126)

Income before income taxes and equity share in income of unconsolidated affiliate	306	(220)		86
Equity share in (loss) income of unconsolidated affiliates	138	11	(b)	149
Income tax expense	(9,282)	(153	)(b)(d)	(9,435)

Income (loss) before minority interests and cumulative effect of a change in accounting principle	(8,838)	(362)		(9,200)
Minority interest in income of consolidated subsidiaries	264	—		264

Income (loss) before cumulative effect of a change in accounting principle	(9,102)	(362)		(9,464)
Cumulative effect of a change in accounting principle	(117)	—		(117)

Net income (loss)	$(9,219)	$(362)		$(9,581)

Net income (loss) per share:
Basic	$(0.64)	$(0.03)		$(0.67)
Diluted	$(0.64)	$(0.03)		$(0.67)

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Cost of revenue	$18
Research and development expense	42
Selling, general and administrative expense	386

Total	$446

(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Cost of revenue	$(226)
Equity share in (earnings) losses of unconsolidated affiliates	(11)
Income tax expense (benefit)	79

Total	$(158)

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(c)	Includes reclassification of amortization expense for existing technologies and customer relationships from amortization of intangibles to cost of revenue of $1,758,000.
(d)	Includes the effect of restatement to increase income tax expense by $74,000 for U.S. withholding tax obligations on interest payments from IMPCO to BRC and alternative minimum tax for income inclusion on the loan from MTM to IMPCO.
(e)	Includes reclassification of $2,185,000 of certain costs previously classified as selling, general and administrative expense to cost of revenue of $2,173,000 and other (income) expense and interest, net of $12,000 to correct for an error in classification.
(f)	Includes reclassification of $70,000 of certain costs associated with the closure of our Cerritos facility previously classified as cost of revenue to selling, general and administrative expense to correct for an error in classification.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30, 2005 (Unaudited)
	As Previously Reported	Adjustment		As Restated
Revenue	$48,605	$—		$48,605
Cost of revenue	35,507	1,769	(a)(b)(e)(f)	37,276

Gross profit	13,098	(1,769)		11,329

Operating expenses:
Research and development expense	2,674	16	(a)	2,690
Selling, general and administrative expense	7,814	(3,315	)(a)(e)	4,499

Total operating expenses	10,488	(3,299)		7,189

Operating income	2,610	1,530		4,140

Other income (expense), net	1,077	(49	)(e)(f)	1,028
Interest expense, net	(123)	—		(123)

Income before income taxes and equity share in income of unconsolidated affiliate	3,564	1,481		5,045
Equity share in (loss) income of unconsolidated affiliates	(58)	(142	)(b)	(200)
Income tax expense	(2,040)	(77	)(b)(c)(d)	(2,117)

Income (loss) before minority interests and cumulative effect of a change in accounting principle	1,466	1,262		2,728
Minority interest in income of consolidated subsidiaries	294	—		294

Net income (loss)	$1,172	$1,262		$2,434

Net income (loss) per share:
Basic	$0.08	$0.09		$0.17
Diluted	$0.08	$0.09		$0.17

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Cost of revenue	$13
Research and development expense	16
Selling, general and administrative expense	(1,349)

Total	$(1,320)

(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Cost of revenue	$(161)
Equity share in (earnings) losses of unconsolidated affiliates	142
Income tax expense (benefit)	(121)

Total	$(140)

(c)	Includes the correction of an error in recording the deferred tax asset valuation allowance related to our BRC operations, increasing income tax expense by $123,000.
(d)	Includes the effect of restatement to increase income tax expense by $75,000 for U.S. withholding tax obligations on interest payments from IMPCO to BRC and alternative minimum tax for income inclusion on the loan from MTM to IMPCO.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(e)	Includes reclassification of $1,966,000 of certain costs previously classified as selling, general and administrative expense to cost of revenue of $1,958,000 and other (income) expense and interest, net of $8,000 to correct for an error in classification.
(f)	Includes reclassification of $41,000 of certain costs previously classified as cost of revenue to other (income) expense to correct for an error in classification.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended March 31, 2005 (Unaudited)
	As Previously Reported	Adjustment		As Restated
Revenue	$25,005	$—		$25,005
Cost of revenue	18,209	1,001	(a)(b)(d)(e)	19,210

Gross profit	6,796	(1,001)		5,795

Operating expenses:
Research and development expense	1,341	23	(a)	1,364
Selling, general and administrative expense	7,564	(1,046	)(a)(d)	6,518
Acquired in-process technology	75	—		75

Total operating expenses	8,980	(1,023)		7,957

Operating income	(2,184)	22		(2,162)

Other income (expense), net	(98)	(14	)(e)	(112)
Interest expense, net	(257)	—		(257)

Income before income taxes and equity share in income of unconsolidated affiliate	(2,539)	8		(2,531)
Equity share in (loss) income of unconsolidated affiliates	910			910
Write-off of investment in unconsolidated affiliates
Income tax expense	(327)	(74	) (c)	(401)

Income (loss) before minority interests and cumulative effect of a change in accounting principle	(1,956)	(66)		(2,022)
Minority interest in income of consolidated subsidiaries	225	—		225

Net income (loss)	$(2,181)	(66)		$(2,247)

Net income (loss) per share:
Basic	$(0.20)	(.01)		$(0.21)
Diluted	$(0.20)	(.01)		$(0.21)

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Cost of revenue	$13
Research and development expense	23
Selling, general and administrative expense	(190)

Total	$(154)

(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory of $146,000.
(c)	Includes the effect of restatement to increase income tax expense by $74,000 for U.S. withholding tax obligations on interest payments from IMPCO to BRC and alternative minimum tax for income inclusion on the loan from MTM to IMPCO.
(d)	Includes reclassification of $856,000 of certain costs previously classified as selling, general and administrative expense to cost of revenue to correct for an error in classification.
(e)	Includes reclassification of $14,000 of certain costs previously classified as cost of revenue to other (income) expense to correct for an error in classification.

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

Restatement Impact on the Quarterly (Unaudited) Consolidated Balance Sheets

The following tables reconcile the Company’s Quarterly (Unaudited) Consolidated Balance Sheets from the previously reported results to the restated results for each quarter in the years ended December 31, 2006 and 2005. All dollar amounts are in thousands, except per share amounts.

	September 30, 2006 (Unaudited)
	As Previously Reported	Adjustment		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$13,707	$—		$13,707
Accounts receivable, net	44,243	—		44,243
Inventories:
Raw materials and parts	34,240	—		34,240
Work-in-process	2,658	—		2,658
Finished goods	18,524	(688	)(b)	17,836

Total inventories	55,422	(688)		54,734
Other current assets	7,027	—		7,027
Related party receivables	2,833	—		2,833
Deferred tax assets	1,957	7	(b)(c)	1,964

Total current assets	125,189	(681)		124,508

Equipment and leasehold improvements:
Dies, molds and patterns	7,755	—		7,755
Machinery and equipment	15,825	—		15,825
Office furnishings and equipment	7,498	—		7,498
Automobiles and trucks	1,271	—		1,271
Leasehold improvements	3,091	—		3,091

	35,440	—		35,440
Less accumulated depreciation and amortization	16,727	—		16,727

Net equipment and leasehold improvements	18,713	—		18,713

Goodwill	38,530	—		38,530
Intangible assets, net	10,411	—		10,411
Investment in unconsolidated affiliates	1,324	(126	)(b)	1,198
Other assets	2,008	—		2,008
Non-current related party receivable	3,578	—		3,578

Total Assets	$199,753	$(807)		$198,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,466	$—		$36,466
Accrued expenses	21,141	890	(a)(d)	22,031
Current revolving lines of credit	3,356	—		3,356
Current maturities of other loans	3,060	—		3,060
Current maturities of capital leases	340	—		340
Related party payables	3,733	—		3,733

Total current liabilities	68,096	890		68,986

Term loans	6,325	—		6,325
Capital leases	770	—		770
Other liabilities	4,395	—		4,395
Minority interest	4,244	—		4,244
Deferred tax liabilities	6,876	—		6,876

Total liabilities	90,706	890		91,596

Stockholders’ equity:
Preferred stock	—	—		—
Common stock	15			15
Additional paid-in capital	198,648	13,017	(a)	211,665
Shares held in treasury	(537)	—		(537)
Accumulated deficit	(93,146)	(14,707	)(a)(b)(c)(d)	(107,853)
Accumulated other comprehensive income (loss)	4,067	(7	)(c)	4,060

Total stockholders’ equity	109,047	(1,697)		107,350

Total Liabilities and Stockholders’ Equity	$199,753	$(807)		$198,946

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Accrued expenses	$476
Additional paid-in capital	13,017
Accumulated deficit	(13,493)
(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Finished goods inventories	$(688)
Investment in unconsolidated affiliates	(126)
Current deferred tax asset	149
Accumulated deficit	(665)
(c)	Includes the correction of an error in recording deferred tax asset valuation allowance related to our BRC operations (in thousands):

Amount
Current deferred tax assets	$(142)
Accumulated deficit	(135)
Accumulated other comprehensive income (loss)	(7)
(d)	Includes the effect of an adjustment to income tax expense related to a deemed dividend (in thousands):

Amount
Accrued other expenses	$414
Accumulated deficit	(414)

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	June 30, 2006 (Unaudited)
	As Previously Reported	Adjustment		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$17,621	$—		$17,621
Accounts receivable, net	49,585	—		49,585
Inventories:
Raw materials and parts	32,759	—		32,759
Work-in-process	1,934	—		1,934
Finished goods	18,513	(647	)(b)	17,866

Total inventories	53,206	(647)		52,559
Other current assets	4,359	(251	)(c)	4,108
Related party receivables	2,262	—		2,262
Deferred tax assets	—	136	(b)(c)	136

Total current assets	127,033	(762)		126,271

Equipment and leasehold improvements:
Dies, molds and patterns	7,581	—		7,581
Machinery and equipment	17,920	—		17,920
Office furnishings and equipment	8,281	—		8,281
Automobiles and trucks	1,206	—		1,206
Leasehold improvements	5,031	—		5,031

	40,019	—		40,019
Less accumulated depreciation and amortization	23,437	—		23,437

Net equipment and leasehold improvements	16,582	—		16,582

Goodwill	38,119	—		38,119
Deferred tax assets, net	1,258	—		1,258
Intangible assets, net	10,755	—		10,755
Investment in unconsolidated affiliates	1,208	(172	)(b)	1,036
Other assets	2,324	—		2,324
Non-current related party receivable	3,502	—		3,502

Total Assets	$200,781	$(934)		$199,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,680	$—		$47,680
Accrued expenses	16,983	592	(a)(c)(d)	17,575
Current revolving lines of credit	1,451	—		1,451
Current maturities of other loans	2,984	—		2,984
Current maturities of capital leases	314	—		314
Deferred tax liabilities	1,672	—		1,672
Related party payables	6,194	—		6,194

Total current liabilities	77,278	592		77,870
Term loans	6,884	—		6,884
Capital leases	884	—		884
Other liabilities	4,114	—		4,114
Minority interest	3,094	—		3,094
Deferred tax liabilities	4,842	—		4,842

Total liabilities	97,096	592		97,688

Stockholders’ equity:
Preferred stock
Common stock	15	—		15
Additional paid-in capital	197,464	12,875	(a)	210,339
Shares held in treasury	(520)	—		(520)
Accumulated deficit	(96,583)	(14,396	)(a)(b)(c)(d)	(110,979)
Accumulated other comprehensive income (loss)	3,309	(5	)(c)	3,304

Total stockholders’ equity	103,685	(1,526)		102,159

Total Liabilities and Stockholders’ Equity	$200,781	$(934)		$199,847

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Accrued Expenses	$469
Additional paid-in capital	12,875
Accumulated deficit	(13,344)
(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Finished goods inventories	$(647)
Investment in unconsolidated affiliates	(172)
Current deferred tax asset	277
Accumulated deficit	(542)
(c)	Includes the correction of an error in recording deferred tax asset valuation allowance related to our BRC operations (in thousands):

Amount
Other current asset	$(251)
Current deferred tax assets	(141)
Accrued expenses	(252)
Accumulated deficit	(135)
Accumulated other comprehensive income (loss)	(5)
(d)	Includes the effect of an adjustment to income tax expense related to a deemed dividend (in thousands):

Amount
Accrued other expenses	$375
Accumulated deficit	(375)

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	March 31, 2006 (Unaudited)
	As Previously Reported	Adjustment		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$28,017	$—		$28,017
Accounts receivable, net	45,711	—		45,711
Inventories:
Raw materials and parts	28,780	—		28,780
Work-in-process	1,562	—		1,562
Finished goods	14,408	(732	)(b)	13,676

Total inventories	44,750	(732)		44,018
Other current assets	4,327	(241	)(c)	4,086
Related party receivables	1,769	—		1,769

Total current assets	124,574	(973)		123,601

Equipment and leasehold improvements:
Dies, molds and patterns	7,212	—		7,212
Machinery and equipment	16,668	—		16,668
Office furnishings and equipment	10,006	—		10,006
Automobiles and trucks	2,116	—		2,116
Leasehold improvements	4,134	—		4,134

	40,136	—		40,136
Less accumulated depreciation and amortization	24,887	—		24,887

Net equipment and leasehold improvements	15,249	—		15,249

Goodwill	36,849	—		36,849
Deferred tax assets, net	1,167	—		1,167
Intangible assets, net	10,785	—		10,785
Investment in unconsolidated affiliates	1,286	(120	)(b)	1,166
Other assets	2,408	—		2,408
Non-current related party receivable	3,784	—		3,784

Total Assets	$196,102	$(1,093)		$195,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,269	$—		$45,269
Accrued expenses	19,713	951	(a)(c)(d)	20,664
Current revolving lines of credit	4,843	—		4,843
Current maturities of other loans	2,568	—		2,568
Current maturities of capital leases	287	—		287
Deferred tax liabilities	1,928	—		1,928
Related party payables	6,582	—		6,582

Total current liabilities	81,190	951		82,141
Term loans	7,282	—		7,282
Capital leases	731	—		731
Other liabilities	3,802	—		3,802
Minority interest	3,443	—		3,443
Deferred tax liabilities	4,858	—		4,858

Total liabilities	101,306	951		102,257

Stockholders’ equity:
Preferred stock	—	—		—
Common stock	15	—		15
Additional paid-in capital	194,703	12,810	(a)	207,513
Unearned stock-based compensation	(1,487)	—		(1,487)
Shares held in treasury	(510)	—		(510)
Accumulated deficit	(97,861)	(14,854	)(a)(b)(c)(d)	(112,715)
Accumulated other comprehensive income (loss)	(64)	—		(64)

Total stockholders’ equity	94,796	(2,044)		92,752

Total Liabilities and Stockholders’ Equity	$196,102	$(1,093)		$195,009

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Accrued expenses	$857
Additional paid-in capital	12,810
Accumulated deficit	(13,667)
(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Finished goods inventories	$(732)
Investment in unconsolidated affiliates	(120)
Current deferred tax asset	136
Accumulated deficit	(716)
(c)	Includes the correction of an error in recording deferred tax asset valuation allowance related to our BRC operations (in thousands):

Amount
Other current asset	$(241)
Current deferred tax assets	(136)
Accrued expenses	(242)
Accumulated deficit	(135)
(d)	Includes the effect of an adjustment to income tax expense related to a deemed dividend (in thousands):

Amount
Accrued expenses	$336
Accumulated deficit	(336)

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	September 30, 2005 (Unaudited)
	As Previously Reported	Adjustment		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$22,265	$—		$22,265
Accounts receivable, net	35,775	—		35,775
Inventories:
Raw materials and parts	24,565	—		24,565
Work-in-process	1,265	—		1,265
Finished goods	5,061	(481	)(b)	4,580

Total inventories	30,891	(481)		30,410
Other current assets	3,635	(286	)(c)	3,349
Related party receivables	3,730	—		3,730
Deferred tax assets	901	(35	)(b)(c)	866

Total current assets	97,197	(802)		96,395

Equipment and leasehold improvements:
Dies, molds and patterns	7,155	—		7,155
Machinery and equipment	12,660	—		12,660
Office furnishings and equipment	9,923	—		9,923
Automobiles and trucks	994	—		994
Leasehold improvements	3,485	—		3,485

	34,217	—		34,217
Less accumulated depreciation and amortization	23,111	—		23,111

Net equipment and leasehold improvements	11,106	—		11,106

Goodwill	29,018	—		29,018
Intangible assets, net	25,372	—		25,372
Investment in unconsolidated affiliates	2,776	(131	)(b)	2,645
Other assets	2,100	—		2,100
Non-current related party receivable	3,748	—		3,748

Total Assets	$171,317	$(933)		$170,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,888	—		$22,888
Accrued expenses	19,262	816	(a)(c)(d)	20,078
Current revolving lines of credit	5,940	—		5,940
Current maturities of other loans	3,087	—		3,087
Deferred tax liabilities	1,446	—		1,446
Related party payables	3,619	—		3,619

Total current liabilities	56,242	816		57,058
Term loans	8,538	—		8,538
Related party long-term liabilities	195	—		195
Capital leases	191	—		191
Other liabilities	4,479	—		4,479
Minority interest	2,960	—		2,960
Deferred tax liabilities	9,042	—		9,042

Total liabilities	81,647	816		82,463

Stockholders’ equity:
Preferred stock	—	—		—
Common stock	14	—		14
Additional paid-in capital	192,064	12,179	(a)	204,243
Shares held in treasury	(617)			(617)
Accumulated deficit	(101,100)	(13,929	)(a)(b)(c)(d)	(115,029)
Accumulated other comprehensive income (loss)	(691)	1	(c)	(690)

Total stockholders’ equity	89,670	(1,749)		87,921

Total Liabilities and Stockholders’ Equity	$171,317	$(933)		$170,384

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Accrued expenses	$833
Additional paid-in capital	12,179
Accumulated deficit	(13,012)
(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Finished goods inventories	$(481)
Investment in unconsolidated affiliates	(131)
Current deferred tax asset	42
Accumulated deficit	(571)
(c)	Includes the correction of an error in recording deferred tax asset valuation allowance related to our BRC operations (in thousands):

Amount
Other current asset	$(286)
Current deferred tax assets	(77)
Accrued expenses	(240)
Accumulated deficit	(123)
Accumulated other comprehensive income (loss)	1
(d)	Includes the effect of an adjustment to income tax expense related to a deemed dividend (in thousands):

Amount
Accrued expenses	$223
Accumulated deficit	(223)

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	June 30, 2005 (Unaudited)
	As Previously Reported	Adjustment		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$16,359	$—		$16,359
Accounts receivable, net	38,060	—		38,060
Inventories:
Raw materials and parts	26,388	—		26,388
Work-in-process	1,126	—		1,126
Finished goods	6,308	(708	)(b)	5,600

Total inventories	33,822	(708)		33,114
Other current assets	2,253	(45	)(c)	2,208
Related party receivables	6,570	—		6,570
Deferred tax assets	760	44	(b)(c)	804

Total current assets	97,824	(709)		97,115

Equipment and leasehold improvements:
Dies, molds and patterns	7,177	—		7,177
Machinery and equipment	11,635	—		11,635
Office furnishings and equipment	9,176	—		9,176
Automobiles and trucks	602	—		602
Leasehold improvements	4,090	—		4,090

	32,680	—		32,680
Less accumulated depreciation and amortization	22,169	—		22,169

Net equipment and leasehold improvements	10,511	—		10,511

Goodwill	46,009	—		46,009
Deferred tax assets, net	8,183	—		8,183
Investment in unconsolidated affiliates	2,156	(142	)(b)	2,014
Other assets	3,264	—		3,264
Non-current related party receivable	3,464	—		3,464

Total Assets	$171,411	$(851)		$170,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,000	—		$26,000
Accrued expenses	16,720	767	(a)(d)	17,487
Current revolving lines of credit	7,814	—		7,814
Current maturities of other loans	2,978	—		2,978
Related party payables	3,196	—		3,196

Total current liabilities	56,708	767		57,475

Term loans	9,172	—		9,172
Capital leases	173	—		173
Other liabilities	4,601	—		4,601
Minority interest	3,426	—		3,426

Total liabilities	74,080	767		74,847

Stockholders’ equity:
Preferred stock	—	—		—
Common stock	14	—		14
Additional paid-in capital	190,913	11,948	(a)	202,861
Shares held in treasury	(615)	—		(615)
Accumulated deficit	(91,881)	(13,567	)(a)(b)(c)(d)	(105,448)
Accumulated other comprehensive income (loss)	(1,100)	1	(c)	(1,099)

Total stockholders’ equity	97,331	(1,618)		95,713

Total Liabilities and Stockholders’ Equity	$171,411	$(851)		$170,560

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Accrued expenses	$618
Additional paid-in capital	11,948
Accumulated deficit	(12,566)
(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Finished goods inventories	$(708)
Investment in unconsolidated affiliates	(142)
Current deferred tax asset	121
Accumulated deficit	(729)
(c)	Includes the correction of an error in recording deferred tax asset valuation allowance related to our BRC operations (in thousands):

Amount
Other current asset	$(45)
Current deferred tax assets	(77)
Accumulated deficit	(123)
Accumulated other comprehensive income (loss)	1
(d)	Includes the effect of an adjustment to income tax expense related to a deemed dividend (in thousands):

Amount
Accrued expenses	$149
Accumulated deficit	(149)

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

	March 31, 2005 (Unaudited)
	As Previously Reported	Adjustment		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$18,630	$—		$18,630
Accounts receivable, net	39,260	—		39,260
Inventories:
Raw materials and parts	25,909	—		25,909
Work-in-process	843	—		843
Finished goods	8,207	(869	)(b)	7,338

Total inventories	34,959	(869)		34,090
Other current assets	2,638	—		2,638
Related party receivables	2,892	—		2,892
Deferred tax assets	803	—		803

Total current assets	99,182	(869)		98,313

Equipment and leasehold improvements:
Dies, molds and patterns	7,821	—		7,821
Machinery and equipment	10,316	—		10,316
Office furnishings and equipment	9,524	—		9,524
Automobiles and trucks	768	—		768
Leasehold improvements	3,847	—		3,847

	32,276	—		32,276
Less accumulated depreciation and amortization	20,146	—		20,146

Net equipment and leasehold improvements	12,130	—		12,130

Goodwill	45,932	—		45,932
Deferred tax assets, net	8,183	—		8,183
Investment in unconsolidated affiliates	4,922	—		4,922
Other assets	2,481	—		2,481
Non-current related party receivable	4,307	—		4,307

Total Assets	$177,137	$(869)		$176,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,720	$—		$33,720
Accrued expenses	17,529	2,265	(a)(c)	19,794
Current revolving lines of credit	6,423	—		6,423
Current maturities of other loans	2,920	—		2,920
Related party payables	3,373	—		3,373

Total current liabilities	63,965	2,265		66,230
Term loans	10,536	—		10,536
Capital leases	149	—		149
Other liabilities	1,622	—		1,622
Minority interest	3,132	—		3,132

Total liabilities	79,404	2,265		81,669

Stockholders’ equity:
Preferred stock	—	—		—
Common stock	14	—		14
Additional paid-in capital	190,859	11,695	(a)	202,554
Shares held in treasury	(603)	—		(603)
Accumulated deficit	(93,053)	(14,829	)(a)(b)(c)	(107,882)
Accumulated other comprehensive income (loss)	516	—		516

Total stockholders’ equity	97,733	(3,134)		94,599

Total Liabilities and Stockholders’ Equity	$177,137	$(869)		$176,268

FUEL SYSTEMS SOLUTIONS INC.

Notes to Consolidated Financial Statements – (Continued)

(a)	Includes the effect of the restatement related to our voluntary stock option review for stock-based compensation expenses and related payroll tax liability (in thousands):

Amount
Accrued expenses	$2,191
Additional paid-in capital	11,695
Accumulated deficit	(13,886)
(b)	Includes the effect of restatement related to gross profit eliminations for intercompany inventory and related income tax impact (in thousands):

Amount
Finished goods inventories	$(869)
Accumulated deficit	(869)
(c)	Includes the effect of an adjustment to income tax expense related to a deemed dividend (in thousands):

Amount
Accrued expenses	$74
Accumulated deficit	(74)

19. Subsequent Events

Zavoli Acquisition

On June 26, 2007, BRC obtained a $6.7 million loan, using the exchange rate of $1.3475 to the euro at June 30, 2007, from Intesa SanPaolo SpA to fund the acquisition of Zavoli, S.r.L. which was completed on July 2, 2007 for approximately $8.5 million cash. Zavoli S.r.L. is a privately held manufacturer and distributor of aftermarket conversion kits that enable internal combustion engines to operate on liquefied petroleum gas (LPG) and compressed natural gas (CNG). The acquisition is a stock purchase and the purchase price will be allocated to underlying assets acquired based upon their respective fair market values on the date of acquisition. No adjustments have been made to the accompanying consolidated financial statements for this transaction.

Amendments to LaSalle Credit Facility

On July 18, 2007, September 24, 2007, September 29, 2007 and October 31, 2007, IMPCO entered into amendments to its revolving credit facility which effectively extend the term of the loan to January 31, 2008, extend the date by which the Fuel Systems 2006 financial statements and 2007 first and second quarter financial statements must be delivered to LaSalle to October 31, 2007, reduce the required U.S. pre-tax income for the period from January 1, 2007 to December 31, 2007, reduce the U.S. tangible net worth requirement for the period from October 31, 2007 through December 31, 2007, reduce the borrowing base and increase the interest rate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders’ of BRC S.r.L.

We have audited the accompanying consolidated balance sheet of BRC SrL and its subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in quotaholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BRC SrL and its subsidiaries as of December 31, 2004 and the consolidated results of operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Milan, Italy

February 25, 2005, except for

Note 15 as to which the date

is March 31, 2005.

BDO Sala Scelsi Farina S.p.A.

/s/ GIORGIO FARINA
Giorgio Farina

BRC S.R.L.

CONSOLIDATED BALANCE SHEET

As of December 31, 2004

(In thousands of euros)

2004
Assets
Current Assets:
Cash and cash equivalents	€5,627
Trade receivables, less allowance for doubtful accounts of 684	11,829
Receivables from related parties (Note 12)	1,389
Current portion of the loan to quota-holders (Note 5)	1,882
Inventory, net (Note 3)	12,514
Prepaid expenses and other current assets	499
Deferred income taxes (Note 8)	461

Total Current Assets	34,201
Property, plant and equipment (Note 4)	15,333
Less: Accumulated depreciation	(11,722)

Net property, plant and equipment	3,611
Investments in affiliated companies (Note 6)	369
Loans to quota-holders (Note 5)	14,271
Loans to affiliated companies	1,356
Other non current assets	1,523

Total Assets	€55,331

Liabilities and Quotaholders’ Equity
Current Liabilities:
Short-term borrowings (Note 7)	€0
Current portion of long term debt (Note 10)	2,240
Accounts payable	15,270
Payables to related parties (Note 12)	2,633
Income taxes payable (Note 8)	1,511
Accrued expenses and other current liabilities (Note 9)	1,852

Total Current Liabilities	23,506
Long-term debt (Note 10)	8,657
Employees severance indemnities (Note 11)	2,235
Other non current liabilities	0
Deferred income taxes (Note 8)	280
Commitments and Contingencies

Total Non Current Liabilities	11,172
Quotaholders’ Equity:
Ordinary quota authorized 1,500,000 shares, issued and outstanding, par value 1.00 each	1,500
Additional paid in capital	221
Retained earnings	18,381
Other comprehensive income	551

Total Quotaholders’ Equity	20,653

Total Liabilities and Quotaholders’ Equity	€55,331

See accompanying notes to consolidated financial statements.

BRC S.R.L.

CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31, 2004

(In thousands of euros)

2004
Net sales	€46,773
Other revenue	498

Total revenue	47,271
Cost and Operating expenses:
Cost of materials	(22,371)
Costs of external services	(8,955)
Salaries, wages and employee benefits	(9,359)
Depreciation and amortization	(1,138)
Other operating expenses	(702)

Total costs and operating expenses	(42,525)
Operating income	4,746
Interest expense	(437)
Interest income	112
Foreign exchange losses, net	(117)
Equity share in income of unconsolidated affiliates	193
Other income	34

Income before taxes	4,531
Income taxes	2,111

Net income	€2,420

See accompanying notes to consolidated financial statements.

BRC S.R.L.

CONSOLIDATED STATEMENT OF CHANGES IN QUOTAHOLDERS’ EQUITY

For the year ended December 31, 2004

(In thousands of euros)

	Ordinary Quota	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income	Total Quotaholders’ Equity
As at December 31, 2003	€1,500	€221	€15,961	€81	€17,763
Foreign exchange translation adjustment	—	—	—	470	470
Net income	—	—	2,420	—	2,420

Total Comprehensive Income	—	—	2,420	—	2,890

As at December 31, 2004	€1,500	€221	€18,381	€551	€20,653

See accompanying notes to consolidated financial statements.

BRC S.R.L.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31, 2004

(In thousands of euros)

2004
Cash flows from operating activities:
Net income	€2,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,138
Employees severance indemnities	338
Deferred taxes	120
Income in equity investees	(193)
Changes in operating assets and liabilities:
Account receivable	(6,103)
Inventories	(3,960)
Prepaid expenses and other current assets	11
Account payable	14,732
Accrued expenses and other current liabilities	282
Income taxes	1,487

Net cash provided by operating activities	10,272

Cash flows from investing activities:
Purchases of property, plant and equipment	(584)
Disposals of property, plant and equipment	60
Investment in equity investees	361
Loan to affiliated companies	(15,589)
Increase in non current assets	(893)

Net cash used in investing activities	(16,645)

Cash flows from financing activities:
Increase in long term debt	9,778

Net cash provided by financing activities	9,778
Translation adjustment	470

Net increase in cash and cash equivalents	3,875
Cash and cash equivalents at beginning of year	1,752

Cash and cash equivalents at end of year	€5,627

Supplemental disclosures:
Cash paid during the period for:
Interest	€27
Taxes	€172

See accompanying notes to consolidated financial statements.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of euros)

1.	Basis of Presentation and Description of Business

The consolidated financial statements of BRC S.r.L., which we refer to as BRC or the Company include the accounts of the Company, of its wholly owned subsidiary MTM S.r.L. and of MTM’s majority owned subsidiaries BRC Argentina S.A., BRC Brasil S.A. and NG LOG Armazen Gerais Ltda. All significant intercompany accounts and transactions have been eliminated. The company has a 50% interest in the joint ventures WMTM and MTE and 13.59% interest in Jehin and uses the equity method for reporting the results of these entities.

Prior to February 2001, MTM was owned directly by Mariano and Pier Costamagna. In February 2001, Mariano and Pier Costamagna incorporated BRC S.r.L. and contributed their shareholdings in MTM to BRC S.r.L. This contribution has been accounted for as a reorganization under common control under which it is assumed that BRC S.r.L. has been the parent company from January 1, 2001 for all periods presented. Consequently, the carrying amounts of MTM and its subsidiaries were not adjusted at their transfer dates in accounting for the reorganization and the Company’s quota capital has been reported in the consolidated financial statements as if outstanding since January 1, 2001.

On July 22, 2003, the shareholders of BRC completed the sale of 50% of the Company to IMPCO technologies Inc., a U.S. Company.

The company is a designer, manufacturer and supplier of fuel technology systems for automobiles that enable traditional internal combustion engines to run on alternative fuels such as propane and natural gas.

2.	Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the accompanying financial statements. These policies are in conformity with accounting principles generally accepted in the United States and have been consistently applied.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of time deposits and other short-term, highly liquid instruments with maturities of three months or less when acquired and are stated at cost, which approximates fair value.

Inventories

Inventories are stated at the lower of cost and market. Cost is determined using the weighted-average method. Elements of cost in inventories include raw materials, direct labor and manufacturing overhead. Any write-downs of inventory are recorded as an adjustment to the cost basis.

Inventory Valuation Reserve

Reserves for slow-moving or potentially obsolete inventories are accounted for based upon an analysis of inventory movement, age and saleability.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Doubtful Accounts

The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings	33 years
Machinery and equipment	10 years
Furniture and fittings	5 to 8 years

Impairment of long-lived Assets

The Company assesses its long-lived assets (primarily property, plant and equipment) for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Recoverability is determined by comparing the estimated undiscounted cash flows expected from these assets to their respective net carrying values. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and their estimated fair value.

Investments in affiliates

Investments in affiliates that are not majority owned or controlled but for which the company exercises significant influence are accounted for using the equity method.

Income Taxes

Income taxes provided by each entity are included in the consolidation in accordance with the applicable local laws. Deferred income taxes are accounted for under the liability method, in accordance with SFAS No. 109 Accounting for income taxes, and reflect the tax effects of all significant temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and net operating loss carry-forwards. Valuation allowances are provided against deferred tax assets when it is more likely than not that a tax benefit will be realized.

Investment tax credits are accounted for as a reduction in current income taxes in the year in which the credit arises.

Foreign Currency Translation

The Company’s reporting currency and functional currency is the euro. The financial statements of the Company’s subsidiaries are measured using the local currency as the functional currency. With respect to the Brazilian and Argentina subsidiaries, revenue and expenses have been translated into euros using the average exchange rate for the period and assets and liabilities have been translated using the period-end exchange rate. With respect to the Argentina subsidiary, at December 31, 2001 through January 10, 2002, there was no exchangeability between the Argentine peso and foreign currencies. On January 11, 2002 when the exchange market first opened, the exchange rate was ARP 1.5 to euro 1. Under U.S. GAAP, when exchangeability between two currencies is temporarily lacking at the balance sheet date, the first subsequent rate at which exchange could be made shall be used as of the balance sheet date.

The resulting cumulative translation adjustments have been recorded as a separate component of Quotaholders equity. Translation adjustments resulting from changes in exchange rates affecting balance sheet and income statement items amount to gains of €470 for the period ended December 31, 2004 respectively, and are presented in the Other Comprehensive Income.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Realized and unrealized foreign currency transaction gains and losses are included in the determination of net income.

Revenue Recognition

Revenue are recognized on product sales when title transfers, which generally corresponds to the date when products are shipped, and when collectibility is reasonably assured. Provisions for returns and other adjustments related to sales are provided in the same period the related sales are recorded on the basis of historical rates of return.

Research and Development Expenses

Research and development expenses are charged to expense as incurred, in the amount of €1.3 million for the year ended December 31, 2004.

Warranty Costs

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

Government Grants

The Company receives grants from Italian governmental entities to subsidize certain investments in plant and equipment and research and development expenditures. Grants are recognized when earned and there is no remaining risk of repayment. There is no remaining risk of repayment when the grant conditions are met or when there is no doubt that these conditions will be met in the future. Grants relating to plant and equipment are recorded as a reduction of the cost of the related assets. Grants relating to research and development expenditure are recorded in other revenue. During 2004 the Company recognized no government grants.

Statement of Cash Flows

Short-term borrowings arise primarily under the Company’s short-term lines of credit with its banks. These short-term obligations are payable on demand. The cash flows from these items are included under the caption “Net change in short-term borrowings” in the Consolidated Statements of Cash Flows.

Shipping and Handling Costs

Shipping and handling costs on product sales are classified in costs for external services and amount to €418 for the year ended December 31, 2004.

Comprehensive Income Loss

The Company presents comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) includes, in addition to net income (loss), charges in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of quotaholders’ equity on the consolidated balance sheet.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	Inventory Net

December, 31 2004
Raw materials	€8,762
Work in progress	495
Finished goods	3,825

Total inventory	13,082
Inventory valuation reserve	(568)

Inventory, net of reserve	€12,514

4.	Property, Plant and Equipment

December, 31 2004
Machinery and equipment	€12,581
Office furniture and equipment	1,256
Vehicles	590
Other	906

Total property plant and equipment	15,333
Accumulated depreciation	(11,722)

Net property, plant and equipment	€3,611

In July 2002, the Company sold its land and buildings to IMCOS Due S.r.L., a real estate investment company controlled by the shareholders of BRC, and to a leasing company, which then leased the land and buildings to IMCOS 2 under capital lease arrangements. The portion of these land and buildings that were previously used by BRC were then leased back to BRC under operating leases arrangements. The remaining portion of the land and buildings were previously leased by BRC to a related company and a third party. As the sale-and-leaseback was undertaken between companies under common control, the transaction has been accounted for at historical cost and, consequently, the excess of the sale price over the carrying value of the land and buildings of €221 has been credited to additional paid-in capital.

The terms of the rental agreement between BRC and IMCOS Due S.r.L. require that the Company does not terminate the rental agreement until eight years have expired.

On December 13th, 2004 a lease contract between MTM and IMCOS Due S.r.L. for the building in Via Fondovalle 1—Cherasco has been signed and it is valid starting from January 1st 2005 till December 31st 2011 for an amount of €132/year. This building has been rented in order to carry out the installation of OEM vehicles sent to BRC by car manufacturers and to carry out the potential future activity of CNG conversion for buses.

5.	Loans to Quotaholders

On December 23, 2004 the Company loaned IMPCO Technologies, Inc., an affiliated company, $22.0 million (€16.2 million). The loan was for the purpose of retiring certain debts of the affiliate. The loan carries an interest rate equal to the 3-month Euribor plus 1.5% per annum, which totaled 3.7% as of December 31, 2004. The loan is scheduled to be repaid to MTM in quarterly installments beginning April 1, 2005. The quarterly payments are required to be not less than $650 (€477.3) in the first two years, $800 (€587.4) in the third year, $1,000 (€734.2) in the fourth year, and $1,150 (€844.4) in the final year, with a $5.0 million (€3.7 million) balloon payment and any remaining unpaid principal and interest due on December 31, 2009. At December 31, 2004, $2.6 million (€1.9 million) was classified as a current portion and $19.4 million (€14.2) was classified as long term.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Investments in Affiliates

In February 2001, the Company acquired a 50% stake in MTE S.r.L. for €25. MTE supplies the Company with electronic components for its fuel systems. The amount at which the investment is carried equals the amount of underlying equity in net assets.

In March 2002, the Company acquired a 18.5% stake in Jehin Engineering Company Ltd, a Korean manufacturer of fuel technology systems for €260. In 2004 the participation has been reduced to 13.59%, or €191. In accordance with the share purchase agreement, BRC was able to appoint a member of the Board Directors. In view of the influence that BRC gained through board membership, the investment has been accounted for using the equity method. The amount at which the investment is carried equals the amount of underlying equity in net assets.

In October 2001, BRC Brasil Ltda, or BRC Brasil signed a joint venture agreement with White Martin Gases Industriais S.A., which we refer to as WM, a Brazilian company and subsidiary of Praxair Inc, by which BRC and WM (the “joint venture partners”) agreed to establish a joint venture for the development, manufacture and supply of fuel technology systems in the Brazilian market. Pursuant to the agreement, the joint venture partners agreed to invest jointly up to a maximum of $4 million (€2.9 million) in the first three years of operations. In May 2002, the joint venture partners gave effect to the joint venture agreement and established WMTM Equipamentos de Gases Ltda., which we refer to as WMTM owned 50% by each joint venture partner with an initial cash investment of €819. At the same time the joint venture partners established another 50-50 owned company, BRC Gas Equipment Ltda, which we refer to as BRCGE, with the objective of succeeding BRC Brasil in its activity of importation and sale of BRC’s products on the Brazilian market until such time as WMTM had become fully operational. BRC Brasil subscribed to the creation of BRCGE by contributing the inventories and certain other assets for a value of €717. MTM has also provided for a bank guarantee to WMTM for an amount of €1.5 million, which was subsequently reduced to €275. In exchange for entering into the joint venture agreement, BRC Brasil received from WM $2.2 million (€1.6 million). The agreement also required that BRC Brasil pay WM a certain amount in the event that BRCGE failed to achieve a stipulated level of earnings before interest, income taxes, depreciation and amortization, or EBTIDA. Conversely, WM would pay BRC Brasil if the EBITDA exceeded the stipulated level of earnings before interest, income taxes, depreciation and amortization, as defined. In 2003, the parties agreed that the stipulated level of EBITDA had not been achieved and, accordingly, BRC Brasil paid €98 and recorded this amount as a reduction of the $2.2 million (€1.6 million). The company has accounted for this transaction in accordance with EITF 01-2 Interpretations of APB Opinion No. 29 and has recognized a partial gain in 2002 of €953, representing 50% of the excess of the fair value of the assets given up over the carrying value of such assets. The remaining 50% have been recorded as a reduction of the carrying value of Company’s investment in the joint venture companies.

In August 2003 BRCGE ceased operations and in September 2003 was merged into WMTM. The carrying value of the investments in WMTM at December 31, 2004 has been classified as an equity investment.

In August 2003, BRC Brasil and WM each made loans to WMTM in the amount of 5.0 million real (€1.4 million) and each company subsequently made additional loans in the amount of 2.0 million real (€0.6 million). The total of the loans made by BRC Brasil to WMTM has been classified as loans to affiliated companies. The loans are non-interest bearing and are due in January 2005.

7.	Short-term Borrowings

At December 31, 2004, the Company has an unsecured line of credit amounting to approximately €1.1 million with no outstanding balance. Additionally, the Company has up to a €6.1 million line of credit secured by customer account receivable drafts, which has current available of €3.3 million and has no outstanding balance. The weighted average interest rate on these short-term borrowings was nil par annum at December 31, 2004. The lines of credit are callable on demand.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Deferred and Income Taxes

Italian and foreign income before income taxes is as follows:

Year ended December 31, 2004
Italian	€3,692
Foreign	839

Total Italian and foreign income before income taxes	€4,531

Significant components of the provision for income taxes are as follows:

Year ended December 31, 2004
Current	€1,991
Deferred	120

Total provision for income taxes	€2,111

Reconciliation between income taxes computed at the Italian statutory tax rate and the effective income tax provision is as follow:

Year ended December 31, 2004
Income tax provision at the Italian statutory tax rate 33%	€1,493
Effect of Italian IRAP	605
Aggregated effect of different foreign tax rates
Permanent Differences:
Non deductible expenses	33
Other	18
Change in valuation allowance	(38)

Effective income tax provision	€2,111

The Italian “IRAP” tax is regional tax on productive activities, and has statutory rate of 4,25%. The IRAP tax is not deductible for corporate tax purposes. The IRAP tax base is similar to the corporate tax base, however does not permit a deduction for labor or interest.

The components of deferred income tax assets and liabilities at December 31, 2004 are:

Deferred tax asset	€1,819
Less: valuation allowance	(1,358)

Deferred tax assets	461
Deferred tax liabilities	(280)

Net deferred tax asset	€181

Principal items comprising the net deferred income tax assets as of December 31, 2004 are:

Fixed assets	€(354)
Warrantee provision	107
Inventories	377
Allowance for receivables	315
NOL carry-forwards	664
Equity investments	216
Foreign exchange losses	141
Other	73

Total deferred tax assets	1,539
Valuation allowance	(1,358)

Net deferred tax assets	€181

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	Accrued Expenses and Other Current Liabilities

December 31, 2004
Social Security and other contributions	€401
Withholding taxes on payroll and other sundry taxes	10
Accrued employee compensation	792
Warranty provision	300
Fiscal provision	60
Accrued interest	10
Pending litigation	60
Other	219

Total accrued expenses and other current liabilities	€1,852

10.	Debt Payable

Debt payable is as follows:

December 31, 2004
Loans from Ministry of Industry, pursuant to Law 46/82 for research and development and capital expenditures, repayable in annual installments through 2011, bearing interest at a subsidized rate of 3.25%	€884
Loan from Mediocredito Unicredito, bearing interest at 3.20% repayable annual installments through 2009	10,000
Other loans	13

Total debt	10,897
Less: current portion	(2,240)

Non-current portion	€8,657

At December 31, 2004, long term debt is repayable as follows:

Year ended December 31
2005	€2,240
2006	2,114
2007	2,117
2008	2,119
2009	2,120
Thereafter	187

Total debt	€10,897

On December 2, 2004 MTM entered into an unsecured loan agreement with the Bank Unicredit Banca Medio Credito S.p.A. for €10.0 million in order to provide additional liquidity to provide to IMPCO a loan in the amount of $22.0 (€16.2 million). Conditions for the financing MTM signed with UniCredit Banca Medio Credito S.p.a. are the following:

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Term: 5 years

Repayment schedule: 20 quarterly installments of €500 principal plus Interests.

Rate: Quarterly Euribor plus 1% of Spread Commitment fee, currently 3.2%.

Covenants: Requirement of quotaholders equity to be not less than €20.0 million. Requirement not to distribute profit for year 2004 and 2005. Requirement to keep the rate of debts to equity not higher than 0.80.

The $22.0 million (€16.2 million) loan from MTM granted to IMPCO, according to the Loan Agreement signed on December 23rd, 2004, has been used by the latter to extinguish the loan with Bison Capital Structured Equity Partners, LLC.

11.	Employees Severance Indemnities

The liability for severance indemnities relates primarily to the Company’s employees in Italy. The severance indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration. There is no vesting period or funding requirement associated with the liability. The liability recorded in the balance sheet is the amount that the employee would be entitled to if the employee terminates immediately. The charge to earnings was €420 for the year ended December 31, 2004.

12.	Related Party Transactions

A detail of balances with related parties as of December 31, 2004 is as follows:

Receivables and advances:
WMTM Equipamento de Gases Ltda	€1,226
MTE S.r.L.	35
Jehin Engineering Company Ltd	128

Total receivables and advances	€1,389

Payables:
MTE S.r.L.	€1,109
Europlast S.r.L.	814
TCN S.r.L.	710

Total payables	€2,633

In 2004, the Company sold fuel technology systems to WMTM for an amount of €2.0 million.

In 2004 the Company acquired from its affiliate, MTE S.r.L., electronic components for its fuel technology systems for an amount of €2.5 million. In 2004 the Company paid rent to MTE in the amount of €6 and sold products to MTE in the amount of €58.

In 2004, the Company acquired plastic components from Europlast S.r.L. for an amount of €1,416 and iron-made elements from TCN S.r.L. for an amount of €1,283. In 2004, the Company sold products to Europlast in the amount of €33. In 2004, the Company sold products to MTM Hydro S.r.L. in the amount of €7, and purchased products in the amount of €9. In 2004, the Company received rent from BM2 in the amount of €16, and sold products to BM2 in the amount of €134. Europlast, TCN, MTM Hydro and BM2 are majority owned by the shareholders of the Company.

In 2004, the Company leased buildings from IMCOS2 S.r.L., a related company for an amount of €450.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	Commitments and Contingencies

Litigation

The Company is involved in legal proceedings arising in the normal course of business. As of December 31, 2004, the Company has accrued €60 for a lawsuit relating to a third party installers installation of the Company’s product. Management believes that, based on advice of legal counsel, the outcome of this and other proceedings will not have any material adverse effect on the Company’s financial statements.

Lease Commitments

The following are the minimum payments that will have to be made in each of the years indicated based on operating leases in effect as of December 31, 2004:

Year ended December 31
2005	€582
2006	582
2007	582
2008	582
2009	582
Thereafter	2,398

Total minimum lease payments	€5,308

Rental expense for all operating leases amounted to €450 in the years ending December 31, 2004, respectively. The major portion of these leases contains renewal options.

14.	Financial Instruments

Off Balance Sheet Risk

The Company has not in the past enter into forward exchange contracts or purchase foreign currency options to hedge firm sales/purchases commitments, anticipated but not yet committed sales/purchases and investments in debt securities denominated in foreign currency.

Concentration of Credit Risk

Financial instruments that potentially subject the Group to concentration of credit risks consist principally of cash investments and trade accounts receivable. The Group maintains cash and cash equivalents and short-term investments with financial institutions located in the various countries in which it operates. The Company selects only financial institutions with high credit standards for use in its investment strategies.

Concentration of credit risk and the risk of accounting loss with respect to trade receivables is generally limited due to the large number of the Company’s end customers. The Company generally does not require collateral with respect to goods and services provided in Italy, but normally makes sales to foreign customers against secured letters of credit.

The Company’s two largest individual customers accounted for 22% of net sales for the year ended December 31, 2004.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments.

Cash and cash equivalents—The carrying amount of cash and cash equivalents reported by the Company approximates their fair value.

BRC S.R.L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Account receivable and payable—The carrying amount of accounts receivable and payable approximates their fair value.

Short and long-term debt—The fair value of long-term debt, as of December 31, 2004 amounts to approximately €8,657. The carrying amount of the Company’s other borrowings approximately their fair value. The fair values of the Company’s long term debt are estimated using cash flow analyses, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

15.	Subsequent Events

On October 22, 2004 a purchase agreement between IMPCO Technologies Inc. and Mariano and Pier Antonio Costamagna was executed for the sale of the remaining 50% of BRC. On March 10, 2005 IMPCO shareholders’ approved the transaction. The transaction was completed and closed on March 31, 2005.

In January 2005, the Company entered into two foreign exchange contracts in connection with the $22.0 million (€16.2 million) loan to IMPCO Technologies. No foreign exchange contracts were outstanding as of December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

IMPCO BRC DE MEXICO, S.A. de C.V.

We have audited the accompanying balance sheet of IMPCO BRC DE MEXICO, S.A. de C.V. (the “Company”) as of December 31, 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IMPCO BRC DE MEXICO, S.A. de C.V. at December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Hernández Marrón y Cía., S.C.
Mexico
June 8, 2006

IMPCO BRC DE MEXICO, S.A. de C.V.

BALANCE SHEETS

(In thousands of Mexican pesos)

	December 31, 2006		December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	Ps.	525	Ps.	4,490
Accounts receivable less allowance for doubtful accounts of Ps. 1,753 and Ps.1,328, respectively		—		7,164
Inventory, net		—		8,554
Other current assets		—		259
Related party receivables		—		1,637

Total current assets		525		22,104
Property and equipment		—		739
Less: accumulated depreciation		—		(101)

Net property and equipment		—		638

Total Assets	Ps.	525	Ps.	22,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	Ps.	10	Ps.	289
Accrued payroll obligations		23		567
Other accrued expenses		552		127
Related party payables		5,625		23,914

Total current liabilities		6,210		24,897

Stockholders’ equity (deficit):
Capital stock		50		50
Additional paid-in capital		27,036		27,036
Subscription receivable		(6,427)		(6,427)
Accumulated deficit		(26,344)		(22,814)

Total stockholders’ deficit		(5,685)		(2,155)

Total Liabilities and Stockholders’ Deficit	Ps.	525	Ps.	22,742

See accompanying notes to financial statements.

IMPCO BRC DE MEXICO, S.A. de C.V.

STATEMENTS OF OPERATIONS

(In thousands of Mexican pesos)

	Year Ended December 31, 2006		Year Ended December 31, 2005		From December 30, 2004 (inception) to December 31, 2004
	(unaudited)				(unaudited)
Revenue	Ps.	17,439	Ps.	70,222	Ps.	—
Cost of revenue		15,224		75,358		—
Gross profit		2,215		(5,136)		—
Operating expenses
Selling, general and administrative expense		4,507		17,073		—
Impairment loss of long-lived assets		622		966		—

Total operating expenses		5,129		18,039		—
Operating loss		(2,914)		(23,175)		—
Other income (expense), net		(609)		380		—
Interest expense		(7)		(19)		—

Loss before income taxes		(3,530)		(22,814)		—
Income tax expense		—		—		—

Net loss	Ps.	(3,530)	Ps.	(22,814)	Ps.	—

See accompanying notes to financial statements.

IMPCO BRC DE MEXICO, S.A. de C.V.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands of Mexican pesos)

	Capital Stock		Additional Paid-In Capital		Subscription Receivable		Accumulated Deficit		Total Stockholders’ Equity (Deficit)
Balance, December 30, 2004 – Date of Inception (unaudited)	Ps.	—	Ps.	—	Ps.	—	Ps.	—	Ps.	—

Net loss (unaudited)		—		—		—		—		—
Contribution from joint venture partners (unaudited)		—		27,036		(13,518)		—		13,518
Capital stock issued (unaudited)		50		—		(50)		—		—

Balance, December 31, 2004 (unaudited)	Ps.	50	Ps.	27,036	Ps.	(13,568)	Ps.	—	Ps.	13,518

Net loss		—		—		—		(22,814)		(22,814)
Subscription receivable payment from joint venture partner		—		—		7,141		—		7,141

Balance, December 31, 2005	Ps.	50	Ps.	27,036	Ps.	(6,427)	Ps.	(22,814)	Ps.	(2,155)

Net loss (unaudited)		—		—		—		(3,530)		(3,530)

Balance, December 31, 2006	Ps.	50	Ps.	27,036	Ps.	(6,427)	Ps.	(26,344)	Ps.	(5,685)

See accompanying notes to financial statements.

IMPCO BRC DE MEXICO, S.A. de C.V.

STATEMENTS OF CASH FLOWS

(In thousands of Mexican pesos)

	Year Ended December 31, 2006		Year Ended December 31, 2005		From December 30, 2004 (inception) to December 31, 2004
	(unaudited)				(unaudited)
Cash flows from operating activities:
Net loss	Ps.	(3,530)	Ps.	(22,814)	Ps.	—
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and other amortization		16		2,635		—
Impairment loss of long-lived assets		622		966		—
Provision for doubtful accounts		425		1,328		—
Provision for inventory reserve		—		13,500		—
Decrease (increase) in accounts receivable		6,739		(8,492)		—
Decrease (increase) in inventories		8,554		15,041		(23,577)
(Decrease) increase in accounts payable		(279)		289		—
(Decrease) increase in accrued expenses		(119)		694		—
Receivables from/payables to related party		(16,652)		(9,575)		31,852
Decrease (increase) in other assets		259		4,651		(4,910)

Net cash (used in) provided by operating activities		(3,965)		(1,777)		3,365

Cash flows from investing activities:
Purchase of equipment and leasehold improvements		—		(874)		(3,365)

Net cash used in investing activities		—		(874)		(3,365)

Cash flows from financing activities:
Subscription receivable payment from joint venture partner		—		7,141		—

Net cash provided by financing activities		—		7,141		—

Net (decrease) increase in cash and cash equivalents		(3,965)		4,490		—
Cash and cash equivalents at beginning of period		4,490		—		—

Cash and cash equivalents at end of period	Ps.	525	Ps.	4,490	Ps.	—

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Contribution of inventory from joint venture partner	Ps.	—	Ps.	—	Ps.	13,518
Purchase of inventory and fixed assets from joint venture partner via a related party payable	Ps.	—	Ps.	2,863	Ps.	26,942

See accompanying notes to financial statements.

IMPCO BRC DE MEXICO, S.A. de C.V.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

(a) Basis of presentation and description of the business—IMPCO BRC de Mexico, S.A. de C.V., which we refer to as “IBMexicano” or the Company, was established as a joint venture between IMPCO Technologies, Inc. (“IMPCO”) and Clean Fuels USA, Inc. (“CFUSA”) on December 30, 2004. IMPCO contributed approximately US$1.2 million of inventory assets from its wholly-owned subsidiary, Grupo IMPCO Mexicano, S. de R.L. de C.V. (“GIM”). In March 2006, IMPCO and CFUSA mutually agreed to dissolve and liquidate IBMexicano. The Company closed its facility on June 8, 2006 and expects to liquidate its assets prior to the end of June 2007. In accordance with its agreement with seven employees to pay severance in the amount of four months’ salary on the condition that they worked until the operation closed, approximately Ps. 381,000 was recorded to accrued expenses in the first quarter of 2006, and paid at the plant closure in June 2006.

IBMexicano formerly manufactured and supplied alternative fuel products and systems to the transportation, industrial and power generation industries to the Mexican market. The Company’s components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines.

(b) Cash and cash equivalents—The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

(c) Inventories—IBMexicano values its inventories at the lower of cost or market value. Cost is determined by the average cost method while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

(d) Equipment and leasehold improvements—Equipment and leasehold improvements are stated on the basis of historical cost. Depreciation of equipment is provided using the straight-line method over the assets’ estimated useful lives, ranging from three to seven years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the assets’ estimated useful lives or the lease terms. Depreciation recorded in 2006 totaled Ps. 16,000. Depreciation expense in 2005 was approximately Ps. 2,635,000 and included accelerated amortization of leasehold improvements of Ps. 2,244,000.

Property and equipment consists of the following (in thousands of Mexican pesos):

	December 31, 2006		December 31, 2005
	(Unaudited)
Dies, molds and patterns	Ps.	—	Ps.	—
Machinery and equipment		—		—
Office furnishings and equipment		—		358
Automobiles and trucks		—		381
Leasehold improvements		—		—

		—		739
Less: accumulated depreciation and amortization		—		(101)

Net equipment and leasehold improvements	Ps.	—	Ps.	638

(e) Revenue recognition—Revenue is recognized when title is transferred, when products are shipped, and when management is reasonably assured of collectibility. Also, in accordance with Emerging Issues Task Force No. 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs, the Company includes the costs of shipping and handling, when incurred, in cost of goods sold.

(f) Allowance for doubtful accounts—The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. Accounts balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.

IMPCO BRC DE MEXICO, S.A. de C.V.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(g) Impairment of assets—Impairment losses are recorded on assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In March 2006, the Company commenced liquidation and, as a result, recorded impairment losses on its assets during the year ended December 31, 2005 (see note 5).

(h) Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(i) Income taxes—The Company uses the asset and liability method to account for income taxes, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the differences between the basis recognized in the financial statements and tax returns. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the preparation of its financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, property, plant and equipment and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the balance sheet. The Company then assesses the likelihood of recovery of the deferred tax assets from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, the Company includes an expense within the tax provision of the statement of operations.

2.	Inventory, Net

(in thousands of Mexican pesos)	December, 31 2006		December, 31 2005
	(Unaudited)
Raw materials	Ps.	—	Ps.	—
Work in progress		—		—
Finished goods		1,204		22,054

Total inventory		1,204		22,054
Inventory valuation reserve		(1,204)		(13,500)

Inventory, net of reserve	Ps.	—	Ps.	8,554

3.	Income Taxes

The provision for income taxes consists of the following (in thousands of Mexican pesos):

	Years Ended December 31,
	2006		2005		2004
	(Unaudited)				(Unaudited)
Current:
Federal	Ps.	—	Ps.	—	Ps.	—

		—		—		—
Deferred:
Federal		(1,059)		(6,844)		—
Change in Valuation Allowance		1,059		6,844		—

	—		—		—

Total provision (benefit)	Ps.	—	Ps.	—	Ps.	—

IMPCO BRC DE MEXICO, S.A. de C.V.

NOTES TO FINANCIAL STATEMENTS – (Continued)

The Company incurred losses in 2005 and has a deferred tax asset for the net operating loss carryforward. The Company determined that more likely than not the deferred tax asset would not be recovered in the future. As a result, the Company recorded a full valuation allowance against the deferred tax asset.

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the statements of operations as follows:

	Year Ended December 31,
	2006	2005	2004
	(Unaudited)		(Unaudited)
Federal statutory income tax rate	30.00%	30.00%	—%
Valuation Allowance	(30.00)	(30.00)	—
Other	—	—	—

Effective tax rate	—%	—%	—%

4.	Commitments and Contingencies

(a) Leases

The Company had operating leases for facilities. The lease term ended on March 2006 and thereafter the Company has been on a month-to-month contract with rent payments of approximately Ps. 200,000 per month.

Total rental expense under the operating lease for 2006 and 2005 was approximately Ps. 781,900 and Ps. 1,065,000, respectively.

(b) Employee severance

See note 8.

5.	Impairment Loss on Long-Lived Assets, Inventory and Receivable Reserves and Write-Off of Other Assets

On March 15, 2006, IMPCO and CFUSA mutually agreed to dissolve and liquidate IBMexicano. The Company closed its operations in Mexico on June 8, 2006 and expects to liquidate its assets by the end of the second quarter of 2007. Cash proceeds, or net realizable value, from this closure will be used to settle its non-related party liabilities.

As a result of the planned liquidation, the Company recorded in 2005 approximately Ps. 966,000 in asset impairment losses related to the write-down of fixed assets, which consisted primarily of machinery and equipment and office furnishing and equipment, to their net realizable value since they would be liquidated or scrapped. In addition, the Company recorded a write-off of approximately Ps. 3,622,000 in other current assets primarily related to non-recoverability of VAT receivable and amortization of prepaid expense, included with 2005 selling, general and administrative expenses. Additional inventory reserves of Ps. 13,500,000 are included in the cost of revenue in 2005 because the Company sold these inventories at a loss in 2006. In 2005, the Company recorded approximately Ps. 1,328,000 in additional allowance for doubtful accounts included with selling, general and administrative expenses based on expected collections of the receivable balances.

IMPCO BRC DE MEXICO, S.A. de C.V.

NOTES TO FINANCIAL STATEMENTS – (Continued)

In 2006, the Company made a further determination that the remaining net fixed assets would all be scrapped and, accordingly, they were written off in their entirety in the approximate amount of Ps. 622,000 (unaudited). Also in 2006, the Company recorded approximately Ps. 425,000 (unaudited) in additional allowance for doubtful accounts based on actual collections of the remaining receivable balances.

6.	Related Party Transactions

In 2006, the Company purchased no inventory or fixed assets purchases from GIM. In 2005, IBMexicano purchased inventory from IMPCO, GIM and BRC S.r.L. of approximately Ps. 49,346,000, Ps. 3,588,000 and Ps. 120,000, respectively. In 2004, the Company purchased inventory and fixed assets with a value of approximately Ps. 26,942,000, with related value added tax of approximately Ps. 4,910,000, from GIM.

The following table sets forth amounts that are included within the captions noted on the balance sheets at December 31, 2006 and 2005 representing related party transactions with the Company (in thousands of Mexican pesos):

	At December 31,
	2006		2005
	(Unaudited)
Current Receivables:
GIM (a)	Ps.	—	Ps.	1,615
WMTM Equipamento de Gases Ltd (b)		—		22

	Ps.	—	Ps.	1,637

Current Payables:
GIM (a)	Ps.	5,625	Ps.	22,762
IMPCO (c)		—		1,152

	Ps.	5,625	Ps.	23,914

(a)	GIM is a wholly-owned subsidiary of IMPCO.
(b)	WMTM Equipamento de Gases Ltd. is 50% owned by BRC S.r.L.. which is a wholly-owned subsidiary of IMPCO.
(c)	IMPCO is a 50% joint venture partner of IBMexicano.

7.	Supplementary Cash Flow Information

Interest and income taxes paid for 2006, 2005 and 2004 are as follows (in thousands of Mexican pesos):

	Years Ended December 31,
	2006		2005		2004
	(Unaudited)				(Unaudited)
Interest paid	Ps.	7	Ps.	19	Ps.	—
Taxes paid (including value added tax)	Ps.	147	Ps.	—	Ps.	—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Fuel Systems Solutions, Inc.

The audits referred to in our report dated October 31, 2007 relating to the consolidated financial statements of Fuel Systems Solutions, Inc., which is contained in Item 15 of this Form 10-K included the audit of the financial statement schedule for 2006, 2005 and 2004 listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Costa Mesa, California
October 31, 2007

FUEL SYSTEMS SOLUTIONS, INC.

SCHEDULE II—VALUATION ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions from BRC acquisition at March 31, 2005	Additions charged to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts for the period ended:
December 31, 2006	$3,194	$—	$410	$(1,214)	$2,390
December 31, 2005	$1,687	$890	$723	$(106)	$3,194
December 31, 2004	$629	—	$1,110	$(52)	$1,687

Inventory valuation reserve for the period ended:
December 31, 2006	$2,746	$—	$2,431	$(279)	$4,898
December 31, 2005	$3,669	$316	$2,348	$(3,587)	$2,746
December 31, 2004	$2,269	—	$1,800	$(400)	$3,669

Warranty reserve for the period ended:
December 31, 2006	$1,605	$—	$882	$(368)	$2,119
December 31, 2005	$1,376	$413	$539	$(723)	$1,605
December 31, 2004	$674	$—	$739	$(37)	$1,376

Deferred tax valuation allowance for the period ended:
December 31, 2006	$24,123	$—	$159	$—	$24,282
December 31, 2005	$21,527	—	$2,596	$—	$24,123
December 31, 2004	$13,170	—	$8,357	$—	$21,527