Form 10-Q
period 2007-03-31
Fuel Systems Solutions, Inc.
filed 2007-10-31
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2007:

15,490,877 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,454	$11,546
Accounts receivable less allowance for doubtful accounts of $2,848 and $2,390 at March 31, 2007 and December 31, 2006, respectively	46,726	44,246
Inventories:
Raw materials and parts	39,678	28,072
Work-in-process	3,012	2,507
Finished goods	16,204	25,948

Total inventories	58,894	56,527
Other current assets	2,468	2,588
Related party receivables	1,519	2,442
Deferred tax assets	3,374	2,658

Total current assets	124,435	120,007

Equipment and leasehold improvements:
Dies, molds and patterns	6,338	6,476
Machinery and equipment	19,744	18,475
Office furnishings and equipment	7,546	7,318
Automobiles and trucks	1,509	1,394
Leasehold improvements	4,442	4,122

	39,579	37,785
Less accumulated depreciation and amortization	17,737	16,498

Net equipment and leasehold improvements	21,842	21,287
Goodwill	40,401	39,995
Deferred tax assets, net	18	18
Intangible assets, net	9,987	10,361
Investment in unconsolidated affiliates	1,525	1,374
Other assets	2,095	2,112
Non-current related party receivable	3,598	3,358

Total Assets	$203,901	$198,512

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,001	$28,625
Accrued expenses	23,117	19,911
Current revolving lines of credit	8,592	9,103
Current maturities of term loans	2,848	2,948
Current maturities of capital leases	363	367
Related party payables	2,788	2,802

Total current liabilities	65,709	63,756
Term loans	5,238	5,846
Capital leases	593	671
Other liabilities	6,407	6,325
Minority interest	5,339	4,816
Deferred tax liabilities	6,300	6,320

Total liabilities	89,586	87,734

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 15,289,526 issued and 15,277,598 outstanding at March 31, 2007 and 15,192,409 issued and 15,180,481 outstanding at December 31, 2006	15	15
Additional paid-in capital	213,374	212,275
Shares held in treasury	(453)	(460)
Accumulated deficit	(108,059)	(109,077)
Accumulated other comprehensive income	9,438	8,025

Total stockholders’ equity	114,315	110,778

Total Liabilities and Stockholders’ Equity	$203,901	$198,512

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$54,833	$56,081
Cost of revenue	41,055	40,864

Gross profit	13,778	15,217
Operating expenses:
Research and development expense	2,048	2,139
Selling, general and administrative expense	7,933	6,527
Amortization of intangible assets	33	33

Total operating expenses	10,014	8,699

Operating income	3,764	6,518
Other expense, net	(246)	(242)
Interest expense, net	(291)	(144)

Income before income taxes and equity share in income of unconsolidated affiliates	3,227	6,132
Equity share in income of unconsolidated affiliates	163	147
Income tax expense	(1,905)	(2,713)

Income before minority interests	1,485	3,566
Minority interests in income of consolidated subsidiaries	467	292

Net income	$1,018	$3,274

Net income per share:
Basic	$0.07	$0.23

Diluted	$0.07	$0.22

Number of shares used in per share calculation:
Basic	15,251,434	14,516,561

Diluted	15,553,123	14,786,511

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$1,018	$3,274
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	435	262
Provision for inventory reserve	191	253
Equity share in income of unconsolidated affiliates	(163)	(147)
Minority interest	467	292
Unrealized loss on foreign exchange	98	229
Depreciation and amortization	1,159	714
Stock–based compensation expense	(108)	501
Amortization of intangibles	469	439
Increase in accounts receivable	(3,098)	(7,844)
Increase in inventory	(2,052)	(11,076)
(Decrease) increase in accounts payable	(856)	10,274
Increase in accrued expenses	2,913	1,047
Receivables from/payables to related party, net	716	2,992
Decrease in deferred income taxes	(653)	(172)
Dividends from unconsolidated affiliates	—	362
Other, net	824	1,778

Net cash provided by operating activities	1,360	3,178

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,560)	(1,688)

Net cash used in investing activities	(1,560)	(1,688)

Cash flows from financing activities:
Decrease in revolving line of credit	(519)	(1,405)
Payments on term loans	(781)	(668)
Proceeds from exercise of stock options and warrants	1,207	897
Sale of common shares held in trust	7	106
Payment of capital lease obligations	(85)	(54)

Net cash used in financing activities	(171)	(1,124)

Net increase (decrease) in cash	(371)	366
Effect of exchange rate changes on cash	279	541

Net increase (decrease) in cash and cash equivalents	(92)	907
Cash and cash equivalents at beginning of period	11,546	27,110

Cash and cash equivalents at end of period	$11,454	$28,017

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Acquisition of equipment under capital lease	$—	$25

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

1.	Basis of Presentation

On August 23, 2006, the stockholders of IMPCO Technologies, Inc. (“IMPCO”) adopted the Agreement and Plan of Reorganization (the “Agreement”), dated June 27, 2006, by and among IMPCO, Fuel Systems Solutions, Inc. (“Fuel Systems” or the “Company”) and IMPCO Merger Sub, Inc. The reorganization was consummated on the adoption date. In accordance with the Agreement, as described in previous reports, IMPCO became a wholly-owned subsidiary of Fuel Systems and (i) every two shares of common stock of IMPCO were exchanged for one whole share of common stock of Fuel Systems, (ii) in lieu of issuing any fractional shares of Fuel Systems’ common stock to which any stockholder might otherwise be entitled, such stockholder was granted the right to receive cash (without interest), (iii) all outstanding warrants to purchase IMPCO common stock became warrants to purchase one whole share of Fuel Systems’ common stock for every two shares of IMPCO common stock subject to such warrant, with any resultant fractional shares adjusted pursuant to the terms of the applicable warrant, at an exercise price equal to two times the exercise price of such warrant immediately prior to the reorganization and (iv) all outstanding options to purchase IMPCO common stock became options to purchase one whole share of Fuel Systems’ common stock for every two shares of IMPCO common stock subject to such option, with any resultant fractional shares rounded-up to the nearest whole number, at an exercise price equal to two times the exercise price of such option immediately prior to the reorganization. This transaction was treated as a recapitalization for accounting purposes.

The common stock of Fuel Systems began trading on the Nasdaq Global Market under the symbol “FSYS” on August 25, 2006. As a result of the reorganization, the common stock of IMPCO, which was previously listed under the symbol “IMCO,” ceased to trade on the Nasdaq Global Market.

The post-reorganization consolidated financial statements of Fuel Systems presented herein are presented on the same basis as and can be compared to the consolidated financial statements reported in IMPCO’s prior quarterly information, as restated in the Company’s 2006 Annual Report on Form 10-K, filed with the SEC. All share numbers and per-share amounts are stated for Fuel Systems and have given effect to the two-for-one exchange of IMPCO stock into Fuel Systems stock that was effected pursuant to the reorganization.

The accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements included in Fuel Systems’ 2006 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended March 31, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The condensed consolidated financial statements of Fuel Systems as of March 31, 2007 and 2006 include the accounts of the Company and its wholly owned subsidiaries IMPCO Technologies, Inc. and BRC S.r.L. (“BRC”), as well as IMPCO’s wholly owned subsidiaries, IMPCO Technologies Fuel Systems, Pty. Limited, which we refer to as IMPCO Australia, IMPCO Tech Japan K.K., which we refer to as IMPCO Japan, and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which we refer to as IMPCO Mexicano, and its 51%-owned subsidiary IMPCO-BERU Technologies B.V., which we refer to as IMPCO BV as well as BRC’s substantially wholly owned subsidiaries, BRC Argentina S.A. and BRC Brasil S.A. and NG LOG Armazen Gerais Ltda.

Investments in unconsolidated joint ventures or affiliates over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its joint ventures are reflected in equity share in income (loss) of unconsolidated subsidiaries. If the investment in an unconsolidated joint venture is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that any receivables, loans or advances to the joint venture are evaluated to be uncollectible.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007

(Unaudited)

The Company had a 50% share in two joint ventures: Minda IMPCO Limited, which we refer to as MIL, and IMPCO-BRC Mexicano, which we refer to as IBMexicano. In March 2006, the Company and its 50% joint venture partner agreed to dissolve and liquidate IBMexicano. IBMexicano closed its facility on June 8, 2006 and expects to complete the process of liquidating its assets by the end of December 2007. In addition, in 2004, the Company converted its joint venture in MIL into a distributorship and sold its 50% share to the other 50% owner in April 2006 for immaterial consideration. The Company used the equity method to recognize its share in the net losses of IBMexicano during the six months ended June 30, 2006, and its share in the net losses of MIL through April 2006 in the consolidated statement of operations.

Entity	Location	Ownership Interest	Method of Accounting
IMPCO U.S.	United States	100%	Fully Consolidated
BRC*	Italy	100%	Fully Consolidated
IMPCO Australia	Australia	100%	Fully Consolidated
IMPCO Japan	Japan	100%	Fully Consolidated
IMPCO Mexicano (operations closed in December 2004)	Mexico	100%	Fully Consolidated
IMPCO BV	Netherlands	51%	Fully Consolidated
IBMexicano (operations closed in June 2006)	Mexico	50%	Equity Method
MIL (sold April 2006)	India	50%	Equity Method

*	The following table details the entities that are either consolidated or accounted for by the equity method within BRC:

Entity	Location	Ownership Interest	Method of Accounting
MTM S.r.L.	Italy	100.00%	Fully Consolidated
BRC Argentina S.A.	Argentina	98.40%	Fully Consolidated
BRC Brasil S.A.	Brazil	99.99%	Fully Consolidated
NG LOG Armazen Gerais Ltda.	Brazil	99.99%	Fully Consolidated
MTE S.r.L..	Italy	50.00%	Equity Method
WMTM Equipamento de Gases Ltd.	Brazil	50.00%	Equity Method
Jehin Engineering Ltd.	S. Korea	13.59%	Equity Method

All intercompany transactions, including intercompany profits and losses, have been eliminated in consolidation.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2007, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company’s existing capital resources together with cash flows from operating activities may not be sufficient to fund the Company’s U.S. operations, which will bear the majority of the Company’s corporate expenses, for the next 12 months. Corporate expenses for the nine months ended September 30, 2007, include $4.6 million (unaudited) in costs in connection with the Company’s voluntary review of its historical stock option grants and the related restatement of the Company’s historical consolidated financial statements which must be funded by the Company’s U.S. operations. In order to obtain additional cash, the Company may draw a dividend from BRC, which it has not done in the past, or obtain additional loans from BRC. Management believes that the Company will not suffer significant negative tax implications from such a dividend because it has already recognized $23.9 million related to the MTM loan as taxable income for U.S. income tax purposes and has repaid $5.3 million of the MTM loan (which is net of its recent $2.3 million in short term borrowings from MTM) that could be drawn as a dividend without U.S. income tax consequences.

The Company has historically depended on borrowings under its LaSalle senior credit facility to fund its liquidity and capital needs. In the last 12 months, the Company has had to seek multiple waivers and amendments from LaSalle in order to prevent an event of default and acceleration of the indebtedness under the agreement. Management cannot assure investors that the lenders will continue to agree to amend the financial covenants any further or grant additional or continuing waivers in the future. Furthermore, the LaSalle senior credit facility is currently scheduled to expire on January 31, 2008. LaSalle has indicated its intent to not renew the credit facility in the long term and they may or may not be willing to extend beyond that date while the Company transitions to a new lender, and the Company may not be able obtain a replacement credit facility from another lender.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007

(Unaudited)

If the Company is unable to obtain additional or replacement financing by the expiration of the LaSalle senior credit agreement, the Company would have to draw dividends or obtain loans from its subsidiaries to repay the amounts owing. The Company’s ability to find replacement financing is hampered by the long delay in filing the Annual Report on Form 10-K for 2006 and the Quarterly Reports on Form 10-Q for the first two quarters of 2007 and the need to present the financial statements contained in these periodic reports to prospective lenders as part of the loan application process. As a result, the Company may not be able to secure a new credit facility on terms that are favorable to it before the expiration of the LaSalle senior credit facility and may not be able to secure a new credit facility by that time, if at all. If the Company cannot repay the amounts owning under the LaSalle senior credit facility, or if the Company cannot obtain the necessary waivers or amendments, or return to compliance with the LaSalle covenants and all other loan covenants, the Company’s lenders may foreclose on certain of our assets or take other legal action against the Company that, alone or in the aggregate, may have a material adverse effect on the Company.

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

2.	Recent Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS 157 and the impact it may have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This fair value option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The statement is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007 or January 1, 2008 for the Company. The Company has not yet evaluated the impact of adopting SFAS 159 on its consolidated results of operations and financial condition.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007

(Unaudited)

3.	Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
(a) Revolving promissory note - LaSalle Business Credit, LLC	$6,421	$5,191
(b) Revolving lines of credit - various Italian banks	2,171	3,912
(c) Term loan - Unicredit Banca Medio Credito S.p.A.	7,335	7,922
(d) Term loan - Italian Ministry of Industry	724	717
(e) Other loans	27	155
(f) Capital leases	956	1,038

	17,634	18,935
Less: current portion	11,803	12,418

Non-current portion	$5,831	$6,517

(a)	Revolving Promissory Note – LaSalle Business Credit, LLC

The Company entered into an asset-based credit facility with LaSalle Business Credit, LLC or LaSalle dated July 22, 2003, as amended. The LaSalle Senior Credit Facility matures on January 31, 2008. This revolving credit facility carried an interest rate per annum equal to prime plus 1.0%, which amounted to 9.25% per annum at March 31, 2007 and December 31, 2006, and has a borrowing limit equal to 85% of eligible accounts receivable plus the lesser of $4.5 million or 60% of eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion. In July 2007, the interest rate was adjusted to prime plus 3.0%. This lender has a senior security interest in substantially all of our assets located in the United States. As of March 31, 2007 this facility carried a maximum borrowing limit of $9.0 million, of which $7.5 million was the actual borrowing capacity. On October 31, 2007 the maximum borrowing limit was reduced to $7.0 million. At March 31, 2007 the outstanding balance under this loan agreement was $6.4 million and approximately $1.1 million was available for borrowing as of that date.

The current financial covenants include, among other things, limits on capital expenditures within any four successive quarters to $4.5 million for IMPCO U.S. and $6.5 million for IMPCO world-wide operations and a requirement that the Company maintain a year to date IMPCO U.S. minimum pre-tax income of not less than a $2.0 million loss at any month end beginning May 31, 2007. At December 31, 2006, the Company was not in compliance with the IMPCO U.S. pre-tax income covenant and LaSalle waived the non-compliance. On July 27, 2007, the Company announced that the Company’s financial statements on or after January 1, 2001, should no longer be relied on. As a result, the Company was not compliant with its obligations to provide the lender with current and accurate financial statements. LaSalle has waived the non-compliance resulting from the restatement of the Company’s historical financial statements on the condition that the Company provide them with the restated historical and current financial statements in its Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by October 31, 2007. In addition, LaSalle waived the financial covenants for each of the fiscal quarters ending June 30, 2004 through and including September 30, 2006 because they may have been impacted as a result of the restatement. The Company also had to seek waivers from LaSalle pertaining to its non-compliance with the minimum U.S. pre-tax income covenant for the year to date periods ending July 31, 2007, August 31, 2007 and September 30, 2007 and the U.S. tangible net worth covenant at September 30, 2007, which it received.

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

The credit facility expires on January 31, 2008. LaSalle has indicated its intent to not renew the credit facility in the long term and they may or may not be willing to extend beyond that date while the Company transitions to a new lender. If the Company does not receive additional waivers and amendments if needed, or if the Company seeks and does not receive an extension the Company would have to draw dividends or receive loans from the Company’s subsidiaries to repay the amounts owing or refinance the debt. The Company’s ability to find replacement financing is hampered by the long delay in filing the Annual Report on Form 10-K for 2006 and the Quarterly Reports on Form 10-Q for the first two quarters of 2007 and its need to present the consolidated financial statements contained in these periodic reports to prospective lenders as part of the loan application process. As a result, the Company may not be able to secure a new credit facility on terms that are favorable to us before the expiration of the LaSalle senior credit facility and we may not be able to secure a new credit facility by that time, if at all. If the Company cannot repay the amounts owning under the LaSalle senior credit facility, its lenders may foreclose on certain of its assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on us.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007

(Unaudited)

(b)	Revolving Lines of Credit – Various Italian Banks

At March 31, 2007, BRC had an unsecured line of credit amounting to approximately $1.1 million, based on the exchange rate at March 31, 2007, with no outstanding balance. Additionally, BRC has up to a $13.4 million line of commercial credit secured by customer account receivables, based on the exchange rate at March 31, 2007, of which $12.4 million was the actual borrowing capacity. At March 31, 2007, $2.2 million was outstanding under this commercial line of credit leaving $10.2 million available for borrowing. Interest rates at March 31, 2007 for the unsecured line of credit and the commercial line of credit were three-month EURIBOR plus 4% and 1%, respectively, which were 7.9% and 4.9%, respectively. Both lines of credit are callable on demand.

(c)	Term Loan – Unicredit Banca Medio Credito S.p.A.

On December 2, 2004, MTM S.r.L. entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004 (see (g) below). The payment terms are such that MTM will pay approximately $0.6 million on a quarterly basis throughout the term of the loan and interest based on the three-month EURIBOR rate plus 1.0% per annum, which was 4.9% at March 31, 2007. At March 31, 2007, the amount outstanding was $7.3 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80. In addition, MTM is required to maintain net assets of at least $26.7 million based on the exchange rate at March 31, 2007. At March 31, 2007, MTM was in compliance with these covenants.

(d)	Term Loans – Italian Ministry of Industry

In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and for research and development expenditures. The 1998 loan was paid off in January 2006. The 2002 loan is repayable through annual installments through 2011 at a subsidized rate of 2.0%. At March 31, 2007, approximately $0.7 million was owed under this agreement.

(e)	Other Loans

The Company’s subsidiary in the Netherlands has a $3.0 million credit facility, based on the exchange rate on March 31, 2007 to the euro, with Fortis Bank. At March 31, 2007, there was no outstanding balance under this credit facility.

In June and July of 2006, the Company financed, through a third-party lender, certain insurance policies for a total of approximately $0.7 million, which are payable within a year from the date of financing. At March 31, 2007, the balance of these outstanding loans totaled approximately $27,000 bearing interest at an annual rate of 6.4%.

(f)	Capital Leases

Capital leases consist primarily of equipment leases for the U.S. operations.

(g)	Term Loan—MTM S.r.L

On December 23, 2004 the Company entered into a loan agreement with MTM pursuant to which it borrowed $22.0 million (the “MTM Loan”). The proceeds of the MTM loan were used to retire approximately $22.0 million of the Company’s indebtedness to Bison Capital Structured Equity Partners LLC, an amount that included a prepayment premium and accrued but unpaid interest. The MTM loan carries a rate equal to 1.5% above three-month EURIBOR per annum, which was at 5.4% at March 31, 2007, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. Beginning on April 1, 2005, the loan is being repaid in quarterly installments, each in the amount of not less than $0.7 million in the first two years, $0.8 million in the

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007

(Unaudited)

third year, $1.0 million in the fourth year and $1.2 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM loan and related interest have been eliminated in the accompanying consolidated financial statements.

The MTM loan provides for automatic acceleration of the MTM loan in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The MTM loan also provides for acceleration of the loan upon notice from MTM in case of any other default under the loan. In addition, the MTM loan contains restrictive covenants limiting the Company’s ability to: terminate Mariano Costamagna as its Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death; incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the LaSalle senior credit facility); merge, consolidate or sell its assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $5.0 million in fiscal 2006 and $3.0 million in subsequent fiscal years. At March 31, 2007, the amount owed under the MTM loan was approximately $16.8 million and the Company was in compliance with the covenants in the MTM loan and other related terms and conditions.

Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM loan. In return for their guarantees, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. If the Company fails to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, they may require the Company to reimburse them for their payments as guarantors, or they may take possession of the Company’s equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, the Company would lose its rights to participate in BRC’s earnings and assets. This would have a material adverse effect upon the earnings and financial position of the Company.

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

The Company paid principal and interest payments totaling to $0.9 million during the first quarter of 2007. The quarterly payments of $0.8 million for the first quarter of 2007 was paid in April 2007.

The MTM loan agreement will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. BRC records the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. For the three months ended March 31, 2007 and 2006, the Company recognized a foreign exchange loss of approximately $0.1 million and $0.5 million, respectively, in other expense.

(h)	Derivative Financial Instruments

The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. On January 5, 2005, the Company’s then 50% owned affiliate, BRC, initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the $22.0 million loan entered into on December 22, 2004 between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to effectively and fully hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact our consolidated financial results either favorably or unfavorably. The Company concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the Company recognized gains of approximately $30,000 and $0.1 million in the three months ended March 31,

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007

(Unaudited)

2007 and March 31, 2006, respectively. These amounts are classified on the condensed consolidated statements of operations as part of other income (expense), net. The Company has recorded the fair value of this derivative, which amounted to a $22,000 liability at March 31, 2007 and a $9,000 asset at December 31, 2006.

4.	Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Numerator:
Net income	$1,018	$3,274

Denominator:
Denominator for basic earnings per share - weighted average number of shares	15,251,434	14,516,561
Effect of dilutive securities:
Employee stock options	240,855	169,005
Warrants	57,945	100,945
Unvested restricted stock	2,889	—

Dilutive potential common shares	15,553,123	14,786,511

Net income per share:
Basic	$0.07	$0.23

Diluted	$0.07	$0.22

For the three months ended March 31, 2007, options to purchase approximately 1,700 shares of common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended March 31, 2006, options to purchase 412,538 shares of common stock and warrants to acquire 60,000 shares of common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

5.	Comprehensive Income

The components of unaudited comprehensive income for the three ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Net income	$1,018	$3,274
Foreign currency translation adjustment	1,413	1,555

Comprehensive income	$2,431	$4,829

6.	Business Segment Information

Business Segments. Prior to August 23, 2006, the Company presented its operations in three business segments: U.S. Operations, International Operations and BRC Operations. On August 23, 2006, the stockholders of IMPCO adopted the Agreement and Plan of Reorganization such that IMPCO and BRC became separate, stand-alone operating entities and wholly owned subsidiaries of Fuel Systems (see note 1). Therefore, the Company’s management believes that presentation of its results in two business segments, IMPCO Operations and BRC Operations, is more appropriate based on management’s view of the Company from that point forward.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007

(Unaudited)

Under the Company’s new system of reporting operations, IMPCO Operations manufactures and sells products for use primarily in the industrial market through its U.S. and foreign facilities and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. This operating segment is a combination of the previously-reported U.S. Operations and International Operations segments. BRC Operations manufactures and sells products for use primarily in the transportation market through its foreign facilities and distribution channels. Corporate expenses consist of general and administrative expenses at the corporate level, which became the Fuel Systems level after the reorganization. Intercompany sales between IMPCO Operations and BRC Operations have been eliminated in the results reported.

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

Financial Information by Business Segment. Revenue and operating income (unaudited) for the Company’s business segments for the three months ended March 31, 2007 and 2006 (in thousands) with 2006 data reclassified to reflect the new presentation of operating segments:

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenue:
IMPCO Operations (1)	$30,211	$25,581
BRC Operations	24,622	30,500

Total	$54,833	$56,081

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Operating Income (Loss):
IMPCO Operations (1)	$3,222	$3,344
BRC Operations	2,595	5,556
Corporate Expenses (2)	(2,053)	(2,382)

Total	$3,764	$6,518

(1)	IMPCO Operations is a combination of our previously-reported U.S. Operations and International Operations segments.

(2)	Represents corporate expense not allocated to either of the business segments.

7.	Income Taxes

During the three months ended March 31, 2007, the Company recognized approximately $1.9 million for income tax provision for its foreign operations representing a 44% effective tax rate. IMPCO U.S. operations recorded income tax provision of approximately $25,000 related to estimated state taxes due. The Company had determined that the likelihood of recoverability of the net deferred tax asset was less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes.

During the first quarter of 2006, the Company recognized approximately $2.7 million for income tax provision for its foreign operations representing a 41% effective tax rate. For the domestic entity, the Company did not record any tax expense, after considering the full year expected results and the likelihood of recoverability of deferred tax assets. Consequently, there was nil recorded in the tax provision for the domestic entity during the first quarter of 2006.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007

(Unaudited)

As of March 31, 2007, undistributed earnings, except with respect to our 51% interest in IMPCO-BERU Technologies B.V., are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $23.9 million of earnings of BRC (for the MTM loan) and approximately $1.3 million of earnings of IMPCO Australia (for an intercompany transaction) as such amounts were deemed to be a constructive dividend creating taxable income for U.S. income tax purposes; upon distribution of earnings in the form of dividends, or otherwise, in excess of these amounts, the Company may be subject to United States income taxes. In addition, the Company would be subject to withholding taxes payable to various foreign countries. To the extent we have repaid the MTM loan (we have repaid $5.3 million as of October 3, 2007, which is net of our recent $2.3 million in short term borrowings from MTM), such amounts could be drawn as a dividend from BRC without U.S. income tax consequences.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007

Upon adoption of FIN 48, the Company analyzed, to the extent deemed appropriate, filing positions for all open tax years in all U.S. federal, foreign, and state jurisdictions where the Company is required to file. At the adoption date of January 1, 2007, the Company had approximately $5.8 million of unrecognized tax benefits. The Company recorded a cumulative effect adjustment related to the adoption of FIN 48 of approximately $0.2 million, including interest and penalties. Additionally, approximately $2.9 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in deferred tax asset valuation allowance of $2.9 million. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the total amount that would affect the effective tax rate is approximately $4.5 million. For the quarter ended March 31, 2007, there were no significant changes in unrecognized tax benefits.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007

(Unaudited)

8.	Stockholders’ Equity

The following table summarizing the changes in shareholder’s equity for the three month period ending March 31, 2007 (in thousands, except for share amounts):

	Common Stock		Additional Paid-In Capital	Shares Held in Trust	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2006	15,180,481	$15	$212,275	(460)	$(109,077)	$8,025	$110,778
Net income	—	—	—	—	1,018	—	1,018
Foreign currency translation adjustment	—	—	—	—	—	1,413	1,413
Issuance of common stock upon exercise of stock options and warrants	97,117	—	1,207	—	—	—	1,207
Stock-based compensation	—	—	(108)	—	—	—	(108)
Shares held in trust for deferred compensation plan, at cost	—	—	—	7	—	—	7

Balance, March 31, 2007	15,277,598	$15	$213,374	(453)	$(108,059)	$9,438	$114,315

Capital Transactions

During the three months ended March 31, 2007, 97,117 shares of common stock were issued from the exercise of stock options at an average exercise price of $12.44, with proceeds to the Company of approximately $1.2 million.

Shares Held in Treasury

The Company matches employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market. These shares are carried at cost and classified as a deduction of equity. As of March 31, 2007 and December 31, 2006, the Company had 21,236 and 22,110, shares held in treasury with a value of approximately $0.3 million in both periods for the deferred compensation plan.

As of March 31, 2007 and December 31, 2006, the Company also had 11,928 shares held in treasury with a value of approximately $0.2 million which came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised in 2003.

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

The Company recorded a $0.1 million credit for stock-based compensation expense of which $0.1 million related to stock options and $2,000 related to restricted stock, in the three months ended March 31, 2007 and an expense related to stock options of $0.5 million for the same period in 2006. The Company recorded a credit for stock-based compensation expense related to the forfeiture of options by IMPCO’s Chief Operating Officer when he resigned from the Company on February 28, 2007. Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cost of revenue	$16	$20
Research and development expense	37	40
Selling, general and administrative expense	(161)	426
Other expense	—	15

	$(108)	$501

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007

(Unaudited)

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in the three months ended March 31, 2007 and 2006 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

Stock-Based Compensation Activity - Stock Options

The following table displays stock option activity including the weighted average stock option prices for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	619,529	$11.08
Exercised	(97,117)	12.44
Forfeited	(40,344)	10.87

Outstanding at March 31, 2007	482,068	$10.82	6.43 yrs	$3,724

Vested and expected to vest at March 31, 2007	477,152	$10.82	6.42 yrs	$3,683

Shares exercisable at March 31, 2007	383,718	$10.96	6.31 yrs	$2,913

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock that were in-the-money. During the three months ended March 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1.0 million and $0.5 million, respectively, determined as of the date of option exercise.

As of March 31, 2007, there was approximately $0.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of less than two years.

There were no options granted in the first three months ended March 31, 2007 or 2006.

Stock-Based Compensation Activity - Restricted Stock

In accordance with its director compensation policy, the Company issued shares of restricted common stock to non-employee directors on April 25 and August 24, 2006, at a purchase price equal to the per share par value of $0.001. With respect to the new directors, these shares vest in three equal yearly installments beginning on the date of grant. For grants to returning directors, shares are fully vested as of December 31 of the year in which granted. The Company measured the fair value of each of these awards as if they were vested and issued on their respective grant dates. Stock-based compensation expense recorded in the three months ended March 31, 2007 was $2,000 related to the vesting of the restricted stock.

In August 2006, the Company’s stockholders approved the 2006 Incentive Bonus Plan. Under the plan, the compensation committee of the Company’s Board of Directors may grant bonus awards (in the form of cash, restricted stock or a combination of both) to some of IMPCO’s and its subsidiaries’ employees based on that division’s profitability and the attainment of individual employee’s performance goals, and to some or all of BRC’s and its subsidiaries’ employees based on that division’s profitability and the attainment of individual employee’s performance goals. Based on profitability of both IMPCO and BRC for 2006, some employees were provided with bonuses in May 2007 based on performance in 2006. A portion of the bonus was paid in cash and a portion in restricted stock. The restricted stock vests 25% on the date of the grant and the balance in three equal annual installments. The amount related to the first 25% vesting of restricted stock on the date of grant of $0.1 million was accrued at December 31, 2006 and was reclassified to equity when the restricted stock grant was issued in May 2007.

There were 2,889 unvested restricted stock awards as of March 31, 2007 and December 31, 2006. There were no grants of restricted stock during the three months ended March 31, 2007 and no vesting or forfeitures of restricted stock awards for the same period.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007

(Unaudited)

As of March 31, 2007, there was approximately $14,000 of total unrecognized share-based compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of less than three years.

Warrants

As of March 31, 2007, up to 90,352 shares of our common stock were issuable upon exercise of warrants outstanding as of that date. The weighted average exercise price for outstanding warrants as of March 31, 2007 was $7.33 and the weighted average remaining life of the warrants is 16 months. No warrants were exercised during the three months ended March 31, 2007.

10.	Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Warranty reserve:
Balance at beginning of period	$2,119	$1,605
Net charge to statement of operations	128	219
Warranties settled	(20)	(188)

Balance at end of period	$2,227	$1,636

11.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the consolidated balance sheets at March 31, 2007 and December 31, 2006 representing related party transactions with the Company.

	March 31, 2007	December 31, 2006
	(unaudited)
Accounts Receivables:
IBMexicano (a)	$40	$68
MTE S.r.L. (b)	3	20
Jehin Engineering Company Ltd. (c)	—	373
Minda IMPCO Limited (d)	17	17
WMTM Equipamento de Gases Ltd. (e)	1,459	1,956
MTM Hydro S.r.L. (f)	—	8

	$1,519	$2,442

Other Assets
WMTM Equipamento de Gases Ltd. (e)	$3,598	$3,358

Accounts Payable
MTE S.r.L. (b)	$881	$1,080
Europlast S.r.L. (g)	693	523
TCN S.r.L. (g)	1,207	1,173
Biemmedue SpA. (f)	2	23
MTM Hydro S.r.L. (f)	5	3

	$2,788	$2,802

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007

(Unaudited)

(b)	MTE, S.r.L. is 50% owned by MTM, S.r.L.., and is accounted for using the equity method.

(c)	Jehin Engineering, Ltd. is 13.6% owned by BRC; BRC uses the equity method to account for it.

(d)	Minda IMPCO Limited was 50% owned by IMPCO. It was established in December 2004 as a result of a recombination of previous ownership interests with joint venture partner Minda Industries of India and was sold in April 2006.

(e)	WMTM Equipamento de Gases Ltd. is 50% owned by BRC, and is accounted for using the equity method. The current receivable of $1.5 million is past due at March 31, 2007. The non-current receivable was originally due January 31, 2007, and the maturity date was extended to January 31, 2011.

(f)	The Company’s Chief Executive Officer owns 100% of Imcos Due S.r.L., 100% of Biemmedue SpA. and 46% of MTM Hydro S.r.L. with his immediate family and serves on the board of directors for each company.

(g)	The Company’s Chief Executive Officer serves on the board of directors of and owns 40% of Europlast and 30% of TCN, along with his brother Pier Antonio Costamagna.

The non-current receivables from WMTM Equipamento de Gases Ltd (“WMTM”), a 50% owned joint venture represent a loan from BRC Brasil S.A. (“BRC Brasil”). The total amount outstanding on the loan was $3.8 million at March 31, 2007. In January 2007, the loan’s maturity date was extended to January 31, 2010. As a result of the loan extension, past due balances on trade payables to MTM and historical operating results, the Company evaluated the collectibility of the loan from WMTM and recorded a reserve of $0.2 million as of March 31, 2007. The investment in WMTM has been reduced to a zero balance due to prior losses and as a result, additional equity investment losses of approximately $0.2 million have been recorded as a reserve against the loan. MTM has also provided for a bank guarantee for WMTM up to $0.9 million.

In addition, the current receivables from WMTM represent the sale of components from MTM to WMTM. The total amount of the current receivables is $1.5 million. Effective October 1, 2006, the Company changed its accounting for sales to WMTM from the full accrual basis to the cash basis based on the WMTM’s payment history during the third quarter of 2006. In the first quarter of 2007, revenue attributed to sales to WMTM was deferred until receipt of payment.

The current receivables from Jehin Engineering, LTD represent inventory sales from IMPCO and MTM to Jehin. The total amount of current receivables is $0.6 million which the Company has fully reserved for based on the aging of receivables from Jehin.

BRC leases two parcels of land in Italy from IMCOS Due S.r.L., a real estate investment company owned 100% by Mariano Costamagna, the Company’s President and Chief Executive Officer, and Pier Antonio Costamagna, the Managing Director and Director of Mechanical Engineering of MTM, and their families. The terms of the lease reflect the fair market value for the leased property based on appraisals. Total lease payments due by BRC to IMCOS Due during the three months ended March 31, 2007 and 2006 were approximately $0.3 million and $48,000, respectively.

12.	Equity Investments

The Company’s investments in its subsidiaries were comprised exclusively of investments in the unconsolidated subsidiaries of BRC of approximately $1.5 million and $1.4 million as of March 31, 2007 and December 31, 2006, respectively. The Company’s share in the income of BRC’s unconsolidated affiliates was $0.2 million for the three months ended March 31, 2007 and $0.1 million for the three months ended March 31, 2006.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007

(Unaudited)

BRC uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. The condensed balance sheet for BRC’s unconsolidated affiliates as of March 31, 2007 and December 31, 2006 and the statement of operations for three months ended March 31, 2007 and 2006 are presented below (in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
Current assets	$17,440	$18,296
Non-current assets	3,811	6,301

Total assets	$21,251	$24,597

Current liabilities	$10,448	$11,876
Long-term liabilities	5,247	6,023
Stockholders’ equity	5,556	6,698

Total liabilities and stockholders’ equity	$21,251	$24,597

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenue	$4,666	$6,609
Cost of revenue and operating expenses	4,097	5,655

Operating income	569	954
Interest expense, net	35	178
Other expense (income), net	—	(35)

Pre-tax income	534	811
Income taxes	57	542

Net income	$477	$269

BRC’s share of earnings from its investment in unconsolidated affiliates are as follows (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
Income, net-BRC investees	$477	$269

% equity interest (1)	Various	Various
Share in earnings	238	135
Other income (expense), net	(75)	12

Net income	$163	$147

(1)	Ranges from 13.59% to 50%.

13.	Goodwill and Intangibles

Goodwill relates to the allocation of the purchase price resulting from the Company’s business acquisitions, the majority of which is attributable to the acquisition of BRC. Identified intangible assets arose from the acquisition of BRC and consist of existing technology, customer relationships and trade name. Amortization expense related to existing technology and customer relationships of $0.4 million for the three months ended March 31, 2007, is reported as a component of cost of revenue. Amortization expense related to trade name for the three months ended March 31, 2007, was $33,000.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2007

(Unaudited)

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2007 are as follows (in thousands):

	December 31, 2006	Additions from purchase accounting and transfer from investment in affiliates	Impairment Charges	Currency Translation	March 31, 2007
IMPCO Operations	$7,875	$—	$—	$85	$7,960
BRC Operations	32,120	—	—	321	32,441

	$39,995	$—	$—	$406	$40,401

At March 31, 2007 and December 31, 2006, intangible assets consisted of the following (in thousands):

	As of March 31, 2007 (unaudited)			As of December 31, 2006
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	$10,001	$(2,858)	$7,143	$9,902	$(2,476)	$7,426
Customer relationships	2,200	(720)	1,480	2,178	(631)	1,547
Tradename	1,667	(303)	1,364	1,650	(262)	1,388

Total	$13,868	$(3,881)	$9,987	$13,730	$(3,369)	$10,361

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expenses
Nine months ending December 31, 2007	$1,419
2008	1,860
2009	1,825
2010	1,789
2011	1,754
2012	647
Thereafter	693

Total	$9,987

14.	Subsequent Events

Zavoli Acquisition

On June 26, 2007, BRC obtained a $6.7 million loan, using the exchange rate of $1.3475 to the euro at June 30, 2007, from Intesa SanPaolo SpA to fund the acquisition of Zavoli, S.r.L. which was completed on July 2, 2007 for approximately $8.5 million cash. Zavoli S.r.L. is a privately held manufacturer and distributor of aftermarket conversion kits that enable internal combustion engines to operate on liquefied petroleum gas and compressed natural gas. The acquisition is a stock purchase and the purchase price will be allocated to underlying assets acquired based upon their respective fair market values on the date of acquisition. No adjustments have been made to the accompanying consolidated financial statements for this transaction.

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

The post-reorganization financial statements of Fuel Systems presented herein are presented on the same basis as and can be compared to the financial statements reported in IMPCO’s prior quarterly information, as restated in the Company’s 2006 Annual Report on Form 10-K, filed with the SEC. All share numbers and per-share amounts are stated for Fuel Systems and have given effect to the two-for-one exchange of IMPCO stock into Fuel Systems stock that was effected pursuant to the reorganization

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Fuel Systems’ Annual Report on Form 10-K for the year ended December 31, 2006.

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

Prior to August 23, 2006, we presented our operations in three business segments: U.S. Operations, International Operations and BRC Operations. On August 23, 2006, the stockholders of IMPCO adopted the Agreement and Plan of Reorganization pursuant to which IMPCO and BRC immediately became separate, stand-alone operating entities and wholly owned subsidiaries of Fuel Systems Solutions, Inc. Therefore, our management believes that presentation of operating results in two business segments, IMPCO Operations and BRC Operations, is more appropriate.

Under our new system of reporting operations, IMPCO Operations manufactures and sells products for use primarily in the industrial market through its U.S. and foreign facilities in the Netherlands, Australia and Japan and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator markets. This new operating segment is a combination of our previously-reported U.S. Operations and International Operations segments. BRC Operations manufactures and sells products for use primarily in the transportation market through its foreign facilities in Argentina and Brazil. Corporate expenses consist of general and administrative expenses at the corporate level, which became the Fuel Systems Solutions level after the reorganization. Intercompany sales between IMPCO Operations and BRC Operations have been eliminated in the results reported.

We closed our Mexico joint venture in June 2006. We also converted our joint venture in India into independent distributorships in order to reduce the administrative costs of maintaining the joint ventures while continuing to sell our products in these markets. We sold our 50% share in our joint venture in India to the other 50% owner in April 2006.

Revenue for the three months ended March 31, 2007 decreased by approximately $1.2 million to $54.8 million from the same period in 2006. Net income for the three months ended March 31, 2007 was $1.0 million, or $0.07 per diluted share, as compared to net income of $3.3 million, or $0.22 per diluted share, for the same period in 2006.

Recent Developments

2006 Incentive Bonus Plan

In August 2006, our stockholders approved the 2006 Incentive Bonus Plan. Under the plan, the compensation committee of our Board of Directors may grant bonus awards (in the form of cash, stock or a combination of both) to some or all of IMPCO’s and its subsidiaries’ employees based on that division’s profitability and the attainment of individual employee’s performance goals and to some or all of BRC’s and its subsidiaries’ employees based on that division’s profitability and the attainment of individual employee’s performance goals. IMPCO and BRC were profitable for 2006 and some of our employees were provided with bonuses in May 2007 based on our performance in 2006. A portion of the bonus was paid in cash and a portion in restricted stock. The restricted stock vested 25% on the date of the grant and the balance will vest in three equal annual installments. The 2006 bonus payment of $0.8 million in cash and $0.1 million in restricted stock, which as accrued as of December 31, 2006, was made in May 2007.

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

We operate wholly-owned and majority-owned subsidiaries. We record goodwill at the time of purchase for the amount of the purchase price over the fair values of the assets and liabilities acquired. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future. The annual review performed in the fourth quarters of 2006 resulted in no impairment to goodwill.

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

Deferred Taxes.

Based upon the substantial net operating loss carryovers and expected future operating results, we conclude that it is more likely than not that substantially all of the deferred tax assets in the United States at March 31, 2007 may not be realized within the foreseeable future. In addition, we expect to provide a full valuation allowance on future tax benefits realized in the United States until we can sustain a level of profitability that demonstrates our ability to utilize the assets.

As of March 31, 2007, undistributed earnings, except with respect to our 51% interest in IMPCO-BERU Technologies B.V., are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $23.9 million of earnings of BRC (for the MTM loan) and approximately $1.3 million of earnings of IMPCO Technologies Fuel Systems, Pty. Limited, the Australian subsidiary of IMPCO, (for an intercompany transaction) as such amounts were deemed to be a constructive dividend creating taxable income for U.S. income tax purposes; upon distribution of earnings in the form of dividends, or otherwise, in excess of these amounts, we may be subject to United States income taxes. In addition, the Company would be subject to withholding taxes payable to various foreign countries. To the extent we have repaid the MTM loan (we have repaid $5.3 million as of October 3, 2007, which is net of our recent $2.3 million in short term borrowings from MTM), such amounts could be drawn as a dividend from BRC without U.S. income tax consequences.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, expected stock price volatility, and expected pre-vesting option forfeitures. We base these estimates on historical experience. The assumptions used in calculating he fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.

Results of Operations

The following table sets forth our revenue and operating income (in thousands) with 2006 data reclassified to reflect our new presentation of operating segments:

	Revenue Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
IMPCO Operations (1)	$30,211	$25,581
BRC Operations	24,622	30,500

Total	$54,833	$56,081

	Operating Income Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
IMPCO Operations (1)	$3,222	$3,344
BRC Operations	2,595	5,556
Corporate Expenses (2)	(2,053)	(2,382)

Total	$3,764	$6,518

(1)	IMPCO Operations is a combination of our previously-reported U.S. Operations and International Operations segments.

(2)	Represents corporate expense not allocated to either of the business segments.

For the quarter ended March 31, 2007, revenue decreased approximately $1.2 million, or 2.2% to $54.8 million from $56.1 million for the quarter ended March 31, 2006. The decrease in revenue for the first quarter of 2007 as compared to the first quarter of 2006 was due primarily to a decrease in revenue from BRC Operations of $5.9 million offset by an increase in revenue from IMPCO Operations of $4.6 million.

For the first quarter March 31, 2007, operating income decreased approximately $2.7 million, or 42.3% to $3.8 million from $6.5 million for the first quarter ended March 31, 2006. The decrease in operating income was primarily due to our BRC Operations resulting from a decrease in revenue and gross profit margins as a result of a reduction in demand from our end customers in Europe in the transportation market due to an increase in competition and an increase in operating expenses relating to the launch of a new marketing and advertising campaign in Europe which began in the first quarter of 2007 and will continue into the third quarter of 2007.

IMPCO Operations. For the three months ended March 31, 2007, revenue increased by approximately $4.6 million, or 18.1%, as compared to the same period in the prior year. The increase in revenue during the first quarter of 2007 was primarily due to acquisition of new customers in the industrial market segment beginning in the latter half of 2006 in Japan and an increase in demand beginning in the second half of 2006 related to energy initiatives effective in Australia for liquefied petroleum gas or LPG vehicles.

For the three months ended March 31, 2007, operating income was $3.2 million or 10.7% of revenue compared to $3.3 million or 13.1% of revenue for the same period in 2006. The decrease in operating income is due to an increase in operating expenses of $0.3 million partially offset by an increase in gross profit of $0.2 million. The increase in operating expenses is primarily due to an increase in research and development expense as a result of a new product line. The increase in gross profit is primarily due to an increase in revenue partially offset by a decrease in gross profit margin as a result of higher labor costs.

BRC Operations. For the three months ended March 31, 2007, revenue for this segment decreased by approximately $5.9 million, or 19.3% as compared to the same period in the prior year. The decrease in revenue was due primarily to a reduction in demand from end customers in Europe in the transportation market related to an increase in competition partially offset by an increase due to the change in the foreign exchange rate during the first quarter 2007 when compared to the foreign exchange rate during the first quarter of 2006.

For the three months ended March 31, 2007, operating income was $2.6 million or 10.5% of revenue compared to $5.6 million or 18.2% of revenue for the same period in 2006. The decrease in operating income was due to a $4.0 million decrease in gross profit partially offset by a $1.0 million decrease in operating expenses. The decrease in gross profit is primarily due to the decrease in revenues and decrease in gross margin.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses for the three months ended March 31, 2007 were $2.1 million, a decrease of $0.3 million compared to $2.4 million recorded for same period in 2006. The decrease is primarily due to a decrease in stock-based compensation expense.

Other Expense, Net. Other expense, net is primarily composed of unrealized foreign exchange gains and losses between the U.S. dollar and the euro with respect to “marking to market” of the MTM loan balance, and the gains and losses with respect to the fair value determination of the related foreign exchange hedging agreement since the agreement did not qualify for hedge accounting. For the three months ended March 31, 2007, we recognized approximately $0.2 million in losses on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro, offset by a gain on the foreign currency agreements of approximately $30,000. For the three months ended March 31, 2006, we recognized approximately $0.5 million in losses on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro, offset by a gain on the foreign currency agreement of approximately $0.1 million.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Interest Expense, Net. Net interest expense for the three months ended March 31, 2007 was approximately $0.3 million, compared to net interest expense of approximately $0.1 million for the corresponding period in 2006. The increase in net interest expense was primarily due to higher variable interest rates on our revolving credit facility for IMPCO Operations with La Salle Business Credit, LLC, increased usage of the LaSalle credit facility during the first quarter of 2007 as compared to the first quarter of 2006, resulting from increased working capital needs to shorten inventory lead time, and lower interest income as a result of decreased investment deposit balances during the first quarter of 2007.

Income in Unconsolidated Affiliates For each of the three months ended March 31, 2007 and 2006, we recognized $0.1 million of our share in the income of BRC’s unconsolidated affiliates.

Provision for Income Taxes. Income tax expense for the first quarter of 2007 was approximately $1.9 million for our foreign operations representing an effective tax rate of 44%. IMPCO U.S. operations recorded income tax provision of approximately $25,000 in the three months ended March 31, 2007 related to estimated state taxes due. We expect to reduce the valuation allowance if we are profitable or provide a full valuation allowance on future tax benefits realized in the United States if we have additional losses until we can sustain a level of profitability that demonstrates our ability to utilize the assets. We will continue to evaluate the recoverability of the deferred tax assets at each quarter throughout the remainder of 2007. Income tax expense for the three months ended March 31, 2006, was approximately $2.7 million, for our foreign operations representing an effective tax rate of 41%. IMPCO U.S. operations recorded tax expense of $39,000 related to U.S. tax withholding obligations on IMPCO interest payments to MTM under the MTM loan.

Upon adoption of FIN 48, we analyzed, to the extent deemed appropriate, filing positions for all open tax years in all U.S. federal, foreign, and state jurisdictions where we are required to file. At the adoption date of January 1, 2007, we had approximately $5.8 million of unrecognized tax benefits. We recorded a cumulative effect adjustment related to the adoption of FIN 48 of approximately $0.2 million, including interest and penalties. Additionally, approximately $2.9 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in deferred tax asset valuation allowance of $2.9 million. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the total amount that would affect the effective tax rate is approximately $4.5 million.

Liquidity and Capital Resources

Our ongoing operations are funded by cash generated from operations, debt financings and sales of our equity securities. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At March 31, 2007, our cash and cash equivalents totaled approximately $11.5 million, consistent with cash and cash equivalents of approximately $11.5 million at December 31, 2006.

Credit Agreements and Other Loans

We currently are party to four significant credit agreements:

LaSalle Senior Credit Facility. Our first significant credit agreement is an asset-based credit facility with LaSalle Business Credit, LLC or LaSalle dated July 22, 2003, as amended. The LaSalle Senior Credit Facility matures on January 31, 2008. This revolving credit facility carried an interest rate per annum equal to prime plus 1.0%, which amounted to 9.25% per annum at March 31, 2007 and December 31, 2006, and has a borrowing limit equal to 85% of eligible accounts receivable plus the lesser of $4.5 million or 60% of eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion. In July 2007, the interest rate was adjusted to prime plus 3.0%. This lender has a senior security interest in substantially all of our assets located in the United States. As of March 31, 2007 this facility carried a maximum borrowing limit of $9.0 million, of which $7.5 million was the actual borrowing capacity. On October 31, 2007 the maximum borrowing limit was reduced to $7.0 million. At March 31, 2007 the outstanding balance under this loan agreement was $6.4 million and approximately $1.1 million was available for borrowing as of that date.

The current financial covenants include, among other things, limits on capital expenditures within any four successive quarters to $4.5 million for IMPCO U.S. and $6.5 million for IMPCO world-wide operations and a requirement that the Company maintain a year to date IMPCO U.S. minimum pre-tax income of not less than a $2.0 million loss at any month end beginning May 31, 2007. At December 31, 2006, we were not in compliance with the IMPCO U.S. pre-tax income covenant and LaSalle waived the non-compliance. On July 27, 2007, we announced that our financial statements on or after January 1, 2001, should no longer be relied on. As a result, we were not compliant with our obligations to provide the lender with current and accurate financial statements. LaSalle has waived the non-compliance resulting from the restatement of our historical financial statements on the condition that the Company provide them with the restated historical and current financial statements contained in our Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q by October 1, 2007. In addition, LaSalle waived the financial covenants for each of the fiscal quarters ending June 30, 2004 through and including September 30, 2006 because they may have been impacted as a result of the restatement. We also had to seek waivers from LaSalle pertaining to our non-compliance with the minimum U.S. pre-tax income covenant for the year to date periods ending July 31, 2007, August 31, 2007 and September 30, 2007 and the U.S. tangible net worth covenants as of September 30, 2007, which we received.

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

The credit facility expires on January 31, 2008. LaSalle has indicated its intent to not renew our credit facility in the long term and they may or may not be willing to extend beyond that date while we transition to a new lender. If we do not receive additional waivers and amendments if needed, or if we seek and do not receive an extension, we would have to draw dividends or receive loans from our subsidiaries to repay the amounts owing or refinance the debt. Our ability to find replacement financing is hampered by the long delay in filing the Annual Report on Form 10-K for 2006 and the Quarterly Reports on Form 10-Q for the first two quarters of 2007 and our need to present the financial statements contained in these periodic reports to prospective lenders as part of the loan application process. As a result, we may not be able to secure a new credit facility on terms that are favorable to us before the expiration of the LaSalle senior credit facility and we may not be able to secure a new credit facility by that time, if at all. If we cannot repay the amounts owning under the LaSalle senior credit facility, our lenders may foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on us.

MTM Loan. Our second significant credit agreement is a loan pursuant to which IMPCO borrowed approximately $22.0 million from MTM on December 23, 2004. The proceeds of the MTM loan were used to retire approximately $22.0 million of our indebtedness to Bison Capital Structured Equity Partners LLC, an amount that included a prepayment premium and accrued but unpaid interest. The MTM loan carries a rate equal to 1.5% above three-month EURIBOR per annum, which was at 5.4% at March 31, 2007, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. Beginning on April 1, 2005, the loan is being repaid in quarterly installments, each in the amount of not less than $0.7 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.2 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM loan and related interest have been eliminated in the accompanying consolidated financial statements.

The MTM loan provides for automatic acceleration of the MTM loan in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The MTM loan also provides for acceleration of the loan upon notice from MTM in case of any other default under the loan. In addition, the MTM loan contains restrictive covenants limiting our ability to: terminate Mariano Costamagna as our Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death; incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the LaSalle senior credit facility); merge, consolidate or sell our assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $5.0 million in fiscal 2006 and $3.0 million in subsequent fiscal years. At March 31, 2007, the amount owed under the MTM loan was approximately $16.8 million and we were in compliance with the covenants in the MTM loan and other related terms and conditions.

Mariano Costamagna and Pier Antonio Costamagna have guaranteed the MTM loan. In return for their guarantees, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. If we fail to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, they may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights to participate in BRC’s earnings and assets. This would have a material adverse effect upon our earnings and financial position.

In connection with the Company’s continuing non-compliance under the LaSalle senior credit agreement, LaSalle has required that we make no payments to MTM under the MTM loan since July 18, 2007. In order to avoid defaulting on the MTM loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. As of October 3, 2007, we owed MTM an additional $2.3 million in short-term debt that must be repaid by December 1, 2007. An event of default under the LaSalle senior credit facility would not automatically cause a cross-default under the MTM loan.

MTM Borrowings. On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million lent to IMPCO on December 23, 2004. The payment terms are such that MTM will pay $0.6 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR rate plus 1% per annum, which was 4.9% at March 31, 2007. At March 31, 2007, the amount outstanding was $7.3 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80. In addition, MTM is required to maintain net assets of at least $27.0 million based on the exchange rate at March 31, 2007. At March 31, 2007, MTM was in compliance with these covenants.

BRC Borrowings. On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy in which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli, S.r.L. which was completed on July 2, 2007 for approximately $8.5 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR rate plus 0.4% per annum, which was 4.7% at June 30, 2007.

At June 30, 2007, the amount outstanding was $6.7 million. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITA of less than 1.25 to maintain this rate. In the event the ratio of indebtedness to EBITA exceeds 1.25 the effective rate may adjust upward not to exceed six-month EURIBOR rate plus 1.2%.

BRC is also party to two credit agreements:

•

In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The 1998 loan was paid off in January 2006. The 2002 loan is repayable through annual installments through 2011 at a subsidized rate of 3.25%. At March 31, 2007, approximately $0.7 million was owed under the 2002 loan.

•

At March 31, 2007, BRC had unsecured lines of credit which carried a total maximum borrowing capacity of approximately $1.1 million, based on the exchange rate at March 31, 2007, with no outstanding balance. Additionally, BRC has a maximum borrowing capacity of up to $13.4 million for a commercial line of credit secured by customer account receivables, based on the exchange rate at March 31, 2007, of which $12.4 million was the actual borrowing capacity. At March 31, 2007, $2.2 million was outstanding leaving $10.2 million available for borrowing. Interest rates at March 31, 2007 for the unsecured line of credit and the commercial line of credit were three-month EURIBOR plus 4% and 1%, respectively, which were 7.9% and 4.9%, respectively. Both lines of credit are callable on demand.

Other Borrowings. In addition, our subsidiary in the Netherlands has a $3.0 million credit facility, based on the exchange rate at March 31, 2007 to the Euro, with Fortis Bank. At March 31, 2007, there was no outstanding balance under this credit facility.

Liquidity Ratios

Our ratio of current assets to current liabilities was 1.89:1.0 and 1.88:1.0 at March 31, 2007 and at December 31, 2006, respectively. At March 31, 2007, our total working capital had increased by $2.4 million to $58.7 million from $56.3 million at December 31, 2006. This increase is due primarily to an increase of $2.4 million in net inventories, and an increase of $2.5 million in net receivables, and a decrease of $0.5 million in current revolving lines of credit, offset by a decrease of $0.6 million in accounts payable and an increase of $3.2 million in accrued expenses. The increase in inventories is due to our move towards stocking inventory in order to shorten our lead time required for delivery to our customers.

Cash Flows

Net cash provided by operating activities during the three months ended March 31, 2007, was $1.4 million compared to $3.2 million for the same period in 2006. Cash flows provided by operating activities in 2007, consisted of net of income of $1.0 million adjusted for non-cash charges for depreciation and amortization expenses of $1.6 million which included $0.5 million in amortization of intangible assets acquired and $0.2 million in depreciation of the step-up in fair value of BRC’s assets.

Other non-cash charges that impacted net cash provided by operating activities related to provision for inventory reserve of $0.2 million, provision for doubtful accounts of $0.4 million and the minority interest in income of consolidated affiliates of $0.5 million. These were partially offset by $0.2 million in our share in the income of unconsolidated affiliates.

Changes in working capital that affected operating cash flows were a $3.1 million increase in accounts receivable, $2.1 million increase in inventory, $0.8 million increase in other assets and liabilities, net, offset by a $0.9 million decrease in accounts payable.

Net cash used in investing activities was $1.6 million for the three months ended March 31, 2007, compared to $1.7 million during the same period in 2006. The decrease in net cash used in investing activities primarily is related to $1.0 million decrease in capital expenditure in our U.S. operations due to purchases made in 2006 related to the relocation from our Cerritos facility to the Santa Ana facility, offset by $0.9 million increase in capital expenditures in our BRC operations due to leasehold improvements, equipment purchases and move in costs at the new compressor facility in Cherasco, Italy.

Net cash used in financing activities during the three months ended March 31, 2007 was $0.2 million or a decrease of $0.9 million from $1.1 million used in financing activities for the same period in 2006. This decrease was due primarily to a decrease of $0.9 million in payments on the revolving lines of credit and $0.3 million increase in proceeds from stock option exercises, partially offset by $0.1 million increase in payments on term loans.

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

If we are unable to obtain additional or replacement financing by the expiration of the LaSalle senior credit agreement, we would have to draw dividends or obtain loans from our subsidiaries to repay the amounts owing. Our ability to find replacement financing is hampered by the long delay in filing our Annual Report on Form 10-K for 2006 and the Quarterly Reports on Form 10-Q for the first two quarters of 2007 and our need to present the financial statements contained in these periodic reports to prospective lenders as part of the loan application process. As a result, we may not be able to secure a new credit facility on terms that are favorable to us before the expiration of the LaSalle senior credit facility and we may not be able to secure a new credit facility by that time, if at all. If we cannot repay the amounts owning under the LaSalle senior credit facility, or if we cannot obtain the necessary waivers or amendments, or return to compliance with the LaSalle covenants and all other loan covenants our lenders may foreclose on certain of our assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on us.

In connection with our continuing non-compliance under the LaSalle senior credit agreement, LaSalle has required that we make no payments to MTM under the MTM loan since July 18, 2007. In order to avoid defaulting on the MTM loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments.

For periods beyond 12 months, we may seek additional financing to fund future operations through future offerings of equity or debt securities or agreements with corporate partners with respect to the development of our technologies and products. However, we offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all.

Our cash requirements may vary materially from those now planned because of fluctuations in our sales volumes or margins or because of other factors identified in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of March 31, 2007:

	Payments Due by Period
(In thousands) Contractual Obligations	Total	For the three Months Ending December 31, 2007	Years Ending December 31,
			2008	2009	2010	2011	Thereafter
Revolving lines of credit	$8,592	$8,592	$—	$—	$—	$—	$—
Term loans payable - principal	8,086	2,105	2,824	2,827	163	167	—
Term loans payable - interest	580	254	226	91	6	3	—
Capital lease obligations	1,053	329	442	205	62	15	—
Operating lease obligations	24,492	3,165	3,259	2,907	2,586	2,506	10,069
Other and miscellaneous	1,937	860	760	317	—	—	—

	$44,740	$15,305	$7,511	$6,347	$2,817	$2,691	$10,069

The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements.

Derivative Financial Instruments

The company uses derivative financial instruments in the ordinary course of business for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. On January 5, 2005, our then 50% owned affiliate, BRC initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the December 22, 2004 $22.0 million loan made between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to effectively and fully hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, we recognized foreign exchange gains of approximately $30,000 and $0.1 million for the three months ended March 31, 2007 and 2006, respectively, which are classified on the condensed consolidated statements of operations as part of other expense, net. The Company has recorded the fair value of this derivative, which amounted to a $22,000 liability at March 31, 2007 and a $9,000 asset at December 31, 2006.

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

The MTM loan agreement will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. BRC records the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. For the three months ended March 31, 2007 and 2006, we recognized in our consolidated statement of operations a loss of approximately $0.1 million and $0.5 million in other expense, respectively.

We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of adopting SFAS 157 on our consolidated results of operations and financial condition.

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

Our most significant foreign currency exposure relates to the euro. On January 5, 2005, BRC entered into foreign exchange forward contracts covering a three-year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments made by IMPCO to BRC under the terms of the MTM loan. This agreement was not designed to effectively and fully hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, we recognized approximately $30,000 and $0.1 million in gains for the three months ended March 31, 2007 and 2006, respectively, which are classified on the consolidated statements of operations for each year as part of other income (expense). As of March 31, 2007 and December 31, 2006, the notional amounts of the foreign exchange forward contracts were $3.6 million and $4.4 million, respectively. We have recorded the fair value of this derivative, which amounted to a $22,000 liability at March 31, 2007 and a $9,000 asset at December 31, 2006. We measured the sensitivity of the fair value of the foreign exchange agreements for two hypothetical cases: a 10% strengthening and a 10% weakening of the exchange rate of $1.3335 to the euro at March 31, 2007. The effect of an immediate 10% change in exchange rates would have an annual net impact on our operating results of approximately $0.4 million.

We also recognize foreign exchange gains and losses in relation to the MTM loan, which had a carrying value of approximately $16.8 million at March 31, 2007. BRC recognizes gains and losses on a mark-to-market basis of this loan balance on its books because the loan will be settled in U.S. dollars and BRC maintains its records in its reporting currency, the euro. Hypothetically, if the U.S. dollar had weakened 10% from the exchange rate of $1.3335 to the euro at March 31, 2007, to $1.4669 to the euro, BRC would have recorded a loss on foreign exchange of approximately $1.7 million for the three months ended March 31, 2007. If the U.S. dollar had strengthened by 10% to the euro from $1.3335 to $1.2002 at March 31, 2007, BRC would have recorded a $1.7 million gain on foreign exchange for the three months ended March 31, 2007.

Additional information relating to our foreign currency exposures are discussed under the heading “Derivative Financial Instruments” included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Fuel Systems Solutions, Inc. and subsidiaries required to be included in our periodic SEC filings. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as more fully explained below, have identified certain control deficiencies that we have determined represent material weaknesses in our internal control over financial reporting as of March 31, 2007. Due to the identification of material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective.

Material Weaknesses Reported for the Year ended December 31, 2006

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

•

We did not maintain effective internal control over the financial close process at BRC, our Italian subsidiary and BRC did not have an adequate number of accounting and finance personnel and personnel with sufficient technical expertise in U.S. GAAP. As a result, BRC did not have effective procedures to evaluate, analyze and review the financial information submitted by its consolidated and unconsolidated foreign operations and management and our independent auditors identified control deficiencies and errors relating to revenue recognition and accounting for our investments in subsidiaries and joint ventures. We have determined that these control deficiencies represent material weaknesses in controls at BRC.

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

Management believes that the review procedures performed by the FSS Corporate Controller of BRC’s quarterly financial statements provides an appropriate remediation of these material weaknesses; however, the effectiveness of the controls have not been tested by management and the new BRC Finance and Accounting Controller and other accounting staff have not been hired and trained. Accordingly, management does not deem these material weaknesses remediated as of the date of the filing of this quarterly report on Form 10-Q.

•

As of the filing of this Quarterly Report on Form 10-Q, our management has completed the implementation of our remediation efforts related to the material weakness over stock-based compensation, including stock options, which include the following:

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

Management has completed its remediation efforts as of the date of this filing. Accordingly, management deems this material weakness remediated as of the date of the filing of this quarterly report on Form 10-Q.

•

Management is in the process of implementing remediation efforts related to the material weakness over our period-end financial close process to enhance our review, analysis, documentation and disclosure of and accounting for various financial statement balances, including but not limited to intercompany transactions and income taxes. Management does not deem this material weakness remediated as of the date of the filing of this quarterly report on Form 10-Q.

Previously Reported Material Weaknesses

As previously reported, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures contained a material weakness in the second and third quarters of 2006. The material weakness identified related to weaknesses in financial controls associated with the period end financial statement close procedures in our non-U.S. operations. We did not have effective procedures to evaluate, analyze and review the financial information submitted by our non-U.S. operations. Although we have taken remedial action with respect to internal control surrounding our financial statement close procedures in our non-U.S. operations, this material weakness was not deemed to be remediated with respect to BRC at December 31, 2006 and through the date of the filing of this quarterly report on Form 10-Q. See further discussion above regarding our conclusion that we did not maintain effective internal control over the financial close process at BRC.

We also previously reported that a material weakness had been identified during our annual audit of consolidated financial statements for the year ended December 31, 2005 related to inadequate controls over the financial closing process in the U.S. operations. Adjustments were not detected by our system of internal control and affected several financial statement accounts, the most significant of which related to inventory and accrued liabilities. Although the missed or incorrect entries were not prevented or detected by our existing system of internal control, the entries were identified by our independent auditors and were corrected and properly reflected in the fiscal 2005 year end financial statements. Although we have taken remedial action with respect to internal control surrounding our financial statement close procedures in our U.S. operations, including the hiring of a Corporate Controller, Director of Financial Reporting and additional corporate financial staff during the year to provide enhanced review, analysis and documentation of accounting transactions and implemented oversight controls in the financial consolidation and reporting functions, this material weakness was not deemed to be remediated at December 31, 2006 and through the date of the filing of this quarterly report on Form 10-Q. See further discussion above regarding our conclusion that we did not maintain effective internal control over our period-end financial close process.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the first quarter of the period covered by this report.

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

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2007	384	$20.86	n/a	n/a
February 1–28, 2007	—	—	n/a	n/a
March 1–31, 2007	—	—	n/a	n/a

Total	384	$20.86	n/a	n/a

NOTE:

These purchases were made in open-market transactions in order to provide for the company’s obligations under our deferred compensation plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted for the vote or approval of our security holders during the quarter ended March 31, 2007.

Item 5.	Other Information

Item 6.	Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL SYSTEMS SOLUTIONS, INC.

Date: October 31, 2007	By:	/s/ Thomas M. Costales
Thomas M. Costales
Chief Financial Officer and Secretary