Form 10-Q
period 2007-06-30
Fuel Systems Solutions, Inc.
filed 2007-10-31
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$28,902	$11,546
Accounts receivable less allowance for doubtful accounts of $3,076 and $2,390 at June 30, 2007 and December 31, 2006, respectively	50,290	44,246
Inventories:
Raw materials and parts	26,713	28,072
Work-in-process	2,550	2,507
Finished goods	25,854	25,948

Total inventories	55,117	56,527
Other current assets	3,118	2,588
Related party receivables	769	2,442
Deferred tax assets	2,987	2,658

Total current assets	141,183	120,007

Equipment and leasehold improvements:
Dies, molds and patterns	6,508	6,476
Machinery and equipment	21,502	18,475
Office furnishings and equipment	8,081	7,318
Automobiles and trucks	1,594	1,394
Leasehold improvements	3,502	4,122

	41,187	37,785
Less accumulated depreciation and amortization	19,222	16,498

Net equipment and leasehold improvements	21,965	21,287
Goodwill	40,916	39,995
Deferred tax assets, net	17	18
Intangible assets, net	9,613	10,361
Investment in unconsolidated affiliates	1,706	1,374
Other assets	1,366	2,112
Non-current related party receivable	3,972	3,358

Total Assets	$220,738	$198,512

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,686	$28,625
Accrued expenses	24,826	19,911
Current revolving lines of credit	5,237	9,103
Current maturities of term loans	3,443	2,948
Current maturities of capital leases	415	367
Related party payables	4,236	2,802

Total current liabilities	71,843	63,756
Term loans	11,949	5,846
Capital leases	615	671
Other liabilities	5,721	6,325
Minority interest	5,093	4,816
Deferred tax liabilities	5,971	6,320

Total liabilities	101,192	87,734

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 15,501,990 issued and 15,488,390 outstanding at June 30, 2007 and 15,192,409 issued and 15,180,481 outstanding at December 31, 2006	15	15
Additional paid-in capital	216,068	212,275
Shares held in treasury	(396)	(460)
Accumulated deficit	(107,664)	(109,077)
Accumulated other comprehensive income	11,523	8,025

Total stockholders’ equity	119,546	110,778

Total Liabilities and Stockholders’ Equity	$220,738	$198,512

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$65,552	$57,159	$120,385	$113,240
Cost of revenue	51,065	45,111	92,120	85,975

Gross profit	14,487	12,048	28,265	27,265
Operating expenses:
Research and development expense	2,036	2,010	4,084	4,149
Selling, general and administrative expense	9,302	5,032	17,235	11,559
Amortization of intangible assets	50	37	83	70

Total operating expenses	11,388	7,079	21,402	15,778

Operating income	3,099	4,969	6,863	11,487
Other expense, net	(415)	(963)	(661)	(1,205)
Interest expense, net	(201)	(126)	(492)	(270)

Income before income taxes and equity share in income of unconsolidated affiliates	2,483	3,880	5,710	10,012
Equity share in income of unconsolidated affiliates	107	167	270	314
Income tax expense	(1,725)	(1,918)	(3,630)	(4,631)

Income before minority interests	865	2,129	2,350	5,695
Minority interests in income of consolidated subsidiaries	470	393	937	685

Net income	$395	$1,736	$1,413	$5,010

Net income per share:
Basic	$0.03	$0.12	$0.09	$0.34

Diluted	$0.03	$0.11	$0.09	$0.33

Number of shares used in per share calculation:
Basic	15,405,537	14,755,074	15,328,911	14,636,477

Diluted	15,601,365	15,187,662	15,569,334	14,987,200

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Net income	$1,413	$5,010
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	698	318
Provision for inventory reserve	249	266
Equity share in income of unconsolidated affiliates	(270)	(314)
Minority interest	937	685
Unrealized loss on foreign exchange	121	1,090
Loss in disposal of asset	3	30
Depreciation and amortization	2,566	2,079
Stock–based compensation expense	38	868
Amortization of intangibles	953	899
Increase in accounts receivable	(6,708)	(10,535)
Decrease (increase) in inventory	2,207	(18,214)
Increase in accounts payable	4,559	11,195
Increase (decrease) in accrued expenses	4,619	(2,467)
Dividends from unconsolidated affiliates	—	734
Receivables from/payables to related party, net	2,487	2,270
Decrease in deferred income taxes	(730)	(673)
Other, net	368	1,618

Net cash provided by (used in) operating activities	13,510	(5,141)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,775)	(3,403)

Net cash used in investing activities	(2,775)	(3,403)

Cash flows from financing activities:
Decrease in revolving line of credit	(3,892)	(4,797)
Payments on term loans	(307)	(1,027)
Proceeds from term loans	6,738	—
Proceeds from exercise of stock options and warrants	3,665	4,864
Sale of common shares held in trust	64	96
Payment of capital lease obligations	(182)	(178)
Dividend paid to minority interest in consolidated subsidiaries	(822)	(743)

Net cash provided by (used in) financing activities	5,264	(1,785)

Net increase (decrease) in cash	15,999	(10,329)
Effect of exchange rate changes on cash	1,357	840

Net increase (decrease) in cash and cash equivalents	17,356	(9,489)
Cash and cash equivalents at beginning of period	11,546	27,110

Cash and cash equivalents at end of period	$28,902	$17,621

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Acquisition of equipment under capital lease	$160	$323

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

The accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements included in Fuel Systems’ 2006 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended June 30, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The condensed consolidated financial statements of Fuel Systems as of June 30, 2007 and 2006 include the accounts of the Company and its wholly owned subsidiaries IMPCO Technologies, Inc. and BRC S.r.L. (“BRC”), as well as IMPCO’s wholly owned subsidiaries, IMPCO Technologies Fuel Systems, Pty. Limited, which we refer to as IMPCO Australia, IMPCO Tech Japan K.K., which we refer to as IMPCO Japan, and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which we refer to as IMPCO Mexicano, and its 51%-owned subsidiary IMPCO-BERU Technologies B.V., which we refer to as IMPCO BV as well as BRC’s substantially wholly owned subsidiaries, BRC Argentina S.A. and BRC Brasil S.A. and NG LOG Armazen Gerais Ltda.

Investments in unconsolidated joint ventures or affiliates over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its joint ventures is reflected in equity share in income (loss) of unconsolidated subsidiaries. If the investment in an unconsolidated joint venture is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that any receivables, loans or advances to the joint venture are evaluated to be uncollectible.

The Company had a 50% share in two joint ventures: Minda IMPCO Limited, which we refer to as MIL, and IMPCO-BRC Mexicano, which we refer to as IBMexicano. In March 2006, the Company and its 50% joint venture partner agreed to

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007

(Unaudited)

dissolve and liquidate IBMexicano. IBMexicano closed its facility on June 8, 2006 and expects to complete the process of liquidating its assets by the end of December 2007. In addition, in 2004, the Company converted its joint venture in MIL into a distributorship and sold its 50% share to the other 50% owner in April 2006 for immaterial consideration. The Company used the equity method to recognize its share in the net losses of IBMexicano during the six months ended June 30, 2006, and its share in the net losses of MIL through April 2006 in the condensed consolidated statement of operations.

Entity	Location	Ownership Interest	Method of Accounting
IMPCO U.S.	United States	100%	Fully Consolidated
BRC*	Italy	100%	Fully Consolidated
IMPCO Australia	Australia	100%	Fully Consolidated
IMPCO Japan	Japan	100%	Fully Consolidated
IMPCO Mexicano (operations closed in December 2004)	Mexico	100%	Fully Consolidated
IMPCO BV	Netherlands	51%	Fully Consolidated
IBMexicano (dissolved June 2006)	Mexico	50%	Equity Method
MIL (sold April 2006)	India	50%	Equity Method

*	The following table details the entities that are either consolidated or accounted for by the equity method within BRC:

Entity	Location	Ownership Interest	Method of Accounting
MTM S.r.L.	Italy	100.00%	Fully Consolidated
BRC Argentina S.A.	Argentina	98.40%	Fully Consolidated
BRC Brasil S.A.	Brazil	99.99%	Fully Consolidated
NG LOG Armazen Gerais Ltda.	Brazil	99.99%	Fully Consolidated
MTE S.r.L.	Italy	50.00%	Equity Method
WMTM Equipamento de Gases Ltd.	Brazil	50.00%	Equity Method
Jehin Engineering Ltd.	S. Korea	13.59%	Equity Method

All intercompany transactions, including intercompany profits and losses, have been eliminated in consolidation.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2007, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

JUNE 30, 2007

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

3.	Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
(a) Revolving promissory note - LaSalle Business Credit, LLC	$5,237	$5,191
(b) Revolving lines of credit - Various Italian banks	—	3,912
(c) Term loan - Unicredit Banca Medio Credito S.p.A.	7,411	7,922
(d) Term loan – Intesa SanPaolo	6,738	—
(e) Term loan - Italian Ministry of Industry	654	717
(f) Other loans	589	155
(g) Capital leases	1,030	1,038

	21,659	18,935
Less: current portion	9,095	12,418

Non-current portion	$12,564	$6,517

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007

(Unaudited)

(a)	Revolving Promissory Note – LaSalle Business Credit, LLC

The Company entered into an asset-based credit facility with LaSalle Business Credit, LLC or LaSalle dated July 22, 2003, as amended. The LaSalle Senior Credit Facility matures on January 31, 2008. This revolving credit facility carried an interest rate per annum equal to prime plus 1.0%, which amounted to 9.25% per annum at June 30, 2007 and December 31, 2006, and has a borrowing limit equal to 85% of eligible accounts receivable plus the lesser of $4.5 million or 60% of eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion. In July 2007, the interest rate was adjusted to prime plus 3.0%. This lender has a senior security interest in substantially all of our assets located in the United States. As of June 30, 2007 this facility carried a maximum borrowing limit of $9.0 million, of which $6.8 million was the actual borrowing capacity. On October 31, 2007 the maximum borrowing limit was reduced to $7.0 million. At June 30, 2007 the outstanding balance under this loan agreement was $5.2 million and approximately $1.6 million was available for borrowing as of that date.

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

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007

(Unaudited)

(b)	Revolving Lines of Credit – Various Italian Banks

At June 30, 2007, BRC had an unsecured line of credit amounting to approximately $1.1 million, based on the exchange rate at June 30, 2007, with no outstanding balance. Additionally, BRC has up to a $13.5 million line of commercial credit secured by customer account receivables, based on the exchange rate at June 30, 2007, of which $9.5 million was the actual borrowing capacity. At June 30, 2007, no amounts were outstanding under this commercial line of credit leaving $9.5 million available for borrowing. Interest rates at June 30, 2007 for the unsecured line of credit and the commercial line of credit were three-month EURIBOR plus 4% and 1%, respectively, which were 8.2% and 5.2%, respectively. Both lines of credit are callable on demand.

(c)	Term Loan – Unicredit Banca Medio Credito S.p.A.

On December 2, 2004, MTM S.r.L. entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004 (see (h) below). The payment terms are such that MTM will pay approximately $0.6 million on a quarterly basis throughout the term of the loan and interest based on the three-month EURIBOR rate plus 1.0% per annum, which was 5.2% at June 30, 2007. At June 30, 2007, the amount outstanding was $7.4 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is not allowed to remit dividends based on income for the years 2004 and 2005 during the term of the term loan agreement. In addition, MTM is required to maintain net assets of at least $26.9 million based on the exchange rate at June 30, 2007. At June 30, 2007, MTM was in compliance with these covenants.

(d)	Term Loan – Intesa SanPaolo

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

At June 30, 2007, the amount outstanding was $6.7 million. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITA of less than 1.25 to maintain this rate. In the event the ratio of indebtedness to EBITA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR rate plus 1.2%, which was 5.5% at June 30, 2007.

(e)	Term Loans – Italian Ministry of Industry

In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and for research and development expenditures. The 1998 loan was paid off in January 2006. The 2002 loan is repayable through annual installments through 2011 at a subsidized rate of 2.0%. At June 30, 2007, approximately $0.7 million was owed under this agreement.

(f)	Other Loans

The Company’s subsidiary in the Netherlands has a $3.0 million credit facility, based on the exchange rate on June 30, 2007 to the euro, with Fortis Bank. At June 30, 2007, there was no outstanding balance under this credit facility.

In June 2007, the Company financed, through a third-party lender, certain insurance policies for a total of approximately $0.6 million, which are payable within a year from the date of financing. At June 30, 2007, the balance of these outstanding loans totaled approximately $0.6 million each bearing interest at an annual rate of 6.5%.

(g)	Capital Leases

Capital leases consist primarily of equipment leases for the U.S. operations.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007

(Unaudited)

(h)	Term Loan – MTM S.r.L.

On December 23, 2004 the Company entered into a loan agreement with MTM pursuant to which it borrowed $22.0 million (the “MTM Loan”). The proceeds of the MTM loan were used to retire approximately $22.0 million of the Company’s indebtedness to Bison Capital Structured Equity Partners LLC, an amount that included a prepayment premium and accrued but unpaid interest. The MTM loan carries a rate equal to 1.5% above three-month EURIBOR per annum, which was at 5.7% at June 30, 2007, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. Beginning on April 1, 2005, the loan is being repaid in quarterly installments, each in the amount of not less than $0.7 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.2 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM loan and related interest have been eliminated in the accompanying consolidated financial statements.

The MTM loan provides for automatic acceleration of the MTM loan in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The MTM loan also provides for acceleration of the loan upon notice from MTM in case of any other default under the loan. In addition, the MTM loan contains restrictive covenants limiting the Company’s ability to: terminate Mariano Costamagna as its Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death; incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the LaSalle senior credit facility); merge, consolidate or sell its assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $5.0 million in fiscal 2006 and $3.0 million in subsequent fiscal years. At June 30, 2007, the amount owed under the MTM loan was approximately $16.0 million and the Company was in compliance with the covenants in the MTM loan and other related terms and conditions.

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

In connection with the Company’s continuing non-compliance under the LaSalle senior credit agreement, LaSalle has required that the Company make no payments to MTM under the MTM loan since July 18, 2007. In order to avoid defaulting on the MTM loan, the Company has had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. As of October 3, 2007, the Company owed MTM an additional $2.3 million in short-term debt that must be repaid by December 1, 2007. An event of default under the LaSalle senior credit facility would not automatically cause a cross-default under the MTM loan.

The Company paid principal and interest payments totaling to $1.0 million and $1.9 million during the three and six months ended June 30, 2007. The quarterly payment of $0.8 million for the second quarter of 2007 was paid in July 2007.

The MTM loan agreement will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. BRC records the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. For the three month ended June 30, 2007 and 2006, the Company recognized a foreign exchange loss of approximately $0.3 million and $0.9 million, respectively. For the six months ended June 30, 2007 and 2006, the Company recognized a foreign exchange loss of approximately $0.4 million and $1.4 million, respectively, in other expense.

Derivative Financial Instruments

The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. On January 5, 2005, the Company’s then 50% owned affiliate, BRC, initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the $22.0 million loan entered into on December 22, 2004 between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to effectively and fully hedge the unrealized foreign exchange

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007

(Unaudited)

gains and losses due to foreign currency movements that occur from time to time that could impact our consolidated financial results either favorably or unfavorably. The Company concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the Company recognized gains of approximately $24,000 and $54,000 in the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006, the Company recognized gains of approximately $0.2 million and $0.3 million, respectively. These amounts are classified on the condensed consolidated statements of operations as part of other income, net. The Company has recorded the fair value of this derivative, which amounted to a $46,000 liability at June 30, 2007 and a $9,000 asset at December 31, 2006.

4.	Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income	$395	$1,736	$1,413	$5,010

Denominator:
Denominator for basic earnings per share - weighted average number of shares	15,405,537	14,755,074	15,328,911	14,636,477
Effect of dilutive securities:
Employee stock options	133,200	298,430	178,347	232,186
Warrants	50,551	133,126	54,568	118,018
Unvested restricted stock	12,077	1,032	7,508	519

Dilutive potential common shares	15,601,365	15,187,662	15,569,334	14,987,200

Net income per share:
Basic	$0.03	$0.12	$0.09	$0.34

Diluted	$0.03	$0.11	$0.09	$0.33

For the six months ended June 30, 2007 and 2006, options to purchase approximately 1,700 shares and 7,653 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

5.	Comprehensive Income

The components of unaudited comprehensive income for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$395	$1,736	$1,413	$5,010
Foreign currency translation adjustment	2,085	3,369	3,498	4,924

Comprehensive income	$2,480	$5,105	$4,911	$9,934

6.	Business Segment Information

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

JUNE 30, 2007

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

Financial Information by Business Segment. Revenue and operating income (unaudited) for the Company’s business segments for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
IMPCO Operations (1)	$33,533	$26,135	$63,744	$51,716
BRC Operations	32,019	31,024	56,641	61,524

Total	$65,552	$57,159	$120,385	$113,240

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income (Loss):	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
IMPCO Operations (1)	$4,202	$2,947	$7,424	$6,292
BRC Operations	2,241	3,333	4,836	8,888
Corporate Expenses (2)	(3,344)	(1,311)	(5,397)	(3,693)

Total	$3,099	$4,969	$6,863	$11,487

(1)	IMPCO Operations is a combination of our previously-reported U.S. Operations and International Operations segments.

(2)	Represents corporate expense not allocated to either of the business segments.

7.	Income Taxes

During the six months ended June 30, 2007, the Company recognized approximately $3.5 million for income tax provision for its foreign operations representing a 43% effective tax rate. IMPCO U.S. operations recorded income tax provision of approximately $0.1 million related to estimated state taxes due. The Company had determined that the likelihood of recoverability of the net deferred tax asset was less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes.

During the six months ended June 30, 2006, the Company recognized approximately $4.5 million for income tax provision for its foreign operations representing a 43% effective tax rate. IMPCO U.S. operations recorded an income tax provision of approximately $0.1 million, which related to foreign tax withholding for dividends received from the Company’s Netherlands subsidiary, U.S withholding obligations on IMPCO interest payments to MTM under the MTM loan and an increase in valuation allowance in consideration of goodwill temporary tax differences, included as part of deferred tax liabilities, that is not offset against the deferred tax asset in the determination of the required increase in the valuation allowance.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007

(Unaudited)

As of June 30, 2007, undistributed earnings, except with respect to our 51% interest in IMPCO-BERU Technologies B.V., are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $23.9 million of earnings of BRC (for the MTM loan) and approximately $1.3 million of earnings of IMPCO Australia (for an intercompany transaction) as such amounts were deemed to be a constructive dividend creating taxable income for U.S. income tax purposes; upon distribution of earnings in the form of dividends, or otherwise, in excess of these amounts, the Company may be subject to United States income taxes. In addition, the Company would be subject to withholding taxes payable to various foreign countries. To the extent we have repaid the MTM loan (we have repaid $5.3 million as of October 3, 2007, which is net of our recent $2.3 million in short term borrowings from MTM), such amounts could be drawn as a dividend from BRC without U.S. income tax consequences.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 January 1, 2007.

Upon adoption of FIN 48, the Company analyzed filing positions for all open tax years in all U.S. federal, foreign, and state jurisdictions where the Company is required to file. At the adoption date of January 1, 2007, the Company had approximately $5.8 million of unrecognized tax benefits. The Company recorded a cumulative effect adjustment related to the adoption of FIN 48 of approximately $0.2 million, including interest and penalties. Additionally, approximately $2.9 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in deferred tax asset valuation allowance of $2.9 million. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the total amount that would affect the effective tax rate is approximately $4.5 million. For the quarter ended June 30, 2007, there were no significant changes in unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various foreign and state jurisdictions. In general, the Company is no longer subject to U.S. federal and state tax examinations for years prior to 2001 and is no longer subject to tax examinations for significant foreign jurisdictions for years prior to 2003. The Company is currently under examination by the Italian tax authorities and has accrued approximately $0.1 million related to this examination. The Company anticipates this examination to be settled during 2008 and does not believe there will be any additional material changes in unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption, the Company accrued approximately $0.1 million of interest and penalties associated with unrecognized tax benefits.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007

(Unaudited)

8.	Stockholders’ Equity

The following table summarizing the changes in shareholder’s equity for the six month period ending June 30, 2007 (in thousands, except for share amounts):

	Common Stock		Additional Paid-In Capital	Shares Held in Trust	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2006	15,180,481	$15	$212,275	(460)	$(109,077)	$8,025	$110,778
Net income	—	—	—	—	1,413	—	1,413
Foreign currency translation adjustment	—	—	—	—	—	3,498	3,498
Issuance of common stock upon exercise of stock options and warrants	304,134	—	3,665	—	—	—	3,665
Stock-based compensation	—	—	38	—	—	—	38
Vesting of restricted stock	5,447	—	90	—	—	—	90
Shares relinquished for payment of payroll tax withholding obligations on restricted stock	(1,672)	—	—	(29)	—	—	(29)
Shares held in trust for deferred compensation plan, at cost	—	—	—	93	—	—	93

Balance, June 30, 2007	15,488,390	$15	$216,068	(396)	$(107,664)	$11,523	$119,546

Capital Transactions

During the six months ended June 30, 2007, 304,134 shares of common stock were issued from the exercise of stock options at an average exercise price of $12.06, with proceeds to the Company of approximately $3.7 million.

Shares Held in Treasury

The Company matches employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market. These shares are carried at cost and classified as a deduction of equity. As of June 30, 2007 and December 31, 2006, the Company had 13,429 and 22,110, shares respectively, held in treasury with a value of approximately $0.2 million and $0.3 million, respectively, for the deferred compensation plan.

As of June 30, 2007 and December 31, 2006, the Company also had 13,600 shares and 11,928 shares, respectively, held in treasury with a value of approximately $0.2 million, of which, 11,928 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised and 1,672 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with restricted stock issued and vested in May 2007 under the 2006 Incentive Bonus Plan (see further discussion below).

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

The Company recorded $38,000 of stock-based compensation expense of which $20,000 related to stock options and $18,000 related to restricted stock, in the six months ended June 30, 2007 and $0.9 million of stock-based compensation expense, of which $0.9 million related to stock options and $1,000 related to restricted stock for the same period in 2006.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007

(Unaudited)

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenue	$22	$21	$38	$41
Research and development expense	25	36	62	76
Selling, general and administrative expense	99	295	(62)	721
Other Expense	—	15	—	30

	$146	$367	$38	$868

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in the six months ended June 30, 2007 and 2006 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

Stock-Based Compensation Activity - Stock Options

The following table displays stock option activity including the weighted average stock option prices for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	619,529	$11.08
Exercised	(304,134)	12.06
Forfeited	(40,719)	10.82

Outstanding at June 30, 2007	274,676	10.03	5.96 yrs	$1,814

Vested and expected to vest at June 30, 2007	272,674	$10.02	5.95 yrs	$1,798

Exercisable at June 30, 2007	217,451	$9.79	5.77 yrs	$1,491

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money. During the six months ended June 30, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $2.2 million and $4.5 million, respectively, determined as of the date of option exercise.

As of June 30, 2007, there was approximately $0.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of less than two years.

There were no options granted in the six months ended June 30, 2007 and 2006.

Stock-Based Compensation Activity - Restricted Stock

In accordance with its director compensation policy, the Company issued shares of restricted common stock to non-employee directors on April 25 and August 24, 2006 at a purchase price equal to the per share par value of $0.001. With respect to the new directors, these shares vest in three equal yearly installments beginning on the date of grant. For grants to returning directors, shares are fully vested as of December 31 of the year in which granted. The Company measured the fair value of each of these awards as if they were vested and issued on their respective grant dates. Stock-based compensation expense recorded in the six months ended June 30, 2007 and 2006 was $4,000 and $1,000, respectively, related to the vesting of these restricted stock grants.

In August 2006, the Company’s stockholders approved the 2006 Incentive Bonus Plan. Under the plan, the compensation committee of the Company’s Board of Directors may grant bonus awards (in the form of cash, restricted stock or a

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007

(Unaudited)

combination of both) to some of IMPCO’s and its subsidiaries’ employees based on that division’s profitability and the attainment of individual employee’s performance goals, and to some or all of BRC’s and its subsidiaries’ employees based on that division’s profitability and the attainment of individual employee’s performance goals. Based on profitability of both IMPCO and BRC for 2006, some employees were provided with bonuses in May 2007 based on performance in 2006. The Company paid a portion of the bonus in cash and a portion in restricted stock. The restricted stock vests 25% on the date of the grant and the balance in three equal annual installments. The amount related to the first 25% vesting of restricted stock on the date of grant of $0.1 million was accrued at December 31, 2006 and was reclassified to equity when the restricted stock grant was issued in May 2007. Stock-based compensation expense recorded in the six months ended June 30, 2007 was $15,000 related to the vesting of these restricted stock grants.

A summary of our unvested restricted stock awards as of June 30, 2007 and changes during the six months ended June 30, 2007 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	2,889	$13.85
Granted	19,935	$17.86
Vested	(5,447)	$17.55

Unvested at June 30, 2007	17,377	$17.29

As of June 30, 2007, there was approximately $0.3 million of total unrecognized share-based compensation cost related to unvested restricted stock which is expected to be recognized over a weighted-average period of less than three years.

Warrants

As of June 30, 2007, up to 90,352 shares of our common stock were issuable upon exercise of warrants outstanding as of that date. The weighted average exercise price for outstanding warrants as of June 30, 2007 was $7.33 and the weighted average remaining life of the warrants is 13 months. No warrants were exercised during the six months ended June 30, 2007.

10.	Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Warranty reserve:
Balance at beginning of period	$2,227	$1,636	$2,119	$1,605
New warranties issued	319	210	447	429
Warranties settled	(323)	(141)	(343)	(329)

Balance at end of period	$2,223	$1,705	$2,223	$1,705

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007

(Unaudited)

11.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the consolidated balance sheets at June 30, 2007 and December 31, 2006 representing related party transactions with the Company.

	June 30, 2007	December 31, 2006
	(unaudited)
Accounts Receivables:
IBMexicano (a)	$40	$68
MTE S.r.L. (b)	2	20
Jehin Engineering Company Ltd. (c)	—	373
Minda IMPCO Limited (d)	17	17
WMTM Equipamento de Gases Ltd. (e)	708	1,956
MTM Hydro S.r.L. (f)	2	8

	$769	$2,442

Other Assets
WMTM Equipamento de Gases Ltd. (e)	$3,972	$3,358

Accounts Payable
MTE S.r.L. (b)	$1,639	$1,080
Europlast S.r.L. (g)	1,141	523
TCN S.r.L. (g)	1,430	1,173
Biemmedue SpA. (f)	1	23
MTM Hydro S.r.L. (f)	16	3
WMTM Equipamento de Gases Ltd. (e)	9	—

	$4,236	$2,802

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.

(b)	MTE, S.r.L. is 50% owned by MTM, S.r.L and is accounted for using the equity method.

(c)	Jehin Engineering, Ltd. is 13.6% owned by BRC; BRC uses the equity method to account for it.

(d)	Minda IMPCO Limited was 50% owned by IMPCO. It was established in December 2004 as a result of a recombination of previous ownership interests with joint venture partner Minda Industries of India and was sold in April 2006.

(e)	WMTM Equipamento de Gases Ltd. is 50% owned by BRC, and is accounted for using the equity method. The current receivable of $0.7 million is past due at June 30, 2007. The non-current receivable was originally due January 31, 2007, and the maturity date was extended to January 31, 2011.

(f)	The Company’s Chief Executive Officer owns 100% of Imcos Due S.r.L., 100% of Biemmedue SpA. and 46% of MTM Hydro S.r.L. with his immediate family and serves on the board of directors for each company.

(g)	The Company’s Chief Executive Officer serves on the board of directors of and owns 40% of Europlast and 30% of TCN, along with his brother Pier Antonio Costamagna.

The non-current receivables from WMTM Equipamento de Gases Ltd (“WMTM”), 50% owned joint venture, represents a loan from BRC Brasil S.A. (“BRC Brasil”). The total amount outstanding on the loan was $4.1 million at June 30, 2007. In January 2007, the loan’s maturity date was extended to January 31, 2010. As a result of the loan extension, past due balances on trade payables to MTM and historical operating results, the Company evaluated the collectibility of the loan from WMTM and recorded a reserve of $0.1 million as of June 30, 2007.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007

(Unaudited)

In addition, the current receivables from WMTM represents the sale of components from MTM to WMTM. The total amount of the current receivables is $0.7 million. Effective October 1, 2006, the Company changed its accounting for sales to WMTM from the full accrual basis to the cash basis based on the WMTM’s payment history during the third quarter of 2006. In the second quarter of 2007, revenue attributed to sales to WMTM was deferred until receipt of payment.

The current receivables from Jehin Engineering, Ltd (“Jehin”) represent inventory sales from IMPCO and MTM to Jehin. The total amount of current receivables is $0.6 million which the Company has fully reserved for based on the aging of receivables from Jehin.

BRC leases two parcels of land in Italy from IMCOS Due S.r.L., a real estate investment company owned 100% by Mariano Costamagna, the Company’s President and Chief Executive Officer, and Pier Antonio Costamagna, the Managing Director of BRC and Director of Mechanical Engineering of MTM, and their families. The terms of the lease reflect the fair market value for the leased property based on appraisals. Total lease payments by BRC to IMCOS Due during the six months ended June 30, 2007 and 2006 were approximately $0.3 million and $0.1 million, respectively.

12.	Equity Investments

The Company’s investments in its subsidiaries were comprised exclusively of investments in the unconsolidated subsidiaries of BRC of approximately $1.7 million and $1.4 million as June 30, 2007 and December 31, 2006, respectively. The Company’s share in the income of BRC’s unconsolidated affiliates was $0.3 million for both the six months ended June 30, 2007 and 2006.

BRC uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. The condensed balance sheet for BRC’s affiliates as of June 30, 2007 and December 31, 2006 and the statement of operations for the three and six months ended June 30, 2007 and 2006 are presented below (in thousands):

			June 30, 2007	December 31, 2006
			(unaudited)
Current assets			$19,221	$18,296
Non-current assets			3,749	6,301

Total assets			$22,970	$24,597

Current liabilities			$10,686	$11,876
Long-term liabilities			5,784	6,023
Stockholders’ equity			6,500	6,698

Total liabilities and stockholders’ equity			$22,970	$24,597

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$6,136	$5,381	$10,802	$11,990
Cost of revenue and operating expenses	5,614	4,432	9,711	10,087

Operating income	522	949	1,091	1,903
Interest income (expense), net	95	140	60	(38)
Other income (expense), net	—	(21)	—	14

Pre-tax income	617	1,068	1,151	1,879
Provision (benefit) for income taxes	(132)	280	(75)	822

Net income	$749	$788	$1,226	$1,057

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007

(Unaudited)

BRC’s share of earnings from its investment in unconsolidated affiliates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income, net-BRC investees	$749	$788	$1,226	$1,057
% equity interest	Various (1)	Various (1)	Various (1)	Various (1)
Share in earnings	375	393	613	528
Other income (expense), net	(268)	(226)	(343)	(214)
Net income	$107	$167	$270	$314

(1)	Ranges from 13.59% to 50%.

13.	Goodwill and Intangibles

Goodwill relates to the allocation of the purchase price resulting from the Company’s business acquisitions, the majority of which is attributable to the acquisition of BRC. Identified intangible assets arose from the acquisition of BRC and consist of existing technology, customer relationships and trade name. Amortization expense related to existing technology and customer relationships of $0.9 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name for the six months ended June 30, 2007 and 2006, was $0.1 million and $0.7 million respectively.

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2007 are as follows (in thousands):

	December 31, 2006	Additions from purchase accounting and transfer from investment in affiliates	Impairment Charges	Currency Translation	June 30, 2007
IMPCO Operations	$7,875	$—	$—	$259	$8,134
BRC Operations	32,120	—	—	662	32,782

	$39,995	$—	$—	$921	$40,916

At June 30, 2007 and December 31, 2006, intangible assets consisted of the following (in thousands):

	As of June 30, 2007 (unaudited)			As of December 31, 2006
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	$10,106	$(3,248)	$6,858	$9,902	$(2,476)	$7,426
Customer relationships	2,223	(808)	1,415	2,178	(631)	1,547
Tradename	1,684	(344)	1,340	1,650	(262)	1,388

Total	$14,013	$(4,400)	$9,613	$13,730	$(3,369)	$10,361

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expenses
Six months ending December 31, 2007	953
2008	1,880
2009	1,844
2010	1,808
2011	1,772
2012	653
Thereafter	703

Total	$9,613

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2007

(Unaudited)

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

Amendments to LaSalle Senior Credit Facility

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

In this report, references to “Fuel Systems” or the “company” and to first-person pronouns, such as “we”, “our” and “us”, refer to Fuel Systems Solutions, Inc. and its consolidated subsidiaries, unless the context otherwise requires. On August 23, 2006, the stockholders of IMPCO adopted the Agreement and Plan of Reorganization pursuant to which IMPCO and BRC immediately became separate, stand-alone operating entities and wholly owned subsidiaries of Fuel Systems Solutions, Inc..

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

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in the section below entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q.

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

Revenue for the three and six months ended June 30, 2007 increased by approximately $8.4 million and $7.2 million to $65.6 million and $120.4 million, respectively, from $57.2 million and $113.2 million, respectively, for the same period in 2006.

Net income for the three months ended June 30, 2007 was $0.4 million, or $0.03 per diluted share, as compared to net income of $1.8 million, or $0.11 per diluted share, for the same period in 2006. Net income for the six months ended June 30, 2007 was $1.4 million, or $0.09 per diluted share compared to $5.0 million or $0.33 per diluted share during the same period in the prior year.

Recent Developments

2006 Incentive Bonus Plan

In August 2006, our stockholders approved the 2006 Incentive Bonus Plan. Under the plan, the compensation committee of our Board of Directors may grant bonus awards (in the form of cash, stock or a combination of both) to some or all of IMPCO’s and its subsidiaries’ employees based on that division’s profitability and the attainment of individual employee’s performance goals and to some or all of BRC’s and its subsidiaries’ employees based on that division’s profitability and the attainment of individual employee’s performance goals. IMPCO and BRC were profitable for 2006 and some of our employees were provided with bonuses in May 2007 based on our performance in 2006. A portion of the bonus was paid in cash and a portion in restricted stock. The restricted stock vested 25% on the date of the grant and the balance will vest in three equal annual installments. The 2006 bonus payment of $0.8 million in cash and $0.1 million in restricted stock , which was accrued as of December 31, 2006, was made in May 2007.

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

Deferred Taxes

Based upon the substantial net operating loss carryovers and expected future operating results, we conclude that it is more likely than not that substantially all of the deferred tax assets in the United States at June 30, 2007 may not be realized within the foreseeable future. In addition, we expect to provide a full valuation allowance on future tax benefits realized in the United States until we can sustain a level of profitability that demonstrates our ability to utilize the assets.

As of June 30, 2007, undistributed earnings, except with respect to our 51% interest in IMPCO-BERU Technologies B.V., are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $23.9 million of earnings of BRC (for the MTM loan) and and approximately $1.3 million of earnings of IMPCO Technologies Fuel Systems, Pty. Limited, the Australian subsidiary of IMPCO, (for an intercompany transaction) as such amounts were deemed to be a constructive dividend creating taxable income for U.S. income tax purposes; upon distribution of earnings in the form of dividends, or otherwise, in excess of these amounts, we may be subject to United States income taxes. In addition, the Company would be subject to withholding taxes payable to various foreign countries. To the extent we have repaid the MTM loan (we have repaid $5.3 million as of October 3, 2007, which is net of our recent $2.3 million in short term borrowings from MTM), such amounts could be drawn as a dividend from BRC without U.S. income tax consequences.

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

Results of Operations

The following table sets forth our revenue and operating income (in thousands) with 2006 data reclassified to reflect our new presentation of operating segments:

	Revenue Three Months Ended June 30,		Revenue Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
IMPCO Operations (1)	$33,533	$26,135	$63,744	$51,715
BRC Operations	32,019	31,024	56,641	61,525

Total	$65,552	$57,159	$120,385	$113,240

	Operating Income Three Months Ended June 30,		Operating Income Six Months Ended June 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
IMPCO Operations (1)	$4,202	$2,947	$7,424	$6,292
BRC Operations	2,241	3,333	4,836	8,888
Corporate Expenses (2)	(3,344)	(1,311)	(5,397)	(3,693)

Total	$3,099	$4,969	$6,863	$11,487

(1)	IMPCO Operations is a combination of our previously-reported U.S. Operations and International Operations segments.

(2)	Represents corporate expense not allocated to either of the business segments.

For the quarter ended June 30, 2007, revenue increased approximately $8.4 million, or 14.7%, to $65.6 million from $57.2 million for the three months ended June 30, 2006. The increase in revenue for the second quarter of 2007 as compared to the second quarter of 2006 was due primarily to an increase in revenue from IMPCO Operations of $7.4 million, primarily in the transportation and industrial markets, along with a corresponding increase in revenue from BRC Operations of $1.0 million. For the six months ended June 30, 2007, revenue increased approximately $7.2 million, or 6.3%, to $120.4 million from $113.2 million for the six months ended June 30, 2006. The increase in revenue for the six months ended June 30, 2007 is primarily due to an increase in revenue from IMPCO Operations of $12.0 million, due to improvements in the transportation and industrial markets, partially offset by a decrease of $4.9 million in revenue from our BRC Operations primarily due to a reduction in demand from our end customers in Europe related to increased competition.

For the quarter ended June 30, 2007, operating income decreased approximately $1.9 million or 37.6% to $3.1 million from $5.0 million for the three months ended June 30, 2006. The decrease in operating income for the quarter ended June 30, 2007 was primarily composed of an increase in corporate expenses of $2.0 million, a reduction of operating income from BRC Operations of $1.0 million, partially offset by an increase in IMPCO Operations operating income of $1.3 million. For the six months ended June 30, 2007, operating income decreased approximately $4.6 million, or 40.3%, to $6.9 million from $11.5 million for the six months ended June 30, 2006. The decrease in operating income for the six months ended June 30, 2007 was composed of an increase in corporate expenses of $1.7 million combined with a reduction of operating income from BRC Operations of $4.0 million, partially offset by an increase in IMPCO Operations operating income of $1.1 million.

IMPCO Operations. For the three months ended June 30, 2007, revenue for IMPCO Operations increased by approximately $7.4 million, or 28.3%, as compared to the same period in the prior year. For the six months ended June 30, 2007, revenue increased by approximately $12.0 million, or 23.3%, as compared to the same period in the prior year. The increase in revenue during the second quarter of 2007 and the first half of 2007 was due primarily to acquisition of new customers in the industrial market segment in latter half of 2006 in Japan and an increase in demand in the second half of 2006 related to energy initiatives effective in Australia for liquefied petroleum gas or LPG vehicles.

For the three months ended June 30, 2007, operating income for IMPCO Operations was $4.2 million, or 12.5% of revenue, compared to $3.0 million or 11.3% of revenue, for the same period in 2006. The increase in operating income is due an increase in gross profit of $2.3 million partially offset by an increase in operating expenses of $1.1 million. The increase in gross profit is a result of an increase in revenues combined with benefits realized from cost reductions. The increase in operating expenses is primarily due the absence of a $0.4 million benefit in the second quarter of 2007 related to the change in estimated liquidation value of our 50% owned Mexican joint venture which was recorded in the second quarter of 2006. For the six months ended June 30, 2007, operating income was $7.4 million, or 11.6% of revenue, compared to $6.3 million or 12.2% of revenue for the same period in 2006. The increase in operating income is due an increase in gross profit of $2.4 million partially offset by an increase in operating expenses of $1.3 million. The increase in gross profit is a result of an increase in revenues combined with benefits realized from cost reductions. The increase in operating expenses is primarily due to an increase in research and development expense as a result of a new product line and the absence of a $0.4 million benefit in the second quarter of 2007 related to the allowance for doubtful accounts as a result of a change in estimated liquidation value of our 50% owned Mexican joint venture which was recorded in the second quarter of 2006.

BRC Operations. For the three months ended June 30, 2007, revenue for BRC Operations increased by approximately $1.0 million, or 3.2%, as compared to the same period in the prior year. The increase in revenue during the second quarter of 2007 was due primarily to the change in the foreign exchange rate from the second quarter of 2007 when compared to the foreign exchange rate during the second quarter of 2006. This increase was partially offset by a decrease in revenue primarily due to a reduction in demand from our end customers in Europe related to an increase in competition. For the six months ended June 30, 2007, revenue decreased by approximately $4.9 million, or 7.9%, as compared to the same period in the prior year. The decrease in revenue was due primarily to a reduction in demand from our end customers in Europe related to an increase in competition partially offset by an increase in revenue as a result of the change in the foreign exchange rate from the six months ended June 30, 2007 when compared to the foreign exchange rate during the same period of the prior year.

For the three months ended June 30, 2007, operating income for BRC Operations was $2.2 million, or 7.0% of revenue, compared to $3.3 million or 10.7% of revenue for the same period of 2006. The decrease in operating income was due to a $1.1 million increase in operating expenses. The increase in operating expenses was primarily due to the launch of a new marketing and advertising campaign in Europe which began in the first quarter of 2007 and will continue through the third quarter of 2007. For the six months ended June 30, 2007, operating income was $4.8 million, or 8.5% of revenue, compared to $8.9 million, or 14.4% of revenue, compared to the same period in 2006. The decrease is primarily attributable to a decrease in gross margin of $2.0 million and an increase in operating expenses of $2.1 million. The decrease in gross profit is due to a decrease in revenue and a decrease in gross profit margin as a result of an increase in competition. The increase in operating expenses was primarily due to the launch of a new marketing and advertising campaign in Europe which began in the first quarter of 2007 and will continue through the beginning of the third quarter of 2007.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses for the three and six months ended June 30, 2007 were $3.3 million and $5.4 million, respectively, an increase of $2.0 million and $1.7 million from the same periods of 2006 respectively. Corporate expenses increased primarily due to costs incurred relating to the stock option investigation.

Other Expense, Net. Other expense, net is primarily composed of unrealized foreign exchange gains and losses between the U.S. dollar and the euro with respect to “marking to market” of the MTM loan balance, and the gains and losses with respect to the fair value determination of the related foreign exchange hedging agreement since the agreement did not qualify for hedge accounting. For the three months ended June 30, 2007 and 2006, we recognized approximately $0.4 million and $0.9 million, respectively, in unrealized losses on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro, offset by a gain on the foreign currency agreement of approximately $24,000 and $0.2 million, respectively. For the six months ended June 30, 2007 and 2006, we recognized approximately $0.4 million and $1.4 million, respectively, in unrealized losses on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro, offset by a gain on the foreign currency agreement of approximately $54,000 and $0.3 million, respectively.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Interest Expense, Net. Net interest expense for the three and six months ended June 30, 2007 was approximately $0.2 million and $0.5 million, compared to net interest expense of approximately $0.1 million and $ 0.3 million for the corresponding period in 2006. The increase in net interest expense was primarily due to higher variable interest rates on our revolving credit facility for IMPCO Operations with La Salle Business Credit, LLC, increased usage of the LaSalle credit facility during 2007 as compared to 2006 resulting from increased working capital needs to shorten inventory lead times and lower interest income as a result of decreased investment deposit balances during 2007 as compared to 2006.

Income in Unconsolidated Affiliates. We recognize our share in the income of BRC’s unconsolidated affiliates. For the three and six months ended June 30, 2007, we recognized $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2006, we recognized $0.2 million and $0.3 million, respectively.

Provision for Income Taxes. Income tax expense for the three months ended June 30, 2007 was approximately $1.7 million for our foreign operations representing an effective tax rate of 42%. Income tax expense for the six months ended June 30, 2007 was approximately $3.5 million for our foreign operations representing an effective tax rate of 43%. IMPCO U.S. recorded an income tax provision of approximately $52,000 and $77,000 for the three and six months ended June 30, 2007 related to estimated state taxes due. We expect to reduce the valuation allowance if we are profitable or provide a full valuation allowance on future tax benefits realized in the United States if we have additional losses until we can sustain a level of profitability that demonstrates our ability to utilize the assets. We will continue to evaluate the recoverability of the deferred tax assets at each quarter throughout the remainder of 2007.

Income tax expense for the three months ended June 30, 2006, was approximately $1.8 million for our foreign operations representing an effective tax rate of 47%. Income tax expense for the six months ended June 30, 2006 was approximately $4.5 million for our foreign operation representing an effective tax rate of 43%. Our IMPCO U.S. operations recorded an income tax provision of approximately $0.1 million in the three and six months ended June 30, 2006, which related to foreign tax withholding for dividends received from the Company’s Netherlands subsidiary, tax expense related to U.S. payroll tax withholding obligations on IMPCO interest payments to MTM under the MTM loan and an increase in the valuation allowance in consideration of goodwill temporary tax differences, included as part of deferred tax liabilities, that is not offset against the deferred tax asset in the determination of the required increase in the valuation allowance.

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

At June 30, 2007, our cash and cash equivalents totaled approximately $28.9 million, compared with cash and cash equivalents of approximately $11.5 million at December 31, 2006.

Credit Agreements and Other Loans

We currently are party to four significant credit agreements:

LaSalle Senior Credit Facility. Our first significant credit agreement is an asset-based credit facility with LaSalle Business Credit, LLC or LaSalle dated July 22, 2003, as amended. The LaSalle Senior Credit Facility matures on January 31, 2008. This revolving credit facility carried an interest rate per annum equal to prime plus 1.0%, which amounted to 9.25% per annum at June 30, 2007 and December 31, 2006, and has a borrowing limit equal to 85% of eligible accounts receivable plus the lesser of $4.5 million or 60% of eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion. In July 2007, the interest rate was adjusted to prime plus 3.0%. This lender has a senior security interest in substantially all of our assets located in the United States. As of June 30, 2007 this facility carried a maximum borrowing limit of $9.0 million, of which $6.8 million was the actual borrowing capacity. On October 31, 2007 the maximum borrowing limit was reduced to $7.0 million. At June 30, 2007 the outstanding balance under this loan agreement was $5.2 million and approximately $1.6 million was available for borrowing as of that date.

The current financial covenants include, among other things, limits on capital expenditures within any four successive quarters to $4.5 million for IMPCO U.S. and $6.5 million for IMPCO world-wide operations and a requirement that the Company maintain a year to date IMPCO U.S. minimum pre-tax income of not less than a $2.0 million loss at any month end beginning May 31, 2007. At December 31, 2006, we were not in compliance with the IMPCO U.S. pre-tax income covenant and LaSalle waived the non-compliance. On July 27, 2007, we announced that our financial statements on or after January 1, 2001, should no longer be relied on. As a result, we were not compliant with our obligations to provide the lender with current and accurate financial statements. LaSalle has waived the non-compliance resulting from the restatement of our historical financial statements on the condition that the Company provide them with the restated historical and current financial statements contained in our Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q by October 31, 2007. In addition, LaSalle waived the financial covenants for each of the fiscal quarters ending June 30, 2004 through and including September 30, 2006 because they may have been impacted as a result of the restatement. We also had to seek waivers from LaSalle pertaining to our non-compliance with the minimum U.S. pre-tax income covenant for the year to date periods ending July 31, 2007, August 31, 2007 and September 30, 2007 and the U.S. tangible net worth covenants as of September 30,2007, which we received.

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

MTM Loan. Our second significant credit agreement is a loan pursuant to which IMPCO borrowed approximately $22.0 million from MTM on December 23, 2004. The proceeds of the MTM loan were used to retire approximately $22.0 million of our indebtedness to Bison Capital Structured Equity Partners LLC, an amount that included a prepayment premium and accrued but unpaid interest. The MTM loan carries a rate equal to 1.5% above three-month EURIBOR per annum, which was at 5.7% at June 30, 2007, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. Beginning on April 1, 2005, the loan is being repaid in quarterly installments, each in the amount of not less than $0.7 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.2 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM loan and related interest have been eliminated in the accompanying consolidated financial statements.

The MTM loan provides for automatic acceleration of the MTM loan in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The MTM loan also provides for acceleration of the loan upon notice from MTM in case of any other default under the loan. In addition, the MTM loan contains restrictive covenants limiting our ability to: terminate Mariano Costamagna as our Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death; incur additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the LaSalle senior credit facility); merge, consolidate or sell our assets; purchase, retire or redeem our capital stock; and make capital expenditures in excess of $5.0 million in fiscal 2006 and $3.0 million in subsequent fiscal years. At June 30, 2007, the amount owed under the MTM loan was approximately $16.0 million and we were in compliance with the covenants in the MTM loan and other related terms and conditions.

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

MTM Borrowings. On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004. The payment terms are such that MTM will pay approximately $0.6 million on a quarterly basis throughout the term of the loan and interest based on the three-month EURIBOR rate plus 1% per annum, which was 5.2% at June 30, 2007. At June 30, 2007, the amount outstanding was $7.4 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is not allowed to remit dividends based on income for the years 2004 and 2005 during the term of the term loan agreement. In addition, MTM is required to maintain net assets of at least $26.9 million based on the exchange rate at June 30, 2007. At June 30, 2007, MTM was in compliance with these covenants.

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

BRC is also party to two additional credit agreements:

•

In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and for research and development expenditures. The 1998 loan was paid off in January 2006. The 2002 loan is repayable through annual installments through 2011 at a subsidized rate of 2.0%. At June 30, 2007, approximately $0.7 million was owed under this agreement.

•

At June 30, 2007, BRC had an unsecured line of credit amounting to approximately $1.1 million, based on the exchange rate at June 30, 2007, with no outstanding balance. Additionally, BRC has up to a $13.5 million line of commercial credit secured by customer account receivables, based on the exchange rate at June 30, 2007, of which $9.5 million was the actual borrowing capacity. At June 30, 2007, no amounts were outstanding under this commercial line of credit leaving $9.5 million available for borrowing. Interest rates at June 30, 2007 for the unsecured line of credit and the commercial line of credit were three-month EURIBOR plus 4% and 1%, respectively, which were 8.2% and 5.2%, respectively. Both lines of credit are callable on demand.

Other Borrowings. In addition, our subsidiary in the Netherlands has a $3.0 million credit facility, based on the exchange rate at June 30, 2007 to the Euro, with Fortis Bank. At June 30, 2007, there was no outstanding balance under this credit facility.

Liquidity Ratios

Our ratio of current assets to current liabilities was 1:97:1.0 and 1.88:1.0 at June 30, 2007 and at December 31, 2006, respectively. At June 30, 2007, our total working capital had increased by $13.0 million to $69.3 million from $56.3 million at December 31, 2006. This increase is due primarily to an increase of $17.4 million in cash and cash equivalents, an increase of $6.0 million in net receivables and a decrease of $3.9 million in current revolving lines of credit, partially offset by a decrease in related party receivables of $1.7 million, a decrease of $1.4 million in net inventories, an increase of $5.1 million in accounts payable and an increase of $4.9 million in other accrued expenses.

Cash Flows

Net cash provided by operating activities during the six months ended June 30, 2007, was $13.5 million compared to cash used in operating activities of $5.1 million for the six months ended June 30, 2006. Cash provided by operating activities for the six months ended June 30, 2007 was primarily the result of an increase in accounts payable of $4.6 million, an increase in accrued expenses of $4.6 million and a decrease in inventory of $2.2 million. Other significant factors were net income of $1.4 million adjusted for non-cash charges against income for depreciation and amortization of $3.5 million which included $1.0 million in amortization of intangible assets acquired and $0.4 million in depreciation of the step-up in fair value of BRC’s assets, provision for doubtful receivables of $0.7 million, provision for obsolescence of inventory of $0.2 million, and minority interest in income of consolidated affiliates of $0.9 million. These were partially offset by a $6.7 million increase in accounts receivable and a $0.3 million in our share in the income of unconsolidated affiliates.

For the comparable six months ended June 30, 2006, net cash used by operating activities was $5.1 million consisting of net income of $5.0 million, adjusted for non-cash charges against income for depreciation and amortization of $3.0 million, provision for doubtful receivables of $0.3 million, provision for obsolescence of inventory of $0.3 million, minority interests in consolidated subsidiaries of $0.7 million, and stock-based compensation expense of $0.9 million, offset by an increase in our share in income of unconsolidated affiliates of $0.3 million.

Net cash used in investing activities during the six months ended June 30, 2007, was $2.8 million, a decrease of $0.6 million from the $3.4 million used during the same period in 2006. The decrease in net cash used in investing activities primarily is related to $1.9 million decrease in capital expenditure in our IMPCO Operations due to completion of leasehold improvements and move in costs at our Santa Ana facility in 2006, offset by $1.3 million increase in capital expenditures in our BRC Operations due to leasehold improvements, equipment purchases and move in costs at the new compressor facility in Cherasco, Italy.

Net cash provided by financing activities during the six months ended June 30, 2007 was $5.3 million, or an increase of $7.1 million from $1.8 million used in financing activities for the same period in 2006. This increase was due primarily to an increase in proceeds from term loans of $6.7 million to be used for the acquisition of Zavoli, S.r.L. in July 2007, a decrease of $0.9 million in payments on the revolving lines of credit and a decrease of $0.7 million on payments of term loans, partially offset by a $1.2 million decrease in proceeds from stock option exercises.

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

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of June 30, 2007:

	Payments Due by Period
(In thousands) Contractual Obligations	Total	For the six Months Ending December 31, 2007	Years Ending December 31,
			2008	2009	2010	2011	Thereafter
Revolving lines of credit	$5,237	$5,237	$—	$—	$—	$—	$—
Term loans payable - principal	15,393	2,450	4,320	4,142	1,511	1,494	1,476
Term loans payable - interest	1,685	282	703	340	188	120	52
Capital lease obligations	1,156	249	489	250	109	50	9
Operating lease obligations	23,211	1,761	3,295	2,923	2,602	2,521	10,109
Other and miscellaneous	1,627	607	720	300	—	—	—

	$48,309	$10,586	$9,527	$7,955	$4,410	$4,185	$11,646

The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements.

Derivative Financial Instruments

The Company uses derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. On January 5, 2005, our then 50% owned affiliate, BRC initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the December 22, 2004 $22.0 million loan made between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to effectively and fully hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, we recognized foreign exchange gains of approximately $24,000 and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, and $54,000 and $0.3 million for the six months ended June 30, 2007 and 2006, respectively, which are classified on the condensed consolidated statements of operations as part of other expense, net. The Company has recorded the fair value of this derivative, which amounted to a $46,000 liability at June 30, 2007.

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

The MTM loan agreement will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. BRC records the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. For the six months ended June 30, 2007 and 2006, we recognized in our consolidated statement of operations a loss of approximately $0.4 million and $1.4 million in other expense, respectively.

We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement on Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of adopting SFAS 157 on our consolidated results of operations and financial condition.

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

Our most significant foreign currency exposure relates to the euro. On January 5, 2005, BRC entered into foreign exchange forward contracts covering a three-year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments made by IMPCO to BRC under the terms of the MTM loan. This agreement was not designed to effectively and fully hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, we recognized approximately $54,000 and $0.3 million in gains for the six months ended June 30, 2007 and 2006, respectively, which are classified on the consolidated statements of operations for each year as part of other income (expense). As of June 30, 2007 and December 31, 2006, the notional amounts of the foreign exchange forward contracts were $2.7 million and $4.4 million, respectively. The fair values of these contracts as of June 30, 2007 and December 31, 2006, were $2.7 million and $4.8 million, respectively. We measured the sensitivity of the fair value of the foreign exchange agreements for two hypothetical cases: a 10% strengthening and a 10% weakening of the exchange rate of $1.3475 to the euro at June 30, 2007. The effect of an immediate 10% change in exchange rates would have an annual net impact on our operating results of approximately $0.3 million.

We also recognize foreign exchange gains and losses in relation to the MTM loan, which had a carrying value of approximately $16.0 million at June 30, 2007. BRC recognizes gains and losses on a mark-to-market basis of this loan balance on its books because the loan will be settled in U.S. dollars and BRC maintains its records in its reporting currency, the euro. Hypothetically, if the U.S. dollar had weakened 10% from the exchange rate of $1.3475 to the euro at June 30, 2007, to $1.4823 to the euro, BRC would have recorded a loss on foreign exchange of approximately $1.7 million for the six months ended June 30, 2007. If the U.S. dollar had strengthened by 10% to the euro from $1.3475 to $1.2128 at June 30, 2007, BRC would have recorded a $1.7 million gain on foreign exchange for the six months ended June 30, 2007.

Additional information relating to our foreign currency exposures are discussed under the heading “Derivative Financial Instruments” included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Fuel Systems Solutions, Inc. and subsidiaries required to be included in our periodic SEC filings. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as more fully explained below, have identified certain control deficiencies that we have determined represent material weaknesses in our internal control over financial reporting as of June 30, 2007. Due to the identification of material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the second quarter of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2007	890	$18.46	n/a	n/a
May 1–31, 2007	—	$—	n/a	n/a
June 1–30, 2007	2	$16.42	n/a	n/a

Total	892	$18.45	n/a	n/a

NOTE:

These purchases were made in open-market transactions in order to provide for the company’s obligations under our deferred compensation plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted for the vote or approval of our security holders during the quarter ended June 30, 2007.

Item 5.	Other Information

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL SYSTEMS SOLUTIONS, INC.

Date:	October 31, 2007	By:	/s/ Thomas M. Costales
Thomas M. Costales
Chief Financial Officer and Secretary