Form 10-K
period 2007-12-31
Fuel Systems Solutions, Inc.
filed 2008-04-22
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

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

As of April 1, 2008, the registrant had 15,534,415 shares of common stock, $0.001 par value per share, outstanding.

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

EXPLANATORY NOTE

In this Form 10-K, Fuel Systems Solutions, Inc. is restating, for reasons described below, our consolidated balance sheet as of December 31, 2005 and our related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005. In addition, we are restating our consolidated balance sheets as of December 31, 2006 and related consolidated statement of stockholders’ equity as well as the unaudited quarterly consolidated balance sheets for the period end of the first three quarters in 2007 and the period end for each of the quarters in 2006 as a result of the restatement of the December 31, 2005 consolidated financial statements. All financial information contained in this Form 10-K gives effect to these restatements. Our restatement, for all of the reasons described below, did not result in a change to our previously reported revenue, total cash and cash equivalents or cash flows provided by (used in) operations shown in our historical consolidated financial statements.

The restated consolidated financial statements presented in this Form 10–K include an adjustment to correct an accounting error relating to capitalizing certain costs associated with inventory at some of our foreign subsidiaries for the year ended December 31, 2005. The impact of the correction, net of taxes decreased our net loss by $0.7 million, or $0.05 per share, for the year ended December 31, 2005, decreased our comprehensive loss by $0.7 million and increased total assets by $0.9 million and total stockholders’ equity by $0.7 million. In addition, we have recorded a correction to the purchase accounting for our acquisition of the second 50% of BRC in 2005, which results in an adjustment of $0.4 million to our balance sheet, reducing both goodwill and long-term deferred tax liability.

After we considered all of the relevant quantitative and qualitative factors related to the correction of the error, as discussed above, even though we determined that the impact on prior year consolidated financial statements was not material, the correction, if recorded on an iron curtain basis, would be material to the current period consolidated financial statements. Therefore, we are restating prior year financial statements for the immaterial errors in this Form 10-K and in accordance with Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, are not required to amend previously filed reports.

We have not amended, and we do not intend to amend, any of our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q affected by the restatements. The consolidated financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K.

As a result of our failure to file this report and other reports on a timely basis, we will not be eligible to use Form S-3 to register our securities with the SEC until all reports under the Securities Exchange Act of 1934, as amended, have been timely filed for at least 12 months.

PART I

Item 1.	Business.

Overview

We design, manufacture and supply alternative fuel components and systems for use in the transportation, industrial and power generation industries on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For 50 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of 140 distributors and dealers in 53 countries and approximately 100 original equipment manufacturers, or OEMs.

We offer an array and combination of gaseous fuel components to assemble fuel conversion kits and systems for our customers, including:

•	fuel delivery—pressure regulators, fuel injectors, flow control valves and other components designed to control the pressure, flow and/or metering of gaseous fuels;

•	electronic controls—solid-state components and proprietary software that monitor and optimize fuel pressure and flow to meet manufacturers’ engine requirements;

•	gaseous fueled internal combustion engines—engines manufactured by OEMs that are integrated with our fuel delivery and electronic controls; and

•	systems integration—systems integration support to integrate the gaseous fuel storage, fuel delivery and/or electronic control components and sub-systems to meet OEM and aftermarket requirements.

Automobile manufacturers, taxi companies, transit and shuttle bus companies, and delivery fleets are among our most active customers. Additionally, users of small and large industrial engines capitalize on the lower cost and pollutant benefits of using alternative fuels. For example, forklift and other industrial equipment users often use our products to operate equipment indoors resulting in lower toxic emissions. The wide availability of gaseous fuels in world markets combined with their lower emissions and cost compared to gasoline and diesel fuels is driving rapid growth in the global alternative fuel industry market. In 2007, 2006 and 2005, approximately 77%, 78% and 66% of our revenue, respectively, was derived from sales outside the United States. We were incorporated in Delaware in 1985 after having provided automotive and alternative fuel solutions in a variety of organizational structures since 1958. Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Fuel Systems Solutions, Inc. and subsidiaries.

Reorganization

On August 23, 2006, our Company was reorganized pursuant to an Agreement and Plan of Reorganization by and among IMPCO Technologies, Inc. (“IMPCO”), Fuel Systems Solutions, Inc. (“Fuel Systems”), a newly formed Delaware corporation, and IMPCO Merger Sub, Inc., a Delaware corporation formed solely for the purpose of consummating the reorganization. The agreement reorganized IMPCO’s capital structure into a holding company structure, pursuant to which (1) IMPCO contributed 100% of its holdings of the capital stock of BRC S.r.L. (“BRC”) to Fuel Systems; (2) IMPCO became a wholly owned subsidiary of Fuel Systems; and (3) the stockholders of IMPCO exchanged all of their shares of IMPCO for shares of Fuel Systems. Nasdaq began listing Fuel Systems’ common stock on the Nasdaq Global Market under a new trading symbol “FSYS” on August 25, 2006.

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

All outstanding warrants to purchase IMPCO common stock became warrants to purchase one whole share of Fuel Systems’ common stock for every two shares of IMPCO common stock subject to such warrant terms, with any fractional shares treated in accordance with the warrant terms. All outstanding options to purchase IMPCO common stock became options to purchase one whole share of Fuel Systems’ common stock for every two shares of IMPCO common stock subject to such option, with any fractional shares rounded-up to the nearest whole number. The exercise price of the warrants and options following the reorganization became equal to twice the exercise price of such option or warrant immediately prior to the reorganization. The post-reorganization consolidated financial statements of Fuel Systems presented herein are presented on the same basis as and can be compared to the consolidated financial statements reported in IMPCO’s prior quarterly and annual reports filed with the Securities and Exchange Commission, or SEC. All share numbers and per share amounts are stated for Fuel Systems and have given effect to the two-for-one exchange of IMPCO stock into Fuel Systems stock that was effected pursuant to the reorganization.

The reorganization transaction is described in detail in the proxy statement/prospectus on Form S-4 filed by Fuel Systems with the SEC on July 7, 2006 and declared effective that day. That filing also includes the full text of the certificate of incorporation of Fuel Systems.

Our periodic and current reports, and any amendments to those reports, are available, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC on our website: www.fuelsystemssolutions.com. The information on our website is not incorporated by reference into this report. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N E, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding us at http://www.sec.gov.

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

Markets

We are directly involved in two market segments: transportation and industrial, which include mobile and power generation equipment. These segments have seen growth in the use of clean-burning gaseous fuels due to the less harmful emissions effects of gaseous fuels and the cost advantage of gaseous fuels over gasoline and diesel fuels.

Transportation

According to the most recent statistics from the U.S. Department of Energy and NGV Communications Group, there are over 10 million propane, or LPG, vehicles and 7.5 million natural gas vehicles in use worldwide, either for personal mobility, fleet conveyance or public transportation. As the world’s vehicle population increases, most growth will occur in developing countries within Asia, North Africa and areas of the Middle East. These regions currently have the lowest ratio of vehicles per one thousand people and are slated to grow rapidly over the next ten years as economic improvements stimulate personal vehicle ownership. The Energy Information Administration of the U.S. Department of Energy, the World Bank, the Office of Economic and Community Development, the fifteen countries of the European Union and the Asian Development Bank suggest that interest in expanding the use of alternative fuel vehicles is mounting in many parts of the developed and developing world. In Europe, alternative fuel vehicles have rapidly penetrated the transportation market. The European Union’s four largest natural gas-consuming members, the United Kingdom, Germany, France and Italy, all have introduced incentives for gaseous-fueled vehicles. The European Union has established a target to replace 20% of their liquid fueled vehicles with gaseous fueled vehicles by 2020.

Asia is emerging as a significant growth market for alternative fuel vehicles. China, with a rapidly expanding transportation sector and is already the world’s fastest growing oil consumer, will continue to grow in importance on world energy markets as many forecasts suggest that strong economic growth will increase demand.

Industrial

Equipment such as forklifts, aerial platforms, sweepers, turf equipment, power generators and other mobile industrial equipment have long been workhorses of developed countries and are a significant portion of our global activities. With developed countries such as the United States, and the countries in Asia and Europe seeking a broader consensus on regulation of emission sources in an attempt to further reduce air pollution, many countries have legislated and we believe will continue to legislate, emission standards for this type of equipment.

With new emissions regulations being imposed, OEMs will require advanced technologies that permit the use of gaseous fuels in order to satisfy not only the regulation but also the customers’ requirements for durability, performance and reliability. We have developed and are currently supplying a series of advanced technology alternative fuel systems to the industrial OEM market under the brand name Spectrum®. We and our industrial brands focus on serving the market with fuel systems, services and emission certified engine packages.

The World Energy Outlook 2007 projects the global primary energy demand to grow well over 50% between 2005 and 2030 at an average annual rate of 1.8% per year. Even though the earth’s energy resources are adequate to meet this demand, the amount of investment that will be needed to exploit these resources will be higher than in the past. World Energy Outlook 2007 estimated that an investment of $22 trillion is needed through 2030. According to the World Energy Outlook 2007, world oil resources are judged to be sufficient to meet the projected growth in demand to 2030; however, a supply-side crunch involving an abrupt escalation in oil prices cannot be ruled out. Worldwide energy consumption of the industrial sector is expected to grow by 1.8% annually (compared to 1% annual expected growth in population) from 2004 to 2030, according to U.S. Department of Energy’s International Energy Outlook 2007. Natural gas remains a key fuel in the electric power and industrial sectors. Consumption of natural gas world wide is expected to rise from 100 trillion cubic feet in 2004 to 163 trillion cubic feet in 2030. Gaseous fuels such as propane and natural gas have significant reserves available worldwide that are less costly to refine compared to crude oil and have historically been less expensive than liquid fuels. According to the U.S. Geological Survey’s World Petroleum Assessment 2000, a significant volume of natural gas remains to be discovered. China and India, the world’s most heavily populated nations, are actively developing their infrastructure to facilitate natural gas consumption and imports.

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

Customers and Strategic Relationships

IMPCO’s customers include some of the world’s largest OEMs and engine manufacturers, and BRC’s customers include some of the world’s largest automotive OEMs.

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

In 2007 and 2006, no single customer represented more than 10% of our consolidated sales. In 2005, Nacco Materials Handling Group represented approximately 14.5% of our consolidated sales. No other customer represented more than 10% of our consolidated sales in 2005. During 2007, 2006, and 2005, sales to our top ten customers accounted for 39.7%, 36.5%, and 40.2% of our consolidated sales, respectively. If several of these key customers were to reduce their orders substantially, we would suffer a decline in sales and profits, and those declines could be substantial.

Products and Services

Our products include gaseous fuel regulators, fuel shut-off valves, fuel delivery systems, complete engine systems, and electronic controls for use in internal combustion engines for the transportation, industrial and power generation markets. In addition to these core products, which we manufacture, we also design, assemble and market ancillary components required for complete systems operation on alternative fuels.

All of our products are designed, tested and validated in accordance with our own internal requirements, as well as tested and certified with major regulatory and safety agencies throughout the world, including Underwriters Laboratories in North America and TÜV in Europe. The following table describes the features of our products:

Products	Features
Fuel Metering	• Designed to operate on propane, natural gas or digester gas fuels

• Electronic control overlays allow integration with modern emissions monitoring systems for full emissions compliance capability

• Designed for high resistance to poor fuel quality

Fuel Regulation	• Reduces pressure of gaseous and liquid fuels

• Vaporizes liquid fuels

• Handles a wide range of inlet pressures

Fuel Shut-Off	• Mechanically or electronically shuts off fuel supply to the regulator and engine

• Available for high-pressure vapor natural gas and low-pressure liquid propane

• Designs also incorporate standard fuel filtration to ensure system reliability

Electronics & Controls	• Provides closed loop fuel control, allowing integration with existing sensors to ensure low emissions

• Integrates gaseous fuel systems with existing engine management functions

Engine-Fuel Delivery Systems	• Turnkey kits for a variety of engine sizes and applications

• Customized applications interface based on customer requirements

Fuel Systems	• Complete vehicle and equipment systems for aftermarket and delayed OEM conversion

• Complete engine and vehicle management systems for heavy on-highway vehicles

• Complete engine and vehicle management systems for off-highway and industrial engines used for material handling, power generation and industrial applications

We have developed capabilities that we use to develop a broad range of products to satisfy our customers’ needs and applications. These capabilities/applications fall into the following categories:

Capabilities	Applications
Compressors	• Complete range of compressors for natural gas refueling applications and turnkey refueling stations

Design and Systems Integration	• Strong team of applications engineers for component, system and engine level exercises providing support to customers in the application of our gaseous fuel products

• Applications engineering services for whole vehicle/machine integration outside of our products

• Full three dimensional design modeling and component rapid prototyping services

Certification

•     Certification of component products and systems in line with the requirements of California Air Resources Board and Environmental Protection Agency for off-highway engines as well as European ECE-ONU certifications

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

Sales and Distribution

We sell products through a worldwide network encompassing 140 distributors and dealers in over 53 countries and through a sales force that develops sales with distributors, OEMs and large end-users. Our operations focus on OEM and aftermarket distributors in the transportation, industrial and power generation markets. Of these markets, we believe that the greatest potential for immediate growth is in the Europe, Asia Pacific and Middle East regions in the transportation OEM and aftermarket and in North America in the industrial OEM and aftermarket.

During the years 2007, 2006 and 2005, sales to distributors accounted for 61.3%, 63.6% and 62.2%, respectively, of our net revenue, and sales to OEM customers accounted for 38.7%, 36.4% and 37.8%, respectively, of our net revenue.

Distributors generally service the aftermarket business for the conversion of liquid fueled engines to gaseous fuels, and small-volume OEMs are generally specialized and privately owned enterprises. Many domestic distributors have been our customers for more than 30 years, and many of our export distributors have been our customers for more than 20 years.

Our IMPCO operations, consisting of our U.S. facility and foreign subsidiaries located in the Netherlands, Australia and Japan, as well as our BRC operations, consisting of our Italian facility and foreign subsidiaries in Argentina and Brazil, have sales, application, market development and technical service capabilities. Information regarding revenue, income and assets of each of our two business segments, IMPCO operations and BRC operations, and our revenue and assets by geographic area is included in Note 13 to the Consolidated Financial Statements.

Manufacturing

We manufacture and assemble a majority of our products at our facilities in Santa Ana, California, and Cherasco, Italy and to a lesser extent at some of our other international facilities. Current manufacturing operations consist primarily of mechanical assembly and light machining. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic and foreign automotive and electronics suppliers, die casters, stamping operations, specialized diaphragm manufacturers and machine shops. In 2007, 2006, and 2005, Power Solutions, Inc. accounted for approximately 10.4%, 11.8% and 17.1% of our purchases of raw materials and services, respectively.

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

Research and Development

Our research and development programs provide the technical capabilities that are required for the development of systems and products that support the use of gaseous fuels in internal combustion engines. Our research and development is focused on fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines. Our research and development expenditures were approximately $7.9 million, $8.1 million, and $8.2 million in 2007, 2006 and 2005, respectively.

Competition

Our key competitors in gaseous fuel delivery products, accessory components and engine conversions markets include Landi Group, Lovato Company, OMVL, S.r.L. and O.M.T. Tartarini, S.r.L. located in Europe; Aisan Industry Co. Ltd. and Nikki Company Ltd. in Japan; and TeleflexGFI in North America and Europe. These companies, together with us, account for a majority of the world market for alternative fuel products and services. In the future, we may face competition from traditional automotive component suppliers, such as the Bosch Group, Delphi Corporation, Siemens VDO Automotive AG and Visteon Corporation, and from motor vehicle OEMs that develop fuel systems internally. Industry participants compete on price, product performance and customer support.

Product Certification

We must obtain emission compliance certification from the Environmental Protection Agency to sell certain of our products in the United States, from the California Air Resources Board to sell certain products in California and meet European standards for emission regulations in the European market. Each car, truck or van sold in the market must be certified before it can be introduced into commerce, and its products must meet component, subsystem and system level durability, emission, refueling and various idle tests. We have also obtained international emissions compliance certification in Argentina, Australia, Brazil, Canada, Chile, Europe, Russia, Mexico and Thailand. We strive to meet stringent industry standards set by various regulatory bodies. Approvals enhance the acceptability of our products in the worldwide marketplace. Many foreign countries also accept these agency approvals as satisfying the “approval for sale” requirements in their markets.

Employees

As of February 29, 2008, we employed approximately 1,002 persons, excluding those employed by our unconsolidated affiliates in Brazil, Italy and Korea. Of these employees, 277 were employed in IMPCO operations, of which 75 are foreign employees, and 725 were employed in BRC operations. None of our employees are represented by a collective bargaining agreement. Italian employees employed by BRC are subject to national labor contracts. We consider our relations with our employees to be good.

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

Our IMPCO U.S. operations currently has substantial debt that we may be unable to service.

Our existing capital resources together with cash flows from operating activities are sufficient to fund our worldwide operations for the next 12 months. However, there are differences in the liquidity and cash flow needs of our two operating segments, BRC operations (“BRC”) and IMPCO operations (“IMPCO”). Our existing capital resources together with cash flows from operating activities are sufficient to fund BRC for the next 12 months. In addition, with respect to IMPCO, our existing capital resources together with cash flows from operating activities are sufficient to fund our international operations of IMPCO for the next 12 months. However, the U.S. operations of IMPCO, or IMPCO U.S., bears the majority of our corporate expenses and has significant debt service requirements under the intercompany MTM loan and the LaSalle senior credit facility.

As of December 31, 2007, IMPCO U.S. had aggregate outstanding indebtedness of $21.1 million, including debt obligations IMPCO U.S. owes to MTM of approximately $14.4 million under a loan agreement and additional unsecured short-term loans owed to MTM of $2.4 million, which have been eliminated in consolidation. On January 8, 2008, we borrowed an additional $0.2 million on an unsecured short-term loan from MTM. Our other subsidiaries, primarily BRC, have aggregate outstanding indebtedness of $14.1 million.

As of April 10, 2008, IMPCO U.S. owes $12.6 million under the loan agreement with MTM and is current on the principal and interest payments and also owes $2.6 million on the short-term loans with MTM which were due March 31, 2008. As of the date of this filing, these amounts have not yet been repaid. IMPCO U.S. is technically in default on the short-term loans, which are not secured or guaranteed. MTM’s Italian statutory auditor has advised us that they are not willing to permit extensions on the unsecured short-term loans. To date, MTM has not taken any action to force payment.

The MTM loan has significant debt service requirements, which include quarterly payments of $1.0 million during 2008 of which IMPCO U.S. paid the first quarter payment on April 10, 2008. If we are unable to obtain additional or replacement financing or draw dividends from our subsidiaries, we will not be able to pay the quarterly payments due under the MTM loan. If IMPCO U.S. were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM loan causing it to become due in full and/or pursue the personal guarantee by Mariano Costamagna (the Company’s Chief Executive Officer) and Pier Antonio Costamagna (Director of Mechanical Engineering of MTM), whom are referred to jointly as Founders of BRC. The Founders of BRC have jointly and severally guaranteed IMPCO’s performance under the MTM loan because of certain requirements arising under Italian law. In return for their guarantees, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO U.S. fails to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, they may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights in the net assets and operations in BRC. This would have a material adverse effect upon our earnings and our financial position. Total assets and net assets for BRC operations at December 31, 2007 were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenues and operating income for BRC was $138.8 million and $16.6 million, respectively.

IMPCO U.S. operations has historically depended on borrowings under our LaSalle senior credit facility to fund our liquidity and capital needs. Our IMPCO U.S. operation’s LaSalle senior credit facility has a maximum borrowing limit of $7.0 million, which was limited based on our eligible accounts receivable and our eligible inventory as of December 31, 2007 to approximately $4.8 million. Of that amount, $3.3 million was outstanding as of December 31, 2007, leaving approximately $1.5 million unused and available. On January 31, 2008, the maximum borrowing limit was reduced to $6.25 million and on March 18, 2008, the borrowing limit on inventory was reduced to the lesser of $1.25 million or 24% of our eligible inventory subject to a reduction by 1% each week. As of December 31, 2007, the outstanding principal amount under the credit facility was $3.3 million. As of March 31, 2008, the outstanding principal amount under the credit facility was $2.8 million. This credit facility expires on June 30, 2008. LaSalle has indicated its intent to not renew our credit facility in the long term, and they are not willing to extend the maturity of our credit facility in the short term beyond that date if we need additional time to transition our debt to a new lender. Without the debt service requirements of the MTM loan, based on IMPCO U.S.’s current liquidity and capital needs, IMPCO U.S. expects to be able to repay the amounts owing under the LaSalle senior credit facility when the obligation comes due and expects to be able to continue to fund its liquidity and capital needs using cash flows from operations. However, if IMPCO U.S. does not have sufficient cash flows from operations to repay the amounts owing under the LaSalle senior credit facility, LaSalle may foreclose on certain of our U.S. assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on us.

Our debt subjects us to numerous risks, including the following:

•

we will be required to use a substantial portion of our cash flow from operations to pay interest on our debt, thereby reducing cash available to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements;

•

our leverage may increase our vulnerability to general economic downturns and adverse competitive and industry conditions and may place us at a competitive disadvantage compared to our competitors who are less leveraged;

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

We have recently been in default under our LaSalle senior credit facility, and we cannot assure you that we will be able to avoid events of default or noncompliance in the future or obtain amendments to this facility, if needed.

We have had to seek a series of waivers of and amendments to our LaSalle senior credit facility since the beginning of 2007. Some of the waivers were necessary due to the delay in filing our annual reports on Form 10-K for fiscal years 2007 and 2006 and quarterly reports on Form 10-Q for the first two quarters of 2007 as a result of voluntary internal review of our historical stock option grants and accounting for certain costs associated with inventory of some of our foreign subsidiaries and the consequent restatement of some of our consolidated financial statements. However, we have also had to seek waivers of and amendments to specified financial ratios and specific financial tests required by LaSalle, such as the requirement that we generate specified amounts of pre-tax income.

If we are unable to secure any necessary future waivers, LaSalle could require us to repay the amounts owed under the credit agreement immediately. If we are unable to make a required repayment, LaSalle could foreclose on our assets and our business could be adversely impacted.

We cannot assure investors that LaSalle will continue to agree to grant further or continuing waivers in the future. In addition, waivers may be on terms that are different from and more onerous to us than the current terms of the senior credit facility. For example, in connection with granting us waivers in 2007, LaSalle has required that we make no payments to MTM under the loan between IMPCO and MTM. In order to avoid defaulting on the MTM loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments.

The terms of our debt may severely limit our ability to plan for or respond to changes in our business.

Our debt agreements contain a number of restrictive covenants that impose significant operating and financial restrictions on our operations. Among other things, these restrictions limit our ability to:

•	change our Chief Executive Officer;

•	incur liens or make negative pledges on our assets;

•	merge, consolidate or sell our assets;

•	incur additional debt;

•	pay dividends, redeem capital stock or prepay other debt;

•	make investments and acquisitions;

•	make capital expenditures; or

•	amend our debt instruments and certain other material agreements.

Mariano Costamagna and Pier Antonio Costamagna have guaranteed our performance under the MTM loan and, in connection with those guarantees, we have pledged our BRC equity interest and made certain other concessions to them.

Because of certain requirements arising under Italian law, Mariano Costamagna (our Chief Executive Officer) and Pier Antonio Costamagna (Director of Mechanical Engineering of MTM), whom we refer to jointly as Founders of BRC, have jointly and severally guaranteed IMPCO’s performance under the MTM loan. In order to secure their recourse in the event that guaranty is exercised and the Founders are required to make payments of the amounts due, we have pledged to the Founders our entire interest in BRC. If IMPCO fails to perform under the terms of the MTM loan and the Founders are required to fulfill their guarantees, the Founders may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If the Founders were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights in the net assets and operations of BRC. This would have a material adverse effect upon our earnings and our assets. Total assets and net assets for BRC operations at December 31, 2007 were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenues and operating income for BRC was $138.8 million and $16.6 million, respectively.

The terms of the MTM loan require IMPCO to repay MTM the principal according to the following schedule, with a $5.0 million “balloon payment” of accrued interest and unpaid principal due on December 31, 2009:

Quarters Ending	Quarterly Payment Amount	Payment Per Period
December 31, 2007 – payment deferred to March 31, 2008 and paid on April 10, 2008	$800,000	$800,000
March 31, 2008 – payment made on April 10, 2008	1,000,000	1,000,000
April 1, 2008 through December 31, 2008	1,000,000	3,000,000
January 1, 2009 through December 31, 2009	1,150,000	4,600,000
Balloon Payment due December 31, 2009		5,000,000

Total payments		$14,400,000

Recent amendments to the LaSalle senior credit facility have prevented us from making some payments under the MTM loan since April 2007. In order to avoid defaulting on the MTM loan by our failure to make the required payments, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments under the MTM loan. As a result, we are able to technically meet our obligations under the MTM loan and we have been able to avoid a default under that loan, but we have not reduced our overall debt obligations. As of January 8, 2008, we owe MTM an additional $2.6 million in short term loans in addition to the amounts shown in the payment schedule above. These amounts were due March 31, 2008 and as of the date of this filing had not yet been repaid. IMPCO U.S. is technically in default on the short-term loans, which are not secured or guaranteed. MTM’s Italian statutory auditor has advised us that they are not willing to permit extensions on the unsecured short-term loans. To date, MTM has not taken any action to force payment.

MTM’s Italian statutory auditor has advised us that they may be unwilling to permit further extensions on the MTM loan and may seek to pursue all legal remedies available to it under Italian law as a fiduciary of MTM and MTM’s stakeholders, including acceleration of the MTM loan causing it to become due in full and/or pursuit of the Founders of BRC’s personal guarantee of such loan. As discussed above, we provided the Founders of BRC with a pledge of the stock of BRC in exchange for their personal guarantee of the MTM loan. In the event the founders of BRC are required to pay any amounts owing on their personal guarantee of the MTM loan, the Founders of BRC may seek to exercise their remedies under the BRC stock pledge, including the requirement for us to reimburse them for their payments as guarantors or the pursuit of ownership of a portion of or all of BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights in the net assets and operations of BRC. This would have a material adverse effect upon our earnings and our financial position.

Recent internal reviews of our historical stock option granting practices and accounting practices at certain of our foreign subsidiaries, the resulting restatements of certain of our historical consolidated financial statements, investigations by the SEC and related events have had, and will continue to have, an adverse effect on us.

On March 18, 2008, Fuel Systems announced that we have incorrectly accounted for certain costs associated with inventory at some of our foreign subsidiaries and will need to restate our historical consolidated financial statements. As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 2 to the Consolidated Financial Statements in this Form 10-K, we have restated our previously filed 2005 and 2006 historical consolidated financial statements in this Form 10-K.

In addition, on March 19, 2007, Fuel Systems announced that a Special Committee of its Board of Directors, with the assistance of independent legal counsel, was conducting a review of our stock option practices covering the period from 1996 to 2006. As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 2 to the Consolidated Financial Statements in the December 31, 2006 Form 10–K, the Special Committee reached a conclusion that incorrect measurement dates were used for financial accounting purposes for stock option grants in certain prior periods. As a result, we have recorded additional non-cash stock-based compensation expense, and related tax effects, related to certain stock option grants, and we have restated certain previously filed consolidated financial statements included in the December 31, 2006 Form 10–K.

Both of these internal reviews, the resulting restatements of our consolidated financial statements and related activities have resulted in substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from the day-to-day business and could in the future harm our business, financial condition, results of operations and cash flows.

Furthermore, while we believe that we have made appropriate judgments in determining the correct revised measurement dates for our historical stock option grants and have appropriately corrected other option accounting errors that have been identified, the SEC may disagree with the manner in which we have accounted for and reported the financial impact. Accordingly, there is a risk we may have to further restate prior consolidated financial statements, amend prior filings with the SEC or take other actions not currently contemplated.

In addition, our internal reviews and restatements of our prior consolidated financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We are unable to predict what action, if any, the SEC or other regulatory bodies may pursue or what consequences such an action may have on us. We are also unable to predict the likelihood of or potential outcomes from litigation, other regulatory proceedings or government enforcement actions, if any, relating to our past stock option practices and the need to restate our historical consolidated financial statements. The resolution of these matters could be time-consuming and expensive, further distract management from other business concerns and harm our business. Furthermore, if we were subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business and financial condition.

We cannot guarantee that we will be able to meet the appropriate deadlines or extended deadlines for our SEC filings in the future which results in our inability to use “short form” registration statements.

We filed our annual SEC reports late in each of the last five years. We have also filed several of our quarterly reports late during this period. While we have ultimately filed some of those reports under extended deadlines, others we have not. Our Form 10-K for the year ended December 31, 2007 was delayed due to a restatement of prior period consolidated financial statements for certain adjustments to inventory at some of our foreign subsidiaries as described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 2 to the Consolidated Financial Statements in this Form 10-K. Our Form 10-K for the year ended December 31, 2006 and our Forms 10-Q for the periods ended March 31, 2007 and June 30, 2007 were significantly delayed due to our voluntary review of historical stock option grants. We cannot guarantee that we will be able to meet the appropriate deadlines or extended deadlines for our SEC filings in the future. As a result of our late filings, we are currently unable to file “short form” registration statements if we were to issue additional securities to the public, thereby increasing the cost of any securities issuances that we might consider. Furthermore, additional delays in our filings could jeopardize our common stock’s listing status on the Nasdaq Stock Market.

If we do not comply with the requirements of the Nasdaq Stock Market, our common stock may be delisted from the Nasdaq Stock Market.

We have received letters from the staff of the Nasdaq Stock Market stating that, as a result of the delayed filing of this Form 10-K, we are subject to delisting from the Nasdaq Stock Market. To date, Nasdaq has granted an exception to the listing requirement, pending further review. With the filing of this report, we believe that we have remedied our non-compliance with Marketplace Rule 4310(c)(14). However, there can be no assurance that the Listing Council will decide to allow our common stock to remain listed on Nasdaq Stock Market. In addition, if the SEC disagrees with the manner in which we have restated our 2005 consolidated financial statements, we could experience further delays in filing subsequent SEC reports that could result in delisting of our common stock from the Nasdaq Stock Market.

If our common stock is delisted from the Nasdaq Stock Market, it would subsequently trade on the Pink Sheets, which may reduce the price of the our common stock and the liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets would materially adversely affect our access to the capital markets, and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to the company or at all.

We have a history of significant cash outflows that may limit our ability to grow and may materially and adversely impact our prospective revenue and liquidity.

We have experienced net cash outflows. At December 31, 2007, our cash and cash equivalents totaled approximately $26.8 million and our working capital was $70.6 million. At December 31, 2006, our cash and cash equivalents totaled approximately $11.5 million and our working capital was $57.1 million. We have experienced significant cash outflows as a result of building inventory levels to reduce lead time and costs incurred in connection with the voluntary historical stock option investigation and restatement. Based upon our eligible accounts receivable and our eligible inventory as of December 31, 2007, our funds available for borrowing under our senior secured credit facility were approximately $4.8 million, of which approximately $3.3 million was outstanding, leaving approximately $1.5 million unused and available. As of December 31, 2007, we had total stockholders’ equity of $135.1 million and an accumulated deficit of $102.7 million. If adequate funds are no longer available or are no longer available on acceptable terms, our ability to grow may be limited, which may have a material and adverse effect on our results of operations and liquidity.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies in general and our company in particular have a history of depending upon and using broad based employee stock option programs to hire, to motivate and to retain employees in a competitive marketplace. Prior to the restatement of our consolidated financial statements included in the December 31, 2006 Form 10-K resulting from our voluntary review of our historical stock option grant practices, we had not previously recognized compensation expense for stock options issued to employees or directors, except in limited cases involving modifications of stock options. We instead disclosed in the notes to our consolidated financial statements information about what such charges would be if they were expensed. The Financial Accounting Standards Board, or FASB, adopted a new accounting standard that required us to record equity-based compensation expense for stock options and employee stock purchase plan rights granted to employees based on the fair value of the equity instrument at the time of grant. We recorded these expenses beginning with our first quarter of 2006, as required, and recorded approximately $0.4 million and $1.7 million in compensation expense for the years ended December 31, 2007 and 2006, respectively. The change in accounting rules increases reported net loss or, when we are profitable, decreases reported earnings. This may negatively impact our future stock price. In addition, this change in accounting rules could impact the likelihood of our using broad based employee stock option plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace. However, we have not issued any stock options to employees since 2004 and, in 2006, our board of directors adopted a new bonus incentive plan that authorizes cash and restricted stock awards to employees, but does not authorize stock option awards.

We are dependent on certain key customers, and the loss of one or more customers could have a material adverse effect on our business.

A substantial portion of our business results from sales to key customers. In the years ended December 31, 2007 and 2006, no one customer exceeded 10% of our consolidated sales. Sales to our top ten customers during the years ended December 31, 2007 and 2006 accounted for approximately 39.7% and 36.5% of our consolidated sales, respectively. If several of these key customers were to reduce their orders substantially, we would suffer a decline in revenue and profits, and those declines could be material and adverse.

We depend on a limited number of third-party suppliers for key materials and components for our products.

We have established relationships with third party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products or would significantly increase our production costs, either of which would negatively impact our results of operations and business. In addition, we rely on a limited number of suppliers for certain proprietary die cast parts, electronics, software, catalysts as well as engines for use in our end products. In the year ended December 31, 2007, Power Solutions, Inc. supplied approximately 10.4%, of our purchase of raw materials and services, as compared to 11.8% in 2006. Approximately 36.9% and 38.2% of our purchases of raw materials and services during the years ended December 31, 2007 and 2006, respectively, were supplied by ten entities. We could incur significant costs in the event that we are forced to utilize alternative suppliers.

Mariano Costamagna’s employment agreement and the terms of the MTM loan may limit our board of directors’ ability to effect changes in our senior management.

Mariano Costamagna, BRC’s co-founder, our director, Chief Executive Officer and President, has entered into an employment agreement that is effective until May 31, 2009. Mariano Costamagna’s employment agreement provides for an initial base salary of $360,000 annually, as well as bonuses, benefits and expenses. If, during the term of his employment, we terminate Mr. Costamagna’s employment other than for “cause,” or if Mr. Costamagna resigns for “good reason,” we must pay Mr. Costamagna a severance payment equal to $5.0 million (subject to certain limited reductions if Mr. Costamagna sells more than 20% of the stock he has received in connection with our acquisition of BRC). The required severance payment may limit our board of directors’ ability to decide whether to retain or to replace Mr. Costamagna or to reallocate management responsibilities among our senior executives, a fact that may, in certain circumstances, have an adverse effect on our business, operations and financial condition. Moreover, the loan to us from MTM can be accelerated in the event that Mr. Costamagna’s employment is terminated for any reason (with limited exceptions for termination upon Mr. Costamagna’s death) or if we otherwise materially breach his employment agreement.

Unionized labor disputes at original equipment manufacturer facilities can negatively affect our product sales.

As we become more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. For 2007 and 2006, direct OEM product sales accounted for 38.7% and 36.4% of IMPCO’s revenue, respectively. Labor unions represent most of the labor forces at OEM facilities. In the past, labor disputes have occurred at OEM facilities, which have adversely impacted our direct OEM product sales. Such labor disputes are likely to occur in the future and, if they do occur, will negatively impact our sales and profitability.

We face risks associated with marketing, distributing, and servicing our products internationally.

In addition our operations in the United States, we currently operate in Italy, Australia, the Netherlands, Japan, Brazil and Argentina, and market our products and technologies in other international markets, including both industrialized and developing countries. During 2007 and 2006, approximately 23% and 22% of our revenue, respectively, was derived from sales to customers located within the United States and Canada, and the remaining 77% and 78%, respectively, was derived from sales in Asia, Europe, Latin America and Middle East where economics and fuel availability make our products more competitive. Additionally, approximately 80% of our employees and 73% of our approximately 140 distributors and dealers worldwide are located outside the United States. Our combined international operations are subject to various risks common to international activities, such as the following:

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

•	exposure to currency fluctuations;

•	potential difficulties in enforcing contractual obligations and intellectual property rights;

•	complying with a wide variety of laws and regulations, including product certification, environmental, and import and export laws;

•	the challenges of operating in disparate geographies and cultures;

•	political and economic instability; and

•	restrictions on our ability to repatriate dividends from our subsidiaries.

Some of our foreign subsidiaries have done and may continue to do business in countries subject to U.S. sanctions and embargoes, including Iran, and we have limited managerial oversight over those activities.

From time to time, some of our foreign subsidiaries sell fuel delivery systems, related parts and accessories to customers in Iran, a country that is currently subject to sanctions and embargoes imposed by the U.S. government and the United Nations and a country identified by the U.S. government as a terrorist-sponsoring state. Although these sanctions and embargoes do not prohibit our foreign subsidiaries from selling products and providing services in Iran, they do prohibit Fuel Systems and our domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, from participating in, approving or otherwise facilitating any aspect of the business activities in that country.

The constraints on our ability to have U.S. persons, including our senior management, provide managerial oversight and supervision over sales in Iran may negatively affect the financial or operating performance of such business activities. We have procedures in place to conduct these operations in compliance with applicable U.S. laws. However, failure to comply with U.S. laws in our foreign operations could result in material fines and penalties, damage to our reputation and a reduction in the value of our shares of common stock. In addition, our foreign subsidiaries’ activities in Iran could reduce demand for our stock among certain of our investors.

Adverse currency fluctuations may hinder our ability to economically procure key materials and services from overseas vendors and suppliers, may affect the value of our debt, and may affect our profit margins.

Because of our significant operations outside of the United States, we engage in business relationships and transactions that involve many different currencies. Exchange rates between the U.S. dollar and the local currencies in these foreign locations where we do business can vary unpredictably. These variations may have an effect on the prices we pay for key materials and services from overseas vendors in our functional currencies under agreements that are priced in local currencies. If exchange rates with local currencies decline, our effective costs for such materials and services would increase, adversely affecting our profitability. Operating cash balances held at non-U.S. banks (which were 96.2% of our consolidated cash and cash equivalents at December 31, 2007) are not federally insured and therefore may pose a risk of loss to us.

Our financial results are significantly influenced by fluctuations in foreign exchange rates.

Fluctuations in foreign exchange rates can impact our financial results and cause net income and earnings per share to decline dramatically. We may be unable to effectively hedge our exposure to this risk or significantly reduce our foreign exchange risk. For example, in connection with MTM’s five-year $22.0 million loan agreement with IMPCO that is denominated in U.S. dollars, BRC recorded $1.6 million and $1.9 million in unrealized losses as a result of changes in foreign exchange rates between the U.S. dollar and the euro during 2007 and 2006, respectively. Fluctuations in foreign exchange rates in the future could impact the financial results and cause net income and earnings per share to decline dramatically. We may be unable to effectively hedge our exposure to this risk or significantly reduce our foreign exchange risk. BRC entered into a three-year foreign exchange forward contract on January 5, 2005 for the purpose of hedging the quarterly payments being made by IMPCO to BRC under the MTM loan leaving $13.6 million unhedged. However, we determined that the foreign exchange forward contract did not qualify for hedge accounting treatment. We recognize the gains and losses in fair value of these agreements from fluctuations between the euro and U.S. dollar in other income (loss) in our consolidated statements of operations. In 2007 and 2006, BRC recognized approximately $0.1 million and $0.6 million income, respectively, as adjustments to the fair value of the foreign exchange forward contract.

We derive income from unconsolidated foreign companies that we do not control. We may never realize any value from our investment in our unconsolidated foreign subsidiary WMTM Equipamento de Gases Ltd, and WMTM may be unable to pay on amounts owed to our consolidated subsidiary MTM for the purchase of components or its loan owing to us.

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

WMTM’s losses over the period of our investment have exceeded the amount of our investment in WMTM. In addition, our consolidated subsidiary MTM sells components to WMTM. During 2007 and the fourth quarter of 2006, we accounted for sales to WMTM on the cash basis; inventory was recorded on a consignment basis and revenue attributed to sales to WMTM was deferred until receipt of payment. As of December 31, 2007, the amount recorded as consigned inventory was $3.0 million and the amounts billed to WMTM but not yet collected totaled $3.6 million. Moreover, we extended the maturity date on our loan to WMTM ($4.4 million at December 31, 2007 of which we have impaired by $1.0 million) from January 31, 2007 to January 31, 2010. As of December 31, 2007, amounts due to us by WMTM aggregated to $8.0 million, of which $2.6 million is past due. We may never realize any value from our investment in WMTM, and WMTM may be unable to pay amounts owed to MTM for the purchase of components or its loan owing to us.

We are highly dependent on certain key personnel.

We are highly dependent on the services of Mariano Costamagna, our Chief Executive Officer, Roberto Olivo, General Manager of IMPCO, and Marco Seimandi, BRC’s Marketing Director. These three executives are extensively involved in, or directly or indirectly oversee, virtually every aspect of our day-to-day operations. Were we to lose the services of any of these executives, we would face a significant risk of declining revenue and/or operating income. Moreover, the loan to IMPCO from MTM can be accelerated in the event that Mariano Costamagna is terminated by us for any reason, with certain limitations for termination occasioned by his death or if we materially breach his employment agreement.

We have identified material weaknesses in our internal controls over financial reporting that could cause investors to lose confidence in the reliability of our consolidated financial statements and result in a decrease in the value of our securities.

Our management has identified material weaknesses in our internal control over financial reporting as of December 31, 2007 arising from a combination of internal control deficiencies with respect to BRC as discussed in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A. In addition, due to the identification of material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007 our disclosure controls and procedures were not effective.

Specifically, our management has identified the following material weaknesses:

•

Our 2006 annual report on Form 10-K identified a material weakness that we did not maintain effective internal control over the financial close process at BRC, our Italian subsidiary, and BRC did not have an adequate number of accounting personnel with sufficient technical expertise in U.S. GAAP. This material weakness related to lack of sufficient technical expertise in U.S. GAAP continues to exist as of December 31, 2007 at BRC and as a result, BRC does not have effective internal control over the financial close process. In 2007, management identified errors related to inventory valuations at BRC as well as at our subsidiaries in the Netherlands and Australia, which resulted in the restatement of our consolidated financial statements. Consequently, we have determined that the control deficiency related to lack of sufficient technical expertise in U.S. GAAP represents a material weakness in controls at our non-U.S. subsidiaries.

•

We did not maintain effective IT controls at BRC, including system change management, segregation of duties and backup retention policies. We have determined that these control deficiencies, in the aggregate, represent a material weakness.

We will continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations, and there could be a material adverse effect on the price of our securities.

Moreover, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Through the year ended December 31, 2007, we expended significant resources in connection with the Section 404 process. In future periods, we will likely continue to expend substantial amounts in connection with the Section 404 process and with ongoing evaluation of, and improvements and enhancements to, our internal control over financial reporting. These expenditures may make it difficult for us to control or reduce the growth of our general and administrative and other expenses, which could adversely affect our results of operations and the price of our securities.

Our business is directly and significantly affected by regulations relating to reducing vehicle emissions. If current regulations are repealed or if the implementation of current regulations is suspended or delayed, our revenue may decrease.

If regulations relating to vehicle emissions are amended in a manner that may allow for more lenient standards, or if the implementation of such currently existing standards is delayed or suspended, the demand for our products and services could diminish, and our revenue could decrease. In addition, demand for our products and services may be adversely affected by the perception that emission regulations will be suspended or delayed. In addition, we rely on emissions regulations, the adoption of which is out of our control, to stimulate our growth.

We are subject to governmental certification requirements and other regulations, and future more stringent regulations may impair our ability to market our products.

We must obtain product certification from governmental agencies, such as the EPA and the California Air Resources Board, to sell certain of our products in the United States and must obtain other product certification requirements in Italy and other countries. A significant portion of our future sales will depend upon sales of fuel management products that are certified to meet existing and future air quality and energy standards. We cannot assure you that our products will continue to meet these standards. The failure to comply with these certification requirements could result in the recall of our products or civil or criminal penalties.

Any new government regulation that affects our alternative fuel technologies, whether at the foreign, federal, state, or local level, including any regulations relating to installation and service of these systems, may increase our costs and the price of our systems. As a result, these regulations may have a negative impact on our revenue and profitability and thereby harm our business, prospects, results of operations or financial condition.

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

In some jurisdictions, such as the United States, Italy and Australia, governments provide tax benefits for clean-air vehicles, including tax credits, rebates and reductions in applicable tax rates. In certain of our markets, these benefits extend to vehicles powered by our systems. From time to time, governments change tax policies in ways that create benefits such as those for our customers. Reductions or eliminations in these benefits may adversely affect our revenue.

The potential growth of the alternative fuel products market will have a significant impact on our business.

Our future success depends on the continued global expansion of the gaseous fuel industry. Many countries currently have limited or no infrastructure to deliver natural gas and propane. Major growth of the international markets for gaseous fuel vehicles is significantly dependent on international politics, governmental policies and restrictions related to business management. In the United States, alternative fuels such as natural gas currently cannot be readily obtained by consumers for motor vehicle use, and only a small percentage of motor vehicles manufactured for the United States are equipped to use alternative fuels. Users of gaseous fuel vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products. We do not expect this trend to improve in the United States in the foreseeable future. Our ability to attract customers and sell products successfully in the alternative fuel industry also depends significantly on the current price differential between liquid fuels and gaseous fuels. We cannot assure you that the global market for gaseous fuel engines will expand broadly or, if it does, that it will result in increased sales of our fuel system products. In addition, we have designed many of our products for gaseous fuel vehicles powered by internal combustion engines, but not for other power sources, such as electricity or alternate forms of power. If there is major growth in the market relating to those power sources, our revenue may not increase and may decline.

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

New developments in technology may negatively affect the development or sale of some or all of our products or make our products obsolete. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to increasingly stringent emission standards and performance requirements, and achieve market acceptance in a timely manner could negatively impact our competitive position. New product development or modification is costly, involves significant research, development, time and expense and may not necessarily result in the successful commercialization of any new products.

We have a significant amount of intangible assets that may become impaired, which could impact our results of operations.

Approximately $13.1 million or 5.3% of our total assets at December 31, 2007 were net intangible assets, including technology, customer relationships, trade name, and approximately $46.5 million or 18.8% of our total assets at December 31, 2007 were goodwill that relates to our acquisitions, primarily from BRC. We amortize the intangible assets, with the exception of goodwill, based on our estimate of their remaining useful lives and their values at the time of acquisition. We are required to test goodwill for impairment at least on an annual basis, or earlier if we determine it may be impaired due to change in circumstances. We are required to test the other intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the intangible assets may not be recoverable. If impairment exists in any of these assets, we are required to write-down the asset to its estimated recoverable value as of the measurement date. Such impairment write-downs may significantly impact our results of operations.

Future sales of our common stock could adversely affect our stock price.

Substantial sales of our common stock, including shares issued upon exercise of our outstanding options and warrants, in the public market or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity. As of December 31, 2007, we had 15,499,115 shares of common stock outstanding, excluding 13,683 shares issued but held by us as treasury stock. Except for the 3,450,659 shares held by Mariano Costamagna and his family members and affiliates, which are subject to the “volume”, “manner of sale” and other selling restrictions of Rule 144, all of these shares are currently freely tradable.

As of December 31, 2007 up to 90,352 shares of our common stock were issuable upon exercise of warrants outstanding as of that date. Furthermore, as of December 31, 2007, up to 264,726 shares were issuable upon the exercise of options, of which 235,600 were vested and exercisable. Subject to applicable vesting and registration requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options and warrants that have exercise prices less than the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price of our common stock or our ability to raise capital by offering equity securities.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

From January 1, 2007 through December 31, 2007, our stock price has fluctuated from a low of $12.60 to a high of $25.11. During 2006, our stock price fluctuated from a low of $9.96 to a high of $24.98. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

Our business is subject to seasonal influences.

Operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year. Many of the factors that impact our operating results are beyond our control and difficult to predict. They include seasonal work patterns due to vacations and holidays, particularly in our European manufacturing facilities, and fluctuations in demand for the end-user products in which our products are placed.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Facilities

Our executive offices and our gaseous fuel products division are located in Santa Ana, California. We currently lease additional manufacturing, research and development and general office facilities, under leases expiring between 2008 and 2018, in the following locations set forth below:

Location	Principal Uses	Square Footage
IMPCO Operations:
Santa Ana, California	Corporate offices; manufacturing; design, development and testing	108,000
Sterling Heights, Michigan	Sales, marketing application, development and assembly	78,000
Delfgauw, Holland	Sales, marketing application, development and assembly	20,000
Melbourne, Australia	Sales, marketing application, development and assembly	20,300
Sydney, Australia	Sales, marketing and assembly	6,600
Fukuoka, Japan	Sales, marketing and assembly	4,000

BRC Operations:
Cherasco, Italy (2)	Sales, marketing application, development and assembly	419,000
Collesalvetti, Italy (3)	Assembly	38,000
Cesena, Italy	Sales, marketing application, development and assembly	25,000

Total (1)		718,900

(1)	Properties leased by our unconsolidated affiliates, MTE SrL., WMTM Equipamento de Gases Ltd., and Jehin Engineering Ltd., are excluded from the above table.
(2)	Includes an additional 43,000 square feet for a lease we entered into in January 2008.
(3)	We entered into lease in March 2008.

We also lease nominal amounts of office space in Argentina and France. We believe our facilities are presently adequate for our current core product manufacturing operations and OEM development programs and production.

Relocation of North American Headquarters and Production Facility

On September 6, 2005, we signed an agreement to sublease a 108,000 square foot building, including 20,000 square feet of office space, located in Santa Ana, California, for a term of 13 years beginning September 1, 2005. We relocated our combined corporate headquarters and IMPCO U.S. business operations from our location in Cerritos, California to the Santa Ana facility in April 2006. The new location has sufficient space to enable us to modernize and consolidate most of our North American production and component engineering facilities and become more efficient; it also improves our professional image as a technology company. We installed new state-of-the-art production lines, machining and test equipment in the Santa Ana facility. As a global leader in the alternative fuels marketplace, our strategy is to use the improved efficiencies, capabilities and capacity to position us to better serve our markets and to take advantage of new products and new markets.

The annual rent for the Santa Ana facility is $0.7 million, which is set to increase 3% every year pursuant to the terms of the agreement. The terms of the agreement also include rent abatement for the first three months, subject to certain conditions.

In connection with the relocation, we recorded approximately $0.9 million in expenses in the year ended December 31, 2005, consisting of approximately $0.1 million in accelerated amortization expense for leasehold improvements and furniture and fixtures, approximately $0.3 million for incremental rent expenses prior to the planned exit of the Cerritos facility in early 2006, $0.2 million for relocation and set-up costs and approximately $0.3 million for the fair value of the remaining lease obligation reduced by estimated sublease rentals for the Cerritos facility, which extends until 2009.

During 2006, the Company incurred $0.2 million for incremental rent expense for the Santa Ana facility prior to the exit of the Cerritos facility in April 2006 and revised the estimated cost for the sublease of the Cerritos facility resulting in an additional expense of approximately $0.2 million. During the year ended December 31, 2006, the Company incurred approximately $1.9 million in cash outflows, of which approximately $1.7 million related to leasehold improvements in the new facility. During 2007, the Company incurred $0.5 million for restoration cost to its former location in Cerritos and revised the estimated cost for the restoration resulting in an additional expense of approximately $0.6 million. During 2007, the Company also revised its sublease revenue assumption resulting in an additional expense of approximately $0.5 million. The remaining lease obligation is included in accrued expenses at December 31, 2007 and 2006.

Closure and Liquidation of Operations in Mexico

In the fourth quarter of 2005, we decided to liquidate our Mexico joint venture IBMexicano and agreed with our 50% joint venture partner to wind-down that business. We continue to sell in the Mexico market through independent distributors. As a result, in 2005 we recorded an impairment charge of approximately $0.9 million as a write-off our investment in IBMexicano. The closure was substantially complete by June 2006. Cash proceeds, or net realizable value, from this closure will be used to settle related party receivables, of which approximately $40,000 remained on our consolidated balance sheet at December 31, 2007.

During 2005 and 2006, we proceeded on the plan to close our wholly owned Mexico subsidiary, IMPCO Mexicano. As a result, during 2005 we recorded approximately $1.3 million in additional inventory reserves and allowance for doubtful trade and related party receivables.

Item 3.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us. MTM is a defendant in a lawsuit brought by ICOM, S.r.L., filed in the local court at Milan, Italy. That lawsuit initially sought injunctive relief and damages for infringement of ICOM’s alleged exclusive rights to sell ring-style gaseous fuel tanks in Italy. The trial court initially denied the plaintiff’s motion for injunctive relief and subsequently denied the plaintiff’s damages claims. The case remains on appeal and the final hearing was held on March 4, 2008; each party is required to submit their written documents by June 2008, and the court will render their decision by approximately September 2008. We believe the plaintiff’s claims are without merit and that the court will most likely uphold the original trial court’s decision.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of Fuel Systems Solutions, Inc. was held on December 21, 2007. There were 15,504,560 shares of the Company’s common stock issued, outstanding and entitled to vote on November 20, 2007, the record date. There were two proposals voted on at this meeting, and they received the number of votes set forth below, such votes being sufficient to pass all of the proposals.

PROPOSAL 1—ELECTION OF DIRECTORS

Director Nominee	Votes For	Votes Against or Withheld
Marco Di Toro	9,388,720	4,069,330
Aldo Zanvercelli	9,306,589	153,890

PROPOSAL 2—THE RATIFICATION OF THE APPOINTMENT OF BDO SEIDMAN, LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR FISCAL 2007 AND 2008

Votes For	Votes Against	Abstentions
13,405,292	48,416	4,342

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Stock Market under the symbol “FSYS.” As of December 31, 2007, there were approximately 220 holders of record of our common stock. The high and low per share prices of our common stock as reported on the Nasdaq Stock Market were as follows:

	High	Low
Year Ended December 31, 2007
First Quarter	$25.11	$16.49
Second Quarter	$19.73	$14.95
Third Quarter	$22.38	$16.12
Fourth Quarter	$21.00	$12.60
Year Ended December 31, 2006
First Quarter	$13.70	$9.96
Second Quarter	$24.98	$12.04
Third Quarter	$22.42	$11.08
Fourth Quarter	$23.11	$11.68

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

Deferred Compensation Plan

The following table sets forth repurchases of our common stock in the open market during the fourth quarter of 2007 in order to provide for our obligations under Fuel Systems’ Deferred Compensation Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
October 1 to 31, 2007	447	$18.80	n/a	n/a

Total	447	$18.80	n/a	n/a

Item 6.	Selected Financial Data.

Please see the Explanatory Note to this annual report on Form 10–K and Note 2 of the Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements as of and for the year ended December 31, 2005 and the restatement of our consolidated balance sheet as of the year ended December 31, 2006 to properly reflect changes due to the effects of the 2005 restatement. We have not amended our previously filed annual reports on Form 10–K or quarterly reports on Form 10–Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report on Form 10–K, and the consolidated financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

The following selected financial information for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, is derived from our audited and unaudited consolidated financial statements. The financial data below for the years ended December 31, 2007, 2006 and 2005 should be read in conjunction with the audited consolidated financial statements, related notes and other financial information included herein.

	Years Ended December 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003
		(balance sheet data as restated for 2005 restatement)	(as restated)		(unaudited)
Statements of Operations:
Revenue	$265,331	$220,816	$174,539	$118,292	$74,740
Cost of revenue	201,200	166,663	133,717	93,534	54,294

Gross profit	64,131	54,153	40,822	24,758	20,446
Operating expenses
Research and development expense	7,946	8,056	8,155	4,719	3,904
Selling, general and administrative expense	36,657	25,920	26,510	20,005	18,507
Amortization of intangible assets	249	142	101	—	—
Impairment loss of goodwill	—	—	—	2,833	—
Acquired in-process technology	—	—	99	—	—

Total operating expenses	44,852	34,118	34,865	27,557	22,411

Operating income (loss)	19,279	20,035	5,957	(2,799)	(1,965)
Loss on extinguishment of debt	—	—	—	(6,752)	—
Other expense and interest, net	(2,811)	(2,576)	(230)	(5,509)	(4,039)

Income (loss) before tax and cumulative effect of a change in accounting principle	16,468	17,459	5,727	(15,060)	(6,004)
Equity share in earnings (losses) of unconsolidated affiliates	416	685	1,327	1,157	(1,107)
Impairment loss in unconsolidated affiliates	—	(271)	(1,045)	(214)	—
Income tax expense	(9,159)	(9,293)	(14,438)	(2,325)	(668)
Minority interests in earnings of consolidated subsidiaries, net	(1,842)	(1,668)	(1,103)	(1,176)	(605)

Income (loss), net of tax, before cumulative effect of a change in accounting principle (1)	5,883	6,912	(9,532)	(17,618)	(8,384)
Cumulative effect of a change in accounting principle, net of tax	—	—	(117)	—	—

Net income (loss)	$5,883	$6,912	$(9,649)	$(17,618)	$(8,384)

Net income (loss) per share (2):
Basic:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.38	$0.46	$(0.71)	$(1.89)	$(1.01)
Per share effect of the cumulative effect of a change in accounting principle	$—	$—	$(0.01)	$—	$—

Net income (loss)	$0.38	$0.46	$(0.72)	$(1.89)	$(1.01)

Diluted:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.38	$0.46	$(0.71)	$(1.89)	$(1.01)
Per share effect of the cumulative effect of a change in accounting principle	$—	$—	$(0.01)	$—	$—

Net income (loss)	$0.38	$0.46	$(0.72)	$(1.89)	$(1.01)

Balance Sheet Data:
Total current assets	$155,110	$120,973	$106,883	$43,255	$43,541
Total assets	247,370	199,033	176,323	97,729	100,548
Total current liabilities	84,544	63,867	65,817	30,995	25,105
Long-term obligations	27,773	23,663	23,455	24,774	22,017
Stockholders’ equity	135,053	111,503	87,051	41,960	53,426

(1)	Includes in the years ended December 31, 2007, 2006, 2005, 2004 and 2003, $1.8 million, $0.2 million, $2.6 million, $8.4 million, $2.8 million, respectively, additions to valuation allowance to establish a reserve for the deferred tax assets that are unlikely to be realized in the next three years (see Note 6 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).
(2)	See Note 10 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to determine the number of shares used to compute net loss per share.

The following tables reconcile selected historical consolidated financial data for the Company from the previously reported results to the restated results for the year ended December 31, 2005 and the impact of this restatement on the consolidated balance sheets as of December 31, 2006 and 2005. All dollar amounts are in thousands, except per share amounts.

	Year Ended December 31, 2005
(in thousands, except per share data)	As Previously Reported in 2006 Form 10-K	Adjustments		As Restated
Statement of Operations:
Revenue	$174,539	$—		$174,539
Cost of revenue	134,357	(640	)(a)	133,717

Gross profit	40,182	640		40,822
Operating expenses
Research and development expense	8,155	—		8,155
Selling, general and administrative expense	26,510	—		26,510
Amortization of intangible assets	101	—		101
Acquired in-process technology	99	—		99

Total operating expenses	34,865	—		34,865

Operating income	5,317	640		5,957
Other expense and interest, net	(230)	—		(230)

Income from operations before income taxes, equity share in earnings of unconsolidated affiliates and minority interests	5,087	640		5,727
Equity share in earnings of unconsolidated affiliates	1,035	292	(a)	1,327
Impairment loss in unconsolidated affiliates	(1,045)	—		(1,045)
Income tax expense	(14,339)	(99	)(a)	(14,438)
Minority interests in earnings of consolidated subsidiaries, net	(975)	(128	)(a)	(1,103)

Loss from operations, net of tax, before cumulative effect of a change in accounting principle	(10,237)	705		(9,532)
Cumulative effect of a change in accounting principle, net of tax	(117)	—		(117)

Net loss	$(10,354)	$705		$(9,649)

Net loss per share:
Basic and diluted:
Loss from operations before cumulative effect of a change in accounting principle	$(0.76)	$0.05		$(0.71)
Per share effect of the cumulative effect of a change in accounting principle	$(0.01)	$—		$(0.01)

Net loss	$(0.77)	$0.05		$(0.72)

(a)	Represents an adjustment to correct an accounting error relating to capitalizing certain costs associated with inventory at some of our foreign subsidiaries for the year ended December 31, 2005 and related income tax thereon.

	December 31, 2005
(in thousands)	As Previously Reported in 2006 Form 10-K	Adjustments		As Restated
Balance Sheet Data:
Total current assets	$106,014	$869	(a)	$106,883
Total assets	175,853	470	(a)(b)	176,323
Total current liabilities	65,718	99	(a)	65,817
Long-term obligations	23,738	(283	)(a)(b)	23,455
Stockholders’ equity	86,397	654	(a)	87,051

	December 31, 2006
(in thousands)	As Previously Reported	Cumulative Effect of 2005 Adjustments		As Restated
Balance Sheet Data:
Total current assets	$120,007	$966	(a)	$120,973
Total assets	198,512	521	(a)(b)	199,033
Total current liabilities	63,756	111	(a)	63,867
Long-term obligations	23,978	(315	)(a)(b)	23,663
Stockholders’ equity	110,778	725	(a)	111,503

(a)	Represents an adjustment to correct an accounting error relating to capitalizing certain costs associated with inventory at some of the Company’s foreign subsidiaries for the year ended December 31, 2005 and related income tax thereon. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further detail.
(b)	Represents an adjustment to correct an error in the purchase accounting for the acquisition of the second 50% of BRC in 2005. See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further detail.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Restatement of Historical Consolidated Financial Statements

Background

In connection with the audit of our consolidated financial statements for the year ended December 31, 2007, we determined that we have incorrectly accounted for certain costs associated with inventory at some of our foreign subsidiaries, including BRC, and its subsidiaries in the Netherlands and Australia. On March 18, 2008 we filed a Form 8-K which informed the public that we determined that our previously-issued consolidated financial statements should not be relied upon due to our review of our accounting for inventory practices at certain of our subsidiaries and that we would need to restate our consolidated financial statements for 2005 and 2006.

In this Form 10-K, we are restating, for reasons described below, our consolidated balance sheet as of December 31, 2005 and related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005. In addition, we are restating the consolidated balance sheet as of December 31, 2006 and related consolidated statement of stockholders’ equity as well as the unaudited quarterly consolidated balance sheets for the period end of the first three quarters in 2007 and for the period end of each of the quarters in 2006 as a result of the restatement of the December 31, 2005 consolidated financial statements. All financial information contained in this Form 10-K gives effect to these restatements. Our restatement, for all of the reasons described below, did not result in a change to our previously reported revenue, total cash and cash equivalents or cash flows provided by (used in) operations shown in our historical consolidated financial statements. After we considered all of the relevant quantitative and qualitative factors related to the correction of the error, as discussed below, even though we determined that the impact on prior year financial statements was not material, the correction, if recorded on an iron curtain basis, would be material to the current period financial statements. Therefore, we are restating prior year financial statements for the immaterial errors in this Form 10-K and in accordance with Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, are not required to amend previously filed reports.

Restatement Related to Inventory

The restated consolidated financial statements as of and for the year ended December 31, 2005 presented in this Form 10–K include an adjustment to correct an accounting error relating to capitalizing certain labor and overhead costs associated with inventory at some of our foreign subsidiaries for the year ended December 31, 2005. The impact of the correction, net of taxes, decreased our net loss by $0.7 million for the year ended December 31, 2005.

Restatement Related to Purchase Accounting for the Acquisition of the Second 50% of BRC

In the consolidated financial statements for 2005 contained in this Form 10-K, we are also reflecting an adjustment to correct the purchase accounting for our acquisition of the second 50% of BRC in 2005. The deferred tax liability established based on the purchase price allocation relating to the step-up in intangible assets was incorrectly calculated. The adjustment results only in a restatement of our balance sheet as of December 31, 2005, reducing both goodwill and long-term deferred tax liability by $0.4 million.

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

Overview

We design, manufacture and supply alternative fuel components and systems to the transportation, industrial and power generation industries on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas, for use in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For 50 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of 140 distributors and dealers in 53 countries and approximately 100 original equipment manufacturers.

On August 23, 2006, the stockholders of IMPCO adopted the Agreement and Plan of Reorganization pursuant to which IMPCO and BRC immediately became separate, stand-alone operating entities and wholly owned subsidiaries of Fuel Systems Solutions, Inc. (see “Reorganization” above).

Our management believes that the Company operates in two business segments, IMPCO operations and BRC operations. Under our system of reporting operations, IMPCO operations manufactures and sells products for use primarily in the industrial market through its U.S. and foreign facilities in the Netherlands, Australia and Japan and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator markets. BRC operations manufactures and sells products for use primarily in the transportation market through its Italy and foreign facilities in Argentina and Brazil. Corporate expenses consist of general and administrative expenses at the Fuel Systems corporate level. Intercompany sales between and within IMPCO operations and BRC operations have been eliminated in the results reported.

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

Net income was $5.9 million on revenue of approximately $265.3 million in 2007 as compared to net income of $6.9 million on revenue of approximately $220.8 million in 2006. Operating income decreased by approximately $0.7 million to $19.3 million, compared to $20.0 million for the same period in 2006. Net income was $6.9 million on revenue of approximately $220.8 million in 2006 as compared to net loss of $9.6 million on revenue of approximately $174.5 million in 2005. Operating income increased by approximately $14.0 million to $20.0 million, compared to $6.0 million for the same period in 2005.

Results for the year ended December 31, 2007 includes $5.4 million in expenses related to our voluntary stock option investigation and related restatement of our historical consolidated financial statements, expenses related to a new BRC marketing and advertising campaign which took place during 2007 in Europe, as well as an increase in the reserve for the loan from BRC’s 50% joint venture, WMTM. BRC also recorded a $1.6 million unrealized loss in currency fluctuations between the dollar and the euro during 2007 related to the MTM loan with IMPCO U.S. We cannot predict nor assure readers that the 2007 operating performance of IMPCO or BRC will continue into 2008 or be as favorable for future reporting periods or fiscal years. For future reporting periods or fiscal years, we cannot predict the direction of the movements in foreign exchange which was unfavorable in both 2007and 2006.

For the year ended December 31, 2006, we recorded approximately $2.4 million in inventory reserve resulting from a specific review of inventory mostly attributed to BRC. BRC also recorded a $1.9 million unrealized loss in currency fluctuations between the dollar and the euro during 2006 related to the MTM loan with IMPCO U.S.

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

Recent Developments

2006 Incentive Bonus Plan

In August 2006, our stockholders approved the 2006 Incentive Bonus Plan. Under the plan, the compensation committee of our Board of Directors may grant bonus awards (in the form of cash, restricted stock or a combination of both) to some or all of IMPCO’s and BRC’s employees based on the divisions’ profitability and the attainment of individual employee’s performance goals. Based on profitability of both IMPCO and BRC for 2006, some employees were paid bonuses in May 2007. A portion of the bonus was paid in cash and a portion in restricted stock totaling 19,935 shares of restricted stock. The restricted stock vests 25% on the date of the grant and the balance in three equal annual installments. Accordingly, we recorded an expense of $0.9 million in compensation expense during 2006, of which $0.1 million relates to the portion of the restricted stock that was fully vested at the date of grant. Based on profitability of both IMPCO and BRC for 2007, some employees may be paid bonuses in 2008. Accordingly, we have recorded an expense of $0.8 million in compensation expense during 2007 of which $0.1 million relates to the portion of the restricted stock that will fully vest at the date of grant.

Relocation of North American Headquarters

On September 6, 2005, we signed an agreement to sublease a 108,000 square foot building, including 20,000 square feet of office space, located in Santa Ana, California, for a term of 13 years beginning September 1, 2005. We relocated our combined corporate headquarters and IMPCO U.S. business operations from our former location in Cerritos, California to the Santa Ana facility in April 2006. We believe the new location has sufficient space to modernize and consolidate most of our North American production and component engineering facilities. We have installed new state-of-the-art production lines, machining, and test equipment in the Santa Ana facility. As a global leader in the alternative fuels marketplace, our strategy is to use the improved efficiencies, capabilities and capacity to position us to better serve our markets and to take advantage of new products and new markets.

The annual rent for the Santa Ana facility is $0.7 million, which is set to increase 3% every year pursuant to the terms of the agreement. The terms of the sublease agreement also include rent abatement for the first three months, subject to certain conditions. In connection with this relocation, we recognized approximately $0.9 million in expenses during 2005, consisting of approximately $0.1 million for accelerated amortization of leasehold improvements and furniture and fixtures, approximately $0.3 million for the recognition of incremental rent expense for the Santa Ana facility prior to the exit of the Cerritos facility in early 2006, $0.2 million for relocation and set-up costs and approximately $0.3 million for the fair value of the remaining lease obligation of the Cerritos facility, which extends until 2009. During 2006, we incurred $0.2 million for incremental rent expense for the Santa Ana facility prior to the exit of the Cerritos facility in April 2006 and revised the estimated cost for the sublease of the Cerritos facility and recorded an additional expense of approximately $0.2 million. During the year ended December 31, 2006, we incurred approximately $1.9 million in cash outflows including approximately $1.7 million in leasehold improvements in the new facility.

During 2007, the Company incurred $0.5 million for restoration cost to its former location in Cerritos and revised the estimated cost for the restoration resulting in an additional expense of approximately $0.6 million. During the year, the Company also revised its sublease revenue assumption resulting in an additional expense of approximately $0.5 million.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

We operate wholly-owned and majority-owned subsidiaries. We record goodwill at the time of purchase for the amount of the purchase price over the fair values of the assets and liabilities acquired. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future. The annual reviews performed in the fourth quarters of 2007 and 2006 resulted in no impairment to goodwill.

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

Deferred Taxes.

Based upon the substantial net operating loss carryovers and expected future operating results, we conclude that it is more likely than not that substantially all of the deferred tax assets in the United States at December 31, 2007 may not be realized within the foreseeable future. The balance of the total valuation allowance was $23.1 million as of December 31, 2007. In addition, we expect to provide a full valuation allowance on future tax benefits realized in the United States until we can sustain a level of profitability that demonstrates our ability to utilize the assets.

As of December 31, 2007, undistributed earnings, except with respect to a portion of undistributed earnings of both BRC and IMPCO Beru Technologies B.V., IMPCO’s operations in the Netherlands, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Upon distributions of earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. We have accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. It is not practical to determine the income tax impact in the event we repatriate undistributed foreign earnings that are considered indefinitely reinvested. In 2007, we received $0.8 million as our share of the dividend distributed by IMPCO Beru Technologies B.V. for which approximately $41,000 was withheld in foreign taxes. As of December 31, 2007, approximately $0.6 million in foreign withholding taxes was accrued related to undistributed earnings not considered to be indefinitely reinvested.

Residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $26.5 million of earnings of BRC (for the MTM loan), on approximately $2.0 million of earnings of IMPCO Technologies Fuel Systems, Pty. Limited, the Australian subsidiary of IMPCO, (for an intercompany transaction) and on approximately $0.9 million of earnings of IMPCOBeru Technologies B.V. (for an anticipated dividend). The respective amounts were deemed to be a constructive dividend creating taxable income for U.S. income tax purposes; upon distribution of earnings in the form of dividends, or otherwise, in excess of these amounts, the Company may be subject to United States income taxes. In addition, the Company would be subject to withholding taxes payable to various foreign countries. For amounts which have been repaid to BRC for the MTM loan, such amounts could be drawn as a dividend from BRC in the future without U.S. income tax consequences.

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

Stock-Based Compensation Expense.

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective method. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”).

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, expected stock price volatility, and expected pre-vesting option forfeitures. We base these estimates on historical experience. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. If our actual forfeiture rate is materially different from our estimate, share-based compensation expense could be significantly different from what we have recorded in the current period.

Results of Operations

Years Ended December 31, 2007 and 2006

The following table sets forth our revenue and operating income (in thousands):

	Revenue
	Years Ended December 31,
	2007	2006
IMPCO Operations (1)	$126,505	$109,134
BRC Operations	138,826	111,682

Total	$265,331	$220,816

	Operating Income
	Years Ended December 31,
	2007	2006
IMPCO Operations	$14,734	$12,385
BRC Operations	16,643	15,846
Corporate Expenses (2)	(12,098)	(8,196)

Total	$19,279	$20,035

(1)	IMPCO operations is a combination of our previously-reported U.S. operations and international operations segments.
(2)	Represents corporate expense not allocated to either of the business segments.

The following tables set forth our product revenue by application and by geographical areas across all reporting segments for fiscal years 2007 and 2006 (in thousands):

	Years Ended December 31,
	2007		2006
Revenue:
Transportation	$169,454	63.9%	$135,850	61.5%
Industrial	95,877	36.1%	84,966	38.5%

Total	$265,331	100.0%	$220,816	100.0%

	Years Ended December 31,
	2007		2006
Revenue:
North America (1)	$61,225	23.1%	$49,586	22.5%
Europe:
Italy	54,069	20.3%	52,222	23.6%
All other (2)	95,410	36.0%	66,804	30.3%
Asia & Pacific Rim	45,960	17.3%	41,967	19.0%
Latin America	8,667	3.3%	10,237	4.6%

Total	$265,331	100.0%	$220,816	100.0%

(1)	Revenue for countries outside the United States represent less than 1% of total consolidated revenue.
(2)	No one country represents more than 10% of total consolidated revenue.

Total revenue increased approximately $44.5 million, or 20.2%, to $265.3 million in 2007 from $220.8 million in 2006. The increase in revenue for 2007 was the result of $27.1 million increase in BRC revenue from our operations during the year, as well as an increase of $17.4 million in revenue from our IMPCO operations. Revenue in the transportation market increased in 2007 by $33.6 million, or 24.7%, primarily due to BRC, which serves the transportation market exclusively. The industrial market increased by $10.9 million, or 12.8%.

For the year ended December 31, 2007, operating income decreased $0.7 million to $19.3 million from $20.0 million for the year ended December 31, 2006. This decrease is attributed to the inclusion of $5.4 million in expenses related to our voluntary stock option investigation and related restatement of our historical consolidated financial statements. Operating income for IMPCO Operations and BRC Operations improved in 2007 as compared to 2006.

IMPCO Operations. During 2007, revenue increased by approximately $17.4 million, or 15.9%, to $126.5 million, from $109.1 million during 2006. The increase in revenue during 2007 was due to a $6.5 million increase in revenue from the transportation market related to increased in demand in the second half of the year related to energy initiatives effective in Australia for liquified petroleum gas or LPG vehicles and a $10.9 million increase in revenue from the industrial market related to the increase in demand resulting from the new Tier III emission requirements.

Operating income for 2007 increased by approximately $2.3 million to $14.7 million, or 11.6% of revenues, compared to $12.4 million in 2006, or 11.3% revenues. The increase is due to the increase in revenue discussed above and steady gross margins partially offset by the increase in the sales work force at two of IMPCO’s foreign operations to accommodate the growth they are experiencing.

BRC Operations. In 2007, BRC’s revenue was $138.8 million, an increase of approximately $27.1 million, or 24.3%, as compared to 2006. The increase in revenue in 2007 is due to growth in sales of aftermarket conversion kits in the transportation market, which is driven by increases experienced by consumers in gasoline prices, and has oriented automotive manufacturers to promote gaseous fuel equipment, as well as an increase in sales for delayed OEM conversions and sales of kits. In addition, BRC’s revenue includes approximately $10.5 million from Zavoli, which we acquired on July 2, 2007.

BRC’s operating income for 2007 was $16.6 million, $0.8 million higher than in 2006. The increase was due to the increase in revenue largely offset by the inclusion of operating expenses related to a new marketing and advertising campaign, which took place during 2007 in Europe as well as an increase in the reserve for the loan from BRC’s 50% joint venture, WMTM.

For 2007 and 2006, respectively, we recorded amortization expense of approximately $2.2 million and $1.8 million for the intangible assets, and approximately $0.8 million and $0.7 million for depreciation expense of the step-up in fair value of fixed assets related to the acquisition of BRC and Zavoli . In future years, the amount of amortization and depreciation will vary due to future changes to the remaining useful lives, movements in the exchange rate between the U.S. dollar and the euro, and the use of an accelerated amortization schedule for the fair value allocated to customer relationships; however, we estimate that the amount of combined amortization and depreciation during 2008 will be approximately $3.5 million.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services, and investor relations. Corporate expenses for the fiscal year ended December 31, 2007 were approximately $12.1 million compared to approximately $8.2 million in the prior year. Corporate expenses in 2007 increased from 2006 due to expenses of $5.4 million incurred in 2007 primarily for professional fees related to our voluntary stock option investigation and related restatements of our historical consolidated financial statements, partially offset by a decrease of $1.3 million in stock-based compensation expense and the absence of $0.3 million of costs associated with the reorganization completed in 2006. Stock-based compensation expense was approximately $0.4 million and $1.7 million in 2007 and 2006, respectively, resulting from the adoption of SFAS 123R on January 1, 2006.

Interest Income. Interest income was approximately $0.5 million in 2007 and 2006.

Interest Expense. Interest expense was approximately $1.4 million in 2007 and approximately $1.2 million in 2006. The increase in interest expense was due to the higher variable interest rate on our revolving credit facility for IMPCO U.S. operations with LaSalle Business Credit, LLC and increased usage of the LaSalle credit facility during 2007 as compared to 2006 resulting from increased worked capital needs to shorten inventory lead times as well as increased costs associated with our voluntary stock option investigation and related restatement of our historical consolidated financial statements.

Other Income and Expense. Other income and expense is primarily composed of unrealized foreign exchange gains and losses between the U.S. dollar and the euro with respect to “marking to market” of the MTM loan balance and the gains and losses with respect to the fair value determination of the related foreign exchange hedging agreement since the agreement did not qualify for hedge accounting. In the year ended December 31, 2007, we recognized approximately $1.6 million in unrealized losses on foreign exchange in connection with the MTM loan due to the strengthening of the euro over the U.S dollar, offset by a gain on the foreign currency agreement of approximately $0.1 million. In the year ended December 31, 2006, we recognized approximately $1.9 million in unrealized losses on foreign exchange in connection with the MTM loan, offset by a gain on the foreign currency agreement of approximately $0.6 million.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Equity Share in Income of Unconsolidated Affiliates. We recognize our share in the income of BRC’s unconsolidated affiliates. During the years ended December 31, 2007 and 2006, we recognized $0.4 million and $0.7 million, respectively.

Provision For Income Taxes. During 2007, we recognized a tax provision for approximately $9.2 million as compared to $9.3 million in the prior year. In 2007, income tax expense for our foreign operations was approximately $8.4 million based on an estimated effective annual tax rate of 39%. In 2006, income tax expense for our foreign operations was approximately $9.1 million based on an estimated effective annual tax rate of 43%. The decrease in tax expense from prior year is attributed to the decrease in pretax earnings in 2007 and the decrease in the Italian statutory tax rate for BRC.

During the years ended December 31, 2007 and 2006, IMPCO U.S. recorded a tax provision of $0.1 million related to foreign tax withheld on dividends received from our Netherlands subsidiary, an increase in deferred tax liabilities due to the amortization of goodwill for income tax purposes that is not offset against the deferred tax asset in the determination of the required valuation allowance, as well as state taxes due. In 2006, IMPCO U.S. operations also recorded a tax provision of approximately $0.1 million, which relates to U.S. tax withholding obligations on IMPCO interest payments to MTM under the MTM loan. We expect to reduce the valuation allowance if we are profitable or provide a full valuation allowance on future tax benefits realized in the United States if we have additional losses until we can sustain a level of profitability that demonstrates our ability to utilize the assets. We will continue to evaluate the recoverability of the deferred tax assets each quarter.

Years Ended December 31, 2006 and 2005

The following table sets forth our revenue and operating income (in thousands):

	Revenue
	Years Ended December 31,
	2006	2005
IMPCO Operations	$109,134	$101,263
BRC Operations (1)	111,682	73,276

Total	$220,816	$174,539

	Operating Income
	Years Ended December 31,
	2006	2005
		(as restated)
IMPCO Operations	$12,385	$4,711
BRC Operations (1) (2)	15,846	8,764
Corporate Expenses (3) (4)	(8,196)	(7,518)

Total	$20,035	$5,957

(1)	The Company consolidated BRC’s income statement beginning April 1, 2005. During the first quarter of 2005, we accounted for BRC on an equity basis.
(2)	Includes $0.1 million of IPR&D expense for the year ended December 31, 2005 relating to the acquisition of BRC.
(3)	Represents corporate expense not allocated to either of the business segments.
(4)	For the year ended December 31, 2005, includes $1.9 million for compensation, lifetime medical benefits and for modifications to previously granted stock option awards to two former executive officers of IMPCO.

The following tables set forth our product revenue by application and by geographical areas across all reporting segments for fiscal years 2006 and 2005 (in thousands):

	Years Ended December 31,
	2006		2005
Revenue (1):
Transportation	$135,850	61.5%	$90,872	52.1%
Industrial	84,966	38.5%	83,667	47.9%

Total	$220,816	100.0%	$174,539	100.0%

	Years Ended December 31,
	2006		2005
Revenue (1):
North America (2)	$49,586	22.5%	$59,826	34.3%
Europe:
Italy	52,222	23.6%	26,942	15.4%
All other (3)	66,804	30.3%	60,747	34.8%
Asia & Pacific Rim	41,967	19.0%	19,319	11.1%
Latin America	10,237	4.6%	7,705	4.4%

Total	$220,816	100.0%	$174,539	100.0%

(1)	The Company consolidated BRC’s income statement beginning with April 1, 2005.
(2)	Revenue for countries outside the United States represent less than 1% of total consolidated revenue.
(3)	No one country represents more than 10% of total consolidated revenue.

Total revenue increased approximately $46.3 million, or 26.5%, to $220.8 million in 2006 from $174.5 million in 2005. The increase in revenue for 2006 was the result of $38.4 million increase in BRC operations revenue recorded during the year, as well as an increase of $7.9 million in revenue from our IMPCO operations. BRC revenue was consolidated for the entire year of 2006, but in the prior year, was only consolidated in the period from April 1 through December 31 after the acquisition of the second 50% of BRC on March 31, 2005. Revenue in the transportation market increased in 2006 by $45.0 million, or 49.5%, due to the inclusion of BRC, which serves the transportation market exclusively. The industrial market increased by $1.3 million, or 1.6%.

For the year ended December 31, 2006, operating income increased $14.0 million to $20.0 million from $6.0 million for the year ended December 31, 2005. This increase is partially attributed to the inclusion of BRC’s results for the entire year in 2006, while for 2005, was only consolidated in the period from April 1 through December 31 after the acquisition of the second 50% of BRC on March 31, 2005. To a lesser extent, the absence of operating losses from our Mexico operations in 2006 also contributed to the favorable comparison to 2005. In addition, cost-cutting measures implemented in 2005, which included the relocation of our research and development facility in Seattle, Washington to IMPCO’s operations in California, resulted in improvements in operating income. Further contributing to the improvement between the two periods was the absence in 2006 of approximately $1.9 million in compensation and severance-related costs for two former executive officers recorded in 2005, partially offset by approximately $2.4 million in inventory reserve resulting from a specific review of inventory attributed to BRC, the increase of approximately $1.5 million in stock-based compensation expense as a result of the adoption of SFAS 123R in 2006, and an accrual of $0.9 million for the 2006 Incentive Bonus Plan, which was approved by stockholders on August 23, 2006.

IMPCO Operations. Data for 2005 has been reclassified to reflect our new presentation of operating segments (IMPCO operations is a combination of our previously-reported U.S. operations and international operations segments). During 2006, revenue increased by approximately $7.9 million, or 7.8%, to $109.1 million from $101.2 million during 2006. The increase in revenue during 2006 was primarily due to a $7.0 million increase in revenue from the transportation market related to increased in demand in the second half of the year related to energy initiatives effective in Australia for liquified petroleum gas, or LPG, vehicles and a $0.9 million increase in revenue from the industrial market.

Operating income for 2006 increased by approximately $7.7 million from $4.7 million in the same period in 2005 to $12.4 million. The improvement was mainly due to benefits realized from cost reductions implemented in 2005, which included the relocation of our research and development facility in Seattle, Washington to IMPCO’s U.S. operations in California. In addition, the absence of expenses related to our Mexico operations, which were closed at the end of 2005 also contributed to the improvement in operating income, as well as the absence of a charge for a change in estimate of the write-off related to the planned liquidation of our Mexico operations. These amounts were partially offset by a $0.6 million accrual for the 2006 Incentive Bonus Plan, which was approved by stockholders on August 23, 2006.

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

BRC’s operating income for 2006 was $15.8 million, $7.1 million higher than in 2005. BRC operations became an operating segment of our business in the second quarter of 2005, so the earlier period in the comparison included only nine months. The increase was mainly due the increase in revenue partially offset by the inclusion of an expense for an increase in inventory reserve of $2.4 million resulting from a specific review of inventory, by a $0.3 million accrual for the 2006 Incentive Bonus Plan, which was approved by stockholders on August 23, 2006, and amortization and depreciation expense resulting from purchase price allocation. Approximately $2.5 million and $1.8 million in amortization and depreciation expenses related to intangible assets and step-up in fair value of fixed assets acquired in the acquisition of the remaining 50% of BRC were also included in the BRC operations for the years 2006 and 2005, respectively.

We completed the purchase price allocation of the BRC acquisition in the fourth quarter of 2005 and allocated approximately $12.5 million and $5.1 million to intangible assets and fixed assets, respectively, with estimated useful lives ranging from seven to eleven years for the intangible assets and five to eight years for the fixed assets. For 2006 and 2005, respectively, we recorded amortization expense of approximately $1.8 million and $1.3 million for the intangible assets and approximately $0.7 million and $0.5 million for depreciation of the step-up in fair value of fixed assets. In future years, the amount of amortization and depreciation will vary due to future changes to the remaining useful lives, movements in the exchange rate between the U.S. dollar and the euro, and the use of an accelerated amortization schedule for the fair value allocated to customer relationships.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services, and investor relations. Corporate expenses for the fiscal year ended December 31, 2006 were approximately $8.2 million compared to approximately $7.5 million in the prior year. The increase in corporate expenses is primarily due to an increase in share-based compensation expense of $0.8 million resulting from the adoption of SFAS 123R on January 1, 2006, $0.3 million in increased costs associated with our reorganization and $0.4 million in increased costs related to our Sarbanes Oxley Act Section 404 compliance efforts to include BRC in 2006 since BRC was not required to be included in our compliance efforts in 2005. Corporate expenses in 2005 included recognition of expense of approximately $1.5 million in compensation expense related to 1.3 million stock options granted in prior fiscal years to a former officer and $0.4 million in severance related costs paid to former officers in 2005 as well as a reduction of payroll tax expense, related to our company-initiated, voluntary review of our historical stock option grants performed during 2007, of $1.3 million recognized upon expiration of the related statue of limitations for payroll taxes.

Interest Income. Interest income was approximately $0.5 million in 2006 and approximately $0.3 million in 2005. The increase is due to higher yields on marketable securities in 2006 as compared to 2005.

Interest Expense. Interest expense was approximately $1.2 million in 2006 and approximately $1.0 million in 2005. The increase in interest expense was due to the higher variable interest rate on our revolving credit facility for IMPCO U.S. operations with LaSalle Business Credit, LLC. In addition, the increase was also due to increased usage on our BRC revolving credit facilities used to fund working capital due to growth in the business during 2006 as compared to 2005.

Other Income and Expense. Other income and expense is primarily composed of unrealized foreign exchange gains and losses between the U.S. dollar and the euro with respect to “marking to market” of the MTM loan balance, and the gains and losses with respect to the fair value determination of the related foreign exchange hedging agreement since the agreement did not qualify for hedge accounting. In the year ended December 31, 2006, we recognized approximately $1.9 million in unrealized losses on foreign exchange in connection with the MTM loan due to the strengthening of the euro over the U.S dollar, offset by a gain on the foreign currency agreement of approximately $0.6 million. In the year ended December 31, 2005, we recognized approximately $2.9 million in unrealized gains on foreign exchange in connection with the MTM loan due to the strengthening of the euro over the U.S dollar (consisting of approximately $2.3 million recorded in other income and approximately $0.6 million recorded in equity in earnings from unconsolidated subsidiaries) offset by a recognized loss on the foreign currency agreement of approximately $0.7 million.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Income of Equity Share in Unconsolidated Affiliates. During the year ended December 31, 2006, we recognized our share in the income of BRC’s unconsolidated affiliates in the amount of $0.7 million. Since our acquisition of the initial 50% of BRC in July 2003, we began accounting for BRC’s operating results using the equity method whereby we recognized 50% of the earnings of BRC in our consolidated financial statements. During the first quarter of 2005, we continued this accounting treatment until we completed the acquisition of the remaining 50% of BRC on March 31, 2005. For periods following March 31, 2005, we fully consolidated the results of BRC and eliminated all intercompany transactions. During the first quarter of 2005, we recognized income of approximately $1.5 million, net of an elimination of an intercompany gain of $0.2 million, based on $2.7 million of income reported by BRC. In addition to our share in the earnings of BRC, we recognized our share in the losses of our 50% owned joint ventures in Mexico and India of approximately $0.3 million, recorded amortization expense of approximately $0.2 million of the step-up in the fair value of the fixed assets of BRC acquired in connection with the initial 50% acquisition in 2003 and recorded our share in earnings of BRC’s unconsolidated affiliates for the nine months ended December 31, 2005 of $0.3 million.

Provision For Income Taxes. During 2006, we recognized a tax provision for approximately $9.3 million as compared to $14.4 million in the prior year. In 2006, income tax expense for our foreign operations was approximately $9.1 million based on an estimated effective annual tax rate of 43%. For 2005, income tax expense for our foreign operations, excluding Mexico operations, was approximately $5.6 million based on an effective annual tax rate of 39%. The increase in tax expense from prior year is predominantly attributed to the increase in pretax earnings in 2006 and the increase in effective annual tax rate is due to increase in valuation allowances for deferred tax assets related to Brazil and Argentina.

IMPCO U.S. operations recorded a tax provision of approximately $0.2 million for the year ended December 31, 2006 of which $0.1 million is related to foreign tax withheld on dividends received from our Netherlands subsidiary, an increase in deferred tax liabilities due to the amortization of goodwill for income tax purposes, that is not offset against the deferred tax asset in the determination of the required valuation allowance, as well as state taxes due. The remaining $0.1 million relates to U.S. tax withholding obligations on IMPCO interest payments to MTM under the MTM loan. We expect to reduce the valuation allowance if we are profitable or provide a full valuation allowance on future tax benefits realized in the United States if we have additional losses until we can sustain a level of profitability that demonstrates our ability to utilize the assets. We will continue to evaluate the recoverability of the deferred tax assets each quarter. In 2005, IMPCO U.S. operations recorded an increase in the valuation allowance for deferred taxes of approximately $2.6 million to reserve the carrying value of net deferred tax assets because we determined that the likelihood of recoverability of the net deferred tax asset was less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes. In addition, IMPCO U.S. recorded $6.2 million primarily related to the usage of net operating losses for amounts deemed to be a constructive dividend creating taxable income for U.S. income tax purposes on earnings of BRC (for the MTM loan) and earnings of IMPCO Australia (for an intercompany transaction).

LIQUIDITY AND CAPITAL RESOURCES.

Our ongoing operations are funded by cash generated from operations and debt financings. In addition, these sources of cash provide for capital expenditures, research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At December 31, 2007, our cash and cash equivalents totaled approximately $26.8 million, compared to cash and cash equivalents of approximately $11.5 million at December 31, 2006.

Credit Agreements

Currently, we are party to four significant credit agreements:

LaSalle Senior Credit Facility. Our first significant credit agreement is an asset-based credit facility with LaSalle Business Credit, LLC, or LaSalle, dated July 22, 2003, as amended. The LaSalle senior credit facility matures on June 30, 2008. This revolving credit facility carries an interest rate per annum equal to prime plus 3.0%, which amounted to 10.25% per annum at December 31, 2007 and prime plus 1%, or 9.25% at December 31, 2006, and had a borrowing limit equal to 85% of our eligible accounts receivable plus the lesser of $4.5 million or 60% of our eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion. This lender has a senior security interest in substantially all of our assets located in the United States. As of December 31, 2007 this facility carried a maximum borrowing limit of $7.0 million, of which $4.8 million was the actual borrowing capacity. On January 31, 2008, the maximum borrowing limit was reduced to $6.25 million and on March 18, 2008, the borrowing limit on inventory was reduced to the lesser of $1.25 million or 24% of our eligible inventory subject to a reduction by 1% each week. At December 31, 2007 our outstanding balance under this loan agreement was $3.3 million and approximately $1.5 million was available for borrowing as of that date.

The current financial covenants include, among other things, limits on capital expenditures within any four successive quarters to $4.5 million for IMPCO U.S. and $6.5 million for IMPCO world-wide operations, and a requirement that we maintain a year to date IMPCO U.S. minimum pre-tax loss of not greater than a $0.5 million loss at any month end beginning January 31, 2008. On March 18, 2008, we announced that our historical consolidated financial statements on or after January 1, 2005 should no longer be relied on. As a result, we were not compliant with our obligation to provide the lender with current and accurate consolidated financial statements. LaSalle has waived the non-compliance resulting from the restatement of our historical consolidated financial statements. In addition, LaSalle waived the financial covenants for each of the fiscal quarters ending March 31, 2005 through and including December 31, 2006 because they may have been impacted as a result of the restatement.

The credit facility expires on June 30, 2008. LaSalle has indicated its intent to not renew our credit facility in the long term and they are not willing to extend beyond that date while we transition to a new lender. Without the debt service requirements of the MTM loan, based on IMPCO U.S.’s current liquidity and capital needs, IMPCO U.S. expects to be able to repay the amounts owing under the LaSalle senior credit facility when the obligation comes due and expects to be able to continue to fund its liquidity and capital needs using cash flows from operations. However, if IMPCO U.S. does not have sufficient cash flows from operations to repay the amounts owing under the LaSalle senior credit facility, LaSalle may foreclose on certain of our U.S. assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on us.

MTM Loan. Our second significant credit agreement is the MTM loan pursuant to which IMPCO borrowed approximately $22.0 million from MTM on December 23, 2004. The proceeds of the MTM loan were used to retire approximately $22.0 million of our indebtedness to Bison Capital Structured Equity Partners LLC, an amount that included a prepayment premium and accrued but unpaid interest. The MTM loan carries a rate equal to 1.5% above three-month EURIBOR per annum, which was at 6.2% at December 31, 2007 and 5.2% at December 31, 2006, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. Beginning on April 1, 2005, the loan is being repaid in quarterly installments, each in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM loan and related interest have been eliminated in the accompanying consolidated financial statements.

The MTM loan provides for automatic acceleration of the amounts borrowed in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a

material breach of his employment agreement. The MTM loan also provides for acceleration of the loan upon notice from MTM in case of any other default under the loan. In addition, the MTM loan contains restrictive covenants limiting our ability to: terminate Mariano Costamagna as our Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death; limits IMPCO U.S. from incurring additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the LaSalle senior credit facility); limits IMPCO U.S. from merging, consolidating or selling its assets; purchase, retire or redeem our capital stock; and limits IMPCO U.S. from making capital expenditures in excess of $3.0 million in 2007 and subsequent fiscal years.

At December 31, 2007 and April 10, 2008, the amount owed under the MTM loan was approximately $14.4 million and $12.6 million, respectively, and we were in compliance with the covenants in the MTM loan and other related terms and conditions. An event of default under the LaSalle senior credit facility would not automatically cause a cross-default under the MTM loan. The MTM loan has significant debt service requirements, which include quarterly payments of $1.0 million during 2008 of which IMPCO U.S. paid the first quarter payment on April 10, 2008. If we are unable to obtain additional or replacement financing or draw dividends from our subsidiaries, we will not be able to pay the quarterly payments due under the MTM loan. If IMPCO U.S. were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM loan causing it to become due in full and/or pursue the personal guarantee by Mariano Costamagna (the Company’s Chief Executive Officer) and Pier Antonio Costamagna (Director of Mechanical Engineering of MTM), whom are referred to jointly as Founders of BRC. The Founders of BRC have jointly and severally guaranteed IMPCO’s performance under the MTM loan because of certain requirements arising under Italian law. In return for their guarantees, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO U.S. fails to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, they may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights in the net assets and operations of BRC. This would have a material adverse effect upon our earnings and our financial position. Total assets and net assets for BRC operations at December 31, 2007 were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenues and operating income for BRC was $138.8 million and $16.6 million, respectively.

In connection with our continuing non-compliance under the LaSalle senior credit agreement, LaSalle has required that we make no payments to MTM under the MTM loan since July 18, 2007. In order to avoid defaulting on the MTM loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. On December 28, 2007, the board of directors of MTM passed a resolution approving a deferral of the December 31, 2007 principal payment due of $0.8 million on the MTM loan to March 31, 2008 which was paid on April 10, 2008. The December 31, 2007 interest payment of $0.2 million was paid in January 2008. As of January 8, 2008, IMPCO U.S. owed MTM an additional $2.6 million in short-term debt that was due March 31, 2008. IMPCO U.S. has not yet made this payment as of the date of this filing. IMPCO U.S. is technically in default on the short-term loans, which are not secured or guaranteed. MTM’s Italian statutory auditor has advised us that they are not willing to permit extensions on the unsecured short-term loans. To date, MTM has not taken any action to force payment.

MTM Borrowings. On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy, our third significant credit agreement, in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds of the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004. The payment terms are such that MTM will pay $0.6 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR rate plus 1% per annum, which was 5.7% and 4.7% at December 31, 2007 and 2006, respectively. At December 31, 2007, the amount outstanding was approximately $5.9 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80. In addition, MTM is required to maintain net assets of at least $29.5 million based on the exchange rate of $1.4729 on December 31, 2007. At December 31, 2007, MTM was in compliance with these covenants.

BRC Borrowings. On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy, our fourth significant credit agreement, in which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli, S.r.L., which was completed on July 2, 2007 for approximately $8.5 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR rate plus 0.4% per annum, which was 5.1% at December 31, 2007. At December 31, 2007, the amount outstanding was $7.4 million. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITA of less than 1.25 to maintain this rate. In the event the ratio of indebtedness to EBITA exceeds 2.5:1, the effective rate may adjust upward not to exceed six-month EURIBOR rate plus 1.2%.

Other Loans

BRC is also party to two additional credit agreements:

•

In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The 1998 loan was paid off in January 2006. The 2002 loan is repayable in semi-annual installments through 2011 at a subsidized rate of 2.0%. At December 31, 2007, approximately $0.6 million was owed under the 2002 loan.

•

At December 31, 2007, BRC had an unsecured line of credit amounting to approximately $1.3 million, based on the exchange rate at December 31, 2007, with no outstanding balance. Additionally, BRC has up to a $14.8 million line of commercial credit secured by customer account receivable, based on the exchange rate at December 31, 2007, of which the borrowing capacity was limited to $6.5 million at December 31, 2007. There was no balance outstanding as of December 31, 2007. Interest rates at December 31, 2007 for the unsecured credit facility and the commercial credit facility were three-month EURIBOR plus 4% and 1%, respectively, which were 8.7% and 5.7%, respectively. Both lines of credit are callable on demand.

Other Borrowings. In addition, our subsidiary in the Netherlands has a $3.4 million credit facility based on the exchange rate at December 31, 2007 with Fortis Bank. The credit facility is based on account receivables and inventory pledged by our operations in the Netherlands and is a daily revocable credit facility. The interest rate is variable and at December 31, 2007 was 5.625%. At December 31, 2007, there was no outstanding balance under this credit facility.

Liquidity Ratios

Our ratio of current assets to current liabilities was 1.8:1.0 at December 31, 2007 and 1.9:1.0 at December 31, 2006. At December 31, 2007, our total working capital had increased by $13.5 million to $70.6 million from $57.1 million at December 31, 2006. This increase is due primarily to the following: (1) increase in inventory during 2007 of $12.5 million primarily in BRC operations, which increased by $11.5 million; (2) a $7.6 million increase in accounts receivable, comparing December 31, 2007 with December 31, 2006, primarily as a result of an increase in BRC operations accounts receivable of $8.8 million partially offset by a decrease in IMPCO operations accounts receivable of $1.2 million; and (3) increase in cash and cash equivalents of $15.3 million, which was all partially offset by a decrease in working capital due to an increase of $21.7 million in accounts payable.

Cash Flows

The restatement of our consolidated financial statements did not result in a change to our previously reported cash flow from operations or total cash and cash equivalents shown in our historical consolidated financial statements.

Net cash provided by operating activities in 2007 was $26.6 million compared to $11.8 million in net cash used in operations for 2006. Cash flows used in operating activities in 2007 consisted of net of income of $5.9 million adjusted for non-cash charges for depreciation and amortization expenses of $7.2 million, which included $2.3 million in amortization of intangible assets acquired and $0.7 million in depreciation of the step-up in fair value of BRC’s assets compared to $6.9 million of net income adjusted for non-cash charges for depreciation and amortization expenses of $5.8 million in 2006.

Other non-cash charges that impacted net income in 2007 related to provision for inventory reserve of $0.6 million and the minority interest in income of consolidated affiliates of $1.8 million and $1.9 million in net unrealized loss on foreign exchange transactions, primarily from the net effect of movements between the U.S. dollar and the euro on the MTM loan balance and the fair value adjustment for the foreign currency derivative instrument. These were partially offset by $0.4 million in our share in the income of unconsolidated affiliates. In 2006, other non-cash charges that impacted net income included provision for inventory reserve of $2.4 million and the minority interest in income of consolidated affiliates of $1.7 million and $2.1 million in net unrealized loss on foreign exchange transactions, primarily from the net effect of movements between the U.S dollar and the euro on the MTM loan balance and the fair value adjustment for the foreign currency derivative instruments. These were partially offset by $0.7 million in our share in the income of unconsolidated affiliates.

Improvements in working capital were due primarily to a $16.0 million increase in accounts payable, partially offset by a $3.7 million increase in inventory due our efforts to reduce inventory lead time and a $2.9 million increase in accounts receivable. Changes in working capital that affected operating cash flows in 2006 were a $22.9 million increase in inventory due the BRC acquisition, a $8.3 million decrease in accounts payable and a $3.3 million increase in accounts receivable, offset by a $1.0 million decrease in related party balances.

Net cash used in investing activities in 2007 was $14.1 million, $4.3 million more compared to the $9.8 million used in 2006. The increased amount in 2007 was due to the acquisition of Zavoli for $8.1 million, net of cash acquired of $0.4 million. Higher purchases of equipment and leasehold improvements in 2006 were related to the relocation of the IMPCO operations and North American headquarters in 2006.

Net cash provided by financing activities in 2007 was $0.5 million or a decrease of $4.6 million from $5.1 million provided by financing activities in 2006. This decrease was due primarily to the decrease in utilization of revolving lines of credit in the amount of $5.9 million in 2007, down from an increase in the utilization of $2.7 million in 2006 and decrease in proceeds from exercise of stock options to $3.7 million in 2007, down from $6.0 million in 2006. Partly offsetting the decrease were $6.7 million net proceeds from Intesa San Paolo SpA loan in June 2007, the proceeds of which were used to purchase Zavoli, S.r.L.

Our existing capital resources together with cash flows from operating activities are sufficient to fund our worldwide operations for the next 12 months. However, there are differences in the liquidity and cash flow needs of our two operating segments, BRC operations (“BRC”) and IMPCO operations (“IMPCO”). Our existing capital resources together with cash flows from operating activities are sufficient to fund BRC for the next 12 months. In addition, with respect to IMPCO, our existing capital resources together with cash flows from operating activities are sufficient to fund our international operations of IMPCO for the next 12 months. However, the U.S. operations of IMPCO, or IMPCO U.S., bears the majority of our corporate expenses and has significant debt service requirements under the MTM loan and the LaSalle senior credit facility. While IMPCO U.S.’s existing capital resources together with cash flows from operating activities are sufficient to fund operations including the payment of the LaSalle senior credit facility for the next 12 months, IMPCO U.S. does not have sufficient resources to make its debt service payments under the intercompany MTM loan. If IMPCO U.S. is unable to obtain additional or replacement financing, draw dividends from its subsidiaries or obtain additional investments from Fuel Systems through financing through Fuel Systems or dividends from BRC, IMPCO U.S. will not be able to pay the quarterly payments due under the intercompany MTM loan.

The amount outstanding on the MTM loan as of April 10, 2008 was $12.6 million. The MTM loan has significant debt service requirements, which include quarterly payments of $1.0 million during 2008 of which IMPCO U.S. paid the first quarter payment on April 10, 2008. If we are unable to obtain additional or replacement financing or draw dividends from our subsidiaries, we will not be able to pay the quarterly payments due under the MTM loan. If IMPCO U.S. were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM loan causing it to become due in full and/or pursue the personal guarantee by Mariano Costamagna (the Company’s Chief Executive Officer) and Pier Antonio Costamagna (Director of Mechanical Engineering of MTM), whom are referred to jointly as Founders of BRC. The Founders of BRC have jointly and severally guaranteed IMPCO’s performance under the MTM loan because of certain requirements arising under Italian law. In return for their guarantees, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO U.S. fails to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, they may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights in the net assets and operations of BRC. This would have a material adverse effect upon our earnings and our financial position. Total assets and net assets for BRC operations at December 31, 2007 were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenues and operating income for BRC was $138.8 million and $16.6 million, respectively.

IMPCO U.S. has historically depended on borrowings under our LaSalle senior credit facility to fund our liquidity and capital needs. In the last 12 months we have had to seek multiple waivers and amendments from LaSalle in order to prevent an event of default and acceleration of the indebtedness under the agreement. LaSalle has indicated that they do not intend to amend the financial covenants any further or grant additional or continuing waivers in the future. Furthermore, the LaSalle senior credit facility is currently scheduled to expire on June 30, 2008. LaSalle has indicated its intent to not renew our credit facility in the long term and they are not willing to extend beyond that date while we transition to a new lender, and we may not be able obtain a replacement credit facility from another lender. As of December 31, 2007, the balance outstanding on the LaSalle senior credit facility was $3.3 million. As of March 31, 2008, the balance outstanding on the LaSalle senior credit facility was $2.8 million. Without the debt service requirements of the MTM loan, based on IMPCO U.S.’s current liquidity and capital needs, IMPCO U.S. expects to be able to repay the amounts owing under the LaSalle senior credit facility when the obligation comes due and expects to be able to continue to fund its liquidity and capital needs using cash flows from operations. However, if we do not have sufficient cash flows from operations to repay the amounts owing under the LaSalle senior credit facility, LaSalle may foreclose on certain of our U.S. assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on us.

In connection with our continuing non-compliance under the LaSalle senior credit agreement, LaSalle has required that we make no payments to MTM under the MTM loan since July 18, 2007. In order to avoid defaulting on the MTM loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. On December 28, 2007, the board of directors of MTM passed a resolution approving a deferral of the December 31, 2007 principal payment due of $0.8 million on the MTM loan to March 31, 2008 which was paid on April 10, 2008. The December 31, 2007 interest payment of $0.2 million was paid in January 2008. As of January 8, 2008, IMPCO U.S. owed MTM an additional $2.6 million in short-term debt that was due March 31, 2008. IMPCO U.S. has not yet made this payment as of the date of this filing. IMPCO U.S. is technically in default on the short-term loans, which are not secured or guaranteed. MTM’s Italian statutory creditor has advised us that they are not willing to permit extensions on the unsecured short-term loans. To date, MTM has not taken any action to force payment.

For periods beyond 12 months, we may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of our technologies and products. However, we offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all.

Our cash requirements may vary materially from those now planned because of fluctuations in our sales volumes or margins, costs related to the results of our review of our historical stock option grants or other factors identified in Item 1A “Risk Factors.”

Derivative Financial Instruments

We use derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. On January 5, 2005, our then 50% owned affiliate, BRC initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the December 22, 2004 $22.0 million loan made between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, we recognized gains of approximately $0.1 million and $0.6 million for 2007 and 2006, respectively, which are classified on the consolidated statements of operations as part of other income (expense). We have recorded the fair value of this derivative, which amounted to an approximately $0.1 million asset at December 31, 2007.

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

On December 22, 2004, IMPCO entered into a $22.0 million loan agreement with MTM in which MTM recorded a related party receivable on its books for $22.0 million and IMPCO recorded a corresponding related party liability on its books for the same amount. Under the agreement, the loan will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency.

BRC records the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. For the years ended December 31, 2007 and 2006, we recognized unrealized loss on foreign exchange of approximately $1.6 million and $1.9 million, respectively, on our statements of operations. For the year ended December 31, 2005, we recognized unrealized gain on foreign exchange of approximately $2.9 million on our statement of operations of which $2.3 million is reported as part of other income (expense) on our consolidated statements of operations and $0.6 million in equity share in income from unconsolidated affiliates.

We measured the impact on our statement of operations of a hypothetical 10% increase and a 10% decrease of the spot rate of the euro to the U.S. dollar based on a starting point of 1.4729 dollars to the euro as of December 31, 2007 applied to the loan balance of $14.4 million and determined that a 10% strengthening or weakening of the euro to the dollar would result in a pre-tax loss or gain, respectively, on foreign exchange on MTM’s books of approximately $1.4 million.

We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. In addition, FASB issued a staff position, FSP SFAS No. 157-1, to clarify that SFAS No. 157 does not apply under SFAS No. 13, Accounting for Leases (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS 13. We will adopt SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This fair value option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have elected not to implement SFAS 159 as of January 1, 2008, however, we will continue to evaluate for possible future implementation for new financial instruments.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of adopting SFAS 141R on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 outlines the accounting and reporting for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning on or after December 15, 2008. We have not yet determined the impact of adopting SFAS 160 on our consolidated results of operations and financial condition.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of December 31, 2007:

	Payments Due by Period
(In thousands) Contractual Obligations		Years Ending December 31,
	Total	2008	2009	2010	2011	2012	Thereafter
Revolving line of credit	$3,307	$3,307	$—	$—	$—	$—	$—
Term and other loans — principal	14,240	4,791	4,552	1,652	1,632	1,613	—
Term and other loans — interest	1,484	649	405	224	144	62	—
Capital lease obligations	943	481	266	136	51	9	—
Operating lease obligations	22,462	4,092	3,361	3,008	2,804	2,240	6,957
Other long-term liabilities	48	17	17	14	—	—	—
Other and miscellaneous	1,523	867	447	147	62	—	—

	$44,007	$14,204	$9,048	$5,181	$4,693	$3,924	$6,957

The Company has other long term liabilities amounting to $5.9 million. Of this amount, $0.7 million relates to our deferred compensation plan and $4.6 million relates to a mandatory termination payment for employees called the Trattamento di Fine Rapporto required by Italian law. Payments under both of these are paid when employees are terminated. In addition, $0.4 million relates to a liability recorded for potential escheatment of assets in Netherlands. Since the timing of all these items are unknown, these amounts are not included in the table above. Other long term liabilities included in the table above amount to $0.2 million, of which $48,000 is in the “other long-term liabilities” category and $0.1 million, which relates to the Seattle facility and Cerritos facility leases which were accrued as part of restructuring in 2005, is included in the “operating lease obligations” category.

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

Our most significant foreign currency exposure relates to the euro. On January 5, 2005, BRC entered into foreign exchange forward contracts covering a three-year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments made by IMPCO to BRC under the terms of the MTM loan. This agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, we recognized $0.1 million in gains and $0.6 million in losses for 2007 and 2006, respectively, which are classified on the consolidated statements of operations for each year as part of other income (expense). As of December 31, 2007 and December 31, 2006, the notional amounts of the foreign exchange forward contracts were $0.9 million and $4.4 million, respectively. The fair value of these contracts as of December 31, 2007 and December 31, 2006, were a $0.1 million asset and a $9,000 liability, respectively. As of December 31, 2007, we had one remaining contract under this agreement that matured on January 3, 2008. Upon maturity, we recognized a realized gain of $0.1 million, which approximated the recorded fair value of the derivative asset at December 31, 2007.

We also recognize foreign exchange gains and losses in relation to the MTM loan, which had carrying values of $14.4 million and $17.5 million at December 31, 2007 and 2006, respectively. BRC recognizes gains and losses on a mark-to-market basis of this loan balance on its books because the loan will be settled in U.S. dollars and BRC maintains its records in its reporting currency, the euro. Hypothetically, if the U.S. dollar were to weaken or strengthen by 10% from the spot rate of $1.4729 to the euro at December 31, 2007, BRC would record a gain or loss, respectively, on foreign exchange of $1.4 million.

Debt Obligations. The following table summarizes our debt obligations at December 31, 2007. The interest rates represent weighted average rates, with the period end rate used for the variable rate debt obligations. The fair value of the debt obligations approximated the recorded value as of December 31, 2007 (U.S. dollar equivalent in thousands).

	Debt Obligations							Fair Value at December 31, 2007
	2008	2009	2010	2011	2012	Thereafter	Total
Debt Denominated in U.S. dollars
Line of credit, variable interest rate	$3,307	$—	$—	$—	$—	$—	$3,307	$3,307
Interest rate	10.3%	0.0%	0.0%	0.0%	0.0%	0.0%	10.3%	10.3%
Other finance loans	$331	$25	$—	$—	$—	$—	$356	$356
Interest rate	6.7%	6.7%	0.0%	0.0%	0.0%	0.0%	6.7%	6.7%
Capital leases	$355	$184	$92	$48	$9	$—	$688	$688
Interest rate	7.5%	7.8%	8.5%	9.0%	9.4%	0.0%	7.9%	7.9%

Weighted average interest rate, (U.S.)	9.7%	7.7%	8.5%	9.0%	9.4%	0.0%	9.6%	9.6%

Debt Denominated in Foreign Currencies
Line of credit, variable interest rate	$—	$—	$—	$—	$—	$—	$—	$—
Interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Term loans, variable rate	$4,285	$4,349	$1,470	$1,539	$1,613	$—	$13,256	$13,256
Interest rate	5.5%	5.5%	5.1%	5.1%	5.1%	0.0%	5.4%	5.4%
Term loans, fixed rate	$175	$179	$182	$92	$—	$—	$628	$628
Interest rate	2.0%	2.0%	2.0%	2.0%	0.0%	0.0%	2.0%	2.0%
Capital leases	$73	$61	$37	$—	$—	$—	$171	$171
Interest rate	7.5%	7.6%	8.4%	0.0%	0.0%	0.0%	7.7%	7.7%

Weighted average interest rate, (foreign)	5.4%	5.4%	4.8%	4.9%	5.1%	0.0%	5.2%	5.2%

Item 8.	Consolidated Financial Statements and Supplementary Data.

See pages F-1 through F-75 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Fuel Systems Solutions, Inc. and subsidiaries required to be included in our periodic SEC filings. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting as more fully explained below.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

Material weaknesses as of December 31, 2007:

•

Our 2006 annual report on Form 10-K identified a material weakness that we did not maintain effective internal control over the financial close process at BRC, our Italian subsidiary, and BRC did not have an adequate number of accounting personnel with sufficient technical expertise in U.S. GAAP. The material weakness related to lack of sufficient technical expertise in U.S. GAAP continues to exist as of December 31, 2007 at BRC and as a result, BRC does not have effective internal control over the financial close process. In 2007, management identified errors related to inventory valuations at BRC as well as at our subsidiaries in the Netherlands and Australia, which resulted in the restatement of our consolidated financial statements. Consequently, we have determined that the control deficiency related to lack of sufficient technical expertise in U.S. GAAP represents a material weakness in controls at our non-U.S. subsidiaries.

•

We did not maintain effective information technology (“IT”) controls at BRC, including system change management, segregation of duties and backup retention policies. We have determined that these control deficiencies, in the aggregate, represent a material weakness.

The effectiveness of our internal control over financial reporting has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report, which appears below under the caption “Attestation Report of the Registered Public Accounting Firm.”

Remediation and Changes in Internal Controls

We have developed and are implementing remediation plans to address our material weaknesses. We have taken the following actions to improve our internal control over financial reporting:

Implemented or Planned Remediation of 2007 Material Weaknesses

Subsequent to December 31, 2007, we implemented or plan to implement further remedial actions, specifically:

•

During the preparation of the consolidated financial statements for the fourth quarter of fiscal 2007, we discovered deficiencies in our internal controls, specifically controls related to inventory valuations at our non-U.S. operations. Upon discovery of the errors, our corporate accounting group reviewed inventory valuations to ensure that these amounts were properly recorded and presented in our consolidated financial statements. In addition, we have implemented or planned remediation efforts regarding the material weaknesses in internal controls related to an ineffective control environment at BRC to include the following:

•

We have taken remedial action with respect to internal controls surrounding our financial close procedures at BRC. Quarterly, the FSS Corporate Controller or Assistant Corporate Controller visits BRC to conduct an in-depth review of BRC’s quarterly financial statements and the preparation of BRC’s consolidating financial statements;

•

We have hired a new Finance and Accounting Controller for BRC in April 2008 who will demonstrate the requisite U.S. GAAP technical expertise and who will report directly to the Corporate Controller at FSS and hire additional suitably trained accounting professionals to join our financial staff at BRC. We will also provide supplemental training to the BRC accounting staff on the application of relevant U.S. GAAP.

•

During the year, we have hired a Director of Sarbanes-Oxley Compliance and additional audit resources who will perform internal audit procedures of our non-U.S. subsidiaries, including an auditor headquartered at our BRC operations to be directly responsible in coordinating with BRC accounting staff to improve the control environment.

•	The corporate accounting group will continue to review and analyze the inventory valuations at quarter-end until the implemented controls are operating effectively.

•	System backup retention policies will be updated, formalized, and implemented at our BRC subsidiary operations.

•	System program change management controls including business authorization and acceptance of program changes will be implemented at our BRC subsidiary operations.

•	Segregation of duties will be implemented over the IT system at our BRC operations.

Management believes that the review procedures performed by the FSS Corporate Controller or Corporate Assistant Controller of BRC’s quarterly financial statements , hiring of additional qualified personnel at BRC and the internal audit procedures of our non-U.S. subsidiaries overseen by our Director of Sarbanes-Oxley Compliance provides an appropriate remediation of the material weakness related to lack of sufficient technical expertise in U.S. GAAP; however, the effectiveness of the controls have not been tested by management and the new BRC Finance and Accounting Controller has just been hired. Accordingly, management does not deem this material weakness to be remediated as of the date of the filing of this annual report on Form 10-K. Management also believes that the planned remediation procedures over system backup retention policies, program change management controls, and segregation of duties provide an adequate remediation effort to address the effectiveness of IT controls at BRC once the controls are implemented.

Actions to address previously reported material weaknesses that no longer exist as of December 31, 2007

•

Our 2006 annual report on Form 10-K identified a material weakness because we did not maintain effective internal control over the period-end financial close process, including but not limited to the elimination of inter-company profit in the consolidation of our consolidated financial statements and the determination of income tax expense and the related deferred tax assets and liabilities and income tax disclosures, which resulted in the restatement of our consolidated financial statements. We have taken remedial action with respect to internal control surrounding our financial statement close process in our U.S. operations, including the hiring of a Corporate Controller, Director of Financial Reporting, Assistant Corporate Controller and additional Corporate financial staff during the year to provide enhanced review, analysis and documentation of accounting transactions and implemented oversight controls in the financial consolidation and reporting functions.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of the period covered by this report, except for the remediation efforts described above.

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fuel Systems Solutions, Inc.

Santa Ana, CA

We have audited Fuel Systems Solutions, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fuel Systems Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2007:

•

The Company did not have an adequate number of accounting personnel and/or personnel with sufficient technical expertise in U.S. GAAP at its non-U.S subsidiaries. The Company’s management identified errors related to inventory valuations of its non-U.S. subsidiaries in Italy, Netherlands and Australia, which resulted in the restatement of the consolidated financial statements. Consequently, this control deficiency related to lack of sufficient technical expertise in U.S. GAAP represents a material weakness in controls of the Company’s non-U.S. subsidiaries.

•	The Company did not maintain effective information technology (IT) controls at BRC, including system change management, segregation of duties and backup retention policies.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated April 18, 2008 on those consolidated financial statements.

In our opinion, Fuel Systems Solutions, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fuel Systems Solutions, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated April 18, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Costa Mesa, CA

April 18, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Directors and Officers

The following table sets forth information concerning our officers and directors as of April 1, 2008. Some background information on our officers and directors follows.

Name	Age	Position
Mariano Costamagna	57	Chief Executive Officer, President and Director
Thomas M. Costales	61	Chief Financial Officer and Secretary
Matthew Beale	41	Vice President of Business Development
Pier Antonio Costamagna	55	Managing Director of BRC and Director of Mechanical Engineering of MTM
Roberto Olivo	53	General Manager of IMPCO
Marco Seimandi	42	Marketing Director of MTM
Norman L. Bryan	66	Director, member of our Audit, Compensation and Nominating and Corporate Governance Committees
Marco Di Toro	47	Director, member of our Nominating and Corporate Governance Committees
Douglas R. King	65	Director, member of our Audit and Nominating and Corporate Governance Committee
J. David Power III	76	Director
Aldo Zanvercelli	68	Director, member of our Compensation Committee

Mariano Costamagna, 57, has served as a director of Fuel Systems since June 2003. On January 1, 2005, he became the Company’s Chief Executive Officer. He is also the Managing Director and Chief Executive Officer of M.T.M., S.r.l., a subsidiary of BRC and an Italian limited liability company formed in 1977 and headquartered in Cherasco, Italy. MTM develops, manufactures and installs alternative fuel systems and components under the BRC Gas Equipment trademark. Mr. Costamagna and his family founded MTM in 1977, and Mr. Costamagna has served as MTM’s principal executive officer since that time. Mr. Costamagna became a director in connection with the Company’s acquisition of the initial 50% of the equity interest of BRC and, the Company’s Chief Executive Officer in accordance with the employment agreement between the Company and Mr. Costamagna, which was entered into in connection with the BRC acquisition. Mr. Costamagna is the brother of Pier Antonio Costamagna, who is the Managing Director of BRC and Director of Mechanical Engineering of MTM, a wholly-owned subsidiary of BRC.

Thomas M. Costales, 61, has served as the Company’s Interim Chief Financial Officer and Treasurer since May 2005 and was appointed the Company’s Chief Financial Officer and Secretary in September 2005 and November 2005, respectively. Mr. Costales was the Company’s Chief Financial Officer and Treasurer from March 1995 until July 1999 and served as a financial consultant and advisor to the Company from July 1999 until May 2000. From May 2000 until its sale to Motorola in November 2000, he served as Chief Financial Officer, Treasurer and Secretary of Printrak International Inc., a Nasdaq-listed enterprise software company. From January 2001 until joining the Company, other than during the period from March 2004 until June 2004, in which he served as acting Chief Financial Officer of VitroTech Corporation, a Nasdaq-listed mineral mining company, Mr. Costales acted as an independent contractor providing financial and business consulting services to a variety of private and public companies. Mr. Costales has a B.A. from Loyola University and an MBA in Corporate Finance from the University of Southern California. He is a certified public accountant. Mr. Costales is also the treasurer and director of Veterans Park Conservancy, a non-profit organization.

Matthew Beale, 41, became our Vice President of Business Development in February 2007. Prior to joining Fuel Systems, Mr. Beale served as managing director for CVS Partners, a corporate advisory firm focused on mergers, acquisitions and financings, based in Milan and London, starting in 2005. From 2000-2004, he served as vice president in the Milan office of Citigroup, providing corporate finance advisory services for private bank clients. Previously, his career included mergers and acquisitions and acquisition finance positions with JP Morgan in Milan and London. He earned a Bachelor of Arts degree in English from London University and a diploma in accounting and finance from the London School of Economics, as well as a Master of Business Administration from Instituto de Estudios Superiores de la Empresa (IESE), Barcelona, Spain. His foreign language proficiency includes Italian and Spanish.

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

Roberto Olivo, 53, was appointed on September 12, 2007 as general manager of IMPCO, succeeding Brad Garner who, as previously disclosed, resigned as Chief Operating Officer in February 2007. Mr. Olivo had been serving as acting general manager of IMPCO since May 2007. Prior to working for IMPCO, and beginning in 2000, Mr. Olivo was an independent management consultant specializing in the automotive industry. In this capacity, he worked on several projects for Fuel Systems’ BRC subsidiary as well as clients such as Fiat, Ferrari Maserati Group and Daimler Chrysler. His professional career also includes extensive experience within the broader transportation and industrial sectors. He earned a bachelor of science degree in electrical engineering from Politecnico di Torino, Italy, and is proficient or fluent in Italian, English, German, French, Dutch/Flemish and Spanish.

Marco Seimandi, 42, is the Marketing Director of MTM, a wholly-owned subsidiary of BRC. He joined MTM in 1996 as Commercial Manager after his previous experience as Regional Commercial Manager of the French automotive component group Valeo. Mr. Seimandi has a PhD in aircraft engineering at Turin Polytechnic in Italy and a specialization in business administration from CEDEP/INSEAD Institute at Fontainebleau in France.

Norman L. Bryan, 66, has served as a director of Fuel Systems since November 1993. He is our Lead Director, Chair of our Nominating and Corporate Governance Committees, and a member of our Audit and Compensation Committee. He has been a consultant since January 1995. Mr. Bryan was employed as the Senior Vice President of Sales and Marketing of EIT, Inc., an electric meter manufacturing company, from October 1998 to July 2002. Prior to retiring in 1994 from Pacific Gas and Electric Company, he was Vice President, Marketing from February 1993 until December 1994, and was Vice President, Clean Air Vehicles from February 1991 to February 1993. Mr. Bryan holds an M.S. degree in business from Stanford University and a B.S.M.E. degree in mechanical engineering from California State University in San Jose. Mr. Bryan is also an advisory board member of the Institute of Transportation Studies at the University of California, Davis.

Marco Di Toro, 47, has served as a director of Fuel Systems since April 1, 2005 and currently serves on our Nominating and Corporate Governance Committee. He has been a partner in the law firm of Grosso, de Rienzo, Riscossa, Gerlin e Associati in Turin, Italy since 1994. Mr. Di Toro holds a law degree from Università Cattolica del Sacro Cuore, Milan (Catholic University of Sacred Heart of Jesus, Milan).

Douglas R. King, 65, has served as a director of Fuel Systems since April 2006 and currently serves as Chairman of our Audit Committee and a member of our Nominating and Corporate Governance Committee. Mr. King is a Certified Public Accountant with significant experience in the accounting industry, including over 30 years of auditing experience at Ernst & Young LLP where he served in various capacities in multiple offices. Most recently, Mr. King served as the Managing Partner of the San Francisco Office of Ernst & Young LLP from 1998 until his retirement in 2002. Currently, Mr. King is a member of the Board of Directors of ASSIA, Inc., a privately held technology company; a member of the Board of Directors, Chairman of the Audit Committee and member of the Executive Compensation Committee of SJW Corp; and a member of the Board of Directors, Chairman of the Audit Committee and member of the Corporate Governance Committee of Rackable Systems, Inc., a public company.

J. David Power III, 76, has served as a director of Fuel Systems since August 2000 and is currently a member of the Nominating and Corporate Governance Committee and the Compensation Committee. He is the founder of J.D. Power and Associates where he has served as Chairman since 1996. Mr. Power has previously worked with Ford Motor Company, General Motors Corporation and J.I. Case Company. Mr. Power was a recipient of the Automotive Hall of Fame’s Distinguished Service Citation. Mr. Power graduated from the College of Holy Cross, holds an M.B.A. degree from The Wharton School of Finance at the University of Pennsylvania and holds honorary doctorate degrees from College of the Holy Cross, California Lutheran University and California State University, Northridge. Mr. Power III is also a director and member of the operating committee of the publicly traded DealerTrack Holdings, Inc.

Aldo Zanvercelli, 68, became a director of Fuel Systems in August 2006. Mr. Zanvercelli holds a degree in electrical engineering and has significant international business and manufacturing experience, including over 30 years of experience at Alenia Aeronautica where he served in various engineering, design and managerial capacities. In 2000, Mr. Zanvercelli formed the consulting and formation group, Intesis S.r.l., which focuses on inventions for the innovation and development of company organizational systems.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Fuel Systems common stock. Executive officers, directors and owners of greater than 10% of our stock are required by SEC regulations to furnish copies of all Section 16(a) reports they file. Based solely upon a review of the filings furnished pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 or advice that no filings were required, all filing requirements of Section 16(a) were timely complied with during the year ended December 31, 2007, except for the following: the Company failed to assist each of our non-employee directors in filing timely Form 4s reporting their annual restricted stock grants; the Company failed to assist Messrs. Bryan, Mariano Costamagna, Jacobs (director through December 21, 2007) and Power in timely filing Form 4s to report repriced option grants that resulted from our voluntary review of our historical stock option grant practices; the Company failed to assist Messrs. Bryan, Di Toro and Jacobs (director through December 21, 2007) in timely reporting one Company matching contribution made in the form of a phantom stock grant to each of these directors’ deferred compensation plan accounts; and the Company failed to assist Mr. King in timely reporting two Company matching contributions made in the form of phantom stock grants to his deferred compensation plan account.

Audit Committee Financial Expert

The Board of Directors of Fuel Systems has an Audit Committee comprised of Messrs. King and Bryan, with Mr. King being the chairman. Our Board of Directors has determined that Mr. King qualifies as a financial expert according the to SEC’s regulations. Both members of our Audit Committee meet the independence requirements of the SEC regulations and The Nasdaq Marketplace Rules.

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

Compensation Discussion and Analysis

In this section, we discuss certain aspects of our compensation policies as they apply to our Chief Executive Officer, our Chief Financial Officer and our three other most highly-compensated executive officers in 2007. For purposes of this disclosure, our three other most highly-compensated executive officers include executive officers at our subsidiaries. We refer to these five individuals throughout as the “Named Executive Officers.” Our discussion and the following tabular disclosure focuses on compensation and policies relating to the year ended December 31, 2007.

Operation of the Compensation Committee

The Compensation Committee is appointed by the Board of Directors to approve and evaluate all of the Company’s compensation programs, policies and plans, as they affect the executive officers. During 2007, the Compensation Committee consisted of three outside, non-employee directors who were considered to be independent under the Nasdaq Marketplace Rules. The Compensation Committee held eight meetings in 2007, most of which included “executive sessions” where members of management were not present. As of December 31, 2007, the Compensation Committee comprised of Messrs. Bryan and Zanvercelli.

The Compensation Committee is directly responsible for the evaluation of the performance of the Chief Executive Officer, or CEO, and the associated adjustments to the elements of his compensation package, as discussed in more detail below. Each year, the Compensation Committee conducts a detailed evaluation of the CEO and his role in the Company’s performance. The CEO does not participate in any process related to establishing his own pay, other than providing a self-evaluation to the Compensation Committee.

The Compensation Committee receives compensation recommendations from the CEO and approves or modifies them in the exercise of its judgment based on the Board’s interactions with the Named Executive Officers. Ultimately, the Compensation Committee has full discretion to make compensation decisions for our executive officers, bound only by the Company’s pre-existing contractual obligations.

Compensation Philosophy

Our compensation policies are designed to align the financial interests of our management with those of our stockholders, and to take into account our operating results and expectations for continued growth and enhanced profitability. Overall, we seek to provide compensation packages that are competitive in terms of total potential value to our executives, but that are also tailored to the unique characteristics of our Company.

The Company recently returned to profitability after several years of losses, and we wish to reinforce our continued profitability. To that end, we established the 2006 Incentive Bonus Plan, which enables our employees to share in the Company’s financial success if, and to the extent that, we are profitable. In addition, we value the concept of rewarding all employees, and not just our executives, for the Company’s successes. Implementing these priorities, our 2006 Incentive Bonus Plan permits bonuses to be awarded to any employee at any of our worldwide locations if the division where such employee works is profitable and if he or she has meet all applicable personal performance targets.

Since its adoption, we generally have not provided any incentive compensation, in the form of equity or cash, to our executive officers outside of the 2006 Incentive Bonus Plan. We currently do not have any intention to provide any cash or equity incentive compensation outside the 2006 Incentive Bonus Plan. We believe our incentive compensation philosophy motivates our executives and our rank and file employees to share the same goal with our stockholders: maximizing profits.

Engagement of a Compensation Consultant

The Compensation Committee has the authority and access to the funds to engage outside compensation consultants for our analysis of compensation issues as we deem appropriate. In 2007 we hired an outside compensation consultant, Vivient Consulting LLC, to review the compensation of Mariano Costamagna, Thomas M. Costales, Roberto Olivo and Bill E. Larkin, our Corporate Controller, and to compare their compensation to the compensation generally offered by two selected groups of peer companies. The peer groups were selected by Vivient Consulting and included publicly traded, geographically diverse companies in a similar industry and of a similar size to Fuel Systems and publicly traded manufacturing companies with California headquarters and significant international operations. The Compensation Committee is also pursuing, but does not yet have, similar peer-group comparison data for our Italian-based executives.

We recognize that we may not be able to recruit and retain key executives if we do not offer competitive compensation packages, and we were interested to learn how Fuel Systems’ compensation compared to compensation at other companies as reported by Vivient Consulting. Our compensation philosophy is to focus on and reward the achievements of the Company and the executives themselves. Using the information provided by Vivient Consulting, the Compensation Committee decided not to change any of our compensation practices in 2007 based on the compensation consultant’s report.

Elements of Compensation

Compensation for each executive officer for 2007 consisted of a base salary, the opportunity to receive an annual bonus in the form of cash and/or restricted stock under our 2006 Incentive Bonus Plan and assorted other benefits and perquisites. We provide a competitive base salary and benefits package that management and the Compensation Committee believe is consistent with market practice based on our peer groups surveyed, which allows us to attract and retain key executives and employees.

The opportunity to receive a cash bonus under the 2006 Incentive Bonus Plan focuses our executive officers on short-term performance and provides them with an immediate reward, while the restricted stock grants are long-term incentives designed to encourage the achievement of corporate goals and the growth of stockholder value over the longer term. We prefer to grant restricted stock over stock options to employees as an equity incentive. We have not granted stock options to any employees or directors for several years, and we do not intend to grant any stock options in the foreseeable future. We have not established minimum stock ownership guidelines for our executive officers or adopted a policy requiring them to retain their Fuel Systems stock for any period of time.

Base Salary

The Compensation Committee has the exclusive authority to set the CEO’s compensation. The committee reviews the CEO’s performance annually and, based on this review, it may determine to adjust his compensation, subject to the terms of his employment agreement. Mr. Mariano Costamagna became the Company’s Chief Executive Officer on January 1, 2005 as part of our strategic acquisition of BRC. Pursuant to his employment agreement entered into at that time, Mr. Costamagna will serve as our Chief Executive Officer until May 31, 2009 with a base salary of no less than $360,000 per year. The Compensation Committee has not raised his base salary since the time his employment agreement was executed. While Mr. Costamagna does not earn a fee for his services as one of the Company’s directors, he does earn a fee of €100,000 per year (approximately $147,000 converted into U.S. dollars as of December 31, 2007) for acting as a director of one of our wholly-owned subsidiaries. This amount in euros did not increase from 2006 to 2007. However, because of exchange rate fluctuations, the U.S. dollar-equivalent of the payments Mr. Costamagna received in euros increased.

Our CEO annually reviews the performance of our other Named Executive Officers and subsequently presents conclusions and recommendations regarding these officers, including proposed salary adjustments, to the Compensation Committee. The committee then makes the final decision regarding any adjustments or awards. The review of performance by the Committee and the CEO of other executive officers is a subjective assessment of each executive’s contribution to Company or division performance, leadership qualities, strengths and weaknesses and the individual’s performance relative to goals set by Mariano Costamagna and the Compensation Committee. The Compensation Committee and the CEO do not systematically assign a weight to the factors they consider, and may, in their discretion, consider or disregard any one factor that, in their discretion is important to or irrelevant for a particular executive.

Given the Company’s performance in 2007, including the fact that the Company’s independent accountant’s report for fiscal 2006 contained findings of material weaknesses in the Company’s internal control over financial reporting, the Compensation Committee did not believe that any of the Named Executive Officers merited a raise in his base salary. The Summary Compensation Table shows the 2007 base salaries of Pier Antonio Costamagna and Marco Seimandi being higher than their respective base salaries in 2006. However, neither of these officers received a raise from 2006 to 2007. They are both paid in euros, but their compensation reported in the Summary Compensation Table is reported in dollars based on the currency exchange rate at the end of each applicable year. The increase in base salary shown in the Summary Compensation Table is a result of exchange rate fluctuation rather than a change in compensation paid to these officers.

During 2007, we hired two new executive officers, including Mr. Beale, our Vice President of Business Development, who is one of our Named Executive Officers. Since Mr. Beale holds a new position at our Company, we did not have a historical salary reference point for this position. In setting his base salary, we and the CEO considered the amounts the Company had paid Mr. Beale for consulting work he performed prior to his hiring as an executive officer, the relative base salaries of the other executive officers and the survey data provided by our outside compensation consultant.

Bonus Compensation under 2006 Incentive Bonus Plan

We made our first awards under the 2006 Incentive Bonus Plan in 2007. We believe this plan enhances the Company’s compensation structure and strategy and encourages results-oriented actions on the part of all employees throughout the Company. Executive employees, including our Named Executive Officers, participate in the 2006 Incentive Bonus Plan on the same terms as all other employees. The plan is dynamic enough to provide us with the framework to grant cash bonuses and/or grant restricted stock awards as bonus compensation. This flexibility allows us to provide a combination of short- and long-term incentives as we determine appropriate. The plan also emphasizes our commitment to stockholder value since no bonuses are paid to any employees unless the division in which that employee works is profitable.

The framework for this plan was originally conceived by Mariano Costamagna, our CEO, but was drafted and is administered by the Compensation Committee who has final decision-making authority over its implementation. The plan was approved by stockholders at our 2006 annual meeting.

All employees of the Company and its subsidiaries worldwide are eligible to participate in the 2006 Incentive Bonus Plan if they have been employed for at least the final six months of the applicable year and if they are employed by the Company or any of its subsidiaries on the date that awards are given. None of the Company’s employees (including the Named Executive Officers) are guaranteed a bonus. An eligible employee will only receive his or her bonus if he or she works in a division that makes a net profit for the year and, as the Committee determines, if that employee has successfully met his or her individual performance goals for that year. The Compensation Committee did not implement the individual performance goal requirement for the awards granted in 2007 (based on profit made in fiscal year 2006) or for the awards to be granted in 2008 (based on profit made in fiscal year 2007).

The Compensation Committee administers the plan, which includes working with the CEO to determine the individual performance goals of eligible employees (as applicable) and the sizes of awards granted to eligible employees after those employees have met all requirements to receive awards. However, the Compensation Committee may delegate the administration of the plan and the setting of targets and payment amounts for non-officer employees of the Company to a committee of officers, including the CEO.

After the end of each year, the Company sets aside up to ten percent of the net profits of each operating division (currently, IMPCO or BRC, as applicable) as a bonus pool for distribution to eligible employees of that division. The awards to eligible employees of a profitable division will be distributed out of this bonus pool to all eligible employees if the Compensation Committee has not implemented the requirement of meeting individual performance goals or to those employees who have achieved their personal performance goals if the Compensation Committee has implemented that requirement. If the division in which an eligible employee works does not make a profit during a year, the employee will not receive a bonus under the plan, regardless of the employee’s personal accomplishments. Also, if the Compensation Committee has implemented the individual performance goals, an eligible employee will not receive a bonus if he or she does not meet his or her performance goals, regardless of the profit the division has made. Executive officers and employees who work for our corporate headquarters and other eligible employees who provide support services to our operating divisions, but who are not directly employed by any of our profitable operating divisions, may be eligible to receive bonuses out of the profit pool of one or more profitable divisions, in the sole and absolute discretion of the Compensation Committee. Bonuses can be paid in cash, in shares of time-vesting restricted stock or in a combination of the two, at the option of the Compensation Committee.

Both divisions of Fuel Systems were profitable in 2006, therefore, all of the Company’s eligible employees received bonuses in 2007. For the awards granted in 2007, the Compensation Committee determined, based on recommendations from the CEO, that 20% of the available IMPCO bonus pool, plus 26% of the available BRC bonus pool, should be allocated to Company’s CEO and the executive officers who report directly to him. That portion of the bonus pool was then divided among the executive officers in proportion to the relative base salaries of those executive officers.

The Compensation Committee decided that the total compensation amount for each senior executive officer of Fuel Systems or IMPCO located in the United States was most appropriately divided into 35% cash, to provide an immediate reward to employees, and 65% restricted stock to provide a long-term incentive. The Compensation Committee also decided that all BRC employees, including Mr. Pier Antonio Costamagna and Mr. Seimandi, should receive their awards in all cash due to the complications involved in granting stock awards to employees overseas. Due to the all-cash payment received by BRC employees, which was paid in a lump sum and had no restrictions similar to the vesting of restricted stock, the Compensation Committee decided to reduce the size of the bonus pool that was distributed to the BRC employees to 5% of that division’s profits.

Based on profitability of both IMPCO and BRC for 2007, some employees might be provided with bonuses in 2008 based on performance in 2007. For the awards which might be granted for 2007, the Compensation Committee has not yet determined the allocation to the Company’s CEO and the executive officers who report directly to him. It is expected that they will be paid in a manner consistent with the bonus paid in 2007. The Company has accrued $0.8 million as of December 31, 2007 for its total expected 2007 obligation under the plan.

The incentive compensation granted in 2007 under the 2006 Incentive Bonus Plan was based on our divisions’ profitability in 2006 and is included in the accompanying summary compensation table. The table below sets forth the cash and restricted stock that the Named Executive Officers received in 2007:

	Awards under the 2006 Incentive Bonus Plan Awards paid in 2007
Name	Cash ($)	Shares of Restricted Stock (#)
Mariano Costamagna	$135,551	1,916
Matthew Beale (1)	—	—
Thomas M. Costales	47,252	1,117
Pier Antonio Costamagna	11,128	—
Marco Seimandi	40,555	—

(1)	Mr. Beale was hired in February 2007 and was not eligible for an award in 2007 under the 2006 Incentive Bonus Plan.

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

Repricing of Certain Option Grants

We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our executive officers in the Company’s equity. Accordingly, we provide our executive officers and employees with the opportunity to receive restricted stock awards under our 2006 Incentive Bonus Plan. We believe restricted stock grants are a more effective equity incentive tool for creating long-term incentives than stock option grants. As such, we have not made any stock option grants since 2004 and do not intend to do so in the foreseeable future. Of our Named Executive Officers, Mariano Costamagna, Pier Antonio Costamagna and Marco Seimandi have received option grants in the past, but Messrs. Beale and Costales joined us after we stopped granting options.

As a result of the voluntary review of our historical stock option grant practices that we conducted in 2007, our Board of Directors determined that several historical stock option grants had been made at incorrect exercise prices, and our Board adjusted those exercise prices to correct those errors on December 21, 2007. Mariano Costamagna, Pier Antonio Costamagna and Marco Seimandi each had option grants that were originally granted at a price the Board determined was below fair market value on the date of the grant. The Board repriced Mariano Costamagna’s options to the correct fair market value on the date of grant, but did not reprice the options of Pier Antonio Costamagna and Marco Seimandi since they are employed overseas. The following table gives details regarding Mariano Costamagna’s two repriced stock option grants.

Original Grant Date	Number of Shares Underlying Option (#)	Original Incorrect Exercise Price ($/sh)	Corrected Exercise Price ($/sh)	Total Additional Cost to Exercise Option Grant in Full ($)
May 27, 2003	10,000	$6.12	$15.20	$90,800
October 1, 2003	6,000	14.34	17.06	16,320

The Board of Directors provided most employees whose stock options were repriced with a one-time payment compensating the employees for the difference between the original incorrect exercise price and the corrected higher exercise price, including the impact for the estimated amount of taxes that would need to be paid by such employees who received such one-time payments. However, the Board did not authorize these compensating payments for executive officers and directors who had their options repriced.

The repricing of these option grants did not result in any incremental fair value calculated at December 21, 2007. Therefore, in accordance with SFAS 123R, there is no additional share-based compensation cost to be recognized as a result of the repricing.

Deferred Compensation Plan

Another manner in which we encourage our senior employees, including our Named Executive Officers, to align their interests with those of our stockholders is through participation in our deferred compensation plan. Participation in the deferred compensation plan is limited to members of the Board of Directors and senior managers of Fuel Systems and IMPCO. All of our Named Executive Officers, other than Mr. Pier Antonio Costamagna and Mr. Seimandi, are eligible to participate in the deferred compensation plan, but only Mr. Costales has elected to do so at this point.

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

The accompanying Nonqualified Deferred Compensation Plan table gives additional detail about Mr. Costales’ participation in the plan during 2007. As of December 31, 2007, Mr. Costales was 25% vested in any shares purchased on his behalf with matching Company funds. He did not withdraw any funds or receive any distributions from the plan during 2007. Currently, 1,021 shares of the Company’s common stock are held through the plan in Mr. Costales’ name.

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

We maintain a retirement savings plan, or a 401(k) plan, for the benefit of our eligible employees, those who are at least 21 years old and paid from the United States. Currently, employees may elect to defer their compensation up to the statutorily prescribed limit. We match employee contributions up to a limit of 100% of the first 3% of compensation contributed by employees each pay period. An employee’s interests in his or her deferrals are 100% vested when contributed. After two years of employment, the participant is 25% vested in the employer’s matching contributions. Each year thereafter, an additional 25% of the employer’s matching contributions vests, resulting in full vesting after five years of employment. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deducible by us when made. Of our Named Executive Officers, only Mr. Costales participated in our 401(k) plan during 2007.

We do provide some perquisites as additional benefits that are convenient for our executive officers when faced with the demands of their positions. For example, Mr. Costales received an automobile allowance of $12,000 and Mr. Beale received an automobile allowance of $8,769 (which is an annual allowance of $12,000 prorated for the portion of the year that he was employed by us) in 2007. Also, we made some unused space at one of our facilities in Italy available to Mariano Costamagna for the storage of some of his personal automobiles at a value of approximately $4,000, converted into U.S. dollars as of December 31, 2007. Finally, in 2007 we paid the moving expenses for both Messrs. Beale and Olivo who were each residing in Italy when they accepted employment offers from us to work in California.

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

Compensation upon Termination

Other than Mariano Costamagna, our Named Executive Officers do not have specific severance arrangements for themselves.

Mariano Costamagna’s Severance Arrangements. The termination of employment provisions included in Mr. Costamagna’s employment agreement were entered into not only to address competitive concerns when he was originally recruited, but also as part of the negotiated terms of Fuel Systems’ acquisition of BRC, which was previously owned by Mr. Costamagna and his family members.

Mr. Costamagna’s employment agreement contains very limited provisions for termination prior to its expiration on May 31, 2009 (with certain exceptions for termination upon his death). If, during the term of his employment, we terminate his employment other than for “cause” or if he resigns for “good reason,” we must pay him a severance payment equal to $5.0 million (subject to certain limited reductions if he sells more than 20% of the common stock he has received in connection with his sale of his portion of BRC). Accordingly, our right to terminate his employment without triggering this obligation is limited to circumstances in which he commits a crime or engages in gross negligence or willful misconduct that adversely impacts our legitimate business interests or in which his act or omission materially interferes with his duties or represents a breach of his employment agreement that continues following notice and a four-week cure period. Similarly, Mr. Costamagna may resign and claim the severance payment if (after having given written notice and an opportunity to cure a defect) his title, duties, responsibilities or status are materially diminished, if his base salary is reduced, or if his responsibilities are delegated to another person. The severance payment is also triggered upon termination occasioned by death or disability, provided that in such cases he must qualify for life and disability insurance covering these obligations. Moreover, a termination of his employment for any reason constitutes an event as of default under the MTM loan and affords him or his estate an ability to accelerate the amounts then outstanding under that loan. As of April 10, 2008, $12.6 million was outstanding under the MTM loan. In order to avoid defaulting on the MTM loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. As of January 8, 2008, IMPCO U.S. owed MTM an additional $2.6 million in short-term debt that was due March 31, 2008. IMPCO U.S. has not yet made this payment as of the date of this filing. IMPCO U.S. is technically in default on the short-term loans, which are not secured or guaranteed. MTM’s Italian statutory auditor has advised us that they are not willing to permit extensions on the unsecured short-term loans. To date, MTM has not taken any action to force payments.

As a result of these provisions in his employment agreement, any decision on our part to terminate Mariano Costamagna, even for cause, prior to May 31, 2009 would be extremely costly to us.

Treatment of Incentive Compensation Under the 2006 Incentive Bonus Plan. No employee is eligible to receive an incentive compensation award (in cash or restricted stock) if he or she is not employed by the Company on the date the awards are made. Therefore, even if one of our Named Executive Officers was eligible in all other respects to receive incentive compensation under the 2006 Incentive Bonus Plan (for example, he worked for a profitable division, he met his personal performance goals and was employed by the Company or one of its subsidiaries for at least the final six months of the fiscal year), he would not be entitled to any award unless he continued to be employed by the Company on the award grant date.

If any employee who has received a restricted stock award under the 2006 Incentive Bonus Plan leaves the Company for any reason, his or her restricted stock that remains unvested on the date of termination is forfeited.

Treatment of Investments in Deferred Compensation Plan Accounts. Any employee who participates in our deferred compensation plan has an absolute right to the salary he has deferred and contributed to the plan, adjusted for all investment gains, losses and interest, when he leaves the Company regardless of his reason for leaving the Company or his length of service with the Company. In contrast, the participant’s right to the funds contributed by the Company is subject to vesting as described above. Any unvested portion of the Company matching funds contributed to the account in the employee’s name is forfeited by the employee upon his retirement, resignation, disability or termination by the Company for any reason. However, a participant automatically becomes 100% vested in the Company matching funds upon a change in control of the Company or if the participant dies prior to receiving any payments under the plan.

Any participant in the deferred compensation plan who leaves the Company’s employment for any reason can elect how to receive payment (for example, in lump sum or in installments paid over months, quarters or years) for the vested amounts remaining in his account after the end of his employment.

As of December 31, 2007, Mr. Costales had been employed by us for two years and was 25% vested in the shares of Company common stock purchased by us as matching contributions. Therefore, a change in control of the Company as of that date would have resulted in approximately $10,923 of additional payments to Mr. Costales that he would not have been eligible to receive in the absence of a change in control.

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

In addition, this plan gives the Board of Directors the authority to accelerate the vesting of all shares of stock in the event of the Company’s merger with another company or sale of all or substantially all of the Company’s assets. As of December 31, 2007, all of Mariano Costamagna’s options granted under this plan were fully vested, therefore the termination of Mr. Costamagna’s employment or a merger or sale of all or substantially all of the Company’s assets would have no effect on this portion of his compensation.

Treatment of Stock Option Awards Under the 2003 Stock Incentive Plan and the 2004 Stock Incentive Plan. Any options granted under these plans that are unvested upon the termination of employment for any reason are forfeited. In the event of a merger of Fuel Systems with or into another entity in which Fuel Systems is not the surviving corporation, a sale of all or substantially all of the Company’s assets, a transaction in which 50% of the voting equity of the Company is acquired by a person or group of related persons or a transaction in which the owners of the Company’s equity prior to the transaction own less than 50% of the equity subsequent to the transaction, the Board of Directors has the right, but not the obligation, to declare that any or all options that would otherwise be unvested to become vested and exercisable prior to the event.

According to the terms of the 2004 Stock Incentive Plan, the Board of Directors also has the right to accelerate the vesting of any or all options in the event that the Company sells or transfers any of its subsidiaries or divisions to an entity that is not related to the Company. As of December 31, 2007, Messrs. Mariano Costamagna, Pier Antonio Costamagna and Seimandi held unvested options to purchase 1,875 shares, 2,500 shares and 2,500 shares, respectively, of Fuel Systems common stock under these plans. If the vesting on these options were accelerated as of December 31, 2007, Messrs. Mariano Costamagna, Pier Antonio Costamagna and Seimandi would have received $5,419, $7,225 and $7,225 in compensation, respectively.

Conclusion

Our compensation policies are designed to retain and motivate our senior executive officers and to ultimately reward them for outstanding individual and corporate performance. We will continue to monitor these policies to gauge whether they are meeting our expectations and are willing to change them as necessary to accomplish our goals.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained herein with the management of the Company and, based on the review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Submitted by the Compensation Committee:
Norman L. Bryan
Aldo Zanvercelli

Compensation Committee Interlocks and Insider Participation

Messrs. Bryan and Zanvercelli served as members of the Compensation Committee in 2007. None of these persons is or has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks between the Company and other entities involving the Company’s executive officers and directors who serve as executive officers of such entities.

Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers for 2007 and 2006:

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards (#)(1)	All Other Compensation ($)		Total ($)
Mariano Costamagna (Chief Executive Officer and President)	2007	$360,000		$135,551		5,703	$141,265	(2)	$642,519
	2006	360,000		—			132,345	(2)	492,345

Thomas M. Costales (Chief Financial Officer and Secretary)	2007	210,000	(3)	47,252		3,322	30,528	(5)	291,102
	2006	195,600	(3)	15,000	(4)		20,300	(5)	230,900

Matthew Beale (Vice President of Business Development)(6)	2007	153,461		—		—	78,850	(7)	232,311

Pier Antonio Costamagna (Director of Mechanical Engineering of MTM)(8)	2007	411,222		11,128		—	—		422,350
	2006	378,866		—		—	—		378,866

Marco Seimandi (Marketing Director of MTM)(8)	2007	174,904		40,555		—	526	(9)	215,985
	2006	161,223		—		—	524	(9)	161,747

(1)	The fair value of restricted stock grants is computed in accordance with SFAS 123R. See Note 8 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the calculation of the fair value of these awards.
(2)	Of this amount for 2007, $137,074 represents board fees for Mariano Costamagna’s service on MTM’s board (€100,000 converted into U.S. dollars based on the average interbank currency exchange rate for the year ended December 31, 2007), $327 represents life insurance premiums paid by the Company and $3,864 represents the value of space that Mr. Costamagna uses in one of our facilities in which to store some of his personal automobiles. Of this amount for 2006, $132,030 represents board fees for Mariano Costamagna’s service on MTM’s board (€100,000 converted into U.S. dollars based on the average interbank currency exchange rate for the year ended December 31, 2006), and $315 represents life insurance premiums paid by the Company.
(3)	Mr. Costales elected to defer $53,950 and $11,400 in 2007 and 2006, respectively, of the amounts reported as his salary into our deferred compensation plan. See the Nonqualified Deferred Compensation Plan Table below for additional detail. Mr. Costales’ salary was raised in June 2006 from $180,000 to $210,000 per year.
(4)	This bonus was paid in 2006 for services rendered in 2005.
(5)	Of this amount for 2007, $5,526 represents 401(k) matching contributions paid by the Company, $502 represents life insurance premiums paid by the Company, $12,500 represents deferred compensation plan contributions paid by the Company and $12,000 represents an automobile allowance. Of this amount for 2006, $2,285 represents 401(k) matching contributions paid by the Company, $315 represents life insurance premiums paid by the Company, $5,700 represents deferred compensation plan contributions paid by the Company and $12,000 represents an automobile allowance.
(6)	Mr. Beale was hired in February 2007.
(7)	Of this amount, $70,000 represents moving expenses paid by the Company to move Mr. Beale and his family to California from Italy, $81 represents life insurance premiums paid by the Company and $8,769 represents an automobile allowance.
(8)	All amounts paid to Pier Antonio Costamagna and Marco Seimandi were paid in euros and have been converted into U.S. dollars at the average interbank currency exchange rate for the year of the applicable year. Due to currency fluctuations from the end of 2006 to the end of 2007, the base salary for each of these executives appears to have risen, but the base salary that each received in euros did not increase from 2006 to 2007.
(9)	This amount represents life insurance premiums paid by the Company.

Employment Agreements with Named Executive Officers

Mariano Costamagna’s Employment Agreement

Mariano Costamagna entered into an employment agreement effective January 1, 2005 in connection with the Company’s negotiated acquisition of BRC, which was previously owned by Mr. Costamagna and his family. Under this agreement, Mr. Costamagna serves as our Chief Executive Officer until May 31, 2009. Mr. Costamagna’s salary is to be no less than $360,000 per year, and he is entitled to receive bonus incentives. In addition to his base salary, he will also be paid €100,000 per year (approximately $147,000 converted into U.S. dollars as of December 31, 2007) as compensation for his services as a director of BRC until May 30, 2011.

Mariano Costamagna’s employment agreement contains very limited provisions for termination (with certain exceptions for termination upon his death). If, during the term of his employment, we terminate his employment other than for “cause” or if he resigns for “good reason,” we must pay him a severance payment equal to $5.0 million (subject to certain limited reductions if he sells more than 20% of the common stock he has received in connection with his sales of his portion of BRC). Accordingly, our right to terminate his employment without triggering this obligation is limited to circumstances in which he commits a crime or engages in gross negligence or willful misconduct that adversely impacts our legitimate business interests or in which his act or omission materially interferes with his duties or represents a breach of his employment agreement that continues following notice and a four-week cure period. Similarly, Mr. Costamagna may resign and claim the severance payment if (after having given written notice and an opportunity to cure a defect) his title, duties, responsibilities or status are materially diminished, if his base salary or bonus is inappropriately reduced, or if his responsibilities are delegated to another person. The severance payment is also triggered upon termination occasioned by death or disability, provided that in such cases he must qualify for life and disability insurance covering these obligations. Moreover, a termination of his employment for any reason (with limited exceptions for termination upon his death) constitutes an event as of default under the MTM loan and affords him or his estate an ability to accelerate the amounts then outstanding under that loan. As of April 10, 2008, $12.6 million was outstanding under the MTM loan. In order to avoid defaulting on the MTM loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. As of January 8, 2008, IMPCO U.S. owed MTM an additional $2.6 million in short-term debt that was due March 31, 2008. IMPCO U.S. has not yet made this payment as of the date of this filing. IMPCO U.S. is technically in default on the short-term loans, which are not secured or guaranteed. MTM’s Italian statutory auditor has advised us that they are not willing to permit extensions on the unsecured short-term loans. To date, MTM has not taken any action to force payments.

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

Grants of Plan-Based Awards in 2007

The Company awarded cash and restricted stock grants under our 2006 Incentive Bonus Plan to four of the Named Executive Officers in 2007, as described below. The Company did not award any stock options during 2007, but as a result of its voluntary review of its historical stock option grant practices, it did reprice certain option grants as described more fully below. The repriced options are included in this table.

Name	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
			Target ($)(1)	Target (#)(2)
Mariano Costamagna	5/4/07		$135,551	1,916	—	—	$34,218
	5/27/03	(5)	—	—	10,000	$15.20	—
	10/1/03	(5)	—	—	6,000	17.06	—

Matthew Beale	—		—	—	—	—	—

Thomas M. Costales	5/4/07		47,252	1,117	—	—	19,949

Pier Antonio Costamagna	5/4/07		11,128	—	—	—	—

Marco Seimandi	5/4/07		40,555	—	—	—	—

(1)	The amounts shown in this column were awarded under our 2006 Incentive Bonus Plan and paid in a lump-sum on May 4, 2007. No future cash payments will be made with respect to this award.
(2)	These shares of restricted stock were granted on May 4, 2007 under our 2006 Incentive Bonus Plan. One quarter of the total vested immediately. An additional one quarter of the total grant vests on each of May 4, 2008, May 4, 2009 and May 4, 2010. The only condition to the vesting of the restricted stock is the Named Executive Officer’s continued employment with the Company.

(3)	The exercise price stated is the revised exercise price, after giving effect to the repricing of the stock option grants.
(4)	The fair value of restricted stock grants is computed in accordance with SFAS 123R. See Note 8 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the calculation of the fair value of these awards.
(5)	The date given is the original grant date for an option granted under the 2003 Stock Incentive Plan that was repriced on December 21, 2007 as described in further detail in the text following this table.

Outstanding Equity Awards at Fiscal Year End 2007

The following table provides a summary of stock option and unvested restricted stock awards held by the Named Executive Officers that were outstanding as of December 31, 2007.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)
Name	Exercisable	Unexercisable
Mariano Costamagna	—	—		—	—	1,437	(2)	$20,535
	10,000	—		$15.20	5/27/2013	—		—
	1,500	—		14.34	10/1/2013	—		—
	6,000	—		17.06	10/1/2013	—		—
	5,625	1,875	(1)	11.40	5/17/2014	—		—

Matthew Beale	—	—		—	—	—		—

Thomas M. Costales	—	—		—	—	838	(2)	11,975

Pier Antonio Costamagna	10,000	—		6.12	5/27/2013	—		—
	7,500	2,500	(1)	11.40	5/17/2014	—		—

Marco Seimandi	6,000	—		6.12	5/27/2013	—		—
	7,500	2,500	(1)	11.40	5/17/2014	—		—

(1)	These shares will vest on May 17, 2008.
(2)	These shares of restricted stock will vest in equal installments on May 4, 2008, May 4, 2009 and May 4, 2010.

Option Exercises and Stock Vested in 2007

None of our Named Executive Officers exercised any stock options during 2007. The following table provides a summary of the restricted stock held by the Named Executive Officers that vested during 2007.

	Restricted Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mariano Costamagna	479	$8,554
Matthew Beale	—	—
Thomas M. Costales	279	4,983
Pier Antonio Costamagna	—	—
Marco Seimandi	—	—

Pension Benefits

We do not have any pension plans.

Nonqualified Deferred Compensation in 2007

Our Named Executive Officers are eligible to participate in our deferred compensation plan, as discussed above, pursuant to which they may elect to defer a portion of their salary, which is invested as they direct. The Company matches 50% of the participant’s contribution up to an annual maximum of $12,500, which is invested in shares of our common stock acquired in the open market and those shares become subject to vesting provisions. Mr. Costales is the only Named Executive Officer who elected to participate in this plan in 2007 as indicated in the table below. None of the Named Executive Officers withdrew any funds or received a distribution of any funds from the plan in 2007.

Participants in the deferred compensation plan are completely vested at all times in the amounts that they have deferred from their salaries into the plan and any interest on those amounts. The shares purchased by the Company with matching funds vest based on the length of time the participant has been employed by the Company. After two years of employment, 25% of the total shares purchased with Company matching funds vest, after three years 50% vest, after four years 75% vest and after five years all shares owned at that time or acquired after that time are fully vested. As of December 31, 2007, Mr. Costales was 25% vested in the shares purchased with Company matching funds.

The following table provides information about the deferred compensation plan holdings and investments of the Named Executive Officers during 2007:

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings in Last Fiscal Year ($) (3)	Aggregate Balance at Last Fiscal Year-End ($) (4)
Mariano Costamagna	—	—	—	—
Matthew Beale	—	—	—	—
Thomas M. Costales	$53,950	$12,500	$234	$86,222
Pier Antonio Costamagna	—	—	—	—
Marco Seimandi	—	—	—	—

(1)	These amounts are included in the “Salary” column in the summary compensation table.
(2)	These amounts are included in the “All Other Compensation” column of the summary compensation table.
(3)	These amounts represent appreciation and investment gains held in the accounts of the participants.
(4)	Of these amounts, an aggregate of $19,538 was previously reported in the summary compensation table for Mr. Costales in 2005 and 2006.

Potential Payments upon Termination or Change in Control

Other than Mr. Mariano Costamagna and Mr. Pier Antonio Costamagna, our Named Executive Officers have not negotiated specific severance arrangements for themselves.

Mariano Costamagna’s Severance Arrangements. Mariano Costamagna’s employment agreement contains very limited provisions for termination prior to its expiration on May 31, 2009 (with certain exceptions for termination upon his death). If, during the term of his employment, we terminate his employment other than for “cause” or if he resigns for “good reason,” we must pay him a severance payment equal to $5.0 million (subject to certain limited reductions if he sells more than 20% of the common stock he has received in connection with his sale of his portion of BRC). Accordingly, our right to terminate his employment without triggering this obligation is limited to circumstances in which he commits a crime or engages in gross negligence or willful misconduct that adversely impacts our legitimate business interests or in which his act or omission materially interferes with his duties or represents a breach of his employment agreement that continues following notice and a four-week cure period. Similarly, Mr. Costamagna may resign and claim the severance payment if (after having given written notice and an opportunity to cure a defect) his title, duties, responsibilities or status are materially diminished, if his base salary is reduced, or if his responsibilities are delegated to another person. The severance payment is also triggered upon termination occasioned by death or disability, provided that in such cases he must qualify for life and disability insurance covering these obligations. Moreover, a termination of his employment for any reason constitutes an event as of default under the MTM loan and affords him or his estate an ability to accelerate the amounts then outstanding under that loan. As of April 10, 2008, $12.6 million was outstanding under the MTM loan. In order to avoid defaulting on the MTM loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. As of January 8, 2008, IMPCO U.S. owed MTM an additional $2.6 million in short-term debt that was due March 31, 2008. IMPCO U.S. has not yet made this payment as of the date of this filing. IMPCO U.S. is technically in default on the short-term loans, which are not secured or guaranteed. MTM’s Italian statutory auditor has advised us that they are not willing to permit extensions on the unsecured short-term loans. To date, MTM has not taken any action to force payment.

Treatment of Investments in Deferred Compensation Plan Accounts. Any employee who participates in our deferred compensation plan has an absolute right to the salary he deferred and contributed to the plan, adjusted for all investment gains, losses and interest, when he leaves the Company regardless of his reason for leaving the Company or his length of service with the Company. In contrast, the participant’s right to the funds contributed by the Company is subject to vesting as described above. Any unvested portion of the Company matching funds contributed to the account in the employee’s name is forfeited by the employee upon his retirement, resignation, disability or termination by the Company for any reason. However, a participant automatically becomes 100% vested in the Company matching funds upon a change in control of the Company or if the participant dies prior to receiving any payments under the plan.

As of December 31, 2007, Mr. Costales had been employed by us for two years and was 25% vested in the shares of Company common stock purchased by us as matching contributions. Therefore, a change in control of the Company as of that date would have resulted in approximately $10,923 of additional payments to Mr. Costales that he would not have been eligible to receive in the absence of a change in control.

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

According to the terms of the 2004 Stock Incentive Plan, the Board of Directors also has the right to accelerate the vesting of any or all options in the event that the Company sells or transfers any of its subsidiaries or divisions to an entity that is not related to the Company. As of December 31, 2007, Messrs. Mariano Costamagna, Pier Antonio Costamagna and Seimandi held unvested options to purchase 1,875 shares, 2,500 shares and 2,500 shares, respectively, of Fuel Systems common stock under these plans. If the vesting on these options had accelerated as of December 31, 2007, Messrs. Mariano Costamagna, Pier Antonio Costamagna and Seimandi would have received $5,419, $7,225 and $7,225 in compensation, respectively.

Director Compensation

From January 1, 2007 to November 30, 2007, the payment structure was as follows for our independent directors:

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

Effective December 1, 2007, the Board determined to pay $2,500 cash to each non-employee director per day of Board meetings attended in person if the Board meeting is held in the director’s home country. In addition, the Company will pay $7,500 cash to each non-employee director for each Board meeting attended in person, if the meeting is not held in the director’s home country. The $7,500 fee is a flat fee that is payable only once per meeting, no matter how long the meeting lasts.

At this time, all of our non-employee directors are also independent directors. In the event that new directors join our Board who are not employees but who do not qualify as independent, the Board may revisit this compensation structure as it applies to non-employee directors who are not independent.

Special Committee Compensation

In 2007, our Board of directors created a special committee to review the Company’s historical stock option grant practices. This special committee consisted of Messrs. King (as Chairman), Di Toro and Zanvercelli. Due to the intensive amount of work required of the special committee members, the Compensation Committee recommended to the Board and the Board approved additional payments to the special committee members. Mr. King received $10,000 per month to serve as chairman of the special committee. Messrs. Di Toro and Zanvercelli received one-time payments of $5,000 each for their service. In addition, all three of the special committee members received $2,500 for each day of in-person committee meetings, provided that there were no other Board or committee meetings on the same day as or on the days immediately preceding or following such special committee meetings, $1,000 for each day of in-person committee meetings if there were other Board or committee meetings on the same day or on the days immediately preceding or following such special committee meetings and $1,000 for each telephonic meeting.

Participation in the Deferred Compensation Plan

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

As of December 31, 2007, Mr. Bryan was fully vested in the shares purchased through the deferred compensation plan with Company matching funds, Mr. Di Toro was 25% vested in the shares purchased through the deferred compensation plan with Company matching funds, Mr. Jacobs was 50% vested in the shares purchased through the deferred compensation plan with Company matching funds, and Mr. King was not vested in any shares purchased through the deferred compensation plan with Company matching funds.

Repricing of Director Stock Options

As a result of the voluntary review of our historical stock option grant practices that we conducted in 2007, our Board of directors determined that several historical stock option grants had been made at incorrect exercise prices and our Board adjusted those exercise prices to correct the errors on December 21, 2007. Two of our directors and one director that served through December 21, 2007 (in addition to Mariano Costamagna whose repriced options were discussed above) had option grants repriced. The affected option grants are as follows:

Director	Original Grant Date	Number of Shares Underlying Option (#)	Original Incorrect Exercise Price ($/sh)	Corrected Exercise Price ($/sh)	Total Additional Cost to Director to Exercise Option Grant in Full ($)
Norm Bryan	12/20/00	4,000	$14.34	$23.54	$36,800
	8/15/02	25,000	6.60	9.10	62,500
	10/1/03	6,000	14.34	17.06	16,320
	11/23/04	7,500	12.04	12.61	4,275

John Jacobs	5/17/04	12,500	11.40	11.72	4,000
	11/23/04	7,500	12.04	12.61	4,275

J. David Power III	12/20/00	10,000	14.34	27.46	131,200
	8/15/02	25,000	6.60	9.10	62,500
	10/1/03	6,000	14.34	17.06	16,320
	11/23/04	7,500	12.04	12.61	4,275

The Board of Directors provided most employees whose stock options were repriced with a one-time payment compensating the employees for the difference between the original incorrect exercise price and the corrected higher exercise price, including the impact for the estimated amount of taxes that would need to be paid by such employees who received such one-time payments. However, the Board did not authorize these compensating payments for executive officers and directors who had their options repriced.

2007 Director Compensation Table

The following table sets forth a summary of the compensation earned by our directors pursuant to our director compensation policy for the year ended December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) (2)	All Other Compensation ($) (3)	Total ($)
Norman L. Bryan	$62,000	$20,000	$3,100	$85,100
Marco Di Toro	50,000	20,000	10,700	80,700
John Jacobs	48,500	20,000	—	68,500
Douglas R. King	134,193	20,000	12,500	166,693
J. David Power III	30,250	20,000	—	50,250
Aldo Zanvercelli	53,000	20,000	—	73,000

(1)	Each non-employee director receives a $20,000 annual restricted stock grant on the day of our annual stockholder meeting. All directors received this restricted stock grant on November 20, 2007 and all of the grants vested in full on December 31, 2007, other than the grant to Mr. Jacobs, which was granted on December 21, 2007 and the Board determined should vest on its grant date.
(2)	As of December 31, 2007, Messrs. King and Zanvercelli had 933 shares and 992 shares, respectively, of unvested restricted stock outstanding. No other directors held unvested restricted stock as of that date. See Note 8 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of the calculation of the fair value of the restricted stock awards granted in 2007.
(3)	All Other Compensation represents the Company’s matching contribution for directors who elect to defer their director fees into our deferred compensation plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of our common stock as of February 1, 2008, as to:

•	each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock;

•	our Named Executive Officers;

•	each of our directors; and

•	all our directors and executive officers as a group.

Except as otherwise indicated, all of the shares indicated in the table are shares of Fuel Systems common stock and each beneficial owner has sole voting and investment power with respect to the shares set forth opposite his or its name. For the purposes of calculating percentage ownership as of February 1, 2008, 15,499,115 shares were issued and outstanding, and, for any individual who beneficially owns shares of restricted stock that will vest or shares represented by options that are or will become exercisable within 60 days following February 1, 2008, those shares are treated as if outstanding for that person, but not for any other person. In preparing the following table, we relied upon statements filed with the SEC by beneficial owners of more than 5% of the outstanding shares of our common stock pursuant to Section 13(d) or 13(g) of the Securities Act of 1934, unless we knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case we relied upon information, which we considered to be accurate and complete. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Fuel Systems Solutions, Inc., 3030 Susan Street, Santa Ana, California 90704.

	Shares Beneficially Owned
Name of Beneficial Owner	Number		Percentage
5% Stockholders:
FMR LLC	1,436,769	(1)	9.3%
Invesco Ltd.	1,415,450	(2)	9.1%
Franklin Resources, Inc.	933,580	(3)	6.0%

Directors and Executive Officers:
Matthew Beale	—		*
Norman L. Bryan	51,636	(4)	*
Thomas M. Costales	279	(5)	*
Mariano Costamagna	3,491,283	(6)(7)	22.5%
Pier Antonio Costamagna	3,491,283	(6)(8)	22.5%
Marco Di Toro	4,636	(9)	*
Douglas R. King	3,353	(10)	*
Roberto Olivo	1,250	(11)	*
J. David Power III	56,636	(12)	*
Marco Seimandi	13,500	(13)	*
Aldo Zanvercelli	1,894	(14)	*

All executive officers and directors as a group (11 persons)	3,624,467	(15)	23.2%

*	Indicates ownership of less than 1% of the Company’s common stock.
(1)	Based on an Amendment to a Schedule 13G Information Statement filed February 14, 2008 by FMR LLC. The Amended Schedule 13G discloses that VIP III Mid Cap Portfolio, a wholly-owned subsidiary of FMR, is the beneficial owner of 1,011,912 shares of Fuel Systems common stock. FMR and Edward C. Johnson 3d, the Chairman of FMR, each has sole power to dispose of the shares reported in the table. The address of FMR is 82 Devonshire Street, Boston, MA 02109.
(2)	Based on an Amendment to a Schedule 13G Information Statement filed February 14, 2008 by Invesco Ltd. Invesco’s subsidiary, Powershares Capital Management LLC, beneficially owns 1,415,450 shares of Fuel Systems common stock. The address of Invesco is 1360 Peachtree Street NE, Atlanta, Georgia 30309.
(3)	Based on a Schedule 13G Information Statement filed January 31, 2008 by Franklin Resources, Inc. which discloses that its subsidiary, Franklin Templeton Investments Corp., has sole voting and dispositive power over 933,580 shares. Charles B. Johnson and Rupert H. Johnson, Jr. are the principal stockholders of Franklin Resources and therefore may be deemed to be beneficial owners of the shares held by Franklin Templeton Investments Corp. The address of Franklin Resources, Charles B. Johnson and Rupert H. Johnson, Jr. is One Franklin Parkway, San Mateo, California 94403. The address of Franklin Templeton Investments Corp. is 200 King Street W, Suite 1500, Toronto, Ontario, Canada M5H 3T4.
(4)	Includes 47,750 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following February 1, 2008. Does not include 1,402 shares invested in the Company’s deferred compensation plan in Mr. Bryan’s name.
(5)	Does not include 1,021 shares invested in the Company’s deferred compensation plan in Mr. Costales’ name or 838 shares of unvested restricted stock.
(6)	Pier Antonio Costamagna, Chief Technology Officer of BRC, is the brother of Mariano Costamagna, Chief Executive Officer, President and a director.
(7)	Includes 23,125 shares subject to options exercisable prior to or within 60 days following February 1, 2008, 1,645,961 shares held by Pier Antonio Costamagna, 44,313 shares held by Pier Antonio Costamagna’s spouse and 44,313 shares held by Mariano Costamagna’s spouse to which he disclaims beneficial ownership. Does not include 1,437 shares of unvested restricted stock.
(8)	Includes 17,500 shares subject to options exercisable prior to or within 60 days following February 1, 2008, 1,716,071 shares held by Mariano Costamagna, 44,313 shares held by Mariano Costamagna’s spouse and 44,313 shares held by Pier Antonio Costamagna’s spouse to which he disclaims beneficial ownership.

(9)	Does not include 703 shares invested in the Company’s deferred compensation plan in Mr. Di Toro’s name.
(10)	Does not include 933 shares of unvested restricted stock held by Mr. King or 9,130 shares invested in the Company’s deferred compensation plan in Mr. King’s name.
(11)	The shares reported in the table are owned by Mr. Olivo’s wife.
(12)	Includes 53,750 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following February 1, 2008.
(13)	Includes 13,500 shares subject to options exercisable prior to or within 60 days following February 1, 2008.
(14)	Does not include 992 shares of unvested restricted stock held by Mr. Zanvercelli.
(15)	Includes an aggregate of 155,625 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following February 1, 2008.

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders. The following table sets forth information about our common stock that may be issued under our equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Stockholders	264,726	$11.92	799,991
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	264,726	11.92	799,991

(1)	Includes 438,315 shares of common stock available for issuance under our stock option plans, as well as 361,676 shares of restricted stock available for issuance under our 2006 Equity Incentive Plan. We currently have no intention to issue any stock options under any of our stock option plans in the foreseeable future.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Independent Directors

The Board of directors has determined that all of our directors during 2007, other than Mariano Costamagna, were “independent” according to the definition contained in Nasdaq Marketplace Rule 4200(a)(15). In addition, all members of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees were “independent” during 2007 according to the same standard.

Review and Approval of Transactions with Related Parties

Pursuant to our Code of Ethics (a copy of which may be found on our website, www.fuelsystemssolutions.com), all of our directors, officers and employees and those of our subsidiaries are required to disclose to our Board of Directors (for all directors and executive officers) or our human resources manager (for our other employees) any direct or indirect transaction or relationship that reasonably could be expected to give rise to an actual or apparent conflict of interest between any of them, personally, and us or our subsidiaries. In approving or rejecting a proposed transaction, the disinterested members of our Board of Directors or our human resources manager, as applicable, will consider the facts and circumstances available and deemed relevant, including but not limited to, the risks, costs, and benefits to us, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence. After concluding their review, they will only approve those transactions that, in light of known circumstances, are in or are not inconsistent with, our best interests, as they determine in good faith.

Family Relationships Among Executive Officers

Mariano Costamagna, our President and Chief Executive Officer and member of our Board of Directors, is the brother of Pier Antonio Costamagna, the Director of Mechanical Engineering of MTM, an indirect wholly owned subsidiary of Fuel Systems. Mariano Costamagna is also the brother-in-law of Margherita Piumatti, Human Resources Manager of MTM. Ms. Piumatti’s annual salary is approximately $90,000, using the euro to U.S. dollar exchange rate at December 31, 2007. In addition, Pier Antonio Costamagna’s son, Marco Costamagna, is a director of our indirect subsidiaries WMTM, BRC Brazil and NGLOG.

MTM Loan

On December 23, 2004 we entered into the MTM loan pursuant to which we borrowed $22.0 million. The loan proceeds were used to retire all debts and related obligations we had incurred pursuant to an agreement with an unrelated third party. The MTM loan carries an interest rate equal to 3-month EURIBOR plus 1.5% per annum, which totaled approximately 6.2% as of December 31, 2007. The MTM loan matures on December 31, 2009 and is being repaid in quarterly installments beginning April 1, 2005, each payment in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with a $5.0 million “balloon payment” of the remaining unpaid principal and interest due on December 31, 2009. This loan may be accelerated in the event that any payment is not made within 15 days of the date when due, if the employment of Mariano Costamagna as our Chief Executive Officer is terminated for any reason (with certain exceptions for termination upon Mr. Costamagna’s death), if we materially breach his employment agreement or upon written notice of any other default under the agreement. As of April 10, 2008, approximately $12.6 million was outstanding under the MTM loan. Our senior lender, LaSalle, has required that we make no payments to MTM under the loan between IMPCO and MTM since the summer of 2007. In order to avoid defaulting on the MTM loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. As of January 8, 2008, IMPCO U.S. owed MTM an additional $2.6 million in short-term debt that was due March 31, 2008. IMPCO U.S. has not yet made this payment as of the date of this filing. IMPCO U.S. is technically in default on the short-term loans, which are not secured or guaranteed. MTM’s Italian statutory auditor has advised us that they are not willing to permit extensions on the unsecured short-term loans. To date, MTM has not taken any action to force payment.

Mariano Costamagna and Pier Antonio Costamagna made a guaranty in favor of MTM dated as of December 23, 2004 pursuant to which they jointly and severally guarantee the Company’s payment of the MTM loan in order to provide additional support for the MTM loan agreement. The guaranty will continue for the entire term of the MTM loan and provides that MTM may demand full performance of the loan from Messrs. Costamagna, jointly and severally, in case of a default by the Company.

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

Leases with Entity Owned by the Costamagna Family

BRC, our wholly owned subsidiary, leases five buildings in Italy from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna and Pier Antonio Costamagna and their families. The terms of the lease reflect the fair market value for the leased property based on appraisals. Total lease payments by BRC to IMCOS Due in 2007 were approximately $1.1 million.

Retention of a Director’s Law Firm

Marco Di Toro, a Director of Fuel Systems, is a partner in the law firm of Grosso, de Rienzo, Riscossa, Gerlin e Associati, which BRC has retained in connection with a litigation matter and, as of December 31, 2007, BRC has paid Mr. Di Toro’s law firm approximately $85,000, based on the average exchange rate for the year ended December 31, 2007, for related fees and expenses incurred in 2007, all of which had been paid as of December 31, 2007.

Item 14.	Principal Accounting Fees and Services.

The Company was billed the following fees by our independent registered accounting firm, BDO Seidman, LLP for 2007 and 2006:

Audit Fees

The aggregate fees billed by BDO Seidman for professional services rendered for the audit of our annual consolidated financial statements for 2007 and 2006, including all necessary restatements of our historical consolidated financial statements in 2007, the audit of the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002, and the review of the consolidated financial statements included in our quarterly reports on Form 10-Q for 2007 and 2006 were approximately $2,153,000 and $2,830,000, respectively.

Audit-Related Fees

For 2007 and 2006, audit-related fees billed by BDO Seidman for employee benefit plan audits were $30,000 and $26,000, respectively.

Tax Fees

The aggregate fees billed by BDO Seidman for professional services rendered for tax preparation services and tax planning for 2007 and 2006 were $6,000 and $69,000, respectively.

All Other Fees

Other than the services described above under “Audit Fees”, “Audit Related Fees” and “Tax Fees,” in 2007 and 2006, no other services were rendered by BDO Seidman.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All of the services provided by BDO Seidman during 2007 and 2006 were approved by the Audit Committee under its pre-approval policies and procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Fuel Systems Solutions, Inc.

Report of independent registered public accounting firm.

Consolidated balance sheets as of December 31, 2007 and 2006.

Consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005.

Consolidated statements of stockholders’ equity for the years ended December 31, 2007, 2006 and 2005.

Consolidated statements of cash flows for the years ended December 31, 2007, 2006 and 2005.

Notes to consolidated financial statements.

(2) Financial Statements of IMPCO BRC de Mexico, S.A. de C.V.

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2007 (unaudited) and 2006 (unaudited).

Statements of operations for the years ended December 31, 2007 (unaudited), 2006 (unaudited) and 2005.

Statements of changes in stockholders’ equity (deficit) for the years ended December 31, 2007 (unaudited), 2006 (unaudited) and 2005.

Statements of cash flows for the years ended December 31, 2007 (unaudited), 2006 (unaudited) and 2005.

Notes to financial statements.

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

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of June 27, 2006 (incorporated by reference to Exhibit 2.9 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

2.2	Form of Assignment and Assumption Agreement (incorporated by reference to Exhibit 2.10 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc., as currently in effect (incorporated by reference to Exhibit 3.3 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.2	Bylaws of Fuel Systems Solutions, Inc., as currently in effect (incorporated by reference to Exhibit 3.4 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

4.1	Stockholder Protection Rights Agreement dated as of June 27, 2006 between Fuel Systems Solutions, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.2 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

4.2	Specimen of common stock certificate of Fuel Systems, Inc. 2006 (incorporated by reference to Exhibit 3.7 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

10.1+	1989 Incentive Stock Option Plan (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1990).

10.2+	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1994).

10.3+	Amendment to 1989 Incentive Stock Option Plan (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1994).

10.4+	1996 Incentive Stock Option Plan (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1997).

10.5+	1997 Incentive Stock Option Plan (incorporated by reference to the company’s Proxy Statement filed September 22, 1997).

10.6+	2000 Incentive Stock Option Plan (incorporated by reference to the company’s Proxy Statement filed August 28, 2000).

10.7+	The 2002 Stock Option Plan for Employees (incorporated by reference to Appendix A of the company’s Proxy Statement filed October 18, 2002).

10.8+	The 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix B of the company’s Proxy Statement filed October 18, 2002).

10.9+	2003 Stock Incentive Plan (incorporated by reference to Appendix B to the company’s Proxy Statement filed May 13, 2003).The 2002 Stock Option Plan for Employees (incorporated by reference to Appendix A of the company’s Proxy Statement filed October 18, 2002).

10.10+	2004 Stock Incentive Plan (incorporated by reference to Appendix B to the company’s Proxy Statement filed March 29, 2004).

10.11+	2006 Incentive Bonus Plan (incorporated by reference to Exhibit 10.40 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

Exhibit No.	Description
10.12+	Form of Restricted Stock Agreement under 2006 Incentive Bonus Plan (incorporated by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K for fiscal year 2006).

10.13+	Employment Agreement between IMPCO Technologies, Inc. and Mariano Costamagna, dated as of December 22, 2004 (incorporated by reference to Annex E of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.14+	Employment Agreement between MTM and Pier Antonio Costamagna, dated as of October 22, 2004 (incorporated by reference to Annex F of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.15*+	Director Compensation Policy.

10.16	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K for fiscal year 2006).

10.17	Loan Agreement between IMPCO Technologies, Inc. and M.T.M. Società a Responsabilità Limitata, dated as of December 23, 2004 (incorporated by reference to Annex G of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.18	First Amendment to Loan Agreement by and among M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc. dated August 2, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 3, 2006).

10.19	Pledge Agreement by IMPCO Technologies, Inc. in favor of Mariano Costamagna and Pier Antonio Costamagna, dated as of December 23, 2004 (incorporated by reference to Annex I of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.20	Guaranty made by Mariano Costamagna and Pier Antonio Costamagna in favor of MTM, SrL, dated as of December 23, 2004 (incorporated by reference to Annex H of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.21	Loan Agreement between MTM, SrL and Unicredit Banca Medio Credito S.p.A., dated December 2, 2004 (incorporated by reference to Ex. 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.22	Sublease Agreement dated June 16, 2005, by and between IMPCO Technologies, Inc. and Meteor Communications Corporation (incorporated by reference to Ex. 10.1 of the company’s Current Report on Form 8-K/A filed July 14, 2005).

10.23	Sublease Agreement dated August 17, 2005 by and between IMPCO Technologies, Inc. and Monterey Carpets, Inc. (incorporated by reference to Ex. 10.1 of the company’s Current Report on Form 8-K filed September 9, 2005).

10.24	Revolving Promissory Note executed by the IMPCO Technologies, Inc. in favor of LaSalle Business Credit, LLC., dated as of July 18, 2003 (incorporated by reference to Ex. 10.70 of the company’s Current Report on Form 8-K filed July 29, 2003).

10.25	Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated as of July 18, 2003 (incorporated by reference to Ex. 10.71 of the company’s Current Report on Form 8-K filed July 29, 2003).

10.26	Amendment to Loan and Security Agreement and Waiver by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated as of March 12, 2004 (incorporated by reference to Ex. 10.69 of the company’s Annual Report on Form 10-K for fiscal year 2003).

10.27	Second Amendment to Loan and Security Agreement, Limited Waiver and Consent by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become a party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated June 30, 2004 (incorporated by reference to Exhibit 10.71 for the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

Exhibit No.	Description
10.28	Third Amendment to Loan and Security Agreement, Consent by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated March 29 , 2005 (incorporated by reference to Ex. 10.39 of the company’s Annual Report on Form 10-K for fiscal year 2004).

10.29	Waiver and Agreement by and among LaSalle Business Credit, LLC, as a lender and as agent for the lenders, and IMPCO Technologies, Inc., dated May 9, 2005 (incorporated by reference to Ex. 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.30	Fourth Amendment to Loan and Security Agreement, Consent by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, Lasalle, as agent for the lenders, and IMPCO Technologies, Inc., dated August 2, 2005 (incorporated by reference to Ex. 10.1 of the company’s Current Report on Form 8-K filed August 8, 2005).

10.31	Limited Waiver by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated March 28, 2006 (incorporated by reference to Ex. 10.37 of the company’s Annual Report on Form 10-K for fiscal year 2005).

10.32	Limited Waiver by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated May 5, 2006 (incorporated by reference to Ex. 10.1 of the company’s quarterly report on Form 10-Q for the period ended March 31, 2006).

10.33	Fifth Amendment to Loan and Security Agreement by and among LaSalle Business Credit , LLC and IMPCO Technologies, Inc. dated August 2, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 3, 2006).

10.34	Sixth Amendment to the Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated October 24, 2006 and retroactively effective as of September 30, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 26, 2006).

10.35	Seventh Amendment to the Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated July 18, 2007 (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 19, 2007).

10.36	Eighth Amendment to the Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated September 24, 2007. (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 28, 2007).

10.37	Ninth Amendment to the Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated September 29, 2007. (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 3, 2007).

10.38	Tenth Amendment to the Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated October 31, 2007 (incorporated by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K for fiscal year 2006).

10.39	Eleventh Amendment to the Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated January 31, 2008 (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 1, 2008).

10.40	Twelfth Amendment to the Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated March 18, 2008 (incorporated by reference to Exhibit 10.1 of Form 8-K filed March 20, 2008).

21.1*	Subsidiaries of the Company.

23.1*	Consent of BDO Seidman, LLP, independent registered public accounting firm, with respect to Fuel Systems Solutions, Inc

23.2*	Consent of BDO Hernández Marrón y Cia., S.C., independent registered public accounting firm, with respect to IMPCO BRC de Mexico, S.A. de C.V.

24.1*	Powers of Attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit No.	Description
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 21, 2008.

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

Signature	Title	Date

/s/ MARIANO COSTAMAGNA Mariano Costamagna	Chief Executive Officer and Director (Principal Executive Officer)	April 21, 2008

/s/ THOMAS M. COSTALES Thomas M. Costales	Chief Financial Officer and Secretary (Principal Financial Officer)	April 21, 2008

/s/ BILL E. LARKIN Bill E. Larkin	Corporate Controller (Principal Accounting Officer)	April 21, 2008

/s/ NORMAN L. BRYAN Norman L. Bryan	Director	April 21, 2008

/s/ DOUGLAS R. KING Douglas R. King	Director	April 21, 2008

/s/ J. DAVID POWER III J. David Power III	Director	April 21, 2008

/s/ MARCO DI TORO Marco Di Toro	Director	April 21, 2008

/s/ ALDO ZANVERCELLI Aldo Zanvercelli	Director	April 21, 2008

FUEL SYSTEMS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Fuel Systems Solutions, Inc.

Santa Ana, CA

We have audited the accompanying consolidated balance sheets of Fuel Systems Solutions, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuel Systems Solutions, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for 2006 and 2005.

As described in Note 1(d) to the consolidated financial statements, the U.S. operations of the Company has significant liquidity issues with respect to the intercompany debt owed to its MTM subsidiary. An unresolved default on such debt could result in the loss of the Company’s ownership of BRC, MTM’s parent corporation. The loss of the Company’s rights in the net assets and operations of BRC would have a material adverse effect on the Company’s consolidated financial condition and future results of operations. Management’s plans to address this liquidity issue are also described in this Note 1(d).

As described in Note 8 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

As described in Note 6 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fuel Systems Solutions, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 18, 2008 expressed an adverse opinion thereon.

/s/ Signed BDO Seidman, LLP

Costa Mesa, CA

April 18, 2008

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2007	December 31, 2006
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$26,797	$11,546
Accounts receivable less allowance for doubtful accounts of $2,399 and $2,390, respectively	51,876	44,246
Inventories:
Raw materials and parts	33,890	28,569
Work-in-process	2,247	2,536
Finished goods	31,197	25,834
Inventory on consignment with unconsolidated affiliates	2,991	888

Total inventories	70,325	57,827
Deferred tax assets	2,248	2,324
Other current assets	3,820	2,588
Related party receivables	44	2,442

Total current assets	155,110	120,973

Equipment and leasehold improvements:
Dies, molds and patterns	5,725	6,476
Machinery and equipment	25,049	18,475
Office furnishings and equipment	8,601	7,318
Automobiles and trucks	2,047	1,394
Leasehold improvements	4,769	4,122

	46,191	37,785
Less accumulated depreciation and amortization	21,151	16,498

Net equipment and leasehold improvements	25,040	21,287

Goodwill	46,486	39,550
Deferred tax assets, net	184	18
Intangible assets, net	13,059	10,361
Investment in unconsolidated affiliates	2,310	1,374
Non-current related party receivable	3,450	3,358
Other assets	1,731	2,112

Total Assets	$247,370	$199,033

See report of Independent Registered Public Accounting Firm and accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Continued)

(In Thousands, Except Share and Per Share Data)

	December 31, 2007	December 31, 2006
		(as restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,314	$28,625
Accrued expenses	19,666	19,911
Current revolving lines of credit	3,307	9,103
Current portion of term and other loans	4,791	2,948
Current portion of capital leases	428	367
Deferred tax liabilities	117	111
Related party payables	5,921	2,802

Total current liabilities	84,544	63,867
Term and other loans	9,449	5,846
Capital leases	431	671
Other liabilities	5,860	6,325
Minority interest	6,601	4,946
Deferred tax liabilities	5,432	5,875

Total liabilities	112,317	87,530

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 15,512,798 issued and 15,499,115 outstanding at December 31, 2007; and 15,192,409 issued and 15,180,481 outstanding at December 31, 2006	15	15
Additional paid-in capital	216,483	212,275
Shares held in treasury, 13,683 and 11,928 shares at December 31, 2007 and 2006, respectively	(432)	(460)
Accumulated deficit	(102,696)	(108,372)
Accumulated other comprehensive income	21,683	8,045

Total stockholders’ equity	135,053	111,503

Total Liabilities and Stockholders’ Equity	$247,370	$199,033

See report of Independent Registered Public Accounting Firm and accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2007	2006	2005
			(as restated)
Revenue	$265,331	$220,816	$174,539
Cost of revenue	201,200	166,663	133,717

Gross profit	64,131	54,153	40,822

Operating Expenses:
Research and development expense	7,946	8,056	8,155
Selling, general and administrative expense	36,657	25,920	26,510
Amortization of intangibles acquired	249	142	101
Acquired in-process technology	—	—	99

Total operating expenses	44,852	34,118	34,865

Operating income	19,279	20,035	5,957
Other income (expense), net	(1,848)	(1,871)	460
Interest income	471	543	345
Interest expense	(1,434)	(1,248)	(1,035)

Income from operations before income taxes and equity share in income of unconsolidated affiliates	16,468	17,459	5,727
Equity share in income of unconsolidated affiliates	416	685	1,327
Write-off of investment in unconsolidated affiliates	—	(271)	(1,045)
Income tax expense	(9,159)	(9,293)	(14,438)

Income (loss) before minority interests and cumulative effect of a change in accounting principle	7,725	8,580	(8,429)
Minority interests in income of consolidated subsidiaries	(1,842)	(1,668)	(1,103)

Income (loss) before cumulative effect of a change in accounting principle	5,883	6,912	(9,532)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(117)

Net income (loss)	$5,883	$6,912	$(9,649)

Net income (loss) per share:

Net income (loss) before cumulative effect of a change in accounting principle
Basic	$0.38	$0.46	$(0.71)

Diluted	$0.38	$0.46	$(0.71)

Per share effect of cumulative effect of a change in accounting principle
Basic	$—	$—	$(0.01)

Diluted	$—	$—	$(0.01)

Net income (loss)
Basic	$0.38	$0.46	$(0.72)

Diluted	$0.38	$0.46	$(0.72)

Number of shares used in per share calculation
Basic	15,410,287	14,881,387	13,488,571

Diluted	15,614,014	15,172,269	13,488,571

See report of Independent Registered Public Accounting Firm and accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In	Shares Held	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	in Treasury	Deficit	Income (Loss)	Equity	Income (Loss)
Balance, December 31, 2004	9,368,719	$9	$147,193	$(528)	$(105,635)	$921	$41,960	$(16,922)

Net loss (as restated)	—	—	—	—	(9,649)	—	(9,649)	$(9,649)
Foreign currency translation adjustment (as restated)	—	—	—	—	—	(2,591)	(2,591)	(2,591)
Issuance of common stock upon exercise of stock options	210,625	1	1,608	—	—	—	1,609	—
Shares issued in connection with BRC acquisition	2,549,142	2	29,262	—	—	—	29,264	—
Shares issued in connection with equity offering, net of offering costs of $2,322	2,300,000	2	24,123	—	—	—	24,125	—
Stock-based compensation	—	—	2,421	—	—	—	2,421	—
Shares held in trust for deferred compensation plan, at cost	22,910	—	—	(88)	—	—	(88)	—

Balance, December 31, 2005 (as restated)	14,451,396	14	204,607	(616)	(115,284)	(1,670)	87,051	$(12,240)

Net income	—	—	—	—	6,912	—	6,912	$6,912

Foreign currency translation adjustment (as restated)	—	—	—	—	—	9,715	9,715	9,715
Issuance of common stock upon exercise of stock options and warrants	721,645	1	6,009	—	—	—	6,010	—
Issuance of restricted common stock	7,440	—	—	—	—	—	—	—
Stock–based compensation	—	—	1,659	—	—	—	1,659	—
Shares held in trust for deferred compensation plan, at cost	—	—	—	156	—	—	156	—

Balance, December 31, 2006 (as restated)	15,180,481	15	212,275	(460)	(108,372)	8,045	111,503	16,627

Net income	—	—	—	—	5,883	—	5,883	5,883
Cumulative adjustment for FIN 48 adoption	—	—	—	—	(207)	—	(207)	—
Foreign currency translation adjustment	—	—	—	—	—	13,638	13,638	13,638
Issuance of common stock upon exercise of stock options and warrants	306,209	—	3,683	—	—	—	3,683	—
Issuance and vesting of restricted common stock, net of shares withheld for employee taxes	12,508	—	273	(29)	—	—	244	—
Stock-based compensation	—	—	252	—	—	—	252	—
Purchase of treasury shares	(83)	—	—	(1)	—	—	(1)	—
Shares held in trust for deferred compensation plan, at cost	—	—	—	58	—	—	58	—

Balance, December 31, 2007	15,499,115	$15	$216,483	$(432)	$(102,696)	$21,683	$135,053	$19,521

See report of Independent Registered Public Accounting Firm accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except Share and Per Share Data)

	Years Ended December 31,
	2007	2006	2005
			(as restated)
Cash flows from operating activities:

Net income (loss)	$5,883	$6,912	$(9,649)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of intangibles arising from acquisition	2,259	1,822	1,334
Depreciation and other amortization	4,961	4,016	5,856
Provision for doubtful accounts	(124)	410	723
Provision for inventory reserve	625	2,355	2,280
Minority interests in income of consolidated affiliates	1,842	1,668	1,103
Equity share in income of unconsolidated affiliates	(416)	(685)	(1,327)
Write-off of investment in unconsolidated affiliates	—	271	1,045
Compensation expense related to stock option and restricted stock grants	436	1,659	2,421
Unrealized loss (gain) on foreign exchange transactions	1,923	2,127	(1,569)
Loss on disposal of assets	29	86	37
In-process R&D	—	—	99
Changes in assets and liabilities
(Increase) decrease in deferred income taxes	(2,219)	(2,122)	7,775
Increase in accounts receivable	(2,906)	(3,341)	(1,115)
Increase in inventories	(3,747)	(22,851)	(5,451)
Decrease in other assets	609	2,535	509
(Decrease) increase in accounts payable	16,047	(8,316)	5,512
(Decrease) increase in accrued expenses	(2,431)	1,366	2,495
(Decrease) increase in long-term liabilities	(1,166)	509	401
Dividends from unconsolidated affiliates	—	753	—
Receivables from/payables to related party – net	4,963	(941)	2,213
Other, net	—	—	(620)

Net cash (used in) provided by operating activities	26,568	(11,767)	14,072

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(5,974)	(9,752)	(3,291)
Payments for purchase of Zavoli, net of cash acquired of $399	(8,136)	—	—
Business acquisitions, net of cash acquired of $1,495 from BRC in 2005	—	—	(9,261)
Purchase of intangible assets	—	—	(287)
Proceed from sale of assets	16	—	—

Net cash used in investing activities	(14,094)	(9,752)	(12,839)

Cash flows from financing activities:
Increase (decrease) in revolving lines of credit, net	(5,944)	2,667	(3,558)
Payments on term and other loans	(2,815)	(2,565)	(2,247)
Proceeds from term loans	6,738	—	—
Payments of capital lease obligations	(415)	(354)	(226)
Sale (acquisition) of common shares held in trust	91	132	(88)
Dividend paid to minority interests in consolidated subsidiaries	(822)	(743)	(730)
Proceeds from exercise of stock options and issuance of restricted stock	3,683	6,010	1,609
Proceeds from issuance of common stock	—	—	24,125

Net cash provided by financing activities	516	5,147	18,885

Effect on cash of changes in exchange rates	2,261	808	(1,426)
Net increase (decrease) in cash and cash equivalents	15,251	(15,564)	18,692
Cash and cash equivalents at beginning of period	11,546	27,110	8,418

Cash and cash equivalents at end of period	$26,797	$11,546	$27,110

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$216	$323	$857
Issuance of 5,098,284 shares of common stock in connection with the acquisition of the remaining 50% of BRC at $5.74 per share	$—	$—	$29,264
Issuance of 4,980 shares of restricted stock	$89	$—	$—

See report of Independent Registered Public Accounting Firm accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

(a) Description of the business—Fuel Systems Solutions, Inc. (“Fuel Systems” and the “Company”) designs, manufactures and supplies alternative fuel components and systems for use in the transportation, industrial and power generation industries on a global basis. The Company’s components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines.

(b) Principles of consolidation—The consolidated financial statements of Fuel Systems include the accounts of the Company and its wholly-owned subsidiaries IMPCO Technologies, Inc. (“IMPCO”) and BRC S.r.L. (“BRC”), as well as IMPCO’s wholly owned subsidiaries, IMPCO Technologies Fuel Systems, Pty. Limited, which we refer to as IMPCO Australia, IMPCO Tech Japan K.K., which we refer to as IMPCO Japan, and Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which we refer to as IMPCO Mexicano, and its 51%-owned subsidiary IMPCO-BERU Technologies B.V., which we refer to as IMPCO BV, as well as BRC’s substantially wholly-owned subsidiaries, MTM S.r.L. (“MTM”), BRC Argentina S.A., Zavloi S.r.L., BRC Brasil S.A. and NG LOG Armazen Gerais Ltda.

Investments in unconsolidated joint ventures or affiliates (“joint ventures”) over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its joint ventures are reflected in equity share in income of unconsolidated affiliates. If the investment in an unconsolidated joint venture is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that any receivables, loans or advances to the joint venture are evaluated to be uncollectible.

The Company had a 50% share in two joint ventures: Minda IMPCO Limited, which we refer to as MIL, and IMPCO BRC de Mexico, S.A. de C.V., which we refer to as IBMexicano. In March 2006, the Company and its 50% joint venture partner agreed to dissolve and liquidate IBMexicano. IBMexicano closed its facility on June 8, 2006 and expects to complete the process of liquidating its assets by the end of September 2008. In addition, in 2004, the Company converted its joint venture in MIL into a distributorship and sold its 50% share to the other 50% owner in April 2006 for immaterial consideration. The Company acquired the first 50% of BRC in July 2003 accounting for it under the equity method as described above. On March 31, 2005, the Company completed the acquisition of the remaining 50% of BRC, and accordingly, the Company consolidated the balance sheet of BRC and its subsidiaries as of March 31, 2005 and the statement of operations beginning on April 1, 2005. The Company used the equity method to recognize its share in the net earnings or losses of BRC during the first quarter of 2005, its share in the net losses of IBMexicano during all of 2005 and during the six months ended June 30, 2006, and its share in the net losses of MIL during all of 2005 and January through April 2006 in the consolidated statements of operations.

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

The post-reorganization consolidated financial statements of Fuel Systems presented herein are presented on the same basis as pre-reorganization consolidated financial statements for quarterly and annual periods reported herein. All share numbers and per-share amounts are stated for Fuel Systems and have given effect to the two-for-one exchange of IMPCO stock into Fuel Systems stock that was effected pursuant to the reorganization. Amounts have been reclassified between common stock and additional paid-in capital to reflect the effect of the two-for-one exchange on outstanding shares.

(d) Liquidity—The Company’s existing capital resources together with cash flows from operating activities are sufficient to fund the Company’s worldwide operations for the next 12 months. However, there are differences in the liquidity and cash flow needs of the Company’s two operating segments, BRC operations (“BRC”) and IMPCO operations (“IMPCO”). The Company’s existing capital resources together with the cash flows from operating activities are expected to be sufficient to fund BRC for the next 12 months. In addition, with respect to IMPCO, the Company’s existing capital resources together with cash flows from operating activities are sufficient to fund its international operations of IMPCO for the next 12 months. However, the U.S. operations of IMPCO, or IMPCO U.S., bears the majority of the Company’s corporate expenses and has significant debt service requirements under the intercompany MTM loan and the LaSalle senior credit facility. While IMPCO U.S.’s existing capital resources together with cash flows from operating activities are expected to be sufficient to fund its operations including the payment of the LaSalle senior credit facility for the next 12 months, IMPCO U.S. does not have sufficient resources to make its debt service payments under the intercompany MTM loan. If IMPCO U.S. is unable to obtain additional or replacement financing, draw dividends from its subsidiaries or obtain additional investment from Fuel Systems through financing through Fuel Systems or dividends from BRC, IMPCO U.S. will not be able to pay the quarterly payments due under the intercompany MTM loan.

The amount outstanding on the MTM loan as of April 10, 2008 was $12.6 million. The MTM loan has significant debt service requirements, which include quarterly payments of $1.0 million during 2008 of which IMPCO U.S. paid the first quarter payment on April 10, 2008. If the Company is unable to obtain additional or replacement financing or draw dividends from its subsidiaries, IMPCO U.S. will not be able to pay the quarterly payments due under the MTM loan. If IMPCO U.S. were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM loan causing it to become due in full and/or pursue the personal guarantee by Mariano Costamagna (the Company’s Chief Executive Officer) and Pier Antonio Costamagna (Director of Mechanical Engineering of MTM), whom are referred to jointly as Founders of BRC. The Founders of BRC have jointly and severally guaranteed IMPCO’s performance under the MTM loan because of certain requirements arising under Italian law. In return for their guarantees, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO U.S. fails to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, they may require the Company to reimburse them for their payments as guarantors, or they may take possession of the Company’s equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, the Company would lose its rights to participate in BRC’s earnings and assets. This would have a material adverse effect upon the Company’s earnings and its financial position. Total assets and net assets for BRC operations at December 31, 2007 were $168.4 million and $91.1 million, respectively. If the Company lost its equity interest in BRC, it would forfeit its net assets in BRC. For the year ended December 31, 2007, revenues and operating income for BRC was $138.8 million and $16.6 million, respectively.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The Company’s U.S. operations has historically depended on borrowings under its LaSalle senior credit facility to fund its liquidity and capital needs. In the last 12 months, the Company has had to seek multiple waivers and amendments from LaSalle in order to prevent an event of default and acceleration of the indebtedness under the agreement. LaSalle will not continue to amend the financial covenants any further or grant additional or continuing waivers in the future. Furthermore, the LaSalle senior credit facility is currently scheduled to expire on June 30, 2008. LaSalle has indicated its intent to not renew the credit facility and they are not willing to extend beyond that date while the Company transitions to a new lender, and the Company may not be able obtain a replacement credit facility from another lender. As of December 31, 2007, the balance outstanding on the LaSalle senior credit facility was $3.3 million. As of March 31, 2008, the balance outstanding on the LaSalle senior credit facility was $2.8 million. Without the debt service requirements of the MTM loan, based on IMPCO U.S.’s current liquidity and capital needs, IMPCO U.S. expects to be able to repay the amounts owing under the LaSalle senior credit facility when the obligation comes due and expects to be able to continue to fund its liquidity and capital needs using cash flows from operations. However, if IMPCO U.S. does not have sufficient cash flows from operations to repay the amounts owing under the LaSalle senior credit facility, LaSalle may foreclose on certain of our U.S. assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on the Company.

In connection with the Company’s continuing non-compliance under the LaSalle senior credit agreement, LaSalle has required that the Company make no payments to MTM under the MTM loan since July 18, 2007. In order to avoid defaulting on the MTM loan, the Company has had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. As of April 10, 2008, IMPCO U.S. owed MTM an additional $2.6 million in short-term debt that was due March 31, 2008. IMPCO U.S. has not yet made this payment as of the date of this filing. IMPCO U.S. is technically in default on the short-term loans, which are not secured or guaranteed. MTM’s Italian statutory auditor has advised the Company that they are not willing to permit extensions on the unsecured short-term loan. To date, MTM has not taken any action to force payment.

For periods beyond 12 months, the Company may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of its technologies and products. However, the Company can offer no assurances that it will be able to obtain additional funds on acceptable terms, if at all.

The Company’s cash requirements may vary materially from those now planned because of fluctuations in sales volumes or margins, or because of other factors.

(e) Use of estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

(f) Cash and cash equivalents—The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

(g) Restricted cash—The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. Amounts restricted for longer than twelve months are classified as other assets. When the restrictions are no longer in-place, the amounts are reclassified to cash and cash equivalents. There were no restricted cash balances at December 31, 2007 and 2006.

(h) Inventories—The Company values its inventories at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

Until September 2005, BRC carried its inventory at the lower of market or cost where cost is determined using the weighted average cost method. Although both methods are acceptable under United States GAAP, in September 2005, BRC changed its inventory valuation method from average cost to the FIFO method, to be consistent with the Company. At September 30, 2005, the total value of the Company’s inventory (net of reserves for obsolescence) under the FIFO method was approximately $30.4 million. The Company re-measured the value of BRC’s inventory at March 31, 2005, the date of consolidation of BRC with the Company, using the FIFO method. The difference between the value of BRC’s inventory using the FIFO method and its value using the average cost method at March 31, 2005 was approximately $187,000. Pursuant to APB 20, Accounting Changes and Error Corrections, this amount has been reported as the cumulative effect of a change in accounting principle of $117,000, net of taxes of approximately $70,000. Since March 31, 2005 was also the initial period of consolidation of BRC with the Company, the impact of the adjustment due to change in inventory valuation method on the statement of operations was also $117,000. Since BRC was only 50% owned by the Company until March 31, 2005 and its results were included with the Company’s financials on an equity basis, pro forma presentation of BRC’s inventory using the FIFO method for the periods in the prior year is not practicable and therefore not presented.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

(i) Equipment and leasehold improvements—Equipment and leasehold improvements are stated on the basis of historical cost. Depreciation of equipment is provided using the straight-line method over the assets’ estimated useful lives, ranging from three to seven years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the assets’ estimated useful lives or the lease terms. Design and development costs incurred in conjunction with the procurement of dies, molds, and patterns are immaterial. Depreciation of equipment acquired under a capital lease is provided using the straight line method over the shorter of the useful life of the equipment or the duration of the lease. Depreciation expense, including amounts related to machinery and equipment under capital leases, in 2007, 2006 and 2005 was $5.0 million, $4.0 million and $5.9 million, respectively.

Machinery and equipment includes property under capital leases of approximately $1.4 million and $1.2 million, with related accumulated depreciation of $0.6 million and $0.3 million at December 31, 2007 and 2006, respectively.

(j) Intangibles—Intangibles, primarily goodwill, are recorded based on the excess of the acquisition cost over the fair value of amounts assigned to tangible assets and liabilities.

In June 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS 142. Other identifiable intangible assets continue to be amortized over their useful lives. The Company regularly reviews business conditions and other relevant factors to determine whether impairment conditions exist and performs its annual impairment test in the fourth quarter of each year. The Company utilizes the discounted cash flow method to determine the fair value of each of its reporting units. A possible impairment condition exists if the fair value is determined to be less than its carrying value. If, as of the date of the consolidated financial statements, the fair value is less than the carrying value, then additional steps are required to determine the extent of impairment, and an impairment loss is recognized for the excess of carrying value of the goodwill over the implied fair value of the goodwill. In the fourth quarter of 2007, the Company performed an annual impairment test of goodwill and concluded goodwill was not impaired.

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

(m) Revenue recognition—The Company recognizes revenue upon transfer of title and risk of loss, generally when products are shipped provided there is (1) persuasive evidence of an arrangement, (2) there are no uncertainties regarding customer acceptance, (3) the sales price is fixed or determinable and (4) management believes collectibility is reasonably assured. The Company considers arrangements with extended payment terms not to be fixed or determinable unless they are secured under an irrevocable letter of credit arrangement guaranteed by a reputable financial institution, and accordingly, the Company defers such revenue until payment is received.

The Company defers a pro rata portion of the gross profit on sales for the inventory of the unconsolidated subsidiaries until the inventory is sold to a third party customer.

The Company accounts for taxes collected from customers and remitted to governmental authorities in accordance with Emerging Issues Task Force (“EITF”) No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The Company presents taxes on a net basis in its consolidated statement of operations. Also, in accordance with EITF 00-10, Accounting For Shipping and Handling Fees and Costs, the Company includes the costs of shipping and handling, when incurred, in cost of goods sold.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

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

(q) Income taxes—The Company uses the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the preparation of its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, property, plant and equipment and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards and liabilities, and are included within the consolidated balance sheet. The Company then assesses the likelihood of recovery of the deferred tax assets from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, the Company includes an expense within the tax provision of the consolidated statement of operations.

(r) Stock based compensation—In December 2004, the FASB issued SFAS No. 123R, (revised December 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R establishes fair value based accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans and provides guidance on accounting for awards to non-employees. SFAS 123R requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as expense in the Company’s consolidated financial statements. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by APB 25. As permitted by the Securities and Exchange Commission (“SEC”), this statement is effective for the first fiscal year beginning after June 15, 2005. The Company adopted this statement on January 1, 2006 using the modified prospective transition method.

Prior to January 1, 2006, the Company accounted for grants to employees and modifications to stock options grants to employees under APB 25 using the intrinsic value method. For certain grants made to employees that were modified, the grants were accounted for using the variable accounting method. Under variable accounting, charges and benefits are taken each reporting period to reflect increases and decreases in the value of the stock over the option exercise price until the stock option is exercised or otherwise cancelled. In accordance with the modified prospective transition method, results for prior periods have not been restated for the adoption of FAS 123R. In 2006, the Company recognized $1.7 million in expense related to share-based compensation for stock options. The impact of adopting FAS 123R on 2006 resulted in additional expense of $0.9 million or $0.06 per diluted share.

The Company accounts for grants to non-employees under FAS 123R using the fair value method in which grants made to non-employees are valued based on the value of the securities or the value of their service and requires re-measurement until the grants are vested under EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, to determine the fair value each reporting period.

Prior to the adoption of SFAS 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB 25 and provided pro forma disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures, as if the fair-value-based method had been applied in measuring compensation expense for options granted after fiscal year 1996. Under APB 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Forfeitures of awards were recognized as they occurred.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table illustrates the pro forma effect on net loss after taxes and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation plans for awards made prior to January 1, 2006 for the year ended December 31, 2005 (in thousands, except per share amounts):

For the Year Ended December 31, 2005
(as restated)
Loss as reported	$(9,649)
Add: compensation expense included in reported loss	2,466
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of related taxes	(6,542)

Pro forma net loss	$(13,725)

Basic and diluted earnings per share:
Net loss as reported	$(0.72)

Pro forma net loss	$(1.02)

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

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, with the exception of those transactions that operate as effective hedges of identifiable foreign currency commitments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), are included in the results of operations as incurred. The Company did not have any hedges that qualify under SFAS 133 as of December 31, 2007, 2006 and 2005.

(u) Financial instruments—At December 31, 2007 and 2006, the fair value of the Company’s term loans and related party receivables approximated carrying value. The estimated fair values of the Company’s financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts. The fair value of current financial assets, current liabilities, and other assets are estimated to be equal to their carrying amounts.

(v) Derivative financial instruments—The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. On January 5, 2005, the Company’s then 50% owned affiliate, BRC initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the December 22, 2004 $22.0 million loan made between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the consolidated financial results either favorably or unfavorably. The Company concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS 133. Derivatives that are not designated as hedges must be adjusted to fair value through income. Accordingly, the Company recognized gains of $0.1 million and $0.6 million for 2007 and 2006, respectively, and losses of approximately $0.7 million 2005, which are classified on the consolidated statements of operations as part of other income (expense). In addition, SFAS 133, as amended, also requires the Company to recognize all derivatives on the balance sheet at fair market value. The Company has recorded the fair value of this derivative, which amounted to an asset of $0.1 million at December 31, 2007 and a liability of $9,000 at December 31, 2006.

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

(x) Deferred financing costs—Costs related to obtaining external debt are capitalized and amortized over the term of the debt using the straight-line method, which approximates the interest method. When a loan is paid in full, the unamortized financing costs are removed from the related accounts and charged to operations. There were no deferred financing costs at December 31, 2007 and 2006.

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

(z) Reclassifications-Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. In addition, FASB issued a staff position, FSP SFAS No. 157-1, to clarify that SFAS 157 does not apply under SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS 13. The Company will adopt SFAS 157 during 2008 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This fair value option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has elected not to implement SFAS 159 as of January 1, 2008, however, the Company will continue to evaluate for possible future implementation for new financial instruments.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company has not yet determined the impact of adopting SFAS 141R on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 outlines the accounting and reporting for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact of adopting SFAS 160 on its consolidated results of operations and financial condition.

2.	Restatement of Consolidated Financial Statements

Background

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2007, the Company determined that it has incorrectly accounted for certain costs associated with inventory at some of its foreign subsidiaries, including BRC, and its subsidiaries in the Netherlands and Australia. On March 18, 2008, the Company filed a Form 8-K, which informed the public that the Company determined that its previously-issued consolidated financial statements should not be relied upon due to the Company’s review of its accounting for inventory practices at certain of its subsidiaries and that the Company would need to restate its consolidated financial statements for 2005 and 2006.

In this Form 10-K, the Company is restating, for reasons described below, its consolidated balance sheet as of December 31, 2005 and related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005. In addition, the Company is restating the consolidated balance sheets as of December 31, 2006 and related consolidated statement of stockholders’ equity as well as the unaudited quarterly consolidated balance sheets for the period end of the first three quarters in 2007 and for the period end of each of the quarters in 2006 as a result of the restatement of the December 31, 2005 consolidated financial statements. All financial information contained in this Form 10-K gives effect to these restatements. The restatement, for all of the reasons described below, did not result in a change to previously reported revenue, total cash and cash equivalents or cash flows provided by (used in) operations shown in its historical consolidated financial statements.

After the Company considered all of the relevant quantitative and qualitative factors related to the correction of the error, as discussed below, even though the Company determined that the impact on prior year financial statements was not material, the correction, if recorded on an iron curtain basis, would be material to the current period financial statements. Therefore, the Company is restating prior year financial statements for the immaterial errors in this Form 10-K and in accordance with Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, are not required to amend previously filed reports.

Restatement Related to Inventory

The restated consolidated financial statements as of and for the year ended December 31, 2005 presented in this Form 10–K include an adjustment to correct an accounting error relating to capitalizing certain labor and overhead costs associated with the build-up of inventory at some of the Company’s foreign subsidiaries for the year ended December 31, 2005. The impact of the correction, net of taxes decreased our net loss by $0.7 million for the year ended December 31, 2005.

Restatement Related to Purchase Accounting for the Acquisition of the second 50% of BRC

The consolidated balance sheet for 2005 contained in this Form 10-K also reflects an adjustment to correct an error in the purchase accounting for the acquisition of the second 50% of BRC in 2005. The deferred tax liability established based on the purchase price allocation relating to the step-up in intangible assets was incorrectly calculated. The adjustment results only in a restatement of the balance sheet, reducing both goodwill and long-term deferred tax liability by $0.4 million.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Restatement Impact on the Consolidated Statement of Operations

The following tables reconcile the Company’s Consolidated Statements of Operations from the previously reported results to the restated results for the year ended December 31, 2005.

	Year Ended December 31, 2005
(in thousands, except per share data)	As Previously Reported in 2006 Form 10-K	Adjustments		As Restated
Statement of Operations:
Revenue	$174,539	$—		$174,539
Cost of revenue	134,357	(640	)(a)	133,717

Gross profit	40,182	640		40,822
Operating expenses
Research and development expense	8,155	—		8,155
Selling, general and administrative expense	26,510	—		26,510
Amortization of intangible assets	101	—		101
Acquired in-process technology	99	—		99

Total operating expenses	34,865	—		34,865

Operating income	5,317	640		5,957
Other expense and interest, net	(230)	—		(230)

Income from operations before income taxes, equity share in earnings of unconsolidated affiliates and minority interests	5,087	640		5,727
Equity share in earnings of unconsolidated affiliates	1,035	292	(a)	1,327
Impairment loss in unconsolidated affiliates	(1,045)	—		(1,045)
Income tax expense	(14,339)	(99	)(a)	(14,438)
Minority interests in earnings of consolidated subsidiaries, net	(975)	(128	)(a)	(1,103)

Loss from operations, net of tax, before cumulative effect of a change in accounting principle	(10,237)	705		(9,532)
Cumulative effect of a change in accounting principle, net of tax	(117)	—		(117)

Net loss	$(10,354)	$705		$(9,649)

Net loss per share:
Basic and diluted:
Loss from operations before cumulative effect of a change in accounting principle	$(0.76)	$0.05		$(0.71)
Per share effect of the cumulative effect of a change in accounting principle	$(0.01)	$—		$(0.01)

Net loss	$(0.77)	$0.05		$(0.72)

(a)	Represents an adjustment to correct an accounting error relating to capitalizing certain costs associated with inventory at some of the Company’s foreign subsidiaries for the year ended December 31, 2005.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Restatement Impact on the Consolidated Balance Sheets

The following tables reconcile the Company’s Consolidated Balance Sheets from the previously reported results to the restated results as of December 31, 2006 and 2005. All dollar amounts are in thousands.

	December 31, 2006
	As Previously Reported	Cumulative Effect of 2005 Adjustments		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$11,546	$—		$11,546
Accounts receivable, net	44,246	—		44,246
Inventories:
Raw materials and parts	28,072	497	(a)	28,569
Work-in-process	2,507	29	(a)	2,536
Finished goods	25,948	(114	) (a)(c)	25,834
Inventory on consignment with unconsolidated affiliates	—	888	(c)	888

Total inventories	56,527	1,300		57,827
Deferred tax assets	2,658	(334	)(a)	2,324
Other current assets	2,588	—		2,588
Related party receivables	2,442	—		2,442

Total current assets	120,007	966		120,973

Equipment and leasehold improvements:
Dies, molds and patterns	6,476	—		6,476
Machinery and equipment	18,475	—		18,475
Office furnishings and equipment	7,318	—		7,318
Automobiles and trucks	1,394	—		1,394
Leasehold improvements	4,122	—		4,122

	37,785	—		37,785
Less accumulated depreciation and amortization	16,498	—		16,498

Net equipment and leasehold improvements	21,287	—		21,287

Goodwill	39,995	(445	)(b)	39,550
Deferred tax assets, net	18	—		18
Intangible assets, net	10,361	—		10,361
Investment in unconsolidated affiliates	1,374	—		1,374
Non-current related party receivable	3,358	—		3,358
Other assets	2,112	—		2,112

Total Assets	$198,512	$521		$199,033

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	December 31, 2006
	As Previously Reported	Cumulative Effect of 2005 Adjustments		As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,625	$—		$28,625
Accrued expenses	19,911	—		19,911
Current revolving lines of credit	9,103	—		9,103
Current portion of other loans	2,948	—		2,948
Current portion of capital leases	367	—		367
Deferred tax liability	—	111	(a)	111
Related party payables	2,802	—		2,802

Total current liabilities	63,756	111		63,867

Term loans	5,846	—		5,846
Capital leases	671	—		671
Other liabilities	6,325	—		6,325
Minority interest	4,816	130	(a)	4,946
Deferred tax liabilities	6,320	(445	)(b)	5,875

Total liabilities	87,734	(204)		87,530

Stockholders’ equity:
Preferred stock	—	—		—
Common stock	15	—		15
Additional paid-in capital	212,275	—		212,275
Shares held in treasury	(460)	—		(460)
Accumulated deficit	(109,077)	705	(a)	(108,372)
Accumulated other comprehensive income	8,025	20	(a)	8,045

Total stockholders’ equity	110,778	725		111,503

Total Liabilities and Stockholders’ Equity	$198,512	$521		$199,033

(a)	Includes an adjustment to correct an accounting error relating to capitalizing certain costs associated with inventory at some of the Company’s foreign subsidiaries for the year ended December 31, 2005 and related tax effect and accumulated translation adjustment thereon.
(b)	Represents an adjustment to correct an error in the purchase accounting for the acquisition of the second 50% of BRC in 2005.
(c)	Includes reclassification of $888,000 from finished goods to inventory on consignment with unconsolidated affiliates to conform to the current year presentation.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	December 31, 2005
	As Previously Reported in 2006 Form 10-K	Adjustment		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$27,110	$—		$27,110
Accounts receivable, net	38,200	—		38,200
Inventories:
Raw materials and parts	18,887	446	(a)	19,333
Work-in-process	1,256	26	(a)	1,282
Finished goods	12,687	698	(a)	13,385

Total inventories	32,830	1,170		34,000
Deferred tax assets	1,127	(301	)(a)	826
Other current assets	3,441	—		3,441
Related party receivables	3,306	—		3,306

Total current assets	106,014	869		106,883

Equipment and leasehold improvements:
Dies, molds and patterns	7,196	—		7,196
Machinery and equipment	16,599	—		16,599
Office furnishings and equipment	9,818	—		9,818
Automobiles and trucks	1,043	—		1,043
Leasehold improvements	3,649	—		3,649

	38,305	—		38,305
Less accumulated depreciation and amortization	24,231	—		24,231

Net equipment and leasehold improvements	14,074	—		14,074

Goodwill	36,338	(399	)(b)	35,939
Intangible assets, net	11,009	—		11,009
Investment in unconsolidated affiliates	1,347	—		1,347
Non-current related party receivable	3,570	—		3,570
Other assets	3,501	—		3,501

Total Assets	$175,853	$470		$176,323

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	December 31, 2005
	As Previously Reported in 2006 Form 10-K	Adjustment		As Restated
LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable	$34,427	$—		$34,427
Accrued expenses	17,206	—		17,206
Current revolving lines of credit	6,248	—		6,248
Current maturities of other loans	2,634	—		2,634
Current maturities of capital leases	278	—		278
Deferred tax liabilities	—	99	(a)	99
Related party payables	4,925	—		4,925

Total current liabilities	65,718	99		65,817

Term loans	7,688	—		7,688
Capital leases	774	—		774
Other liabilities	5,206	—		5,206
Minority interest	3,152	116	(a)	3,268
Deferred tax liabilities	6,918	(399	)(b)	6,519

Total liabilities	89,456	(184)		89,272

Stockholders’ equity:
Preferred stock
Common stock	14	—		14
Additional paid-in capital	204,607	—		204,607
Shares held in treasury	(616)	—		(616)
Accumulated deficit	(115,989)	705	(a)	(115,284)
Accumulated other comprehensive loss	(1,619)	(51	)(a)	(1,670)

Total stockholders’ equity	86,397	654		87,051

Total Liabilities and Stockholders’ Equity	$175,853	$470		$176,323

(a)	Represents an adjustment to correct an accounting error relating to capitalizing certain costs associated with inventory at some of the Company’s foreign subsidiaries for the year ended December 31, 2005 and related tax effect and accumulated translation adjustment thereon.
(b)	Represents an adjustment to correct an error in the purchase accounting for the acquisition of the second 50% of BRC in 2005.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Restatement Impact on the Consolidated Statement of Cash Flow

The following tables reconcile the Company’s Consolidated Statement of Cash Flow from the previously reported results to the restated results for the year ended December 31, 2005.

	Year Ended December 31, 2005
	As Previously Reported in the 2006 Form 10-K	Adjustment		As Restated
Cash flows from operating activities:
Net loss	$(10,354)	$705	(a)	$(9,649)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangibles arising from acquisition	1,334	—		1,334
Depreciation and other amortization	5,856	—		5,856
Provision for doubtful accounts	723	—		723
Provision for inventory reserve	2,348	(68	)(a)	2,280
Minority interests in income of consolidated affiliates	975	128	(a)	1,103
Equity share in income of unconsolidated affiliates	(1,035)	(292	)(a)	(1,327)
Write-off of investment in unconsolidated affiliates	1,045	—		1,045
Compensation expense related to stock options	2,421	—		2,421
Unrealized gain on foreign exchange transactions	(1,569)	—		(1,569)
Loss on disposal of assets	37	—		37
In-process R&D	99	—		99
Changes in assets and liabilities
decrease in deferred income taxes	7,676	99	(a)	7,775
Increase in accounts receivable	(1,115)	—		(1,115)
Increase in inventories	(4,879)	(572	)(a)	(5,451)
decrease in other assets	509	—		509
increase in accounts payable	5,512	—		5,512
Increase in accrued expenses	2,495	—		2,495
Increase in long-term liabilities	—	401	(b)	401
Receivables from/payables to related party – net	2,213	—		2,213
Other, net	(219)	(401	)(b)	(620)

Net cash provided by operating activities	14,072	—		14,072

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,291)	—		(3,291)
Business acquisitions, net of cash acquired of $1,495 from BRC in 2005	(9,261)	—		(9,261)
Purchase of intangible assets	(287)	—		(287)

Net cash used in investing activities	(12,839)	—		(12,839)

Cash flows from financing activities:
Decrease in revolving lines of credit, net	(3,558)	—		(3,558)
Payments on term loans	(2,247)	—		(2,247)
Payments of capital lease obligations	(226)	—		(226)
Acquisition of common shares held in trust	(88)	—		(88)
Dividend paid to minority interests in consolidated subsidiaries	(730)	—		(730)
Proceeds from exercise of stock options	1,609	—		1,609
Proceeds from issuance of common stock	24,125	—		24,125

Net cash provided by financing activities	18,885	—		18,885

Effect on cash of changes in exchange rates	(1,426)	—		(1,426)
Net increase in cash and cash equivalents	18,692	—		18,692
Cash and cash equivalents at beginning of period	8,418	—		8,418

Cash and cash equivalents at end of period	$27,110	$—		$27,110

(a)	Represents an adjustment to correct an accounting error relating to capitalizing certain costs associated with inventory at some of the Company’s foreign subsidiaries for the year ended December 31, 2005 and related tax effect thereon.
(b)	Reclassification to conform to the current year presentation.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

3.	Acquisition of BRC

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

On July 22, 2003, the Company concluded the acquisition of 50% of BRC for an aggregate purchase price of approximately $25.5 million, which included directly related costs of approximately $1.6 million. The Company applied the equity method of accounting on the basis that the Company did not have effective control over BRC at the time of the 50% acquisition. Applying the principles of purchase accounting to this acquisition required that the Company allocate the aggregate purchase price to the fair value of the net assets and liabilities as of July 22, 2003 in connection with its 50% acquisition of BRC resulting in the step-up in fair value of fixed assets, step-down in fair value of long-term notes and recognized goodwill, which is not deductible for tax purposes.

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

The completion of the transaction was also contingent on the Company completing an equity offering sufficient to raise at least $15.0 million in cash, to repay the $20.0 million senior subordinated secured promissory notes issued to Bison in July 2003 and to secure the approval of the Company’s shareholders to proceed with the transaction. On December 30, 2004, the Company repaid the Bison note for $22.0 million (see Note 5); on February 11, 2005, the Company completed its equity public offering by issuing a total of 2,300,000 shares of its common stock to investors and realized approximately $26.4 million before transaction fees of approximately $2.3 million; and on March 10, 2005, the Company’s shareholders approved the transaction.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Purchase Price Allocation as of December 31, 2005

The purchase method of accounting allocates the amount paid for an acquisition over the fair value of the assets and liabilities acquired. The excess of the purchase price over the fair value is classified as goodwill. The portion of the purchase price that represents the fair value of acquired in-process technology, or IPR&D, on the date of the acquisition is recognized as IPR&D on the consolidated statement of operations in the same period as the acquisition. The Company’s final purchase price allocation considered separately the purchase price allocation for the initial 50% acquisition and the purchase price allocation resulting from the acquisition of the remaining 50% of BRC. The following table summarizes the purchase price allocation and the determination of goodwill, which is not deductible for tax purposes, as of July 22, 2003 for the first 50% acquired and as of March 31, 2005 for the second 50% acquired (in thousands):

	BRC
	1st 50%	2nd 50%
		(as restated)
Cash	$13,943	$10,017
Common Stock	10,000	29,264
Directly related expenses	1,585	1,525

Aggregate purchase price	25,528	40,806

Less: IMPCO’s 50% share of
Book value of current assets acquired	14,562	25,418
Book value of equipment and leasehold improvements acquired	2,591	2,308
Book value of long-term assets acquired	636	11,214
Book value of current liabilities assumed	(5,175)	(18,286)
Book value of long-term liabilities assumed	(1,954)	(6,712)
Step-up in fair value of fixed assets	3,662	1,427
Acquired in-process technology	—	99
Fair value assigned to intangible assets	—	12,523
Step-down in fair value of term note	66	—
Deferred tax liability for net step-up in basis of assets	—	(6,035)

Total of IMPCO’s 50% share	14,388	21,956

Goodwill recognized	$11,140	$18,850

In its allocation of the purchase price, the Company determined that approximately $0.1 million represented IPR&D costs. Accordingly, the Company recorded $0.1 million as expense in its consolidated statement of operations for 2005. This allocation was determined using the income approach, which utilizes a discounted cash flow approach to estimate the present value of future cash flows that are expected to result from R&D projects that were in-process, or incomplete, as of the acquisition date of March 31, 2005. One project was determined to have met the criteria for classification as IPR&D including (1) the existence of remaining technological risks; (2) absence of alternative uses for this project or its underlying assets; and (3) presence of substantive and verifiability qualities that characterize an IPR&D project. The Company used a risk adjusted discount rate of 20% to discount future cash flows reflecting that most of the project was nearing completion and that revenue estimates associated with these projects were already discounted. Other research and development projects were excluded from this classification on the basis that they represented either sustaining engineering projects or they no longer had any significant technological risk associated with them.

The Company determined that the step-up in fair values for fixed assets acquired in the second 50% was approximately $1.4 million and in its allocation of the purchase price assigned acquired intangible assets with definite lives a value of approximately $12.5 million and consisted of the following (in thousands):

Intangible Asset	Remaining Life	Amortization Method	Value
Existing technology	7 years	Straight line	$9,031
Customer relationships	11 years	Sum-of the years digits	1,987
Trade name	11 years	Straight line	1,505

			$12,523

The Company assigned fair values to the intangible assets by applying valuation models that assigned future after-tax cash flows to existing technology and customer relationships as of March 31, 2005. In each case, a 16% discount rate and a statutory tax rate of 37.25% was used. To determine the fair value for the trade name, the Company applied the royalty savings method, which is designed to estimate the amount of savings the Company would realize in the future by not having to pay a royalty fee for use of BRC’s trade name.

A deferred tax liability in the amount of approximately $6.0 million was established based on the purchase price allocation. A 37.25% tax rate was applied to the total allocation, as of March 31, 2005, of the net book value of the step-up in fair value of fixed assets acquired in the first 50% of approximately $3.3 million, the step-up in fair values for fixed assets acquired in the second 50% of approximately $1.4 million, the step-up in fair value of approximately $11.7 million for intangible assets, which are not deductible for tax purposes, and the net book value for the step-down in fair value of long-term debt of approximately $0.1 million.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded amortization expense of approximately $1.9 million, $1.8 million, and $1.3 million for the intangible assets acquired and depreciation expense of approximately $0.7 million, $0.7 million, and $0.5 million for the step-up in fair value of the tangible assets acquired, which were estimated to have a remaining useful life of five to eight years.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Pro Forma Consolidated Statement of Operations

The Company completed the purchase of the remaining 50% of BRC on March 31, 2005 and consolidated the March 31, 2005 balance sheet of BRC with the consolidated balance sheet of IMPCO. The Company consolidated the second through fourth quarter 2005 results and cash flows of BRC with the Company’s consolidated statements of operations and cash flows for the year ended December 31, 2005. The following table sets forth unaudited pro forma financial information for the year ended December 31, 2005, as if the acquisition had occurred on January 1, 2005, instead of on March 31, 2005. The unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations in any future period (in millions, except per share data):

December 31,2005
(unaudited)
(as restated)
Revenue	$193.8
Loss before cumulative effect of a change in accounting principle	$(9.1)
Basic and diluted loss per share	$(0.67)

4.	Acquisition of Zavoli S.r.L.

On July 2, 2007, BRC completed the acquisition of Zavoli, S.r.L. (“Zavoli”) for approximately $8.5 million in cash including transaction costs. Zavoli is a privately held manufacturer and distributor of aftermarket conversion kits that enable internal combustion engines to operate on liquefied petroleum gas and compressed natural gas. BRC obtained a $6.7 million loan in June 2007, using the exchange rate of $1.3475 to the euro at June 30, 2007, from Intesa SanPaolo SpA (see Note 5) to fund the acquisition. The Company accounted for this acquisition in accordance with the guidance in SFAS 141. At the acquisition date, the fair value of the identified tangible and intangible assets totaled $10.5 million including cash acquired of $0.4 million, the assumed liabilities amounted to $4.6 million, and the resulting goodwill balance was $2.6 million. Identified intangible assets arising from the acquisition of Zavoli consist of existing technology, customer relationships, trade name and non-compete agreements (see Note 16). The Company has determined that the acquisition of Zavoli was a non-material business combination. As such, pro forma disclosures have not been included within this filing.

For the year ended December 31, 2007, the Company recorded amortization expense of approximately $0.3 million related to the intangible assets acquired.

5.	Debt

The Company’s outstanding debt is summarized as follows (in thousands):

	December 31, 2007	December 31, 2006
(a) Revolving promissory note—LaSalle Business Credit, LLC	$3,307	$5,191
(b) Revolving lines of credit— various Italian banks	—	3,912
(c) Term loan—Unicredit Banca Medio Credito S.p.A.	5,892	7,922
(d) Term loan—Intesa San Paolo SpA	7,364	—
(e) Term loan—Italian Ministry of Industry	628	717
(f) Other loans	356	155
(g) Capital leases	859	1,038

	18,406	18,935
Less: current portion	8,526	12,418

Non-current portion	$9,880	$6,517

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The debt is scheduled to be repaid as follows (in thousands):

5 year debt payout:
December 31, 2008	$8,526
December 31, 2009	4,797
December 31, 2010	1,781
December 31, 2011	1,680
December 31, 2012	1,622

Total	$18,406

At December 31, 2007, the Company’s weighted average interest rate on outstanding debt was 6.3%.

(a) Revolving Promissory Note—LaSalle Business Credit, LLC

The Company entered into an asset-based credit facility with LaSalle Business Credit, LLC, or LaSalle, dated July 22, 2003, as amended. The LaSalle senior credit facility matures on June 30, 2008. This revolving credit facility carries an interest rate per annum equal to prime plus 3.0%, which amounted to 10.25% per annum at December 31, 2007 and prime plus 1.0% or 9.25% at December 31, 2006 and has a borrowing limit equal to 85% of the Company’s eligible accounts receivable plus the lesser of $4.5 million or 60% of the Company’s eligible inventory as measured from time to time, subject to reasonable reserves established by LaSalle in its discretion. This lender has a senior security interest in substantially all of the Company’s assets located in the United States. As of December 31, 2007, this facility carried a maximum borrowing limit of $7.0 million, of which $4.8 million was the actual borrowing capacity. At December 31, 2007, the outstanding balance under this loan agreement was $3.3 million and approximately $1.5 million was available for borrowing as of that date. At March 31, 2008, the outstanding balance under this loan agreement was $2.8 million. On January 31, 2008, the maximum borrowing limit was reduced to $6.25 million and on March 18, 2008, the borrowing limit on inventory was reduced to the lesser of $1.25 million or 24% of the Company’s eligible inventory subject to a reduction by 1% each week.

On March 18, 2008, IMPCO entered into an amendment to its revolving credit facility, which extends the term of the loan to June 30, 2008, extends the date by which the Fuel Systems 2007 consolidated financial statements must be delivered to LaSalle to May 31, 2008, set required U.S. pre-tax income for the period from January 1, 2008 to April 30, 2008, reduces the borrowing base as discussed above and limits the amount of payments IMPCO can make on its loan agreements with MTM.

The current financial covenants include, among other things, limits on capital expenditures within any four successive quarters to $4.5 million for IMPCO U.S. and $6.5 million for IMPCO world-wide operations and a requirement that the Company maintain a year to date IMPCO U.S. minimum pre-tax loss of not more than a $0.5 million at any month-end beginning January 31, 2008. On March 18, 2008, the Company announced that the Company’s historical consolidated financial statements on or after January 1, 2005 should no longer be relied on. As a result, the Company was not compliant with its obligations to provide the lender with current and accurate consolidated financial statements. LaSalle has waived the non-compliance resulting from the restatement of the Company’s historical consolidated financial statements . In addition, LaSalle waived the financial covenants for each of the fiscal quarters ending March 31, 2005 through and including December 31, 2006 because they may have been impacted as a result of the restatement.

The credit facility expires on June 30, 2008. LaSalle has indicated its intent to not renew the credit facility in the long-term and they are not willing to extend beyond that date while the Company transitions to a new lender. Without the debt service requirements of the MTM loan, based on IMPCO U.S.’s current liquidity and capital needs, IMPCO U.S. expects to be able to repay the amounts owing under the LaSalle senior credit facility when the obligation comes due and expects to be able to continue to fund its liquidity and capital needs using cash flows from operations. However, if IMPCO U.S. does not have sufficient cash flows from operations, LaSalle may foreclose on certain of the Company’s U.S. assets or take other legal action against the Company that, alone or in the aggregate, may have a material adverse effect on the Company (see further discussion regarding liquidity at Note 1(d)).

(b) Revolving lines of Credit—Various Italian Banks

At December 31, 2007, BRC had an unsecured line of credit amounting to approximately $1.3 million, based on the exchange rate at December 31, 2007, with no outstanding balance. Additionally, BRC has a commercial credit secured by customer account receivables, which allows borrowings up to a maximum of $14.8 million, of which the borrowing capacity was limited to $6.5 million at December 31, 2007. The outstanding borrowings on the commercial secured credit facility were zero and $3.9 million as of December 31, 2007 and 2006, respectively. Interest rates at December 31, 2007 for the unsecured credit facility and the commercial credit facility were three-month EURIBOR plus 4% and 1%, respectively, which were 8.7% and 5.7%, respectively. Both lines of credit are callable on demand.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

(c) Term loan—Unicredit Banca Medio Credito SpA.

On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004 (see (h) below). The payment terms are such that MTM will pay approximately $0.7 million on a quarterly basis throughout the term of the loan and interest based on three-month EURIBOR rate plus 1% per annum, which was 5.7% and 4.7% at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the amount outstanding was $5.9 million and $7.9 million, respectively. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is not allowed to remit dividends based on income for the years 2004 and 2005 during the term of the term loan agreement. In addition, MTM is required to maintain net assets of at least $29.5 million based on the exchange rate on December 31, 2007. At December 31, 2007, MTM was in compliance with these covenants.

(d) Term Loan – Intesa SanPaolo

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy in which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli, S.r.L., which was completed on July 2, 2007 for approximately $8.5 million (see Note 4). The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR rate plus 0.4% per annum, which was 5.1% at December 31, 2007.

At December 31, 2007, the amount outstanding was $7.4 million. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITA of less than 1.25 to maintain this rate. In the event the ratio of indebtedness to EBITA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR rate plus 1.2%, which was 5.9% at December 31, 2007.

(e) Term Loans—Italian Ministry of Industry

In 1998 and 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and for research and development expenditures. The 1998 loan was paid off in January 2006. The 2002 loan is repayable in semi-annual installments through 2011 at a subsidized rate of 2.0%. At December 31, 2007 and 2006, approximately $0.6 million and $0.7 million was owed under the 2002 loan, respectively.

(f) Other loans

In addition, the Company’s subsidiary in the Netherlands has a $3.4 million credit facility, based on the exchange rate on December 31, 2007 to the euro, with Fortis Bank. The credit facility is based on accounts receivable and inventory pledged by the operations in the Netherlands and is a daily revocable credit facility. The interest rate is variable and as of December 31, 2007 was 5.625%. At December 31, 2007, there was no outstanding balance under this credit facility.

In June 2007, the Company financed, through a third-party lender, certain insurance policies for a total of approximately $0.6 million, which are payable within a year from the date of financing. At December 31, 2007, the balance of these outstanding loans totaled approximately $0.3 million bearing interest at annual rates of 6.5%.

In June and July of 2006, the Company financed, through a third-party lender, certain insurance policies for a total of approximately $0.7 million, which are payable within a year from the date of financing. At December 31, 2006, the balance of these outstanding loans totaled approximately $ 0.2 million bearing interest at annual rates of 6.4% to 7.4%. These loans were paid off in April 2007.

In February 2007, the Company financed, through a third party lender, software license and support for a total of approximately $0.2 million, which are payable within two year from the date of financing. At December 31, 2007, the balance of these outstanding loans totaled to approximately $0.1 million bearing interest at annual rate of 7.3%.

(g) Capital leases

Capital leases consist primarily of equipment leases for the U.S. operations. The Company added approximately $0.2 million to capital leases in 2007. (See Note 7)

(h) Term Loan—MTM SrL

On December 23, 2004, IMPCO entered into a loan agreement with MTM pursuant to which it borrowed approximately $22.0 million (the “MTM loan”). The proceeds of the MTM loan were used to retire approximately $22.0 million of the Company’s indebtedness to Bison Capital Structured Equity Partners LLC, an amount that included a prepayment premium and accrued but unpaid interest. The MTM loan carries a rate equal to 1.5% above three-month EURIBOR per annum, which was at 6.2% at December 31, 2007 and 5.2% at December 31, 2006, provided that the rate will increase to 3.5% above three-month EURIBOR after

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

and during the continuance of a default under the MTM loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. Beginning on April 1, 2005, the loan is being repaid in quarterly installments, each in the amount of not less than $0.65 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.15 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM loan and related interest have been eliminated in the accompanying consolidated financial statements.

The MTM loan provides for automatic acceleration of the amounts borrowed in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as the Company’s Chief Executive Officer or a material breach of his employment agreement. The MTM loan also provides for acceleration of the loan upon notice from MTM in case of any other default under the loan. In addition, the MTM loan contains restrictive covenants limiting the Company’s ability to: terminate Mariano Costamagna as its Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death; limits IMPCO U.S. from incurring additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the LaSalle senior credit facility); limits IMPCO U.S. from merging, consolidating or selling its assets; purchase, retire or redeem the Company’s capital stock; and limits IMPCO U.S. from making capital expenditures in excess of $5.0 million in fiscal 2006 and $3.0 million in subsequent fiscal years.

At December 31, 2007 and 2006, the amount owed under the MTM loan was approximately $14.4 million and $17.5 million, respectively. The Company was in compliance with the covenants in the MTM loan at December 31, 2007 and other related terms and conditions. An event of default under the LaSalle senior credit facility would not automatically cause a cross-default under the MTM loan. The MTM loan has significant debt service requirements, which include quarterly payments of $1.0 million during 2008 of which IMPCO U.S. paid the first quarter payment on April 10, 2008. If the Company is unable to obtain additional or replacement financing or draw dividends from its subsidiaries, IMPCO U.S. will not be able to pay the quarterly payments due under the MTM loan. If IMPCO U.S. were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM loan causing it to become due in full and/or pursue the personal guarantee by Mariano Costamagna (the Company’s Chief Executive Officer) and Pier Antonio Costamagna (Director of Mechanical Engineering of MTM), whom are referred to jointly as Founders of BRC. The Founders of BRC have jointly and severally guaranteed IMPCO’s performance under the MTM loan because of certain requirements arising under Italian law. In return for their guarantees, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO U.S. fails to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, they may require the Company to reimburse them for their payments as guarantors, or they may take possession of the Company’s equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, the Company would lose its rights in the net assets and operations of BRC. This would have a material adverse effect upon the Company’s earnings and its financial position. Total assets and net assets for BRC operations at December 31, 2007 were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenues and operating income for BRC was $138.8 million and $16.6 million, respectively.

In connection with the Company’s continuing non-compliance under the LaSalle senior credit agreement, LaSalle has required that the Company make no payments to MTM under the MTM loan since July 18, 2007. In order to avoid defaulting on the MTM loan, the Company has had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. On December 28, 2007, the board of directors of MTM passed a resolution approving a deferral of the December 31, 2007 principal repayment due of $0.8 million on the MTM loan to March 31, 2008 which was paid on April 10, 2008. The December 31, 2007 interest payment of $0.2 million was paid in January 2008. As of January 8, 2008, IMPCO U.S. owed MTM an additional $2.6 million in short-term debt that was due March 31, 2008. IMPCO U.S. has not yet made this payment as of the date of this filing. IMPCO U.S. is technically in default on the short-term loans, which are not secured or guaranteed MTM’s Italian statutory auditor has advised the Company that they are not willing to permit extensions on the unsecured short-term loans. To date, MTM has not taken any action to force payment.

The Company paid principal and interest payments totaling $3.9 million and $2.6 million during the years ended December 31, 2007 and 2006, respectively.

The MTM loan agreement will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. BRC records the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro even though this loan is being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. For the years ended December 31, 2007 and 2006, the Company recorded approximately $1.6 million and $1.9 million in unrealized foreign exchange losses in connection with the MTM loan, respectively. For the year ended December 31, 2005, we recognized unrealized gain on foreign exchange of approximately $2.9 million on our statement of operations of which $2.3 million is reported as part of other income (expense) on our consolidated statements of operations and $0.6 million in equity share in income from unconsolidated affiliates.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

6.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
			(as restated)
Current:
Federal	$(48)	$203	$298
State	61	32	—
Foreign	11,365	11,180	6,365

	11,378	11,415	6,663

Deferred:
Federal and state	(1,666)	(184)	5,889
Foreign	(2,291)	(2,097)	(710)
Change in valuation allowance	1,738	159	2,596

	(2,219)	(2,122)	7,775

Total provision for income taxes	$9,159	$9,293	$14,438

Income before income taxes and equity share in income of unconsolidated affiliates for U.S. and foreign-based operations is shown in below (in thousands):

	Years Ended December 31,
	2007	2006	2005
			(as restated)
U.S.	$(4,912)	$(3,207)	$(6,539)
Foreign	21,380	20,666	12,266

Income from operations before income taxes and equity share in income of unconsolidated affiliates	$16,468	$17,459	$5,727

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in ownership structure may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively. The Company has experienced several ownership changes since 1999, the impact of which resulted in approximately $11.4 million of federal net operating loss carryovers and federal and state tax credit carryovers that will expire unused due to limitations imposed under IRC Section 382 and 383. These deferred tax assets and related valuation allowance have been removed from the deferred tax schedule below.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	Years Ended December 31,
	2007	2006
		(as restated)
Deferred tax liabilities:
Tax over book depreciation	$(204)	$(44)
Foreign deferred tax liability	(5,071)	(5,690)
Other, net	(362)	(96)

	(5,637)	(5,830)

Deferred tax assets:
Tax credit carryforwards	848	1,495
Net operating loss carryforwards	20,740	19,722
Valuation allowance	(23,111)	(24,282)
Stock compensation	363	707
Inventory reserves	416	403
Foreign deferred tax asset	2,298	2,323
Other, net	966	1,818

	2,520	2,186

Total net deferred tax balances	$(3,117)	$(3,644)

Net deferred tax assets	$2,432	$2,342
Less: deferred tax assets, current	2,248	2,324

Net deferred tax assets, non-current	$184	$18

Net deferred tax liabilities	$(5,549)	$(5,986)
Less: deferred tax liabilities, current	(117)	(111)

Net deferred tax liabilities, non-current	$(5,432)	$(5,875)

Based upon the substantial net operating loss carryovers and expected future operating results in the U.S., management concluded that it is more likely than not that substantially all of the deferred tax assets in the U.S. as of December 31, 2007 may not be realized. The balance of the total valuation allowance was $23.1 million as of December 31, 2007. In addition, the Company expects to provide a full valuation allowance on future tax benefits in the U.S. until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

Federal net operating loss carryforwards of approximately $60.4 million expire between 2020 and 2027. California net operating loss carryforwards of approximately $52.0 million expire between 2010 and 2017. The Company also has research and development credit carryforwards for state income tax purposes of approximately $3.8 million, which do not expire for tax reporting purposes. The Company also has $0.6 million of foreign tax credits that begin to expire in 2017. The Company has an alternative minimum tax credit carryforward of $0.2 million which does not expire.

Not included in the deferred tax assets as of December 31, 2007 is approximately $1.0 million of tax benefits related to employee stock compensation. If and when realized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital, rather than a reduction of the income tax provision.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is based on income from operations before income taxes and equity share in income of unconsolidated affiliates and minority interests as follows:

	Years Ended December 31,
	2007	2006	2005
			(as restated)
Federal statutory income tax rate	34.0%	34.0%	34.0%
Permanent differences	2.1	2.6	7.6
Residual U.S. tax on deemed dividend from foreign subsidiaries	7.1	3.0	126.7
State tax, net of federal benefit	(0.7)	(0.3)	—
Foreign tax in excess of expected tax	8.9	13.2	70.8
Effect of Italian tax rate change	(3.6)	—	—
True up of deferred tax assets	(3.3)	(1.1)	—
Federal AMT	—	—	2.6
Valuation Allowance	10.6	0.9	12.3
Other	0.5	0.9	(1.9)

Effective tax rate	55.6%	53.2%	252.1%

As of December 31, 2007, undistributed earnings, except with respect to a portion of undistributed earnings of both BRC and IMPCO BV, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Upon distributions of earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The Company has accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. It is not practical to determine the income tax impact in the event the Company repatriated undistributed foreign earnings that are considered indefinitely reinvested. In 2007, the Company received $0.8 million as its share of the dividend distributed by IMPCO BV for which approximately $41,000 was withheld in foreign taxes. As of December 31, 2007, approximately $0.6 million in foreign withholding taxes was accrued related to undistributed earnings not considered to be indefinitely reinvested.

Residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $26.5 million of earnings of BRC (for the MTM loan), on approximately $2.0 million of earnings of IMPCO Australia (for an intercompany transaction) and on approximately $0.9 million of earnings of IMPCO BV (for an anticipated dividend). The respective amounts were deemed to be a constructive dividend creating taxable income for U.S. income tax purposes; upon distribution of earnings in the form of dividends, or otherwise, in excess of these amounts, the Company may be subject to United States income taxes. In addition, the Company would be subject to withholding taxes payable to various foreign countries. For amounts which have been repaid to BRC for the MTM loan, such amounts could be drawn as a dividend from BRC in the future without U.S. income tax consequences.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes the activity related to our unrecognized tax benefits:

Balance at January 1, 2007	$5,783
Increases related to current year tax positions	293

Balance at December 31, 2007	$6,076

Approximately $0.3 million of the Company’s unrecognized tax benefits at December 31, 2007 will reduce the Company’s annual effective tax rate if recognized. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the additional amount that would affect the effective tax rate is approximately $4.4 million. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and in various foreign and state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2002 and is no longer subject to tax examinations for significant foreign jurisdictions for years prior to 2003. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. During 2007, there was $0.1 million of interest expense and penalties recorded in income tax expense and at December 31, 2007, there was $0.1 million of accrued interest and penalties associated with uncertain tax positions.

7.	Commitments and Contingencies

(a) Leases

The Company has certain non-cancelable operating leases for facilities and equipment and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under non-cancelable leases at December 31, 2007 are as follows (in thousands):

	Lease Obligations
		Operating Leases
Years Ended December 31,	Capital Lease Obligations	Third Party Obligations	Related Party Obligations	Sublease Income	Net Obligations
2008	$481	$2,845	$1,247	$(190)	$3,902
2009	266	2,114	1,247	(190)	3,171
2010	136	1,761	1,247	(194)	2,814
2011	51	1,557	1,247	(148)	2,656
2012	9	1,325	915	—	2,240
Thereafter	—	5,473	1,484	—	6,957

Total minimum lease payments	943	$15,075	$7,387	$(722)	$21,740

Less: imputed interest (6.5% - 9.4%)	84

Present value of future minimum lease payments	859
Less: current portion	428

Long-term capital lease obligation	$431

In 2004, the Company subleased a portion of its Cerritos, California warehouse to an unrelated third party. The sublease agreement term covered the period commencing April 1, 2004 to May 1, 2006. The unrelated third party continued to sublease the warehouse on a month-to-month basis from May 1, 2006 through January 31, 2007. The Company received approximately $18,000, $0.2 million and $0.2 million in sublease payments for each of the years ended December 31, 2007, 2006, and 2005, respectively. The annual rent to be received has been reflected as a reduction in future minimum lease payments.

The Company exited its Seattle research and development facility, which is referred to as the Seattle Facility, on August 1, 2005 and relocated key technical personnel to other Company facilities. It subleased the Seattle Facility for a period of 120 months through September 30, 2011. The sublease income expected under the agreement approximates the lease obligation. The Company received approximately $0.2 million, $0.2 million and $0.1 million in sublease income for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company also relocated its combined corporate headquarters and IMPCO U.S. business operations from its former location in Cerritos, California to Santa Ana, California. On September 6, 2005, the Company entered into a lease agreement with a term of 13

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

years and annual rent of $714,000, which is set to increase 3% every year pursuant to the terms of the agreement. The Company is recording rent expense using a straight-line basis for the 3% increases. In connection with the relocation, the Company recorded approximately $0.9 million in expenses in the year ended December 31, 2005, consisting of approximately $0.1 million in accelerated amortization expense for leasehold improvements and furniture and fixtures, approximately $0.3 million for incremental rent expenses prior to the planned exit of the Cerritos facility in early 2006, $0.2 million for relocation and set-up costs and approximately $0.3 million for the fair value of the remaining lease obligation reduced by estimated sublease rentals for the Cerritos facility, which extends until 2009. The remaining lease obligation is included in accrued expenses at December 31, 2006. During 2006, the Company incurred $0.2 million for incremental rent expense for the Santa Ana facility prior to the exit of the Cerritos facility in April 2006 and revised the estimated cost for the sublease of the Cerritos facility resulting in an additional expense of approximately $0.2 million. During the year ended December 31, 2006, the Company incurred approximately $1.9 million in cash outflows, of which approximately $1.7 million related to leasehold improvements in the new facility.

During 2007, the Company incurred $0.5 million for restoration cost to its former location in Cerritos and revised the estimated cost for the restoration resulting in an additional expense of approximately $0.6 million. During 2007, the Company also revised its sublease revenue assumption resulting in an additional expense of approximately $0.5 million. The remaining lease obligation is included in accrued expenses at December 31, 2007. A reconciliation of accrued restructuring costs, which are all recorded to selling, general and administrative expense, related to the relocation from Cerritos to Santa Ana and restoration of the Cerritos facility for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	Relocation & Set Up	Restoration Cost	Rent and Other Exit Costs	Total	Less Current Portion	Long Term Portion
Accrued restructuring costs at December 31, 2004	$—	$—	$—	$—	$—	$—

Addition to Seattle accruals			136	136
Addition to Cerritos accruals			366	366
Cerritos relocation costs	200	24	339	563
Cerritos payments (net of sublease)	(200)	—	(363)	(563)

Accrued restructuring costs at December 31, 2005	—	24	478	502	353	149

Seattle payments (net of sublease)			(14)	(14)
Adjustment to Cerritos accruals	—	—	118	118
Cerritos relocation costs	—	—	244	244
Cerritos payments (net of sublease)	—	—	(350)	(350)

Accrued restructuring costs at December 31, 2006	—	24	476	500	357	143

Seattle payments (net of sublease)			(16)	(16)
Adjustment to Cerritos accruals	—	645	(9)	636
Change in Cerritos sublease revenue assumption	—	—	477	477
Cerritos payments (net of sublease)	—	(495)	(494)	(989)

Accrued restructuring costs at December 31, 2007	$—	$174	$434	$608	$495	$113

In July 2002, BRC sold two parcels of real property located in Cherasco, Italy, including the buildings situated thereon, to IMCOS Due SrL, which we refer to as IMCOS Due, a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The price and other terms of this sale reflected the fair market value for the property based upon an appraisal conducted at the time of the purchase. Subsequently, IMCOS Due leased back to BRC and MTM under an eight-year lease, the portion of these properties that were previously occupied by those entities. The terms of this lease reflect the fair market value for the lease of such property based upon an appraisal conducted at the time of the leasing transaction. In 2005, BRC leased an additional building from IMCOS Due; in 2006, MTM leased a fourth building from IMCOS Due and in January 2008, MTM leased a fifth building from IMCOS Due. Total lease payments to IMCOS Due for 2007, 2006, and 2005 were approximately $1.1 million, $0.9 million, and $0.7 million, respectively.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Total rental expense under the operating leases for 2007, 2006, and 2005 were approximately $3.7 million, $3.0 million, and $3.3 million, respectively, net of sublease payments of $0.2 million, $0.5 million and $0.5 million in 2007, 2006 and 2005 respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

In 2008, BRC entered into two new lease agreements, one of which is leased from IMCOS Due as mentioned above, for which the aggregate annual rent payment is approximately $371,000.

(b) Contingencies

The Company is subject to certain claims that arise in the ordinary course of business. In the opinion of management, no pending or threatened claims, actions, or proceedings against the Company are expected to have a material adverse effect on the Company’s consolidated financial statements. MTM is a defendant in a lawsuit brought by ICOM, SrL, filed in the local court at Milan, Italy. That lawsuit initially sought injunctive relief and damages for infringement of ICOM’s alleged exclusive rights to sell ring-style gaseous fuel tanks in Italy. The trial court initially denied the plaintiff’s motion for injunctive relief and subsequently denied the plaintiff’s damages claims. The case remains on appeal and the final hearing was held on March 4, 2008; each party is required to submit their written documents by June 2008, and the court will render their decision by approximately September 2008. We believe the plaintiff’s claims are without merit and that the court will most likely uphold the original trial court’s decision.

(c) Investment and Tax Savings Plan

The Company’s Investment and Tax Savings Plan (the “Plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All U.S. employees who are at least age twenty-one or older are eligible to participate in the Plan on the first day of employment with the Company. Eligible employees of the Company who elect to participate in the Plan may contribute into the Plan not less than 1% or more than 15% of compensation. The Company’s matching contributions are discretionary and match elective salary deferrals up to 3.0% of compensation. Approximately 73% of eligible employees were enrolled in the 401(k) plan at December 31, 2007. Employer contributions approximated $0.2 million, $0.2 million, and $0.3 million for 2007, 2006, and 2005, respectively.

(d) Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan wherein selected key employees may elect to defer a portion of their compensation each year. The Plan is administered by a third party Plan administrator. Employee contributions are invested in mutual funds and consequently are considered to be traded instruments. The Company matches 50% of the employee contribution up to an annual maximum of $12,500. Participants in the plan are 25% vested in the amount of the Company matching contributions upon attaining two years of service, with an additional 25% vested for each additional year of service thereafter. The Company recognizes the expense for the Company match over the service period. In 2007, 2006, and 2005, the Company recorded expense of $58,000, $30,000 and $40,000 respectively.

The cash contributed by the Company on the participant’s behalf is invested in Company common stock acquired in the open market, which is carried at cost and classified as a deduction of equity in shares held in treasury on the balance sheet (see Note 8 for further discussion). The value of the Company’s common stock is calculated and recorded as a liability at market value and is classified as a long-term liability on the Company’s balance sheet. The Company includes the common stock of the plan in its computations of basic and diluted net income on net loss per share. According to EITF 97-14, Accounting for Deferred Compensation Arrangement Where Amounts Earned are Held in a Rabbi Trust and Invested, the Company consolidates the assets of the Plan as part of the Company’s assets at the end of each quarter, which are classified as long-term assets on the Company’s balance sheet. At December 31, 2007 and 2006, the assets under the plan, included in other assets, were $0.7 million and $1.3 million, respectively. At December 31, 2007, the liabilities under the plan were $0.9 million, of which $0.2 million is included in accrued expenses and $0.7 million is included in other liabilities. At December 31, 2006, the liabilities under the plan, included in other liabilities, were $1.7 million.

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

Mr. Costamagna’s employment agreement contains very limited provisions for termination (with certain exceptions for termination upon his death). If, during the term of his employment, the Company terminates his employment other than for “cause” or

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

if he resigns for “good reason,” the Company must pay him a severance payment equal to $5.0 million (subject to certain limited reductions if he sells more than 20% of the common stock he has received in connection with his sale of his portion of BRC). Accordingly, prior to May 31, 2009, the Company’s right to terminate his employment without triggering this obligation is limited to circumstances in which he commits a crime or engages in gross negligence or willful misconduct that adversely impacts our legitimate business interests or in which his act or omission materially interferes with his duties or represents a breach of his employment agreement that continues following notice and a four-week cure period. Similarly, Mr. Costamagna may resign and claim the severance payment if (after having given written notice and an opportunity to cure a defect) his title, duties, responsibilities or status are materially diminished, if his base salary or bonus is inappropriately reduced, or if his responsibilities are delegated to another person. The severance payment also triggers upon termination occasioned by death or disability, provided that in such cases he must qualify for life and disability insurance covering these obligations. Moreover, a termination of his employment for any reason (with limited exceptions for termination upon his death) constitutes an event as of default under the MTM Loan and affords him or his estate an ability to accelerate the amounts then outstanding under that loan. In addition to his base salary, Mariano Costamagna will also be paid approximately €100,000 annually (approximately $147,000 converted into U.S dollars as of December 31, 2007) as compensation for his services as a director of MTM until May 30, 2011.

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

Robert M. Stemmler

On March 11, 2005, the Company entered into a revised employee consulting agreement with Robert M. Stemmler, former Chief Executive Officer, pursuant to which he will perform duties assigned to him by the Company’s Chief Executive Officer from March 11, 2005 through March 31, 2007. Mr. Stemmler had been Chairman of the Company’s board of directors, but agreed to resign as a director effective May 3, 2005. The Company will pay Mr. Stemmler a total of $300,000 as an employee consulting fee, provide him with life and long-term disability insurance during the term of the agreement and permit his stock options to continue to vest during the term of the agreement. In addition, the Company will reimburse Mr. Stemmler and his wife for the cost of medical insurance, initially in the form of COBRA coverage and then, from August 2005 until death, in the form of supplemental Medicare J insurance, or medical insurance comparable to that provided by the Company if supplemental Medicare insurance is not available for him and his spouse. The agreement cannot be terminated by the Company, and Mr. Stemmler’s death or disability does not terminate the agreement or relieve the Company of its obligation to pay the consulting fee. As a result, the Company recognized expense of approximately $1.7 million in the first quarter of 2005 consisting of $1.3 million of stock-based compensation expense for the modification of option terms (see Note 8), accrued expenses of $0.3 million for the employee consulting fee, and $0.1 million for lifetime medical benefits for the former CEO and his wife. As of December 31, 2007, the accrued expense remaining related to the terms of the revised employee consulting agreement was approximately $48,000.

Terry Clapp

On January 5, 2005, the Company entered into a Consulting Agreement with Terry Clapp, former Chief Operating Officer of international operations, for a term that expired on March 5, 2006. The agreement required payment of a total base salary of approximately $325,000 (using the December 31, 2004 exchange rate) for the entire 14 month term of the agreement, and provided for participation in the Company’s 2000, 2002, 2003 and 2004 Incentive Stock Option Plans. The agreement did not allow for termination

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

by the Company during the term of the agreement. As a result, the Company recognized expense of approximately $0.5 million in the first quarter of 2005 consisting of $0.2 million of stock-based compensation expense for the modification of option terms (see Note 8) and accrued expenses of $0.3 million for the consulting fee. As of December 31, 2006, there was no balance remaining in accrued expense related to the terms of the revised employee consulting agreement.

(f) Severance Funds

Italian law requires companies to make a mandatory termination payment called the Trattamento di Fine Rapporto (“TFR”) to employees. It is paid, as a lump sum, when the employment ends for any kind of reason such as resignation or layoff. The severance indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration. It corresponds approximately to one month’s salary for each year of service for each employee. There is no vesting period or funding requirement associated with the liability. The liability recorded in the balance sheet is the amount that the employee would be entitled to if the employee terminates immediately. During 2007, 2006 and 2005, BRC had recorded $1.2 million, $1.0 million and $0.7 million, respectively, in expense for TFR and has a long-term liability accrued in the amount of $4.6 million and $4.1 million, as of December 31, 2007 and 2006, respectively. The liability for severance indemnities relates primarily to the Company’s employees in Italy.

8.	Stockholders’ Equity

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

(c) Shares Held in Treasury

The Company matches employee contributions to its non-qualified deferred compensation plan (see Note 7 for further discussion regarding the plan) up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock on the participant’s behalf acquired in the open market. These shares are carried at cost and classified as a deduction of equity. As of December 31, 2007 and 2006, the Company had for the participants’ behalf, 15,390 and 22,110 shares recorded as held in treasury, respectively, with a value of approximately $0.2 and $0.3 million, respectively, for the deferred compensation plan.

As of December 31, 2007 and 2006, the Company also had 13,683 shares and 11,928 shares, respectively, held in treasury with a value of approximately $0.2 million, of which, 11,928 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised, 83 shares came from the repurchase of common stock, and 1,672 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with restricted stock issued and vested in May 2007 under the 2006 Incentive Bonus Plan.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Of the ten stock option plans, one has expired and shares can no longer be granted under that plan although shares outstanding under this plan can be exercised until they expire or are cancelled. At the Company’s August 23, 2006 stockholders meeting, the 2006 Incentive Bonus Plan was approved, providing for restricted stock awards of up to 400,000 shares in addition to cash awards. With the approval of this plan, the Company does not intend to grant any additional options available for future grant under its prior plans. There were no option grants in 2007, 2006 or 2005.

During 2005, the Company determined that the anticipated responsibilities and duties of a currently and continuously employed consultant (the former CEO) of the Company would not be significant or sufficient enough to justify the continued recognition of the employee’s compensation costs over the remaining two-year term of the employee’s current employment and consulting agreement. The Company extended the term of exercisability of the stock options to purchase approximately 549,000 shares of its common stock held by the former executive and recognized compensation expense included in selling, general and administrative expense of approximately $1.3 million for accounting purposes in 2005 for the modification of option terms. The Company also extended the term of exercisability of stock options previously granted to a former vice president and chief operating officer for international operations of the Company whose current duties and responsibilities as an executive advisor would not be significant or sufficient enough to justify the scheduled vesting of his remaining stock options to purchase 77,500 shares of the Company’s common stock over the remaining term of his employment agreement, which expired March 6, 2006. As a result, the Company recognized compensation expense included in selling, general and administrative expense of approximately $0.2 million in 2005 for the modification of option terms. Expense related to the outstanding stock options held by the former CEO was determined using the intrinsic value method, in accordance with APB 25, and the closing price of the Company’s stock as of March 11, 2005 of $12.40 per share. The Company applied the intrinsic value method to the stock options held by a former vice president and chief operating officer based on the closing price of the stock as of January 5, 2005 of $14.38 per share. In total, during 2005, the Company recognized approximately $1.5 million in option expense related to these former executive officers. In addition, in 2005, the Company recognized approximately $26,000 in compensation expense included in selling, general and administrative expense in connection with the extension of the exercise date by which its previous Chief Financial Officer could exercise his stock options upon his resignation on April 7, 2005.

The Company also recorded stock-based compensation expense under APB 25 related to vesting of stock options in 2005 of $0.9 million. In 2007 and 2006, the Company recorded stock-based compensation expense under SFAS 123R, see discussion of Adoption of SFAS 123R below, of $0.4 million and $1.7 million, respectively, of which in 2007, $0.2 million related to stock options and $0.2 million related to restricted stock and in 2006, $1.6 million related to stock options and $0.1 million related to restricted stock.

Stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005 was allocated as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cost of revenue	$63	$82	$35
Research and development expense	120	152	63
Selling, general and administrative expense	253	1,425	2,323

	$436	$1,659	$2,421

During 2006, the Company recorded bonus expense of $89,000 for accrued incentive bonus expense which related to the first 25% vesting of restricted stock for the grant issued in May 2007; this was reclassified to equity when the restricted stock grant was issued in May 2007.

Adoption of SFAS 123R

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method as permitted by SFAS 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. This statement requires the Company to recognize grant date fair value of stock options and other equity-based compensation as expense in its consolidated financial statements. The modified prospective transition method also requires that stock-based compensation expense be recorded for all awards granted prior to January 1, 2006, but not yet vested, based on the grant date fair-value as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the years ended December 31, 2007 and 2006 have been reduced by estimated forfeitures based on historical trends of option forfeitures. The Company has recorded approximately $0.2 million and $1.6 million of stock-based compensation expense for stock options during the years ended December 31, 2007 and 2006, respectively, as a result of the adoption of SFAS 123R.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Prior to adopting SFAS 123R, the Company presented all excess tax benefits, if any, resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a financing activity. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits as a result of adopting SFAS 123R in the years ended December 31, 2007 and 2006 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical daily volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors including implied volatility in market traded options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The Company uses a straight line amortization model to record expenses under this Statement.

Stock-Based Compensation Activity—Stock Options

Shares of common stock issued upon exercise of stock options or awards under the employee stock purchase plan are from previously unissued shares. The following table displays stock option activity including the weighted average stock option prices for 2007, 2006 and 2005 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	1,771,376	$10.02
Granted	—	—
Exercised	(210,628)	7.59
Forfeited	(200,664)	10.68

Outstanding at December 31, 2005	1,360,084	10.30
Granted	—	—
Exercised	(597,885)	9.15
Forfeited	(142,670)	11.78

Outstanding at December 31, 2006	619,529	11.08
Granted	—	—
Repriced	140,400	13.29
Exercised	(306,209)	12.03
Forfeited (1)	(188,994)	10.00

Outstanding at December 31, 2007	264,726	$11.92	5.2 yrs	$888

Vested and expected to vest at December 31, 2007	263,271	$11.92	5.2 yrs	$884

Shares exercisable at December 31, 2005	723,080	$10.24	5.6 yrs	$1,004

Shares exercisable at December 31, 2006	328,398	$11.32	6.4 yrs	$3,540

Shares exercisable at December 31, 2007	235,600	$11.97	5.1 yrs	$807

(1)	Includes 140,400 options that had a weighted average exercise price of $9.69, which were canceled and repriced at a weighted average exercise price of $13.29.

In December 2007, the Company increased the exercise price of 140,400 outstanding options (“Reprice Options”) of 15 employees and directors to reflect the fair market value of the option on the date of grant based on the company-initiated, voluntary review of the Company’s historical stock option grants. The Repriced Options had a weighted average exercise price of $9.69, which was increased to a weighted average exercise price of $13.29. Non-officer employees were paid for difference between the original exercise price and the new price as a result of the repricing in February 2008. This amount of $0.1 million was expensed to selling, general and administrative expense and accrued at December 31, 2007.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at each respective period. During the years ended December 31, 2007, 2006 and 2005, the aggregate intrinsic value of options exercised under our stock option plans was $2.2 million, $5.2 million, and $1.3 million, respectively, determined as of the date of option exercise.

As of December 31, 2007, there were approximately $0.1 million of total unrecognized compensation costs related to unvested stock options granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of one year.

The following table sets forth summarized information with respect to stock options outstanding and exercisable at December 31, 2007:

	Outstanding at December 31, 2007			Exercisable
Exercise Price Range:	Number of Shares	Average Life (years)	Average Price	Number of Shares	Average Price
$6.01 to $9.00	42,300	5.1	$6.56	42,300	$6.56
$9.01 to $12.00	129,875	5.3	10.46	107,999	10.32
$12.01 to $15.00	40,976	6.0	12.74	33,726	12.77
$15.01 to $20.00	35,675	5.4	16.26	35,675	16.26
$20.01 to $28.00	15,900	2.9	26.18	15,900	26.18

	264,726	5.2	$11.92	235,600	$11.97

During the year ended December 31, 2007, the Company issued 306,209 shares of common stock from the exercise of stock options at an average price of $12.03, with proceeds to the Company of approximately $3.7 million.

At December 31, 2007, there were approximately 438,315 option shares available for grant. The Company has discontinued issuance of new options under existing option plans, in conjunction with the August 2006 approval of the 2006 Incentive Bonus Plan.

Stock-Based Compensation Activity—Restricted Stock

In accordance with its director compensation policy, the Company issued shares of restricted common stock to returning non-employee directors on November 20, 2007, as shown in the table below, at a purchase price equal to the per share par value of $0.001. With respect to the departing director, these shares were granted and vested on the last day of employment on December 20, 2007. For grants to returning directors, shares are fully vested as of December 31 of the year in which granted. The company measured the fair value of each of these awards as if they were vested and issued on their respective grant dates.

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

Based on profitability of both IMPCO and BRC for 2007, some employees may be provided with bonuses in 2008 based on performance in 2007. The Company may pay a portion of the bonus in cash and a portion in restricted stock. The restricted stock would vest 25% on the date of the grant and the balance in three equal annual installments. The Company has recorded an expense of $0.8 million for accrued incentive bonus expense during 2007, of which $0.1 million relates to the first 25% vesting of restricted stock that may be issued in 2008; this will be reclassified to equity when the restricted stock grant is issued in 2008.

Based on profitability of both IMPCO and BRC for 2006, some employees were provided with bonuses in May 2007 based on performance in 2006. The Company paid a portion of the bonus in cash and a portion in restricted stock. The restricted stock vests 25% on the date of the grant and the balance in three equal annual installments. The Company has recorded an expense of $0.9 million for accrued incentive bonus expense during 2006, of which $0.1 million relates to the first 25% vesting of restricted stock for the grant issued in May 2007; this was reclassified to equity when the restricted stock grant was issued in May 2007. The total restricted stock awards was 19,935 shares. The remaining 75% will vest in three equal annual installments beginning May 2008 and the expense associated with these shares is being recorded over the vesting period. The Company recorded expense of $0.1 million in 2007 for the vesting of these shares. As of December 31, 2007, there were approximately $0.2 million of total unrecognized compensation costs related to unvested restricted stock granted. That cost is expected to be recognized over a weighted-average period of 2.4 years.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Stock-based compensation expense recorded in 2007 and 2006 was $0.2 million and $0.1 million, respectively, related to the vesting of the restricted stock. The following table details our restricted stock grants during the year ended December 31, 2007:

	Shares of Restricted Common Stock Granted
	May 4, 2007	November 20, 2007	December 20, 2007
Employees	19,935	—	—
Departing director (fully vested on December 20, 2007)	—	—	1,247
Continuing non-employee directors (fully vested on December 31, 2007)	—	6,990	—

Total issued	19,935	6,990	1,247

Total purchase price	$19.96	$7.00	$1.25

Grant date fair value per share	$17.86	$14.31	$16.04

A summary of our unvested restricted stock awards as of December 31, 2007 and the changes during the year then ended are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	10,329	13.55
Vested	(7,440)	13.44

Nonvested at December 31, 2006	2,889	13.85
Granted	28,172	16.90
Vested	(14,180)	15.68
Forfeiture	(177)	17.86

Nonvested at December 31, 2007	16,704	$17.40

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

On April 14, 2003, the Company entered into agreements with investors to provide approximately $3.1 million in bridge loans, of which $1.4 million was from an entity related to one of the Company’s directors. In conjunction with the bridge loan agreements the Company issued warrants to the investors to purchase 152,500 shares of the Company’s common stock at $4.92, or 120% of the then market price. The Company determined a fair value of the 152,500 warrants issued equal to approximately $0.4 million based on the application of the Black-Scholes model. The following assumptions were made in connection with the Black-Scholes model: expected life of the warrant—5.0 years; price volatility—63.2%; risk-free interest rate—3.6% and the dividend yield—0%. At the time of issuance, the Company accounted for these warrants as an increase of approximately $0.4 million in additional paid in capital

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

and deferred interest costs subject to amortization to expense based of the expected life of the loan, or less than one year. The warrants expire on April 14, 2008. During 2003 and 2004, 85,000 warrants were exercised with 67,500 warrants unexercised at December 31, 2007.

On May 15, 2004, the Company issued a fully vested warrant to purchase 60,000 shares of IMPCO common stock to Bathgate Partners, LLC in connection with the Bison Note, at a price of 120% over the then closing price, or $14.44 per share. The Company determined a fair value of the warrant issued equal to approximately $0.5 million based on the application of the Black-Scholes model. The following assumptions were made in connection with the Black-Scholes model: expected life of the warrant—5.0 years; price volatility—89.1%; risk-free interest rate—4.19% and the dividend yield—0%. The Company recognized $0.5 million as interest expense in 2004 in connection with the prepayment of the Bison Note in December 2004. During 2006, 23,388 of these vested warrant shares were tendered in lieu of cash for the exercise price of 13,760 shares of common stock. The shares tendered in lieu of cash have been reflected in the 2006 forfeited amount in the table below. As of December 31, 2007, there are 22,852 outstanding warrants. The warrant expires May 15, 2009.

Stock warrants activity in 2005, 2006, and 2007 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	387,500	$11.26
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2005	387,500	11.26
Granted	—	—
Exercised	(123,760)	6.08
Forfeited (a)	(173,388)	14.85

Outstanding at December 31, 2006	90,352	7.33
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2007	90,352	$7.33

(a)	Forfeited warrants include 23,388 vested warrant shares tendered in lieu of cash for the exercise price of 13,760 shares of common stock.

The following table sets forth summarized information with respect to warrants outstanding and exercisable at December 31, 2007:

Exercise Price:	Outstanding at December 31, 2007	Life Remaining
$4.92	67,500	3 months
$14.44	22,852	16 months

	90,352

9.	Related Party Transactions

In 2007, the Company purchased products from MTE SrL, TCN SrL, Europlast, MTM Hydro SrL and Biemmedue SpA for approximately $4.7 million, $4.3 million, $3.4 million, $35,000 and $24,000 respectively. In 2007, the Company also sold to WMTM, Jehin Engineering, Europlast, MTE SrL, MTM Hydro products in the amount of approximately $2.5 million, $0.6 million, $0.2 million, $16,000 and $5,000, respectively.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The Company leases buildings from IMCOS Due, a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families (see Note 7).

The following table sets forth amounts (in thousands) that are included within the captions noted on the consolidated balance sheets at December 31, 2007 and 2006 representing related party transactions with the Company.

	At December 31,
	2007	2006
Current Receivables:
IBMexicano (a)	$40	$68
MTE SrL. (b)	—	20
Jehin Engineering Ltd (c)	—	373
Minda IMPCO Limited (d)	—	17
WMTM Equipamento de Gases Ltd (e)	—	1,956
MTM Hydro SrL (f)	4	8

	$44	$2,442

Non-current Receivable:
WMTM Equipamento de Gases Ltd (e)	3,450	3,358

	$3,450	$3,358

Current Payables:
MTE SrL. (b)	$2,243	$1,079
Europlast SrL. (g)	1,627	523
TCN SrL. (g)	1,989	1,173
WMTM Equipamento de Gases Ltd (e)	10	—
Biemmedue SpA (f)	27	23
MTM Hydro SrL (f)	24	3
IMPCO/BRC Egypt (h)	1	1

	$5,921	$2,802

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.
(b)	MTE, S.r.L. is 50% owned by MTM, S.r.L., and is accounted for using the equity method.
(c)	Jehin Engineering Ltd. is 13.6% owned by BRC; BRC has significant control and accounts for it under the equity method.
(d)	Minda IMPCO Limited was 50% owned by IMPCO. It was established in December 2004 as a result of a recombination of previous ownership interests with joint venture partner Minda Industries of India and was sold in April 2006. Transactions subsequent to the date sold are considered as arm’s length transactions and recorded as part of Accounts Receivable.
(e)	WMTM Equipamento de Gases Ltd. is 50% owned by BRC, and is accounted for using the equity method. During 2007, sales to WMTM were recorded on the cash basis; inventory was recorded on a consignment basis and revenue attributed to sales to WMTM was deferred until receipt of payment. As of December 31, 2007 amounts due on consignment sales was $3.6 million. As of December 31, 2006, the current receivables of $2.0 million were past due. The non-current receivable was originally due January 31, 2007, and the maturity date was extended to January 31, 2010.
(f)	The Company’s Chief Executive Officer owns 100% of Imcos Due S.r.L., and 100% of Biemmedue SpA. and 46% of MTM Hydro S.r.L. with his immediate family and serves on the board of directors for each company.
(g)	The Chief Executive Officer of IMPCO serves on the board of directors of and owns 40% of Europlast and 30% of TCN S.r.L., along with his brother, Pier Antonio Costamagna.
(h)	IMPCO/BRC Egypt is 50% owned by IMPCO, and is accounted for using the equity method.

The non-current receivable from WMTM Equipamento de Gases Ltd (“WMTM”), a 50% owned joint venture, represents a loan from BRC Brasil S.A. (“BRC Brasil”). The total amount outstanding on the loan of $3.6 million at December 31, 2006 was due on January 31, 2007. In January 2007, the loan’s maturity date was extended to January 31, 2010. As of December 31, 2007, the total amount outstanding on the loan was $4.4 million. As a result of the loan extension, past due balances on trade payables to MTM and historical operating results, the Company evaluated the collectibility of the loan from WMTM and has impaired the loan by $1.0 million and $0.3 million as of December 31, 2007 and 2006, respectively. Since the investment in WMTM was reduced to a zero

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

balance due to prior losses during 2006, the current reserve against the loan includes the recognition of equity investment losses of approximately $0.4 million and $0.3 million, that were recorded as an impairment against the loan as of December 31, 2007 and 2006, respectively. MTM has also provided for a bank guarantee for WMTM up to $1.1 million and $0.9 million as of December 31, 2007 and 2006, respectively.

Effective October 1, 2006, the Company changed its accounting for sales to WMTM from the full accrual basis to the cash basis based on the WMTM’s payment history during the third quarter of 2006. During 2007 and the fourth quarter of 2006, revenue attributed to sales to WMTM was deferred until receipt of payment and inventory was recorded on a consignment basis. As of December 31, 2007, the amounts billed to WMTM but not yet collected totaled $3.6 million. As of December 31, 2007 and 2006, inventory on consignment at WMTM was $3.0 million and $0.9 million, respectively.

The current receivables from Jehin Engineering represent inventory sales from IMPCO U.S. and MTM to Jehin. As of December 31, 2007 and 2006, the total amount of current receivables from Jehin was $0.2 million and $0.7 million, respectively, of which the Company recorded approximately $0.2 million and $0.3 million in reserve based on the aging of receivables and analysis of collectibility from Jehin, respectively. During 2007, MTM changed its accounting for sales to Jehin from the full accrual basis to the cash basis based on the Jehin’s payment history. As of December 31, 2007, the amounts billed to Jehin by MTM but not yet collected totaled $0.3 million.

Loans to Executive Officers

In September 2001, the Company loaned an officer $175,000. The loan bore interest at a rate of 9% per annum. The loan became due and payable in full on July 31, 2002. The amount outstanding as of December 31, 2003 was approximately $216,000. The amount outstanding at December 31, 2004 was approximately $102,000, which was paid off in full on July 29, 2005.

10.	Income (loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Years Ended December 31,
	2007	2006	2005
			(as restated)
Numerator:
Income (loss) before cumulative effect of a change in accounting principle	$5,883	$6,912	$(9,532)
Cumulative effect of a change in accounting principle	—	—	(117)

Net income (loss)	$5,883	$6,912	$(9,649)

Denominator:
Denominator for basic earnings per share—weighted average number of shares	15,410,287	14,881,387	13,488,571
Effect of dilutive securities:
Employee stock options	137,657	198,623	—
Warrants	53,763	88,136	—
Unvested restricted stock	12,307	4,123	—

Dilutive potential common shares	15,614,014	15,172,269	13,488,571

Basic income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.38	$0.46	$(0.71)

Per share effect of a cumulative effect of a change in accounting principle	$—	$—	$(0.01)

Net income (loss) per share	$0.38	$0.46	$(0.72)

Diluted income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.38	$0.46	$(0.71)

Per share effect of a cumulative effect of a change in accounting principle	$—	$—	$(0.01)

Net income (loss) per share	$0.38	$0.46	$(0.72)

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

For the years ended December 31, 2007, 2006 and 2005, options to purchase approximately 2,141, 6,554, and 1,365,233 shares, respectively, of common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the years ended December 31, 2007, 2006 and 2005, warrants to purchase approximately 0, 0, and 387,500 shares, respectively, of the Company’s common stock were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive.

11.	Equity Investments

The Company’s investments in its subsidiaries were composed exclusively of investments in the unconsolidated subsidiaries of BRC of approximately $2.3 million and $1.4 million as of December 31, 2007 and 2006, respectively. The Company completed the acquisition of the remaining 50% of BRC on March 31, 2005, and fully consolidated the balance sheet and operating results of BRC from that date forward (see Note 3).

In 2005, the Company recorded a write-off of its investment balance of $0.1 million in Minda IMPCO Limited or MIL in connection with its planned conversion of the joint venture into a distributorship. In April 2006, the Company sold its 50% interest in MIL for immaterial consideration.

Also in 2005, the Company recorded a write-off of the investment balance in IBMexicano of $0.9 million in connection with its planned liquidation, because the Company and its 50% joint venture partner have agreed to wind-down the business. IBMexicano closed its facility on June 8, 2006. The Company continues to sell in the Mexico market through independent distributors.

In 2006, the Company impaired $0.3 million of the investment balance as well as a recorded a reserve on the related party accounts receivable balance (see Note 9 for further discussion) of Jehin Engineering Ltd due to Jehin’s financial instability.

The following table sets forth the Company’s share in the earnings (losses) in unconsolidated affiliates for the fiscal years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005
			(as restated)
Share in BRC earnings, net of eliminations	$—	$—	$1,479
Share in earnings of BRC unconsolidated affiliates, net	416	685	302
Share in earnings of IMPCO affiliates, net	—	—	(283)
Amortization of step-up in fair value of BRC fixed assets	—	—	(171)

Total	$416	$685	$1,327

Write-off investment in Jehin Engineering, Ltd	$—	$(271)	$—
Write-off investment in IBMexicano	—	—	(920)
Write-off of investment in MIL	—	—	(125)

	$—	$(271)	$(1,045)

The Company used the equity method of accounting to recognize the investment in the results of BRC in Company’s financial results for the first quarter of 2005. The statements of operations for BRC for the three months ended March 31, 2005 are presented below (in thousands):

January 1, 2005 to March 31, 2005
(Unaudited)
(as restated)
Revenue	$19,797
Cost of revenue and operating expenses	15,879

Operating income	3,918
Interest income, net	63
Other income	1,353

Pre-tax income	5,334
Income taxes	2,066

Net income	$3,268

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth (in thousands) the Company’s share in the earnings of BRC as part of the equity share in earnings of unconsolidated affiliates on the statements of operations for the three months ended March 31, 2005. The amortization of the step-up in the basis of the assets of BRC from book value to fair market value recognizes IMPCO’s share of the depreciation affect over the remaining estimated useful life of BRC’s assets.

January 1, 2005 to March 31, 2005
(Unaudited)
(as restated)
Income of BRC	$3,268
% equity interest	50%

Share in earnings	1,634
Amortization of the fair value step-up of assets	(171)
Other	(155)

$1,308

BRC uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. The condensed balance sheet for BRC’s unconsolidated affiliates as of December 31, 2007 and 2006 and the statement of operations for the twelve months ended December 31, 2007 and 2006 and the nine months ended December 31, 2005 are presented below (in thousands):

	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Current assets	$24,907	$18,296
Non-current assets	6,603	6,301

Total assets	$31,510	$24,597

Current liabilities	$12,821	$11,876
long-term liabilities	10,458	6,023
Shareholders’ equity	8,231	6,698

Total liabilities and shareholders’ equity	$31,510	$24,597

	Years Ended December 31,		Nine Months Ended December 31, 2005
	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$24,091	$25,768	$15,613
Cost of revenue and operating expenses	21,975	21,513	12,978

Operating income	2,116	4,255	2,635
Interest income (expense), net	(3)	(253)	443
Other income (expenses)	(1,006)	160	(486)

Pre-tax income	1,107	4,162	2,592
Income taxes	467	1,654	1,592

Net income	$640	$2,508	$1,000

BRC’s share of equity shown above was approximately $2.3 million and $1.4 million at December 31, 2007 and 2006, respectively. The December 31, 2007 and 2006 investment in unconsolidated affiliates balance represents BRC’s investment in MTE. BRC’s investment in WMTM was reduced to a zero balance as of December 31, 2007 and 2006 due to prior losses. BRC’s investment

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

in Jehin was reduced to a zero balance at December 31, 2006 due to the $0.3 million impairment of the Jehin investment recorded in 2006 and remains at a zero balance as of December 31, 2007. The Jehin investment balance at December 31, 2005 was approximately $0.2 million.

BRC’s share of earnings from its investment in unconsolidated affiliates follows (in thousands):

	Years Ended December 31,		Nine Months Ended
	2007	2006	December 31, 2005
Income, net-BRC investees	$640	$2,508	$1,000
% equity interest (1)	various	various	Various
Share in earnings	586	1,191	426
Other expenses, net	(170)	(506)	(124)

	$416	$685	$302

(1)	Ranges from 13.59% to 50%

12.	Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required. The Company does not anticipate that a significant credit risk exists as a result of these customer relationships.

In 2007 and 2006, no customer represented more than 10.0% of consolidated sales. In 2005, the Company had sales to one customer that represented approximately 14.5% of consolidated sales.

Purchases

During 2007, 2006, and 2005, Power Solutions, Inc. constituted approximately 10.4%, 11.8%, and 17.1%, respectively, of consolidated purchases of raw materials and services. In 2007, 2006, and 2005, ten suppliers accounted for approximately 36.9%, 38.2%, and 45.5% of consolidated purchases of raw materials and services.

Cash

Operating cash balances held at non-U.S. banks representing 96.2% of the Company’s consolidated cash and cash equivalents at December 31, 2007 are not federally insured.

13.	Business Segment and Geographic Information

Business Segments. The Company’s management believes that the Company operates in two business segments, IMPCO operations and BRC operations. Under the Company’s system of reporting operations, IMPCO operations manufactures and sells products for use primarily in the industrial market through its U.S. and foreign facilities and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. BRC operations manufactures and sells products for use primarily in the transportation market through its foreign facilities and distribution channels. Corporate expenses consist of general and administrative expenses at the Fuel Systems corporate level. Intercompany sales between IMPCO operations and BRC operations have been eliminated in the results reported.

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Financial Information by Business Segment. Financial information by business segment follows (in thousands):

	Years Ended December 31,
Revenue:	2007	2006	2005
IMPCO Operations (1)	$126,505	$109,134	$101,263
BRC Operations (2)	138,826	111,682	73,276

Total	$265,331	$220,816	$174,539

	Years Ended December 31,
	2007	2006	2005
			(as restated)
Operating Income (loss)
IMPCO Operations (1)	$14,734	$12,385	$4,711
BRC Operations (2)	16,643	15,846	8,764
Corporate Expenses (3)(4)	(12,098)	(8,196)	(7,518)

Total	19,279	$20,035	$5,957

(1)	IMPCO operations is a combination of our previously-reported U.S. operations and international operations segments.
(2)	The Company consolidated BRC’s income statement beginning with April 1, 2005. During the first quarter of 2005, IMPCO included its 50% share in BRC’s net income of approximately $1.2 million in IMPCO’s net loss.
(3)	Represents corporate expense not allocated to either of the business segments.
(4)	For the twelve months ended December 31, 2005, operating income (loss) includes a $1.9 million expense for compensation, lifetime medical benefits and modifications to previously granted stock option awards to two former executive officers of the Company (see Note 8)

	As of December 31,
	2007	2006
		(as restated)
Total Assets
IMPCO Operations (including corporate)	$78,978	$79,405
BRC Operations (2)	168,392	119,628

Total	$247,370	$199,033

	Years Ended December 31,
Capital Expenditures	2007	2006	2005
IMPCO Operations (including corporate) (1)	$1,327	$4,975	$2,381
BRC Operations (2)	4,863	5,100	1,767

Total	$6,190	$10,075	$4,148

(1)	Includes $0.2 million, $0.3 million, and $0.9 million of capital leases in 2007, 2006 and 2005, respectively.
(2)	The Company consolidated BRC’s balance sheet as of March 31, 2005.

Revenue by Application. The Company’s product revenue by application across all business segments follows (in thousands):

	Years Ended December 31,
Revenue (1):	2007	2006	2005
Transportation	$169,454	$135,850	$90,872
Industrial	95,877	84,966	83,667

Total	$265,331	$220,816	$174,539

(1)	The Company consolidated BRC’s income statement beginning with April 1, 2005.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Geographic Information. The Company’s geographic information for revenue to unaffiliated customers and long-lived assets is shown below. The basis for determining revenue is the geographic location of the customer. Long-lived assets represent long-term tangible and intangible assets that are physically located in the region as indicated (in thousands):

	Years Ended December 31,
Revenue (1):	2007	2006	2005
North America (2)	$61,225	$49,586	$59,826
Europe:
Italy	54,069	52,222	26,942
All other (3)	95,410	66,804	60,747
Asia & Pacific Rim (3)	45,960	41,967	19,319
Latin America (3)	8,667	10,237	7,705

Total	$265,331	$220,816	$174,539

(1)	The Company consolidated BRC’s income statement beginning with April 1, 2005.
(2)	Revenue for countries outside the United States represent less than 1% of total consolidated revenue.
(3)	No one country represents more than 10% of total consolidated revenue.

	As of December 31,
	2007	2006
Long-Lived Assets:		(as restated)
North America	$10,359	$11,252
Europe	70,217	56,367
Asia & Pacific Rim	4,009	3,579

Total	$84,585	$71,198

14.	Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Years Ended December 31,
Warranty reserve for the period ended:	2007	2006	2005
Balance at beginning of period	$2,119	$1,605	$1,376
Accrued warranty costs—BRC	—	—	413
New warranties issued	838	882	539
Warranties settled	(430)	(368)	(723)

Balance at end of period	$2,527	$2,119	$1,605

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

15.	Supplementary Cash Flow Information

Interest and income taxes paid for 2007, 2006 and 2005 are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Interest paid	$1,342	$1,236	$841
Taxes paid (including franchise taxes)	$14,091	$12,784	$4,470

16.	Goodwill and Intangibles

In accordance with SFAS 142, amortization of goodwill is no longer permitted. As required by SFAS 142, the fourth quarter has been established for the annual impairment review of goodwill. The annual reviews performed in the fourth quarters of 2007, 2006 and 2005 resulted in no impairment to goodwill.

Goodwill relates to the allocation of the purchase price resulting from the Company’s business acquisitions, the majority of which is attributable to the acquisition of BRC (see further discussion at Note 3) and BRC’s subsequent acquisition of Zavoli, S.r.L. (“Zavoli”) on July 2, 2007. Identified intangible assets arising from the acquisition of BRC consist of existing technology, customer relationships and trade name, and identified intangible assets arising from the acquisition of Zavoli consist of existing technology, customer relationships, trade name and non-compete agreements. Amortization expense related to existing technology and customer relationships of $2.0 million, $1.7 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements for the year ended December 31, 2007 was $0.2 million and amortization expense related to trade name for each of the years ended December 31, 2006 and 2005 was $0.1 million.

The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	December 31, 2006	Additions from purchase accounting	Impairment Charges	Currency Translation	December 31, 2007
	(as restated)
IMPCO Operations	$7,875	$—	$—	$472	$8,347
BRC Operations	31,675	2,578	—	3,886	38,139

	$39,550	$2,578	$—	$4,358	$46,486

	December 31, 2005	Additions from purchase accounting	Impairment Charges	Currency Translation	December 31, 2006
	(as restated)				(as restated)
IMPCO Operations	$7,527	$—	$—	$348	$7,875
BRC Operations	28,412	—	—	3,263	31,675

	$35,939	$—	$—	$3,611	$39,550

At December 31, 2007 and 2006, intangible assets consisted of the following (in thousands):

	As of December 31, 2007			As of December 31, 2006
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	$11,370	$(4,356)	$7,014	$9,902	$(2,476)	$7,426
Customer relationships	4,885	(1,269)	3,616	2,178	(631)	1,547
Tradename	2,122	(474)	1,648	1,650	(262)	1,388
Non-compete agreements	868	(87)	781	—	—	—

Total	$19,245	$(6,186)	$13,059	$13,730	$(3,369)	$10,361

Existing technology, trade name and non-compete agreements are being amortized using the straight line method and customer relationships are being amortized using the accelerated sum-of-the-years digit method. The sum-of-the-years digit method of amortization reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. Amortization expense related to existing technology and customer relationships is reported as a component of cost of revenue.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
2008	$2,690
2009	2,612
2010	2,533
2011	2,454
2012	1,104
Thereafter	1,666

$13,059

17.	Accrued Expenses:

The following table details the components of accrued expenses as of December 31, 2007 and 2006 (in thousands):

	As of December 31,
	2007	2006
Income taxes payable	$3,268	$5,489
Accrued professional fees	393	672
Accrued warranty	2,527	2,119
Accrued sales, property and franchise taxes	131	229
Accrued interest	32	82
Unearned revenue	1,581	2,082
Accrued payroll obligations	8,565	5,640
Accrued restructuring costs	495	357
Deferred rent liability	498	345
Other	2,176	2,896

	$19,666	$19,911

18.	Closure and Liquidation of Operations in Mexico

In 2005, the Company determined that it would consider the liquidation of its 50% owned Mexico joint venture in IBMexicano because the Company and its 50% joint venture partner have agreed to wind-down the business. The Company continues to sell its products in the Mexico market through independent distributors. As a result, the Company recorded an impairment charge of approximately $0.9 million to write-off the investment balance in the year ended December 31, 2005 (see Note 11). The closure was substantially complete by June 2006. The Company expects to liquidate the remaining assets of IBMexicano by the end of the third quarter of 2008. Cash proceeds, or net realizable value, from this liquidation will be used to settle all or part of IBMexicano’s December 31, 2007 payable of $38,000 to IMPCO Mexicano.

In addition, the Company plans to close its wholly-owned Mexico subsidiary, IMPCO Mexicano, which has not had any substantive operations since the 50% joint venture in IBMexicano was established in December 2004. As a result of the planned closure, in 2005 the Company recorded approximately $1.3 million in additional inventory reserves and allowance for doubtful accounts and related party receivables. Additionally, in 2005, as a result of the planned closure, $0.5 million of cumulative translation adjustments was recorded to other expense in the consolidated statement of operations.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

19.	Quarterly Results of Operations

A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts). Certain amounts have been reclassified to conform to the annual presentation.

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2007	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$54,833	$65,552	$65,235	$79,711
Cost of revenue	41,055	51,065	49,530	59,550	(a)(b)
Gross profit	13,778	14,487	15,705	20,161
Operating expenses	10,014	11,388	12,309	11,141	(c)
Operating income	3,764	3,099	3,396	9,020
Interest expense, net	(291)	(201)	(203)	(268)
Net income (loss)	1,018	395	(359)	4,829	(a)(b)(c)
Net income (loss) per share:
Basic	$0.07	$0.03	$(0.02)	$0.31

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2007	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Diluted	$0.07	$0.03	$(0.02)	$0.31

(a)	Includes in the fourth quarter of 2007, $0.2 million credit related to correction of an accounting error on an iron curtain basis relating to capitalizing certain costs associated with inventory at some of our foreign subsidiaries for 2006 and the first three quarters in 2007 for which the amount net of taxes and minority interest is $0.1 million. The amount related to 2006 was $0.1 million credit for which the amount net of taxes and minority interest was $30,000. The amount related to Q1 2007 was $0.3 million credit for which the amount net of taxes and minority interest was $0.2 million. The amount related to Q2 2007 was $0.1 million expense for which the amount net of taxes and minority interest was $40,000. The amount related to Q2 2007 was $0.1 million expense for which the amount net of taxes and minority interest was $50,000.
(b)	Includes in the fourth quarter of 2007, an adjustment of $0.7 million related to the physical inventory observation of two of the Company’s foreign subsidiaries.
(c)	Includes in the fourth quarter of 2007, an adjustment of $0.6 million to increase the reserve against the loan from WMTM, BRC’s 50% owned joint venture, based on payments not being made on past due balances on trade payables to MTM and WMTM’s historical operating results.

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2006	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$56,081	$57,159	$55,437	$52,139
Cost of revenue	40,864	45,111	40,188	40,500
Gross profit	15,217	12,048	15,249	11,639
Operating expenses	8,699	7,079	8,689	9,651
Operating income	6,518	4,969	6,560	1,988
Interest expense, net	(144)	(126)	(71)	(364)
Net income (loss)	3,274	1,736	3,126	(1,224	) (a)
Net income (loss) per share:
Basic	$0.23	$0.12	$0.21	$(0.08)
Diluted	$0.22	$0.11	$0.20	$(0.08)

(a)	Includes in the fourth quarter of 2006, $0.7 million in impairment loss in unconsolidated affiliates and reserve for related receivables.

The quarterly financial statement data above reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Restatement Impact on the Quarterly (Unaudited) Consolidated Balance Sheets

The following tables reconcile the Company’s Quarterly (Unaudited) Consolidated Balance Sheets from the previously reported results to the restated results for each quarter in the years ended December 31, 2007 and 2006. All dollar amounts are in thousands.

	September 30, 2007 (Unaudited)
	As Previously Reported	Cumulative Effect of 2005 Adjustments		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$26,279	$—		$26,279
Accounts receivable, net	46,164	—		46,164
Inventories:
Raw materials and parts	29,500	538	(a)	30,038
Work-in-process	3,304	31	(a)	3,335
Finished goods	33,936	843	(a)	34,779

Total inventories	66,740	1,412		68,152
Other current assets	4,141	—		4,141
Related party receivables	181	—		181
Deferred tax assets	3,056	(363	)(a)	2,693

Total current assets	146,561	1,049		147,610

Equipment and leasehold improvements:
Dies, molds and patterns	6,601	—		6,601
Machinery and equipment	23,262	—		23,262
Office furnishings and equipment	8,359	—		8,359
Automobiles and trucks	1,910	—		1,910
Leasehold improvements	4,008	—		4,008

	44,140	—		44,140
Less accumulated depreciation and amortization	20,582	—		20,582

Net equipment and leasehold improvements	23,558	—		23,558

Goodwill	45,689	(481	)(b)	45,208
Deferred tax asset	18			18
Intangible assets, net	13,305	—		13,305
Investment in unconsolidated affiliates	1,894	—		1,894
Other assets	1,523	—		1,523
Non-current related party receivable	4,179	—		4,179

Total Assets	$236,727	$568		$237,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,542	$—		$45,542
Accrued expenses	22,335	—		22,335
Current revolving lines of credit	3,092	—		3,092
Current maturities of other loans	4,080	—		4,080
Current maturities of capital leases	429	—		429
Deferred tax liabilities	—	120	(a)	120
Related party payables	5,213	—		5,213

Total current liabilities	80,691	120		80,811
Term loans	10,587	—		10,587
Capital leases	511	—		511
Other liabilities	5,884	—		5,884
Minority interest	5,933	140	(a)	6,073
Deferred tax liabilities	7,515	(481	)(b)	7,034

Total liabilities	111,121	(221)		110,900

Stockholders’ equity:
Preferred stock	—	—		—
Common stock	15	—		15
Additional paid-in capital	216,206	—		216,206
Shares held in treasury	(423)	—		(423)
Accumulated deficit	(108,229)	705	(a)	(107,524)
Accumulated other comprehensive income	18,037	84	(a)	18,121

Total stockholders’ equity	125,606	789		126,395

Total Liabilities and Stockholders’ Equity	$236,727	$568		$237,295

(a)	Represents an adjustment to correct an accounting error relating to capitalizing certain costs associated with inventory at some of the Company’s foreign subsidiaries for the year ended December 31, 2005 and related income tax and accumulated translation adjustment thereon.
(b)	Represents an adjustment to correct the purchase accounting for the Company’s acquisition of the second 50% of BRC in 2005.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	June 30, 2007 (Unaudited)
	As Previously Reported	Cumulative Effect of 2005 Adjustments		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$28,902	$—		$28,902
Accounts receivable, net	50,290	—		50,290
Inventories:
Raw materials and parts	26,713	508	(a)	27,221
Work-in-process	2,550	29	(a)	2,579
Finished goods	25,854	798	(a)	26,652

Total inventories	55,117	1,335		56,452
Other current assets	3,118	—		3,118
Related party receivables	769	—		769
Deferred tax assets	2,987	(343	)(a)	2,644

Total current assets	141,183	992		142,175

Equipment and leasehold improvements:
Dies, molds and patterns	6,508	—		6,508
Machinery and equipment	21,502	—		21,502
Office furnishings and equipment	8,081	—		8,081
Automobiles and trucks	1,594	—		1,594
Leasehold improvements	3,502	—		3,502

	41,187	—		41,187
Less accumulated depreciation and amortization	19,222	—		19,222

Net equipment and leasehold improvements	21,965	—		21,965

Goodwill	40,916	(454	)(b)	40,462
Deferred tax assets	17			17
Intangible assets, net	9,613	—		9,613
Investment in unconsolidated affiliates	1,706	—		1,706
Other assets	1,366	—		1,366
Non-current related party receivable	3,972	—		3,972

Total Assets	$220,738	$538		$221,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,686	$—		$33,686
Accrued expenses	24,826	—		24,826
Current revolving lines of credit	5,237	—		5,237
Current maturities of other loans	3,443	—		3,443
Current maturities of capital leases	415	—		415
Deferred tax liabilities	—	113	(a)	113
Related party payables	4,236	—		4,236

Total current liabilities	71,843	113		71,956
Term loans	11,949	—		11,949
Capital leases	615	—		615
Other liabilities	5,721	—		5,721
Minority interest	5,093	132	(a)	5,225
Deferred tax liabilities	5,971	(454	)(b)	5,517

Total liabilities	101,192	(209)		100,983

Stockholders’ equity:
Preferred stock	—	—		—
Common stock	15	—		15
Additional paid-in capital	216,068	—		216,068
Shares held in treasury	(396)	—		(396)
Accumulated deficit	(107,664)	705	(a)	(106,959)
Accumulated other comprehensive income	11,523	42	(a)	11,565

Total stockholders’ equity	119,546	747		120,293

Total Liabilities and Stockholders’ Equity	$220,738	$538		$221,276

(a)	Represents an adjustment to correct an accounting error relating to capitalizing certain costs associated with inventory at some of the Company’s foreign subsidiaries for the year ended December 31, 2005 and related income tax and accumulated translation adjustment thereon.
(b)	Represents an adjustment to correct the purchase accounting for the Company’s acquisition of the second 50% of BRC in 2005.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	March 31, 2007 (Unaudited)
	As Previously Reported	Cumulative Effect of 2005 Adjustments		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$11,454	$—		$11,454
Accounts receivable, net	46,726	—		46,726
Inventories:
Raw materials and parts	39,678	502	(a)	40,180
Work-in-process	3,012	29	(a)	3,041
Finished goods	16,204	784	(a)	16,988

Total inventories	58,894	1,315		60,209
Other current assets	2,468	—		2,468
Related party receivables	1,519	—		1,519
Deferred tax assets	3,374	(338	)(a)	3,036

Total current assets	124,435	977		125,412

Equipment and leasehold improvements:
Dies, molds and patterns	6,338	—		6,338
Machinery and equipment	19,744	—		19,744
Office furnishings and equipment	7,546	—		7,546
Automobiles and trucks	1,509	—		1,509
Leasehold improvements	4,442	—		4,442

	39,579	—		39,579
Less accumulated depreciation and amortization	17,737	—		17,737

Net equipment and leasehold improvements	21,842	—		21,842

Goodwill	40,401	(449	)(b)	39,952
Deferred tax asset	18			18
Intangible assets, net	9,987	—		9,987
Investment in unconsolidated affiliates	1,525	—		1,525
Other assets	2,095	—		2,095
Non-current related party receivable	3,598	—		3,598

Total Assets	$203,901	$528		$204,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,001	$—		$28,001
Accrued expenses	23,117	—		23,117
Current revolving lines of credit	8,592	—		8,592
Current maturities of other loans	2,848	—		2,848
Current maturities of capital leases	363	—		363
Deferred tax liabilities	—	112	(a)	112
Related party payables	2,788	—		2,788

Total current liabilities	65,709	112		65,821
Term loans	5,238	—		5,238
Capital leases	593	—		593
Other liabilities	6,407	—		6,407
Minority interest	5,339	131	(a)	5,470
Deferred tax liabilities	6,300	(449	)(b)	5,851

Total liabilities	89,586	(206)		89,380

Stockholders’ equity:
Preferred stock	—	—		—
Common stock	15	—		15
Additional paid-in capital	213,374	—		213,374
Shares held in treasury	(453)	—		(453)
Accumulated deficit	(108,059)	705	(a)	(107,354)
Accumulated other comprehensive income	9,438	29	(a)	9,467

Total stockholders’ equity	114,315	734		115,049

Total Liabilities and Stockholders’ Equity	$203,901	$528		$204,429

(a)	Represents an adjustment to correct an accounting error relating to capitalizing certain costs associated with inventory at some of the Company’s foreign subsidiaries for the year ended December 31, 2005 and related income tax and accumulated translation adjustment thereon.
(b)	Represents an adjustment to correct the purchase accounting for the Company’s acquisition of the second 50% of BRC in 2005.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	September 30, 2006 (Unaudited)
	As Previously Reported in 2006 Form 10-K	Cumulative Effect of 2005 Adjustments		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$13,707	$—		$13,707
Accounts receivable, net	44,243	—		44,243
Inventories:
Raw materials and parts	34,240	478	(a)	34,718
Work-in-process	2,658	28	(a)	2,686
Finished goods	17,836	742	(a)	18,578

Total inventories	54,734	1,248		55,982
Other current assets	7,027	—		7,027
Related party receivables	2,833	—		2,833
Deferred tax assets	1,964	(321	)(a)	1,643

Total current assets	124,508	927		125,435

Equipment and leasehold improvements:
Dies, molds and patterns	7,755	—		7,755
Machinery and equipment	15,825	—		15,825
Office furnishings and equipment	7,498	—		7,498
Automobiles and trucks	1,271	—		1,271
Leasehold improvements	3,091	—		3,091

	35,440	—		35,440
Less accumulated depreciation and amortization	16,727	—		16,727

Net equipment and leasehold improvements	18,713	—		18,713

Goodwill	38,530	(428	)(b)	38,102
Intangible assets, net	10,411	—		10,411
Investment in unconsolidated affiliates	1,198	—		1,198
Other assets	2,008	—		2,008
Non-current related party receivable	3,578	—		3,578

Total Assets	$198,946	$499		$199,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,466	$—		$36,466
Accrued expenses	22,031	—		22,031
Current revolving lines of credit	3,356	—		3,356
Current maturities of other loans	3,060	—		3,060
Current maturities of capital leases	340	—		340
Deferred tax liabilities	—	106	(a)	106
Related party payables	3,733	—		3,733

Total current liabilities	68,986	106		69,092
Term loans	6,325	—		6,325
Capital leases	770	—		770
Other liabilities	4,395	—		4,395
Minority interest	4,244	125	(a)	4,369
Deferred tax liabilities	6,876	(428	)(b)	6,448

Total liabilities	91,596	(197)		91,399

Stockholders’ equity:
Preferred stock	—	—		—
Common stock	15	—		15
Additional paid-in capital	211,665	—		211,665
Shares held in treasury	(537)	—		(537)
Accumulated deficit	(107,853)	705	(a)	(107,148)
Accumulated other comprehensive income	4,060	(9	)(a)	4,051

Total stockholders’ equity	107,350	696		108,046

Total Liabilities and Stockholders’ Equity	$198,946	$499		$199,445

(a)	Represents an adjustment to correct an accounting error relating to capitalizing certain costs associated with inventory at some of the Company’s foreign subsidiaries for the year ended December 31, 2005 and related income tax and accumulated translation adjustment thereon.
(b)	Represents an adjustment to correct the purchase accounting for the Company’s acquisition of the second 50% of BRC in 2005.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	June 30, 2006 (Unaudited)
	As Previously Reported in 2006 Form 10-K	Cumulative Effect of 2005 Adjustments		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$17,621	$—		$17,621
Accounts receivable, net	49,585	—		49,585
Inventories:
Raw materials and parts	32,759	473	(a)	33,232
Work-in-process	1,934	27	(a)	1,961
Finished goods	17,866	732	(a)	18,598

Total inventories	52,559	1,232		53,791
Other current assets	4,108	—		4,108
Related party receivables	2,262	—		2,262
Deferred tax assets	136	—		136

Total current assets	126,271	1,232		127,503

Equipment and leasehold improvements:
Dies, molds and patterns	7,581	—		7,581
Machinery and equipment	17,920	—		17,920
Office furnishings and equipment	8,281	—		8,281
Automobiles and trucks	1,206	—		1,206
Leasehold improvements	5,031	—		5,031

	40,019	—		40,019
Less accumulated depreciation and amortization	23,437	—		23,437

Net equipment and leasehold improvements	16,582	—		16,582

Goodwill	38,119	(423	)(b)	37,696
Deferred tax assets, net	1,258	—		1,258
Intangible assets, net	10,755	—		10,755
Investment in unconsolidated affiliates	1,036	—		1,036
Other assets	2,324	—		2,324
Non-current related party receivable	3,502	—		3,502

Total Assets	$199,847	$809		$200,656

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	June 30, 2006 (Unaudited)
	As Previously Reported in 2006 Form 10-K	Cumulative Effect of 2005 Adjustments		As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,680	$—		$47,680
Accrued expenses	17,575	—		17,575
Current revolving lines of credit	1,451	—		1,451
Current maturities of other loans	2,984	—		2,984
Current maturities of capital leases	314	—		314
Deferred tax liabilities	1,672	422	(a)	2,094
Related party payables	6,194	—		6,194

Total current liabilities	77,870	422		78,292
Term loans	6,884	—		6,884
Capital leases	884	—		884
Other liabilities	4,114	—		4,114
Minority interest	3,094	123	(a)	3,217
Deferred tax liabilities	4,842	(423	)(b)	4,419

Total liabilities	97,688	122		97,810

Stockholders’ equity:
Preferred stock
Common stock	15	—		15
Additional paid-in capital	210,339	—		210,339
Shares held in treasury	(520)	—		(520)
Accumulated deficit	(110,979)	705	(a)	(110,274)
Accumulated other comprehensive income	3,304	(18	)(a)	3,286

Total stockholders’ equity	102,159	687		102,846

Total Liabilities and Stockholders’ Equity	$199,847	$809		$200,656

(a)	Represents an adjustment to correct an accounting error relating to capitalizing certain costs associated with inventory at some of the Company’s foreign subsidiaries for the year ended December 31, 2005 and related income tax and accumulated translation adjustment thereon.
(b)	Represents an adjustment to correct the purchase accounting for the Company’s acquisition of the second 50% of BRC in 2005.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	March 31, 2006 (Unaudited)
	As Previously Reported in 2006 Form 10-K	Cumulative Effect of 2005 Adjustments		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$28,017	$—		$28,017
Accounts receivable, net	45,711	—		45,711
Inventories:
Raw materials and parts	28,780	455	(a)	29,235
Work-in-process	1,562	26	(a)	1,588
Finished goods	13,676	706	(a)	14,382

Total inventories	44,018	1,187		45,205
Other current assets	4,086	—		4,086
Related party receivables	1,769	—		1,769

Total current assets	123,601	1,187		124,788

Equipment and leasehold improvements:
Dies, molds and patterns	7,212	—		7,212
Machinery and equipment	16,668	—		16,668
Office furnishings and equipment	10,006	—		10,006
Automobiles and trucks	2,116	—		2,116
Leasehold improvements	4,134	—		4,134

	40,136	—		40,136
Less accumulated depreciation and amortization	24,887	—		24,887

Net equipment and leasehold improvements	15,249	—		15,249

Goodwill	36,849	(407	)(b)	36,442
Deferred tax assets, net	1,167	—		1,167
Intangible assets, net	10,785	—		10,785
Investment in unconsolidated affiliates	1,166	—		1,166
Other assets	2,408	—		2,408
Non-current related party receivable	3,784	—		3,784

Total Assets	$195,009	$780		$195,789

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	March 31, 2006 (Unaudited)
	As Previously Reported in 2006 Form 10-K	Cumulative Effect of 2005 Adjustments		As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,269	$—		$45,269
Accrued expenses	20,664	—		20,664
Current revolving lines of credit	4,843	—		4,843
Current maturities of other loans	2,568	—		2,568
Current maturities of capital leases	287	—		287
Deferred tax liabilities	1,928	406	(a)	2,334
Related party payables	6,582	—		6,582

Total current liabilities	82,141	406		82,547
Term loans	7,282	—		7,282
Capital leases	731	—		731
Other liabilities	3,802	—		3,802
Minority interest	3,443	119	(a)	3,562
Deferred tax liabilities	4,858	(407	)(b)	4,451

Total liabilities	102,257	118		102,375

Stockholders’ equity:
Preferred stock	—	—		—
Common stock	15	—		15
Additional paid-in capital	207,513	—		207,513
Unearned stock-based compensation	(1,487)	—		(1,487)
Shares held in treasury	(510)	—		(510)
Accumulated deficit	(112,715)	705	(a)	(112,010)
Accumulated other comprehensive loss	(64)	(43	)(a)	(107)

Total stockholders’ equity	92,752	662		93,414

Total Liabilities and Stockholders’ Equity	$195,009	$780		$195,789

(a)	Represents an adjustment to correct an accounting error relating to capitalizing certain costs associated with inventory at some of the Company’s foreign subsidiaries for the year ended December 31, 2005 and related income tax and accumulated translation adjustment thereon.
(b)	Represents an adjustment to correct the purchase accounting for the Company’s acquisition of the second 50% of BRC in 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

IMPCO BRC DE MEXICO, S.A. de C.V.

We have audited the statements of operations, stockholders’ equity (deficit), and cash flows of IMPCO BRC DE MEXICO, S.A. de C.V. (the “Company”) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of IMPCO BRC DE MEXICO, S.A. de C.V. for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Hernández Marrón y Cía., S.C.
Mexico
June 8, 2006

IMPCO BRC DE MEXICO, S.A. de C.V.

BALANCE SHEETS

(In thousands of Mexican pesos)

	December 31, 2007		December 31, 2006
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	Ps.	369	Ps.	525
Accounts receivable less allowance for doubtful accounts of Ps. 1,757and Ps. 1,753, respectively		—		—
Inventory, net		—		—

Total current assets		369		525

Total Assets	Ps.	369	Ps.	525

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	Ps.	10	Ps.	10
Accrued payroll obligations		—		23
Other accrued expenses		565		552
Related party payables		5,671		5,625

Total current liabilities		6,246		6,210

Stockholders’ equity (deficit):
Capital stock		50		50
Additional paid-in capital		27,036		27,036
Subscription receivable		(6,427)		(6,427)
Accumulated deficit		(26,536)		(26,344)

Total stockholders’ deficit		(5,877)		(5,685)

Total Liabilities and Stockholders’ Deficit	Ps.	369	Ps.	525

See accompanying notes to financial statements.

IMPCO BRC DE MEXICO, S.A. de C.V.

STATEMENTS OF OPERATIONS

(In thousands of Mexican pesos)

	Years Ended December 31,
	2007		2006		2005
	(unaudited)		(unaudited)
Revenue	Ps.	—	Ps.	17,439	Ps.	70,222
Cost of revenue		—		15,224		75,358

Gross profit		—		2,215		(5,136)
Operating expenses
Selling, general and administrative expense		166		4,507		17,073
Impairment loss of long-lived assets		—		622		966

Total operating expenses		166		5,129		18,039
Operating loss		(166)		(2,914)		(23,175)
Other income (expense), net		(26)		(609)		380
Interest expense		—		(7)		(19)

Loss before income taxes		(192)		(3,530)		(22,814)
Income tax expense		—		—		—

Net loss	Ps.	(192)	Ps.	(3,530)	Ps.	(22,814)

See accompanying notes to financial statements.

IMPCO BRC DE MEXICO, S.A. de C.V.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands of Mexican pesos)

	Capital Stock		Additional Paid-In Capital		Subscription Receivable		Accumulated Deficit		Total Stockholders’ Equity (Deficit)
Balance, December 31, 2005	Ps.	50	Ps.	27,036	Ps.	(6,427)	Ps.	(22,814)	Ps.	(2,155)

Net loss (unaudited)		—		—		—		(3,530)		(3,530)

Balance, December 31, 2006	Ps.	50	Ps.	27,036	Ps.	(6,427)	Ps.	(26,344)	Ps.	(5,685)

Net loss (unaudited)		—		—		—		(192)		(192)

Balance, December 31, 2007	Ps.	50	Ps.	27,036	Ps.	(6,427)	Ps.	(26,536)	Ps.	(5,877)

See accompanying notes to financial statements.

IMPCO BRC DE MEXICO, S.A. de C.V.

STATEMENTS OF CASH FLOWS

(In thousands of Mexican pesos)

	Years Ended December 31,
	2007		2006		2005
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net loss	Ps.	(192)	Ps.	(3,530)	Ps.	(22,814)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and other amortization		—		16		2,635
Impairment loss of long-lived assets		—		622		966
Provision for doubtful accounts		4		425		1,328
Provision for inventory reserve		—		—		13,500
Decrease (increase) in accounts receivable		(4)		6,739		(8,492)
Decrease in inventories		—		8,554		15,041
(Decrease) increase in accounts payable		—		(279)		289
(Decrease) increase in accrued expenses		(10)		(119)		694
Receivables from/payables to related party		46		(16,652)		(9,575)
Decrease (increase) in other assets		—		259		4,651

Net cash (used in) provided by operating activities		(156)		(3,965)		(1,777)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements		—		—		(874)

Net cash used in investing activities		—		—		(874)

Cash flows from financing activities:
Subscription receivable payment from joint venture partner		—		—		7,141

Net cash provided by financing activities		—		—		7,141

Net (decrease) increase in cash and cash equivalents		(156)		(3,965)		4,490
Cash and cash equivalents at beginning of period		525		4,490		—

Cash and cash equivalents at end of period	Ps.	369	Ps.	525	Ps.	4,490

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Purchase of inventory and fixed assets from joint venture partner via a related party payable	Ps.	—	Ps.	—	Ps.	2,863

See accompanying notes to financial statements.

IMPCO BRC DE MEXICO, S.A. de C.V.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

(a) Basis of presentation and description of the business—IMPCO BRC de Mexico, S.A. de C.V., which we refer to as “IBMexicano” or the Company, was established as a joint venture between IMPCO Technologies, Inc. (“IMPCO”) and Clean Fuels USA, Inc. (“CFUSA”) on December 30, 2004. IMPCO contributed approximately US$1.2 million of inventory assets from its wholly-owned subsidiary, Grupo IMPCO Mexicano, S. de R.L. de C.V. (“GIM”). In March 2006, IMPCO and CFUSA mutually agreed to dissolve and liquidate IBMexicano. The Company closed its facility on June 8, 2006 and liquidated its assets. In accordance with its agreement with seven employees, the Company agreed to pay severance in the amount of four months’ salary on the condition that they worked until the operation closed. In connection with this agreement, the company recorded approximately Ps. 381,000 to accrued expenses in the first quarter of 2006, and paid the agreed severance at the plant closure in June 2006.

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

(d) Equipment and leasehold improvements—Equipment and leasehold improvements are stated on the basis of historical cost. Depreciation of equipment is provided using the straight-line method over the assets’ estimated useful lives, ranging from three to seven years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the assets’ estimated useful lives or the lease terms. There was no depreciation expense in 2007. Depreciation recorded in 2006 totaled Ps. 16,000. Depreciation expense in 2005 was approximately Ps. 2,635,000 and included accelerated amortization of leasehold improvements of Ps. 2,244,000.

As of December 31, 2007 and 2006, there were no fixed assets as all fixed assets were liquidated or disposed.

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

IMPCO BRC DE MEXICO, S.A. de C.V.

NOTES TO FINANCIAL STATEMENTS – (Continued)

(g) Impairment of assets—Impairment losses are recorded on assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In March 2006, the Company commenced liquidation and, as a result, recorded impairment losses on its assets during the year ended December 31, 2006 and 2005 (see Note 5).

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

2.	Inventory, Net

(in thousands of Mexican pesos)	December, 31 2007		December, 31 2006
	(Unaudited)		(Unaudited)
Finished goods inventory	Ps.	1,204	Ps.	1,204
Inventory valuation reserve		(1,204)		(1,204)

Inventory, net of reserve	Ps.	—	Ps.	—

3.	Income Taxes

The provision for income taxes consists of the following (in thousands of Mexican pesos):

	Years Ended December 31,
	2007		2006		2005
	(Unaudited)		(Unaudited)
Current:
Federal	Ps.	—	Ps.	—	Ps.	—

		—		—		—

Deferred:
Federal		(54)		(1,059)		(6,844)
Change in Valuation Allowance		54		1,059		6,844

		—		—		—

Total provision (benefit)	Ps.	—	Ps.	—	Ps.	—

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

IMPCO BRC DE MEXICO, S.A. de C.V.

NOTES TO FINANCIAL STATEMENTS – (Continued)

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the statements of operations as follows:

	Year Ended December 31,
	2007	2006	2005
	(Unaudited)	(Unaudited)
Federal statutory income tax rate	28.00%	30.00%	30.00%
Valuation Allowance	(28.00)	(30.00)	(30.00)
Other	—	—	—

Effective tax rate	—%	—%	—%

4.	Commitments and Contingencies

(a) Leases

The Company had operating leases for facilities. The lease term ended on March 2006 and thereafter the Company was on a month-to-month contract with rent payments of approximately Ps. 200,000 per month through June 2006.

Total rental expense under the operating lease for 2007, 2006 and 2005 was approximately Ps. 0, Ps. 781,900 and Ps. 1,065,000, respectively.

5.	Impairment Loss on Long-Lived Assets, Inventory and Receivable Reserves and Write-Off of Other Assets

On March 15, 2006, IMPCO and CFUSA mutually agreed to dissolve and liquidate IBMexicano. The Company closed its operations in Mexico on June 8, 2006 and liquidated its assets.

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

In 2007 and 2006, the Company purchased no inventory or fixed assets from GIM. In 2005, IBMexicano purchased inventory from IMPCO, GIM and BRC S.r.L. of approximately Ps. 49,346,000, Ps. 3,588,000 and Ps. 120,000, respectively.

The Company owed Ps. 5,671,000 and Ps. 5,625,000 in related party payables to GIM, a wholly owned subsidiary of IMPCO, as of December 31, 2007 and 2006, respectively.

7.	Supplementary Cash Flow Information

Interest and income taxes paid for 2007, 2006 and 2005 are as follows (in thousands of Mexican pesos):

	Years Ended December 31,
	2007		2006		2005
	(Unaudited)		(Unaudited)
Interest paid	Ps.	—	Ps.	7	Ps.	19
Taxes paid (including value added tax)	Ps.	—	Ps.	147	Ps.	—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Fuel Systems Solutions, Inc.

The audits referred to in our report dated April 18, 2008 relating to the consolidated financial statements of Fuel Systems Solutions, Inc., which is contained in Item 15 of this Form 10-K included the audit of the consolidated financial statement schedule for 2007, 2006 and 2005 listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Costa Mesa, California

April 18, 2008

FUEL SYSTEMS SOLUTIONS, INC.

SCHEDULE II—VALUATION ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions from BRC acquisition at March 31, 2005	Additions (reductions) charged to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts for the period ended:
December 31, 2007	$2,390	$—	$(124)	$133	$2,399
December 31, 2006	$3,194	$—	$410	$(1,214)	$2,390
December 31, 2005	$1,687	$890	$723	$(106)	$3,194

Inventory valuation reserve for the period ended:
December 31, 2007	$4,754	$—	$625	$(405)	$4,974
December 31, 2006 (as restated for 2005 restatement)	$2,678	$—	$2,355	$(279)	$4,754
December 31, 2005 (as restated)	$3,669	$316	$2,280	$(3,587)	$2,678

Warranty reserve for the period ended:
December 31, 2007	$2,119	$—	$838	$(430)	$2,527
December 31, 2006	$1,605	$—	$882	$(368)	$2,119
December 31, 2005	$1,376	$413	$539	$(723)	$1,605

Deferred tax valuation allowance for the period ended:
December 31, 2007	$24,282	$—	$1,739	$(2,910)	$23,111
December 31, 2006	$24,123	$—	$159	$—	$24,282
December 31, 2005	$21,527	$—	$2,596	$—	$24,123