Form 10-Q
period 2008-03-31
Fuel Systems Solutions, Inc.
filed 2008-05-12
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2008:

15,556,915 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29,952	$26,797
Accounts receivable less allowance for doubtful accounts of $2,454 and $2,399 at March 31, 2008 and December 31, 2007, respectively	73,181	51,876
Inventories:
Raw materials and parts	35,783	33,890
Work-in-process	1,641	2,247
Finished goods	35,076	31,197
Inventory on consignment with unconsolidated affiliates	2,813	2,991

Total inventories	75,313	70,325
Deferred tax assets	3,524	2,248
Related party receivables	84	44
Other current assets	2,664	3,820

Total current assets	184,718	155,110

Equipment and leasehold improvements:
Dies, molds and patterns	5,733	5,725
Machinery and equipment	27,239	25,049
Office furnishings and equipment	9,173	8,601
Automobiles and trucks	2,347	2,047
Leasehold improvements	5,801	4,769

	50,293	46,191
Less accumulated depreciation and amortization	23,382	21,151

Net equipment and leasehold improvements	26,911	25,040
Goodwill	49,608	46,486
Intangible assets, net	13,448	13,059
Investment in unconsolidated affiliates	2,745	2,310
Non-current related party receivable	2,843	3,450
Deferred tax assets, net	225	184
Other assets	1,463	1,731

Total Assets	$281,961	$247,370

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,685	$50,314
Accrued expenses	29,480	19,666
Current revolving lines of credit	2,785	3,307
Current portion of term loans and other loans	4,939	4,791
Current portion of capital leases	434	428
Deferred tax liabilities	126	117
Related party payables	7,761	5,921

Total current liabilities	102,210	84,544
Term loans	9,320	9,449
Capital leases	334	431
Other liabilities	6,271	5,860
Minority interest	7,218	6,601
Deferred tax liabilities	5,929	5,432

Total liabilities	131,282	112,317

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 15,548,097 issued and 15,534,415 outstanding at March 31, 2008; and 15,512,798 issued and 15,499,115 outstanding at December 31, 2007	16	15
Additional paid-in capital	216,742	216,483
Shares held in treasury	(436)	(432)
Accumulated deficit	(96,470)	(102,696)
Accumulated other comprehensive income	30,827	21,683

Total stockholders’ equity	150,679	135,053

Total Liabilities and Stockholders’ Equity	$281,961	$247,370

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$94,600	$54,833
Cost of revenue	67,116	41,055

Gross profit	27,484	13,778
Operating expenses:
Research and development expense	2,828	2,048
Selling, general and administrative expense	11,171	7,933
Amortization of intangible assets	93	33

Total operating expenses	14,092	10,014

Operating income	13,392	3,764
Other expense, net	(1,121)	(246)
Interest expense, net	(192)	(291)

Income before income taxes and equity share in income of unconsolidated affiliates	12,079	3,227
Equity share in income of unconsolidated affiliates	168	163
Income tax expense	(5,540)	(1,905)

Income before minority interests	6,707	1,485
Minority interests in income of consolidated subsidiaries	(481)	(467)

Net income	$6,226	$1,018

Net income per share:
Basic	$0.40	$0.07

Diluted	$0.40	$0.07

Number of shares used in per share calculation:
Basic	15,519,526	15,251,434

Diluted	15,592,626	15,553,123

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$6,226	$1,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,460	1,159
Amortization of intangibles	715	469
Provision for doubtful accounts	(38)	435
Provision for inventory reserve	311	191
Equity share in income of unconsolidated affiliates	(168)	(163)
Minority interest	481	467
Unrealized loss on foreign exchange	1,042	98
Stock–based compensation expense	85	(108)
Changes in assets and liabilities:
Increase in accounts receivable	(17,584)	(3,098)
Increase in inventories	(1,260)	(2,052)
Decrease in other assets	1,549	788
Increase (decrease) in accounts payable	3,357	(856)
Increase in accrued expenses	8,117	2,913
Receivables from/payables to related party, net	2,030	716
Decrease in deferred income taxes	(994)	(653)
Other, net	45	36

Net cash provided by operating activities	5,374	1,360

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,879)	(1,560)
Purchase of minority interest in consolidated subsidiary	(227)	—
Purchase of intangible asset	(193)	—
Proceeds from sale of equipment	3	—

Net cash used in investing activities	(2,296)	(1,560)

Cash flows from financing activities:
Decrease in revolving line of credit	(521)	(519)
Payments on term loans	(951)	(781)
Proceeds from exercise of stock options and warrants	175	1,207
Proceeds from the sale of common shares held in trust, net of purchases / (purchase of common shares held in trust, net of proceeds)	(4)	7
Payment of capital lease obligations	(99)	(85)

Net cash used in financing activities	(1,400)	(171)

Net increase (decrease) in cash	1,678	(371)
Effect of exchange rate changes on cash	1,477	279

Net increase (decrease) in cash and cash equivalents	3,155	(92)
Cash and cash equivalents at beginning of period	26,797	11,546

Cash and cash equivalents at end of period	$29,952	$11,454

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2007 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended March 31, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The condensed consolidated financial statements of the Company as of March 31, 2008 and 2007 include the accounts of the Company and its wholly owned subsidiaries IMPCO Technologies, Inc. (“IMPCO”) and BRC S.r.L. (“BRC”), as well as IMPCO’s wholly owned subsidiaries, IMPCO Technologies Fuel Systems, Pty. Limited, which is referred to as IMPCO Australia; IMPCO Tech Japan K.K., which is referred to as IMPCO Japan; Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which is referred to as IMPCO Mexicano; and its 51%-owned subsidiary IMPCO-BERU Technologies B.V., which is referred to as IMPCO BV; as well as BRC’s substantially wholly owned subsidiaries BRC Argentina S.A., Zavoli, S.r.L, BRC Brasil S.A. and NG LOG Armazen Gerais Ltda.

Investments in unconsolidated affiliates over which the Company has significant influence are accounted for under the equity method of accounting whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its unconsolidated affiliates are reflected in equity share in income of unconsolidated affiliates. If the investment in an unconsolidated affiliate is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that any receivables, loans or advances to the unconsolidated affiliate are evaluated to be uncollectible.

The Company closed its IMPCO Mexicano operations, which was fully consolidated, in December 2004. In addition, the Company had a 50% share in IMPCO-BRC Mexicano, which is referred to as IBMexicano, accounted for on the equity method. In March 2006, the Company and its 50% joint venture partner agreed to dissolve and liquidate IBMexicano. IBMexicano closed its facility on June 8, 2006 and expects to complete the process of liquidating its assets by the end of September 2008.

Entity	Location	Ownership Interest	Method of Accounting
IMPCO U.S.	United States	100%	Fully Consolidated
BRC*	Italy	100%	Fully Consolidated
IMPCO Australia	Australia	100%	Fully Consolidated
IMPCO Japan	Japan	100%	Fully Consolidated
IMPCO Mexicano (operations closed in December 2004)	Mexico	100%	Fully Consolidated
IMPCO BV	Netherlands	51%	Fully Consolidated
IBMexicano (operations closed in June 2006)	Mexico	50%	Equity Method

*	The following table details the entities that are either consolidated or accounted for by the equity method within BRC:

Entity	Location	Ownership Interest	Method of Accounting
MTM S.r.L.	Italy	100.00%	Fully Consolidated
Zavoli S.r.L.	Italy	100.00%	Fully Consolidated
BRC Argentina S.A.	Argentina	98.40%	Fully Consolidated
BRC Brasil S.A.	Brazil	99.99%	Fully Consolidated
NG LOG Armazen Gerais Ltda.	Brazil	99.99%	Fully Consolidated
MTE S.r.L.	Italy	50.00%	Equity Method
WMTM Equipamento de Gases Ltd.	Brazil	50.00%	Equity Method
Jehin Engineering Company, Ltd.	S. Korea	13.59%	Equity Method

All intercompany transactions, including intercompany profits and losses, have been eliminated in consolidation.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2008, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

(Unaudited)

The Company’s existing capital resources together with cash flows from operating activities are sufficient to fund the Company’s worldwide operations for the next 12 months. However, there are differences in the liquidity and cash flow needs of the Company’s two operating segments, BRC and IMPCO. The Company’s existing capital resources together with the cash flows from operating activities are expected to be sufficient to fund BRC for the next 12 months. In addition, with respect to IMPCO, the Company’s existing capital resources together with cash flows from operating activities are sufficient to fund its international operations of IMPCO for the next 12 months. However, the U.S. operations of IMPCO, or IMPCO U.S., bears the majority of the Company’s corporate expenses and has significant debt service requirements under the intercompany MTM loan and the LaSalle senior credit facility (see Note 4). While IMPCO U.S.’s existing capital resources together with cash flows from operating activities are expected to be sufficient to fund its operations including the payment of the LaSalle senior credit facility for the next 12 months, IMPCO U.S. does not have sufficient resources to make its debt service payments under the intercompany MTM loan. If IMPCO U.S. is unable to obtain additional or replacement financing, draw dividends from its subsidiaries or obtain additional investment from Fuel Systems through additional financing activities or dividends from BRC, IMPCO U.S. will not be able to pay the quarterly payments due under the intercompany MTM loan.

The amount outstanding on the MTM loan as of May 1, 2008 was $12.6 million. The MTM loan has significant debt service requirements, which include quarterly payments of $1.0 million during 2008 of which IMPCO U.S. paid the first quarter payment on April 10, 2008. If the Company is unable to obtain additional or replacement financing or draw dividends from its subsidiaries, IMPCO U.S. will not be able to pay the quarterly payments due under the MTM loan. If IMPCO U.S. were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM loan causing it to become due in full and/or pursue the personal guarantee by Mariano Costamagna (the Company’s Chief Executive Officer) and Pier Antonio Costamagna (Director of Mechanical Engineering of MTM). Messrs. Costamagna have jointly and severally guaranteed IMPCO’s performance under the MTM loan because of certain requirements arising under Italian law. In return for their guarantees, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO U.S. fails to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, they may require the Company to reimburse them for their payments as guarantors, or they may take possession of the Company’s equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, the Company would lose its rights in the net assets and earnings of BRC. This would have a material adverse effect upon the Company’s earnings and its financial position. Total assets and net assets for BRC operations at March 31, 2008 were $198.8 million and $103.6 million, respectively. For the three months ended March 31, 2008, revenues and operating income for BRC were $64.0 million and $12.9 million, respectively. Total assets and net assets for BRC operations at December 31, 2007 were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenues and operating income for BRC were $138.8 million and $16.6 million, respectively.

The Company’s U.S. operations have historically depended on borrowings under the LaSalle senior credit facility to fund the liquidity and capital needs. In the last 12 months, the Company has had to seek multiple waivers and amendments from LaSalle in order to prevent an event of default and acceleration of the indebtedness under the agreement. LaSalle will not continue to amend the financial covenants any further or grant additional or continuing waivers in the future. Furthermore, the LaSalle senior credit facility is currently scheduled to expire on June 30, 2008. LaSalle has indicated its intent to not renew the credit facility, and it is not willing to extend the maturity of the credit facility beyond that date while the Company transitions to a new lender. The Company may not be able obtain a replacement credit facility from another lender. As of March 31, 2008, the balance outstanding on the LaSalle senior credit facility was $2.8 million. At March 31, 2008, the Company was not in compliance with the IMPCO U.S. pre-tax income covenant and LaSalle waived the non-compliance. Without considering the debt service requirements of the MTM loan, based on IMPCO U.S.’s current liquidity and capital needs, IMPCO U.S. expects to be able to repay the amounts owing under the LaSalle senior credit facility when the obligation comes due and expects to be able to continue to fund its liquidity and capital needs using cash flows from operations. However, if IMPCO U.S. does not have sufficient cash flows from operations to repay the amounts owing under the LaSalle senior credit facility, LaSalle may foreclose on certain of IMPCO U.S.’s assets or take other legal action against the Company that, alone or in the aggregate, may have a material adverse effect on the Company.

In connection with the Company’s continuing non-compliance under the LaSalle senior credit agreement, LaSalle has required that the Company make no payments to MTM under the MTM loan since July 18, 2007. In order to avoid defaulting on the MTM loan, the Company has had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. As of May 1, 2008, IMPCO U.S. owed MTM an additional $2.8 million in short-term debt that was due March 31, 2008. IMPCO U.S. has not yet made this payment as of the date of this filing. IMPCO U.S. is technically in default on the short-term loans, which are not secured or guaranteed. MTM’s Italian statutory auditor has advised the Company that it is not willing to permit extensions on the unsecured short-term loan. To date, MTM has not taken any action to force payment.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

(Unaudited)

For periods beyond 12 months, the Company may seek additional financing to fund future operations through future offerings of equity or debt securities, or through agreements with corporate partners with respect to the development of its technologies and products. However, the Company can offer no assurances that it will be able to obtain additional funds on acceptable terms, if at all.

The Company’s cash requirements may vary materially from those now planned because of fluctuations in sales volumes or margins or because of other factors.

2.	Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1, 157-2, and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays for one year the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s adoption of SFAS No. 157 did not have an impact on the Company’s financial position or results of operations. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This fair value option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments. However, the Company will continue to evaluate for the possible future election for new financial instruments.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R will have an impact on the Company’s accounting for business combinations completed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 outlines the accounting and reporting for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

(Unaudited)

establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact of adopting SFAS 160 on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires certain disclosures related to derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the requirements of SFAS 161 and the impact, if any, that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and cash flows.

3.	Acquisition of Zavoli. S.r.L.

On July 2, 2007, BRC completed the acquisition of Zavoli, S.r.L. (“Zavoli”) for approximately $8.5 million in cash including transaction costs. Zavoli is a privately held manufacturer and distributor of aftermarket conversion kits that enable internal combustion engines to operate on liquefied petroleum gas and compressed natural gas. BRC obtained a $6.7 million loan in June 2007, using the exchange rate of $1.3475 to the euro at June 30, 2007, from Intesa SanPaolo SpA (see Note 4) to fund the acquisition. The Company accounted for this acquisition in accordance with the guidance in SFAS No. 141, Business Combinations. At the acquisition date, the fair value of the identified tangible and intangible assets totaled $10.5 million including cash acquired of $0.4 million, the assumed liabilities amounted to $4.6 million, and the resulting goodwill balance was $2.6 million. Identified intangible assets arising from the acquisition of Zavoli consist of existing technology, customer relationships, trade name and non-compete agreements (see Note 14). The Company has determined that the acquisition of Zavoli was a non-material business combination. As such, pro forma disclosures have not been included within this filing.

For the three months ended March 31, 2008, the Company recorded amortization expense of approximately $0.2 million related to the intangible assets acquired.

4.	Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
(a) Revolving promissory note - LaSalle Business Credit, LLC	$2,785	$3,307
(b) Revolving lines of credit - various Italian banks	—	—
(c) Term loan - Unicredit Banca Medio Credito S.p.A.	5,530	5,892
(d) Term loan - Intesa San Paolo SpA	7,900	7,364
(e) Term loan - Italian Ministry of Industry	674	628
(f) Other loans	155	356
(g) Capital leases	768	859

	17,812	18,406
Less: current portion	8,158	8,526

Non-current portion	$9,654	$9,880

(a)	Revolving Promissory Note – LaSalle Business Credit, LLC

The Company entered into an asset-based credit facility with LaSalle Business Credit, LLC (“LaSalle”) dated July 22, 2003, as amended. The LaSalle senior credit facility matures on June 30, 2008. This revolving credit facility carries an interest rate per annum equal to prime plus 3.0%, which amounted to 8.25% and 10.25% per annum at March 31, 2008 and December 31, 2007, respectively. This lender has a senior security interest in substantially all of the Company’s assets located in the United States. This credit facility has a borrowing limit equal to 85% of the Company’s eligible accounts receivable plus the lesser of $1.25 million or 24% of the Company’s eligible inventory, subject to a 1% reduction each week and subject to reasonable reserves established by LaSalle in its discretion. As of March 31, 2008, the borrowing limit was reduced to 23% of the Company’s eligible inventory. As of March 31, 2008, this credit facility carried a maximum borrowing limit of $6.25 million, of which $3.6 million was the actual borrowing capacity. At March 31, 2008, the outstanding balance under this loan agreement was $2.8 million and approximately $0.8 million was available for borrowing as of that date.

On May 12, 2008, the maximum borrowing limit was reduced to $4.0 million and the borrowing limit on inventory was reduced to the lesser of $0.7 million or 17% of IMPCO U.S.’s eligible inventory subject to a reduction by 1% each week.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

(Unaudited)

The current financial covenants include, among other things, limits on capital expenditures within any four successive quarters to $4.5 million for IMPCO U.S. and $6.5 million for IMPCO world-wide operations and a requirement that the Company maintain a year to date IMPCO U.S. minimum pre-tax income of not less than a $0.5 million loss at any month end beginning January 31, 2008. At March 31, 2008, the Company was not in compliance with the IMPCO U.S. pre-tax income covenant and LaSalle waived the non-compliance.

The credit facility expires on June 30, 2008. LaSalle has indicated its intent to not renew the credit facility in the long-term, and they are not willing to extend beyond that date while the Company transitions to a new lender. Without the debt service requirements of the MTM loan and based on IMPCO U.S.’s current liquidity and capital needs, IMPCO U.S. expects to be able to repay the amounts owing under the LaSalle senior credit facility when the obligation becomes due and expects to be able to continue to fund its liquidity and capital needs using cash flows from operations. However, if IMPCO U.S. does not have sufficient cash flows from operations, LaSalle may foreclose on certain of the Company’s U.S. assets or take other legal action against the Company that, alone or in the aggregate, may have a material adverse effect on the Company.

(b)	Revolving Lines of Credit – Various Italian Banks

At March 31, 2008, BRC had unsecured lines of credit amounting to approximately $1.6 million, based on the exchange rate at March 31, 2008, with no outstanding balance. Additionally, BRC has commercial credit facilities secured by customer account receivables, which allows borrowings up to a maximum of $16.9 million, of which the borrowing capacity was limited to $13.1 million at March 31, 2008, with no outstanding balance. Interest rates at March 31, 2008 for the unsecured lines of credit and the secured commercial credit facilities were three-month EURIBOR plus 4% and 1%, respectively, which were 8.7% and 5.7%, respectively. Both the unsecured lines of credit and secured commercial credit facilities are callable on demand.

(c)	Term Loan – Unicredit Banca Medio Credito S.p.A.

On December 2, 2004, MTM S.r.L. (“MTM”) entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004 (see (h) below). The payment terms are such that MTM will pay approximately $0.8 million on a quarterly basis throughout the term of the loan and interest based on three-month EURIBOR plus 1% per annum, which was 5.7% at March 31, 2008. At March 31, 2008 and December 31, 2007, the amount outstanding was $5.5 million and $5.9 million, respectively. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is not allowed to remit dividends based on income for the years 2004 and 2005 during the term of the term loan agreement. In addition, MTM is required to maintain net assets of at least $31.6 million based on the exchange rate on March 31, 2008. At March 31, 2008, MTM was in compliance with these covenants.

(d)	Term Loan – Intesa SanPaolo

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy in which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli, S.r.L., which was completed on July 2, 2007 for approximately $8.5 million (see Note 3). The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 5.1% at March 31, 2008. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA of less than 1.25 to maintain this rate. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 5.9% at March 31, 2008.

At March 31, 2008 and December 31, 2007, the amount outstanding was $7.9 million and $7.4 million, respectively.

(e)	Term Loan – Italian Ministry of Industry

In 2002, BRC entered into an unsecured term loan agreement with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment. The loan is repayable in annual installments through 2011 at a subsidized rate of 2.0%. At March 31, 2008 and December 31, 2007, approximately $0.7 million and $0.6 million, respectively, was owed under this agreement.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

(Unaudited)

(f)	Other Loans

The Company’s subsidiary in the Netherlands has a $3.6 million credit facility, based on the exchange rate on March 31, 2008 to the euro, with Fortis Bank. The credit facility is based on accounts receivable and inventory pledged by the operations in the Netherlands and is a daily revocable credit facility. The interest rate is variable and at March 31, 2008 was 5.6%. At March 31, 2008 and December 31, 2007, there was no outstanding balance under this credit facility.

In June 2007, the Company financed, through a third-party lender, certain insurance policies for a total of approximately $0.6 million, which are payable within a year from the date of financing. At March 31, 2008 and December 31, 2007, the balance of these outstanding loans totaled approximately $0.1 million and $0.3 million, respectively, bearing interest at annual rates of 6.5%.

In February 2007, the Company financed, through a third party lender, software license and support for a total of $0.2 million, which is payable within two years from the date of financing. At March 31, 2008 and December 31, 2007, the outstanding balance of this loan for both periods totaled $0.1 million bearing interest at an annual rate of 7.3%.

(g)	Capital Leases

Capital leases consist of equipment leases for the U.S. and Australia operations.

(h)	Term Loan—MTM S.r.L

On December 23, 2004, the Company entered into a loan agreement with MTM pursuant to which it borrowed $22.0 million (the “MTM Loan”). The proceeds of the MTM loan were used to retire approximately $22.0 million of the Company’s indebtedness to Bison Capital Structured Equity Partners LLC, an amount that included a prepayment premium and accrued but unpaid interest. The MTM loan carries a rate equal to 1.5% above three-month EURIBOR per annum, which was at 6.2% at both March 31, 2008 and December 31, 2007, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. Beginning on April 1, 2005, the loan is being repaid in quarterly installments, each in the amount of not less than $0.7 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.2 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM loan and related interest have been eliminated in the accompanying condensed consolidated financial statements.

The MTM loan provides for automatic acceleration of the MTM loan in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as the Company’s Chief Executive Officer or a material breach of his employment agreement. The MTM loan also provides for acceleration of the loan upon notice from MTM in case of any other default under the loan. The MTM loan contains restrictive covenants limiting the Company’s ability to terminate Mariano Costamagna as its Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, and to purchase, retire or redeem the Company’s capital stock. In addition, the MTM loan contains restrictive covenants limiting IMPCO U.S. from incurring additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the LaSalle senior credit facility), from merging, consolidating or selling its assets and from making capital expenditures in excess of $3.0 million in any fiscal year.

At both March 31, 2008 and December 31, 2007, the amount owed under the MTM loan was approximately $14.4 million. The Company was in compliance with the covenants in the MTM loan at March 31, 2008 and other related terms and conditions. An event of default under the LaSalle senior credit facility would not automatically cause a cross-default under the MTM loan. The MTM loan has significant debt service requirements, which include quarterly payments of $1.0 million during 2008 of which IMPCO U.S. paid the first quarter payment on April 10, 2008. If the Company is unable to obtain additional or replacement financing or draw dividends from its subsidiaries, IMPCO U.S. will not be able to pay the quarterly payments due under the MTM loan.

If IMPCO U.S. were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM loan causing it to become due in full and/or pursue the personal guarantee by the Messrs. Costamagna. Messrs Costamagna have jointly and severally guaranteed IMPCO’s performance under the MTM loan because of certain requirements arising under Italian law. In return for their guarantees, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO U.S. fails to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, they may require the Company to reimburse them for their payments as guarantors, or they may take possession of the Company’s equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, the Company would lose its rights in the net assets and operations of BRC. This would have a material adverse

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

(Unaudited)

effect upon the Company’s earnings and its financial position. Total assets and net assets for BRC operations at March 31, 2008 were $198.8 million and $103.6 million, respectively. For the three months ended March 31, 2008, revenues and operating income for BRC were $64.0 million and $12.9 million, respectively. Total assets and net assets for BRC operations at December 31, 2007 were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenues and operating income for BRC were $138.8 million and $16.6 million, respectively.

In connection with the Company’s continuing non-compliance under the LaSalle senior credit agreement, LaSalle has required that the Company make no payments to MTM under the MTM loan since July 18, 2007. In order to avoid defaulting on the MTM loan, the Company has had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. On December 28, 2007, the board of directors of MTM passed a resolution approving a deferral of the December 31, 2007 principal repayment due of $0.8 million on the MTM loan to March 31, 2008, which was paid on April 10, 2008. The December 31, 2007 interest payment of $0.2 million was paid in January 2008. As of March 31, 2008, IMPCO U.S. owed MTM an additional $2.8 million in short-term debt that was due March 31, 2008. IMPCO U.S. has not yet made this payment as of the date of this filing. IMPCO U.S. is technically in default on the short-term loans, which are not secured or guaranteed. MTM’s Italian statutory auditor has advised the Company that it is not willing to permit extensions on the unsecured short-term loans. To date, MTM has not taken any action to force payment.

The quarterly payments aggregating $1.8 million for the fourth quarter of 2007 and the first quarter of 2008 were paid on April 10, 2008.

The MTM loan agreement will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. BRC records the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan is being eliminated for financial reporting purposes. For the three months ended March 31, 2008 and 2007, the Company recognized a foreign exchange loss of approximately $1.0 million and $0.1 million, respectively, in other expense in connection with the MTM loan.

(i)	Derivative Financial Instruments

The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. On January 5, 2005, the Company’s then 50% owned affiliate, BRC, initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the MTM loan. This hedging agreement was not designed to effectively and fully hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the consolidated financial results either favorably or unfavorably. The Company concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As of December 31, 2007, the Company had one remaining contract outstanding under this agreement that matured on January 3, 2008. Upon maturity, the Company recognized a realized gain on the condensed consolidated statement of operations as part of other expense of $0.1 million for the three months ended March 31, 2008, which approximated the recorded fair value of the derivative at December 31, 2007. For the three months ended March 31, 2007, the Company recognized $30,000 in gains, which were classified on the condensed consolidated statements of operations as part of other expense. As of March 31, 2008, this derivative contract was settled in full, and therefore, there are no derivative assets or liabilities recorded as of March 31, 2008. As of December 31, 2007, the Company recorded an asset of $0.1 million based on the fair value of this derivative.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

(Unaudited)

5.	Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Numerator:
Net income	$6,226	$1,018

Denominator:
Denominator for basic earnings per share - weighted average number of shares	15,519,526	15,251,434
Effect of dilutive securities:
Employee stock options	29,302	240,855
Warrants	27,188	57,945
Unvested restricted stock	16,610	2,889

Dilutive potential common shares	15,592,626	15,553,123

Net income per share:
Basic	$0.40	$0.07

Diluted	$0.40	$0.07

For the three months ended March 31, 2008 and 2007, options to purchase approximately 98,926 shares and 1,700 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the effect would be anti-dilutive. For the three months ended March 31, 2008 warrants to purchase 22,852 of the Company’s common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive.

6.	Comprehensive Income

The components of unaudited comprehensive income for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Net income	$6,226	$1,018
Foreign currency translation adjustment	9,144	1,413

Comprehensive income	$15,370	$2,431

7.	Business Segment Information

The Company operates in two business segments, IMPCO operations and BRC operations. IMPCO operations manufactures and sells products for use primarily in the industrial market through its U.S. and foreign facilities and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. BRC operations manufactures and sells products for use primarily in the transportation market through its foreign facilities and distribution channels. Corporate expenses consist of general and administrative expenses at the Fuel Systems corporate level. Intercompany sales between IMPCO Operations and BRC Operations have been eliminated in the results reported.

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies contained in the Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Financial information by business segment follows (in thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Revenue:
IMPCO Operations	$30,556	$30,211
BRC Operations	64,044	24,622

Total	$94,600	$54,833

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Operating Income (Loss):
IMPCO Operations	$2,675	$3,222
BRC Operations	12,936	2,595
Corporate Expenses (1)	(2,219)	(2,053)

Total	$13,392	$3,764

(1)	Represents corporate expense not allocated to either of the business segments.

	March 31, 2008	December 31, 2007
Total Assets
IMPCO Operations (including corporate)	$83,127	$78,978
BRC Operations	198,834	168,392

Total	$281,961	$247,370

8.	Income Taxes

During the three months ended March 31, 2008, the Company recognized a $5.3 million income tax provision for its foreign operations representing a 39.5% effective tax rate. The Company recognized a $0.2 million income tax provision for its U.S. operations which, primarily relates to estimated state taxes, federal alternative minimum taxes, and foreign withholding taxes. The Company determined that the likelihood of recoverability of the net domestic deferred tax assets were less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes, therefore, all domestic deferred tax assets have been fully reserved.

During the three months ended March 31, 2007, the Company recognized approximately $1.9 million for income tax provision for its foreign operations representing a 44% effective tax rate. IMPCO U.S. operations recorded income tax provision of approximately $25,000 related to estimated state taxes due.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. As of December 31, 2007, the Company had approximately $6.1 of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the quarter ended March 31, 2008. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

9.	Stockholders’ Equity

Capital Transactions

During the three months ended March 31, 2008, 300 shares from the exercise of stock options and 35,000 shares from the exercise of warrants were issued at an average exercise price of $8.00 and $4.92, respectively, with proceeds to the Company of approximately $2,000 and $0.2 million, respectively.

Shares Held in Treasury

The Company matches employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market. These shares are carried at cost and classified as a deduction of equity. As of March 31, 2008 and December 31, 2007, the Company had on the participants’ behalf 15,774 and 15,390 shares recorded as held in treasury, respectively, with a value of approximately $0.2 million for both periods, due to the deferred compensation plan.

As of March 31, 2008 and December 31, 2007, the Company also had 13,683 shares held in treasury with a value of approximately $0.2 million, of which 11,928 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised, 83 shares came from the repurchase of common stock, and 1,672 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with restricted stock issued and vested in May 2007 under the 2006 Incentive Bonus Plan.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

(Unaudited)

Warrants

During the three months ended March 31, 2008, 35,000 warrants were exercised at an average exercise price of $4.92 with proceeds to the Company of $0.2 million. As of March 31, 2008, 55,352 shares of common stock were issuable upon exercise of warrants outstanding as of that date at a weighted average exercise price of $8.85.

10.	Share-Based Compensation

The Company has ten stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options under the plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Of the ten stock option plans, two have expired and shares can no longer be granted under the plans although shares outstanding under the plans can be exercised until they expire or are cancelled. The Company does not intend to grant any additional options available for future grant under any stock option plans. Under the Company’s 2006 Incentive Bonus Plan up to 400,000 shares in restricted stock awards may be issued in addition to cash awards.

The Company recorded a $0.1 million expense for the three months ended March 31, 2008 of which $64,000 related to vesting of previously granted stock options and $21,000 related to restricted stock awards. For the three months ended March 31, 2007, the Company recorded a $0.1 million credit for share-based compensation expense related to options primarily as a result of the forfeiture of options by IMPCO’s former Chief Operating Officer when he resigned from the Company on February 28, 2007. In addition, the Company recorded $2,000 of share-based compensation expense related to restricted stock awards. Share-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cost of revenue	$12	$16
Research and development expense	18	37
Selling, general and administrative expense	55	(161)

	$85	$(108)

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in the three months ended March 31, 2008 and 2007 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

Share-Based Compensation Activity - Stock Options

The following table displays stock option activity including the weighted average stock option prices for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	264,726	$11.92
Exercised	(300)	8.00
Forfeited	—	—

Outstanding at March 31, 2008	264,426	$11.92	4.99 yrs	$687

Vested and expected to vest at March 31, 2008	262,971	$11.92	4.98 yrs	$684

Shares exercisable at March 31, 2008	235,300	$11.97	4.84 yrs	$634

The aggregate intrinsic value as of particular date is calculated as the difference between the exercise price of the underlying awards that were in-the-money and the quoted price of the Company’s common stock on that date. During the three months ended March 31, 2008 and 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1,000 and $1.0 million, respectively, determined as of the date of option exercise.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

(Unaudited)

As of March 31, 2008, there was approximately $0.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of less than a year.

There were no options granted in the three months ended March 31, 2008 or 2007.

Share-Based Compensation Activity - Restricted Stock

The Company issues shares of restricted common stock to non-employee directors in accordance with its director compensation policy, generally at a purchase price equal to the per share par value of $0.001. With respect to the new directors, shares generally vest in three equal yearly installments beginning on the date of grant. For annual grants to current directors, shares generally fully vest on December 31 of the year in which granted.

Under the 2006 Incentive Bonus Plan, the compensation committee of the Company’s Board of Directors may grant bonus awards (in the form of cash, restricted stock or a combination of both) to some of the Company’s and its subsidiaries’ employees based on each division’s profitability and the attainment of individual employee’s performance goals. The restricted stock vests 25% on the date of the grant and the balance in three equal annual installments.

A summary of unvested restricted stock awards as of March 31, 2008 and changes during the three month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	16,704	$17.40
Forfeited	(266)	17.86

Nonvested at March 31, 2008	16,438	$17.39

There were no grants of restricted stock during the three months ended March 31, 2008 and 2007. As of March 31, 2008, total unrecognized share-based compensation cost related to unvested restricted stock was $0.2 million which is expected to be recognized over a weighted-average period of 2.0 years.

11.	Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Balance at beginning of period	$2,527	$2,119
Net charge to statement of operations	391	128
Warranties settled	(108)	(38)
Effect of foreign currency translation	153	18

Balance at end of period	$2,963	$2,227

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

(Unaudited)

12.	Related Party Transactions

For the three months ended March 31, 2008, the Company purchased products from MTE S.r.L, TCN S.r.L, Europlast, Biemmedue S.p.A and MTM Hydro S.r.L for approximately $2.6 million, $1.6 million, $1.2 million, $16,000 and $12,000, respectively. For the three months ended March 31, 2008, the Company also sold to WMTM, Jehin Engineering Company, Ltd. (“Jehin”), Europlast, MTE S.r.L and MTM Hydro products in the amount of approximately $0.1 million, $0.1 million, $47,000, $5,000 and $1,000, respectively.

For the three months ended March 31, 2007, the Company purchased products from MTE S.r.L, TCN S.r.L, Europlast, Biemmedue S.p.A and MTM Hydro S.r.L for approximately $0.8 million, $1.0 million, $0.5 million, $1,000 and $3,000, respectively. For the three months ended March 31, 2007, the Company also sold to WMTM, Jehin, Europlast and MTE S.r.L in the amount of approximately $0.5 million, $0.2 million, $41,000 and $5,000, respectively.

In the first quarter of 2008, the Company acquired certain intellectual property and customer relationships for $0.2 million from Jehin Engineering Company, Ltd. The purchase price of $0.2 million included approximately $43,000 in transaction related costs.

In July 2002, BRC sold two parcels of real property located in Cherasco, Italy, including the buildings situated thereon, to IMCOS Due S.r.L, a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The price and other terms of this sale reflected the fair market value for the property based upon an appraisal conducted at the time of the purchase. Subsequently, IMCOS Due leased back to BRC and MTM, under an eight-year lease, the portion of these properties that were previously occupied by those entities. The terms of this lease reflect the fair market value for the lease of such property based upon an appraisal conducted at the time of the leasing transaction. In 2005, BRC leased an additional building from IMCOS Due; in 2006, MTM leased a fourth building from IMCOS Due; and in January 2008, MTM leased a fifth building from IMCOS Due. Total lease payments to IMCOS Due during the three months ended March 31, 2008 and 2007 were approximately $0.4 million and $0.3 million, respectively.

The following table sets forth amounts (in thousands) that are included within the captions noted on the condensed consolidated balance sheets at March 31, 2008 and December 31, 2007 representing related party transactions with the Company:

	March 31, 2008	December 31, 2007
	(unaudited)
Accounts Receivables:
IBMexicano (a)	$46	$40
MTE S.r.L. (b)	3	—
Jehin Engineering Company, Ltd. (c)	35	—
WMTM Equipamento de Gases Ltd. (d)	—	—
MTM Hydro S.r.L. (e)	—	4

	$84	$44

Non-current Receivable:
WMTM Equipamento de Gases Ltd. (d)	$2,843	$3,450

Accounts Payable
MTE S.r.L. (b)	$3,445	$2,243
Jehin Engineering Company, Ltd. (c)	97	—
Europlast S.r.L. (f)	1,901	1,627
WMTM Equipamento de Gases Ltd. (d)	10	10
TCN S.r.L. (f)	2,269	1,989
Biemmedue SpA. (e)	21	27
MTM Hydro S.r.L. (e)	17	24
IMPCO/BRC Egypt (g)	1	1

	$7,761	$5,921

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

(Unaudited)

(b)	MTE, S.r.L. is 50% owned by MTM, S.r.L., and is accounted for using the equity method.

(c)	Jehin Engineering Company, Ltd. is 13.6% owned by BRC, and is accounted for using the equity method.

(d)	WMTM Equipamento de Gases Ltd. is 50% owned by BRC, and is accounted for using the equity method. During 2008 and 2007, sales to WMTM were recorded on the cash basis; inventory was recorded on a consignment basis and revenue attributed to sales to WMTM was not recorded until receipt of payment. As of March 31, 2008 and December 31, 2007, amounts due on consignment sales were $3.4 million and $3.6 million, respectively and such amounts are reflected as consigned inventory after elimination of profit of $0.6 million and $0.6 million, respectively. The non-current receivable was originally due January 31, 2007, and the maturity date was extended to January 31, 2010.

(e)	The Company’s Chief Executive Officer owns 100% of Imcos Due S.r.L., 100% of Biemmedue SpA. and 46% of MTM Hydro S.r.L. with his immediate family and serves on the board of directors for each company.

(f)	The Company’s Chief Executive Officer serves on the board of directors of and owns 40% of Europlast and 30% of TCN, along with his brother Pier Antonio Costamagna.

(g)	IMPCO/BRC Egypt is 50% owned by IMPCO, and is accounted for using the equity method.

The non-current receivable from WMTM Equipamento de Gases Ltd (“WMTM”), a 50% owned joint venture, represents a loan from BRC Brasil S.A. (“BRC Brasil”). The loan was due in full on January 31, 2007. In January 2007, the loan’s maturity date was extended to January 31, 2010. As of March 31, 2008, the total amount outstanding on the loan was $4.5 million. As a result of the loan extension, past due balances on trade payables to MTM and historical operating results, the Company evaluated the collectibility of the loan from WMTM and has impaired the loan by $1.7 and $1.0 million as of March 31, 2008 and December 31, 2007, respectively. Due to accumulated losses, the investment in WMTM has been reduced to a zero balance and the current impairment of the loan includes the recognition of equity investment losses of approximately $0.7 million and $0.4 million as of March 31, 2008 and December 31, 2007, respectively. MTM has also provided a bank guarantee for WMTM up to $1.2 million as of March 31, 2008.

The Company accounts for sales to WMTM on a cash basis. Revenue attributed to sales to WMTM is not recorded until receipt of payment and inventory is recorded on a consignment basis. As of March 31, 2008 and December 31, 2007, the amounts billed to WMTM but not yet collected totaled $3.4 million and $3.6 million, respectively and such amounts are reflected as consigned inventory after elimination of profit of $0.6 million and $0.6 million, respectively. As of March 31, 2008 and December 31, 2007, inventory on consignment at WMTM was $2.8 million and $3.0 million, respectively.

The current receivables from Jehin represent inventory sales from IMPCO U.S. to Jehin. As of March 31, 2008 and December 31, 2007, the total amount of current receivables from Jehin was $35,000 and $0.2 million, respectively. Based on the aging of receivables and analysis of collectibility from Jehin, there was no reserve and a $0.2 million reserve recorded as of March 31, 2008 and December 31, 2007, respectively. During 2007, MTM changed its accounting for sales to Jehin from the full accrual basis to the cash basis based on the Jehin’s payment history. As of March 31, 2008 and December 31, 2007, the amounts billed to Jehin by MTM but not yet collected totaled $0.4 million and $0.3 million, respectively.

13.	Equity Investments

The Company’s investments in its subsidiaries are comprised exclusively of investments in the unconsolidated subsidiaries of BRC of approximately $2.7 million and $2.3 million as of March 31, 2008 and December 31, 2007, respectively. The Company’s share in the income of BRC’s unconsolidated affiliates was $0.2 million for the three months ended March 31, 2008 and $0.2 million for the three months ended March 31, 2007.

BRC uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. The condensed balance sheets for BRC’s unconsolidated affiliates as of March 31, 2008 and December 31, 2007 and the statements of operations for three months ended March 31, 2008 and 2007 are presented below (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)	(unaudited)
Current assets	$28,228	$24,907
Non-current assets	6,552	6,603

Total assets	$34,780	$31,510

Current liabilities	$11,359	$12,821
Long-term liabilities	10,445	10,458
Stockholders’ equity	12,976	8,231

Total liabilities and stockholders’ equity	$34,780	$31,510

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Revenue	$5,382	$4,666
Cost of revenue and operating expenses	4,958	4,097

Operating income	424	569
Interest expense, net	(20)	(35)
Other income, net	(98)	—

Pre-tax income	306	534
Income taxes	108	57

Net income	$198	$477

BRC’s share of earnings from its investment in unconsolidated affiliates are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Income, net-BRC investees	$198	$477

% equity interest (1)	Various	Various
Share in earnings	99	238
Other income (expense), net	69	(75)

Net income	$168	$163

(1)	Ranges from 13.59% to 50%.

14.	Goodwill and Intangibles

Goodwill relates to the allocation of the purchase price resulting from the Company’s business acquisitions, the majority of which is attributable to the acquisition of BRC and BRC’s subsequent acquisition of Zavoli on July 2, 2007 (see Note 3).

On February 18, 2008, IMPCO Australia entered into an agreement to purchase the 49% minority interest of IMPCO Fuel Systems Pty, Ltd (“IFS”), whose results have been fully consolidated with IMPCO Australia, for a purchase price of $0.5 million, based on the exchange rate on February 18, 2008. The purchase price was allocated to the related minority interest liability of $0.4 million with the remaining $0.1 million recorded to goodwill. Prior to the purchase of the minority interest, IMPCO Australia held the 51% majority interest in IFS, therefore the assets and liabilities of IFS were included in the prior period condensed consolidated balance sheet. The pro forma impact on net income and earnings per share have not been disclosed for the current or comparable prior periods as the amounts were immaterial to the consolidated financial statements as a whole.

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2008 (unaudited) are as follows (in thousands):

	December 31, 2007	Additions from purchase accounting	Impairment Charges	Currency Translation	March 31, 2008
IMPCO Operations	$8,347	$97	$—	$251	$8,695
BRC Operations	38,139	—	—	2,774	40,913

	$46,486	$97	$—	$3,025	$49,608

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2008

(Unaudited)

Identified intangible assets arising from the acquisition of BRC consist of existing technology, customer relationships and trade name, and identified intangible assets arising from the acquisition of Zavoli consist of existing technology, customer relationships, trade name and non-compete agreements. In the first quarter of 2008, the Company purchased technology from Jehin for $0.2 million (see Note 12). Amortization expense related to existing and purchased technology and customer relationships of $0.6 million $0.4 million for the three months ended March 31, 2008 and 2007, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements for three months ended March 31, 2008 was $0.1 and amortization expense related to trade name for the three months ended March 31, 2007 was $33,000.

At March 31, 2008 and December 31, 2007, intangible assets consisted of the following (in thousands):

	As of March 31, 2008 (unaudited)			As of December 31, 2007
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	$12,196	$(5,105)	$7,091	$11,370	$(4,356)	$7,014
Purchased technology	193	(24)	169	—	—	—
Customer relationships	5,241	(1,560)	3,681	4,885	(1,269)	3,616
Tradename	2,277	(561)	1,716	2,122	(474)	1,648
Non-compete agreements	931	(140)	791	868	(87)	781

Total	$20,838	$(7,390)	$13,448	$19,245	$(6,186)	$13,059

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expenses
Nine months ending December 31, 2008	$2,229
2009	2,898
2010	2,717
2011	2,632
2012	1,185
2013	584
Thereafter	1,203

Total	$13,448

15.	Concentrations

Revenue

For the three months ended March 31, 2008, one customer represented more than 10% of consolidated sales. For the three months ended December 31, 2007, no customer represented more than 10% of consolidated sales.

Accounts Receivable

At March 31, 2008, one customer represented more than 10% of accounts receivable. At March 31, 2007, no customer represented more than 10% of accounts receivable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, references to “Fuel Systems” or the “Company” and to first-person pronouns, such as “we”, “our” and “us”, refer to Fuel Systems Solutions, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Fuel Systems’ Annual Report on Form 10-K for the year ended December 31, 2007.

The Company’s business is subject to seasonal influences. Therefore, operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year.

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in the section below entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q.

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

IMPCO operations manufactures and sells products for use primarily in the industrial market through its U.S. and foreign facilities in the Netherlands, Australia and Japan and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator markets. BRC operations manufactures and sells products for use primarily in the transportation market in Italy and through its foreign facilities in Argentina and Brazil. Corporate expenses consist of general and administrative expenses at Fuel Systems Solutions. Intercompany sales between IMPCO operations and BRC operations have been eliminated in the results reported.

Revenue for the first quarter of 2008 increased by approximately $39.8 million, or 72.5%, to $94.6 million from the first quarter of 2007. Net income for the three months ended March 31, 2008 was $6.2 million, or $0.40 per diluted share, as compared to net income of $1.0 million, or $0.07 per diluted share, for the same period in 2007.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition.

We recognize revenue upon transfer of title and risk of loss, generally when products are shipped provided there is persuasive evidence of an arrangement, there are no uncertainties regarding customer acceptance, the sales price is fixed or determinable, and management believes collectibility is reasonably assured. We consider arrangements with extended payment terms not to be fixed or determinable unless they are secured under an irrevocable letter of credit arrangement guaranteed by a reputable financial institution, and accordingly, we defer such revenue until amounts become due and payable. The costs of shipping and handling, when incurred, are recognized in the cost of goods sold. We provide for returns and allowances as circumstances and facts require.

Sales to our unconsolidated affiliates are made on terms similar to those prevailing with unrelated customers as noted above. We defer a pro rata portion of the gross profit on sales for the inventory of the unconsolidated affiliates until the inventory is sold to a third party customer.

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

We operate wholly-owned and majority-owned subsidiaries. We record goodwill at the time of purchase for the amount of the purchase price over the fair values of the assets and liabilities acquired. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future. The annual review performed in the fourth quarter of 2007 resulted in no impairment to goodwill.

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

Deferred Taxes.

Based upon the substantial net operating loss carryovers and expected future operating results, we conclude that it is more likely than not that substantially all of the deferred tax assets in the United States at March 31, 2008 may not be realized within the foreseeable future. In addition, we expect to provide a full valuation allowance on future tax benefits realized in the United States until we can sustain a level of profitability that demonstrates our ability to utilize the assets. It is not practical to determine the income tax impact in the event we repatriate undistributed foreign earnings that are considered indefinitely reinvested.

We have accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. As of March 31, 2008, residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $26.5 million of earnings of BRC (for the MTM loan), on approximately $2.0 million of earnings of IMPCO Technologies Fuel Systems, Pty. Limited, the Australian subsidiary of IMPCO, (for an intercompany transaction) and on approximately $1.8 million of earnings of IMPCOBeru Technologies B.V. (for anticipated dividends to be received in April 2008 and in 2009). For amounts which have been repaid to BRC for the MTM loan, such amounts could be drawn as a dividend from BRC in the future without U.S. income tax consequences. As of March 31, 2008, approximately $0.6 million in foreign withholding taxes was accrued related to undistributed earnings not considered to be indefinitely reinvested.

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

Share-Based Compensation Expense.

We recognize share-based compensation costs in accordance with SFAS No. 123R, Share-Based Payment (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation costs net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.

Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, expected stock price volatility, and expected pre-vesting option forfeitures. We base these estimates on historical experience. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.

Results of Operations

The following table sets forth our revenue and operating income (in thousands):

	Revenue Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
IMPCO Operations	$30,556	$30,211
BRC Operations	64,044	24,622

Total	$94,600	$54,833

	Operating Income (Loss) Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
IMPCO Operations	$2,675	$3,222
BRC Operations	12,936	2,595
Corporate Expenses (1)	(2,219)	(2,053)

Total	$13,392	$3,764

(1)	Represents corporate expense not allocated to either of the business segments.

For the first quarter of 2008, revenue increased approximately $39.8 million, or 72.5%, to $94.6 million from $54.8 million for the year earlier period. For the first quarter of 2008, operating income increased approximately $9.6 million, or 255.8%, to $13.4 million from $3.8 million for the year earlier period.

IMPCO Operations. For the three months ended March 31, 2008, revenue increased by approximately $0.4 million, or 1.1% of revenue, as compared to the same period in the prior year. The increase in revenue during the first quarter of 2008 was primarily due to an increase in demand for industrial products in North America and an increase in demand in the Australia market for liquefied petroleum gas, or LPG vehicles, partially offset by a decrease in demand in Europe and Japan for industrial products.

For the three months ended March 31, 2008, operating income was $2.7 million, or 8.8% of revenue, compared to $3.2 million, or 10.7% of revenue, for the same period in 2007. The decrease in operating income of 17.0% is primarily due to a decrease in gross profit. The decrease in gross profit is primarily attributable to decreases in gross margins in Australia and the U.S. resulting from increased competition and pricing pressures.

BRC Operations. For the three months ended March 31, 2008, revenue for this segment increased by approximately $39.4 million, or 160.1%, as compared to the same period in the prior year. The increase in revenue in 2008 was due to growth in sales of aftermarket conversion kits in the transportation market, driven by increases in gasoline prices which have oriented automotive manufacturers to promote gaseous fuel equipment, as well as due to an increase in sales for post production OEM conversions and sales of kits. In addition, BRC’s revenue includes approximately $7.5 million from Zavoli, which we acquired on July 2, 2007, and an increase of approximately $3.7 million from the strengthening of the euro compared to the dollar from the first quarter of 2008 when compared to the first quarter of 2007.

For the three months ended March 31, 2008, operating income for BRC was $12.9 million, or 20.2% of revenue, compared to $2.6 million, or 10.5% of revenue, for the same period in 2007. The increase in operating income of 398.5% was primarily due to an increase in revenues combined with an improvement in our gross margin. The improvement in our gross margin was primarily due to the change in the mix of sales between post production OEM conversions and aftermarket kits with a more than 50% increase in unit volume output from post production OEM conversions in the first quarter of 2008 compared to the first quarter of 2007. The contribution to operating income from our acquisition of Zavoli in July 2007 was $1.4 million. These increases were partially offset by an increase in operating expenses in the first quarter of 2008 of $2.9 million compared to the year earlier period. The increase in operating expenses is primarily attributed to BRC’s marketing and advertising activities in Europe, as well as to an increase in the reserve for the loan from BRC’s 50% joint venture, WMTM.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses for the three months ended March 31, 2008 were $2.2 million, an increase of $0.1 million compared to $2.1 million recorded for same period in 2007.

Other Expense, Net. Other expense, net is primarily composed of unrealized foreign exchange gains and losses between the U.S. dollar and the euro with respect to “marking to market” of the intercompany MTM loan balance, and the gains and losses with respect to the fair value determination of the related foreign exchange hedging agreement since the agreement did not qualify for hedge accounting. For the three months ended March 31, 2008, we recognized approximately $1.0 million in losses on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro. For the three months ended March 31, 2007, we recognized approximately $0.2 million in losses on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro, offset by a gain on the foreign currency agreement of approximately $30,000.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Interest Expense, Net. Net interest expense for the three months ended March 31, 2008 was approximately $0.2 million, compared to net interest expense of approximately $0.3 million for the corresponding period in 2007.

Income in Unconsolidated Affiliates For the three months ended March 31, 2008 and 2007, we recognized $0.2 million in each period, of our share in the income of BRC’s unconsolidated affiliates.

Provision for Income Taxes. Income tax expense for the first quarter of 2008 was approximately $5.5 million representing an effective tax rate of 45.9%. During the first quarter of 2008, we recognized a $5.3 million income tax provision for our foreign operations representing a 39.5% effective tax rate. We recognized a $0.2 million income tax provision for our U.S. operations which, primarily relates to estimated state taxes, federal alternative minimum taxes, and foreign withholding taxes. We determined that the likelihood of recoverability of the net U.S. deferred tax assets were less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes, therefore, a full valuation allowance has been provided for all U.S. deferred tax assets. We expect to reduce the valuation allowance if we are profitable or provide a full valuation allowance on future tax benefits realized in the United States if we have additional losses until we can sustain a level of profitability that demonstrates our ability to utilize the assets. We will continue to evaluate the recoverability of the deferred tax assets each quarter.

Liquidity and Capital Resources

Our ongoing operations are funded by cash generated from operations and debt financings. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At March 31, 2008, our cash and cash equivalents totaled $30.0 million, an increase of $3.2 million from the $26.8 million of cash and cash equivalents at December 31, 2007.

Credit Agreements and Other Loans

We currently are party to four significant credit agreements:

LaSalle Senior Credit Facility. Our first significant credit agreement is an asset-based credit facility with LaSalle Business Credit, LLC (“LaSalle”), dated July 22, 2003, as amended. The LaSalle senior credit facility matures on June 30, 2008. This revolving credit facility carries an interest rate per annum equal to prime plus 3.0%, which amounted to 8.25% per annum at March 31, 2008 and has a borrowing limit equal to 85% of eligible accounts receivable plus the lesser of $1.25 million or 24% of eligible inventory, subject to a reduction of 1% each week. As of March 31, 2008, the borrowing limit was reduced to 23% of eligible inventory. At March 31, 2008, this facility carried a maximum borrowing limit of $6.25 million, of which $3.6 million was the actual borrowing capacity. At March 31, 2008, our outstanding balance under this loan agreement was $2.8 million and approximately $0.8 million was available for borrowing as of that date. On May 12, 2008, the maximum borrowing limit was reduced to $4.0 million and the borrowing limit on inventory was reduced to the lesser of $0.7 million or 17% of IMPCO U.S.’s eligible inventory subject to a reduction by 1% each week.

The current financial covenants include, among other things, limits on capital expenditures within any four successive quarters to $4.5 million for IMPCO U.S. and $6.5 million for IMPCO world-wide operations and a requirement that we maintain a year to date IMPCO U.S. minimum pre-tax loss of not greater than a $0.5 million loss at any month end beginning January 31, 2008. At March 31, 2008, we were not in compliance with the IMPCO U.S. pre-tax income covenant and LaSalle waived the non-compliance.

The credit facility expires on June 30, 2008. LaSalle has indicated its intent to not renew our credit facility in the long-term and it is not willing to extend the maturity beyond that date while we transition to a new lender. Without the debt service requirements of the MTM loan and based on IMPCO U.S.’s current liquidity and capital needs, IMPCO U.S. expects to be able to repay the amounts owing under the LaSalle senior credit facility when the obligation becomes due and expects to be able to continue to fund its liquidity and capital needs using cash flows from operations. However, if IMPCO U.S. does not have sufficient cash flows from operations to repay the amounts owing under the LaSalle senior credit facility, LaSalle may foreclose on certain of our U.S. assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on us.

MTM Loan. Our second significant credit agreement is a loan pursuant to which IMPCO borrowed approximately $22.0 million from MTM S.r.L. (“MTM”) on December 23, 2004 (“MTM loan”). The proceeds of the MTM loan were used to retire approximately $22.0 million of our indebtedness to Bison Capital Structured Equity Partners LLC, an amount that included a prepayment premium and accrued but unpaid interest. The MTM loan carries an interest rate equal to 1.5% above three-month EURIBOR per annum, which was at 6.2% at March 31, 2008, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. Beginning on April 1, 2005, the loan is being repaid in quarterly installments, each in the amount of not less than $0.7 million in the first two years, $0.8 million in the third year, $1.0 million in the fourth year and $1.2 million in the final year, with any remaining unpaid principal and interest to be repaid upon maturity. The MTM loan and related interest have been eliminated in the accompanying consolidated financial statements.

The MTM loan provides for automatic acceleration of the MTM loan in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The MTM loan also provides for acceleration of the loan upon notice from MTM in case of any other default under the loan. The MTM loan contains restrictive covenants limiting the Company’s ability to terminate Mariano Costamagna as its Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, and to purchase, retire or redeem the Company’s capital stock. In addition, the MTM loan contains restrictive covenants limiting IMPCO U.S. from incurring additional debt obligations (other than unsecured trade credit, capital leases and additional debt obligations pursuant to the LaSalle senior credit facility), from merging, consolidating or selling its assets and from making capital expenditures in excess of $3.0 million in any fiscal year.

At March 31 and May 1, 2008, the amount owed under the MTM loan was approximately $14.4 million and $12.6 million, respectively, and we were in compliance with the covenants in the MTM loan and other related terms and conditions as of March 31, 2008. An event of default under the LaSalle senior credit facility would not automatically cause a cross-

default under the MTM loan. The MTM loan has significant debt service requirements, which include quarterly payments of $1.0 million during 2008 of which IMPCO U.S. paid the first quarter payment on April 10, 2008. If we are unable to obtain additional or replacement financing or draw dividends from our subsidiaries, we will not be able to pay the quarterly payments due under the MTM loan. If IMPCO U.S. were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM loan causing it to become due in full and/or pursue the personal guarantee by Mariano Costamagna (the Company’s Chief Executive Officer) and Pier Antonio Costamagna (Director of Mechanical Engineering of MTM). Messrs. Costamagna have jointly and severally guaranteed IMPCO’s performance under the MTM loan because of certain requirements arising under Italian law. In return for their guarantees, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO U.S. fails to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, they may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights in the net assets and operations of BRC. This would have a material adverse effect upon our earnings and our financial position. Total assets and net assets for BRC operations at March 31, 2008 were $198.8 million and $103.6 million, respectively. For the three months ended March 31, 2008, revenues and operating income for BRC was $64.0 million and $12.9 million, respectively. Total assets and net assets for BRC operations at December 31, 2007 were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenues and operating income for BRC was $138.8 million and $16.6 million, respectively.

In connection with the Company’s continuing non-compliance under the LaSalle senior credit agreement, LaSalle has required that we make no payments to MTM under the MTM loan since July 18, 2007. In order to avoid defaulting on the MTM loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. On December 28, 2007, the board of directors of MTM passed a resolution approving a deferral of the December 31, 2007 principal payment due of $0.8 million on the MTM loan to March 31, 2008, which was paid on April 10, 2008. The December 31, 2007 interest payment of $0.2 million was paid in January 2008. As of March 31, 2008, IMPCO U.S. owed MTM an additional $2.8 million in short-term debt that was due March 31, 2008. IMPCO U.S. has not yet made this payment as of the date of this filing. IMPCO U.S. is technically in default on the short-term loans, which are not secured or guaranteed. MTM’s Italian statutory auditor has advised us that it is not willing to permit extensions on the unsecured short-term loans. To date, MTM has not taken any action to force payment.

MTM Borrowings. On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million lent to IMPCO on December 23, 2004. The payment terms are such that MTM will pay $0.8 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR plus 1% per annum, which was 5.7% at March 31, 2008. At March 31, 2008, the amount outstanding was $5.5 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80. In addition, MTM is required to maintain net assets of at least $31.6 million based on the exchange rate of 1.58 on March 31, 2008. At March 31, 2008, MTM was in compliance with these covenants.

BRC Borrowings. On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy in which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli, S.r.L. which was completed on July 2, 2007 for approximately $8.5 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 5.1% at March 31, 2008. At March 31, 2008, the amount outstanding was $7.9 million. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA of less than 1.25 to maintain this rate. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 5.9% at March 31, 2008.

BRC is also party to two credit agreements:

•

In 2002, BRC entered into an unsecured term loan agreement with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment. The loan is repayable through annual installments through 2011 at a subsidized rate of 2.0%. At March 31, 2008, approximately $0.7 million was owed under the loan.

•

At March 31, 2008, BRC had unsecured lines of credit amounting to approximately $1.6 million, based on the exchange rate at March 31, 2008, with no outstanding balance. Additionally, BRC has commercial credit facilities secured by customer account receivables, which allows borrowings up to a maximum of $16.9 million, of which the borrowing capacity was limited to $13.1 million at March 31, 2008, with no outstanding balance. Interest rates at March 31, 2008 for the unsecured lines of credit and the secured commercial credit facilities were three-month EURIBOR plus 4% and 1%, respectively, which were 8.7% and 5.7%, respectively. Both the unsecured lines of credit and secured commercial credit facilities are callable on demand.

Other Borrowings. In addition, our subsidiary in the Netherlands has a $3.6 million credit facility, based on the exchange rate at March 31, 2008 to the euro, with Fortis Bank. The credit facility is based on accounts receivables and inventory pledged by our operations in the Netherlands and is a daily revocable credit facility. The interest rate is variable and at March 31, 2008 was 5.6% per annum. At March 31, 2008, there was no outstanding balance under this credit facility.

Liquidity Ratios

Our ratio of current assets to current liabilities was 1.8:1.0 at March 31, 2008 and at December 31, 2007. At March 31, 2008, our total working capital had increased by $11.9 million to $82.5 million from $70.6 million at December 31, 2007. This increase is due primarily due to the following: (1) an increase of $21.3 million in net receivables primarily in BRC operations as a result of increased revenue; (2) an increase of $5.0 million in net inventories, primarily in our BRC operations, which increased by $6.8 million, partially offset by a decrease in our IMPCO operation of $1.8 million; and (3) an increase of $3.2 million in cash and cash equivalents, which all were partially offset by decreases in working capital due to an increase of $9.8 million in accrued expenses and an increase of $6.4 million in accounts payable. The increases in accrued expenses and accounts payable are primarily in our BRC operations as a result of costs associated with increased revenue.

Cash Flows

Net cash provided by operating activities during the three months ended March 31, 2008, was $5.4 million compared to $1.4 million for the same period in 2007. Cash flows provided by operating activities in 2008 consisted of net of income of $6.2 million adjusted for non-cash charges for depreciation and amortization expenses of $2.2 million, which included $0.7 million in amortization of intangible assets acquired and $0.2 million in depreciation of the step-up in fair value of BRC’s assets. Cash flows provided by operating activities for the same period in 2007, consisted of net of income of $1.0 million adjusted for non-cash charges for depreciation and amortization expenses of $1.6 million, which included $0.5 million in amortization of intangible assets acquired and $0.2 million in depreciation of the step-up in fair value of BRC’s assets.

During the three months ended March 31, 2008, other non-cash charges that impacted net cash provided by operating activities consisted of unrealized loss on foreign exchange transactions of $1.0 million, provision for inventory reserve of $0.3 million and the minority interest in income of consolidated affiliates of $0.5 million. These were partially offset by $0.2 million in our share in the income of unconsolidated affiliates. During the three months ended March 31, 2007, other non-cash charges that impacted net cash provided by operating activities related to provision for inventory reserve of $0.2 million, provision for doubtful accounts of $0.4 million and the minority interest in income of consolidated affiliates of $0.5 million. These were partially offset by $0.2 million in our share in the income of unconsolidated affiliates.

During the three months ended March 31, 2008, changes in working capital that affected operating cash flows were a $17.6 million increase in accounts receivable and a $1.3 million increase in inventory, partially offset by a $2.6 million decrease in other assets and liabilities, net, an $8.1 million increase in accrued expenses and a $3.4 million increase in accounts payable. During the three months ended March 31, 2007, changes in working capital that affected operating cash flows were a $3.1 million increase in accounts receivable, $2.1 million increase in inventory, $0.8 million increase in other assets and liabilities, net, offset by a $0.9 million decrease in accounts payable.

Net cash used in investing activities was $2.3 million for the three months ended March 31, 2008, compared to $1.6 million during the same period in 2007. The increase in net cash used in investing activities is primarily due to $0.3 million increase in capital expenditures, $0.3 million purchase of a minority interest of a consolidated subsidiary of IMPCO Australia and $0.2 million for technology purchased in the three months ended March 31, 2008.

Net cash used in financing activities during the three months ended March 31, 2008 was $1.4 million or an increase of $1.2 million from $0.2 million used in financing activities for the same period in 2007. This increase of net cash used in financing activities was due primarily to a reduction of $1.0 million in proceeds from stock option exercises and a $0.2 million increase in payments on term loans.

Our existing capital resources together with cash flows from operating activities are sufficient to fund our worldwide operations for the next 12 months. However, there are differences in the liquidity and cash flow needs of our two operating segments, BRC operations (“BRC”) and IMPCO operations (“IMPCO”). Our existing capital resources together with cash flows from operating activities are sufficient to fund BRC for the next 12 months. In addition, with respect to IMPCO, our existing capital resources together with cash flows from operating activities are sufficient to fund our international operations of IMPCO for the next 12 months. However, the U.S. operations of IMPCO, or IMPCO U.S., bears the majority of our corporate expenses and has significant debt service requirements under the intercompany MTM loan and the LaSalle senior credit facility. While IMPCO U.S.’s existing capital resources together with cash flows from operating activities are sufficient to fund operations including the payment of the LaSalle senior credit facility for the next 12 months, IMPCO U.S. does not have sufficient resources to make its debt service payments under the intercompany MTM loan. If IMPCO U.S. is unable to obtain additional or replacement financing, draw dividends from its subsidiaries or obtain additional investments from Fuel Systems through additional financing activities or dividends from BRC, IMPCO U.S. will not be able to pay the quarterly payments due under the intercompany MTM loan.

The amount outstanding on the MTM loan as of May 1, 2008 was $12.6 million. The MTM loan has significant debt service requirements, which include quarterly payments of $1.0 million during 2008 of which IMPCO U.S. paid the first quarter payment on April 10, 2008. If we are unable to obtain additional or replacement financing or draw dividends from our subsidiaries, we will not be able to pay the quarterly payments due under the MTM loan. If IMPCO U.S. were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM loan causing it to become due in full and/or pursue the personal guarantee by Messrs. Costamagna. Messrs. Costamagna have jointly and severally guaranteed IMPCO’s performance under the intercompany MTM loan because of certain requirements arising under Italian law. In return for their guarantees, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO U.S. fails to perform the terms of the MTM loan and Messrs. Costamagna are required to fulfill their guarantees, they may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights in the net assets and operations of BRC. This would have a material adverse effect upon our earnings and our financial position. Total assets and net assets for BRC operations at March 31, 2008 were $198.8 million and $103.6 million, respectively. For the three months ended March 31, 2008, revenues and operating income for BRC were $64.0 million and $12.9 million, respectively. Total assets and net assets for BRC operations at December 31, 2007 were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenues and operating income for BRC were $138.8 million and $16.6 million, respectively.

IMPCO U.S. has historically depended on borrowings under our LaSalle senior credit facility to fund our liquidity and capital needs. In the last 12 months we have had to seek multiple waivers and amendments from LaSalle in order to prevent an event of default and acceleration of the indebtedness under the agreement. At March 31, 2008, we were not in compliance with the IMPCO U.S. pre-tax income covenant and LaSalle waived the non-compliance. LaSalle has indicated that they do not intend to amend the financial covenants any further. Furthermore, the LaSalle senior credit facility is currently scheduled to expire on June 30, 2008. LaSalle has indicated its intent to not renew our credit facility in the long term and it is not willing to extend the maturity of the credit facility beyond that date while we transition to a new lender. We may not be able obtain a replacement credit facility from another lender. As of March 31, 2008, the balance outstanding on the LaSalle senior credit facility was $2.8 million. Without considering the debt service requirements of the MTM loan, based on IMPCO U.S.’s current liquidity and capital needs, IMPCO U.S. expects to be able to repay the amounts owing under the LaSalle senior credit facility when the obligation comes due and expects to be able to continue to fund its liquidity and capital needs using cash flows from operations. However, if we do not have sufficient cash flows from operations to repay the amounts owing under the LaSalle senior credit facility, LaSalle may foreclose on certain of our U.S. assets or take other legal action against us that, alone or in the aggregate, may have a material adverse effect on us.

In connection with our continuing non-compliance under the LaSalle senior credit agreement, LaSalle has required that we make no payments to MTM under the MTM loan since July 18, 2007. In order to avoid defaulting on the MTM loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments. On December 28, 2007, the board of directors of MTM passed a resolution approving a deferral of the December 31, 2007 principal payment due of $0.8 million on the MTM loan to March 31, 2008 which was paid on April 10, 2008. The December 31, 2007 interest payment of $0.2 million was paid in January 2008. As of May 1, 2008, IMPCO U.S. owed MTM an additional $2.8 million in short-term debt that was due March 31, 2008. IMPCO U.S. has not yet made this payment as of the date of this filing. IMPCO U.S. is technically in default on the short-term loans, which are not secured or guaranteed. MTM’s Italian statutory creditor has advised us that it is not willing to permit extensions on the unsecured short-term loans. To date, MTM has not taken any action to force payment.

For periods beyond 12 months, we may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of our technologies and products. However, we offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all.

Our cash requirements may vary materially from those now planned because of fluctuations in our sales volumes or margins or because of other factors identified in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

Derivative Financial Instruments

The Company uses derivative financial instruments in the ordinary course of business for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes. On January 5, 2005, our then 50% owned affiliate, BRC initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the MTM loan. This hedging agreement was not designed to effectively and fully hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. At December 31, 2007, we had one remaining contract outstanding under this agreement that matured on January 3, 2008. Upon maturity, we recognized a realized gain on the condensed consolidated statement of operations as part of other expense of $0.1 million for the three months ended March 31, 2008, which approximated the recorded fair value of the derivative at December 31, 2007. For the three months ended March 31, 2007, we recognized $30,000 in gains, which were classified on the condensed consolidated statements of operations as part of other expense.

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

The MTM loan agreement will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. BRC records the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. For the three months ended March 31, 2008 and 2007, we recognized in our consolidated statement of operations a loss of approximately $1.0 million and $0.1 million in other expense, respectively.

We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1, 157-2, and proposed 157-c. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays for one year the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Effective January 1, 2008, we adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Our adoption of SFAS No. 157 did not have an impact on our financial position or results of operations. We are currently evaluating the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This fair value option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted the provisions of SFAS 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments. However, we will continue to evaluate for possible future election for new financial instruments.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R will have an impact on our accounting for business combinations completed after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 outlines the accounting and reporting for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning on or after December 15, 2008. We have not yet determined the impact of adopting SFAS 160 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires certain disclosures related to derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the requirements of SFAS 161 and the impact, if any, that the adoption of this statement will have on our consolidated financial position, results of operations and cash flows.

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

Our most significant foreign currency exposure relates to the euro. On January 5, 2005, BRC entered into foreign exchange forward contracts covering a three-year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments made by IMPCO to BRC under the terms of the MTM loan. This agreement was not designed to effectively and fully hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. At December 31, 2007, we had one remaining contract outstanding under this agreement that matured on January 3, 2008. Upon maturity, we recognized a realized gain on the condensed consolidated statement of operations as part of other expense of $0.1 million for the three months ended March 31, 2008, which approximated the recorded fair value of the derivative at December 31, 2007. For the three months ended March 31, 2007, we recognized $30,000 in gains, which were classified on the condensed consolidated statements of operations as part of other expense. At December 31, 2007, the notional amount of the foreign exchange forward contract was $0.9 million. At March 31, 2008, we did not have any foreign exchange forward contracts.

We also recognize foreign exchange gains and losses in relation to the MTM loan, which had a carrying value of $14.4 million at March 31, 2008. BRC recognizes gains and losses on a mark-to-market basis of this loan balance on its books because the loan will be settled in U.S. dollars and BRC maintains its records in its reporting currency, the euro. Hypothetically, if the U.S. dollar were to weaken or strengthen by 10% from the spot rate of $1.58 to the euro at March 31, 2008, BRC would record a loss or gain, respectively, on foreign exchange of $1.4 million for the three months ended March 31, 2008.

Additional information relating to our foreign currency exposures are discussed under the heading “Derivative Financial Instruments” included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Fuel Systems Solutions, Inc. and subsidiaries required to be included in our periodic SEC filings. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as more fully explained below, have identified certain control deficiencies that we have determined represent material weaknesses in our internal control over financial reporting as of March 31, 2008. Due to the identification of material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective.

Material Weaknesses Reported for the Quarter Ended March 31, 2008

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

•

Our 2006 and 2007 annual reports on Form 10-K identified a material weakness that we did not maintain effective internal control over the financial close process at BRC, our Italian subsidiary, and BRC did not have an adequate number of accounting personnel with sufficient technical expertise in accounting principles generally accepted in the United States (“U.S. GAAP”). The material weakness related to lack of sufficient technical expertise in U.S. GAAP continues to exist as of March 31, 2008 at BRC and as a result, BRC does not have effective internal control over the financial close process. In 2007 and early 2008, management identified errors related to inventory valuations at BRC as well as at our subsidiaries in the Netherlands and Australia, which resulted in the restatement of our consolidated financial statements. Consequently, we determined that the control deficiency related to lack of sufficient technical expertise in U.S. GAAP represents a material weakness in controls at our non-U.S. subsidiaries.

•

We did not maintain effective information technology (“IT”) controls at BRC, including system change management, segregation of duties and backup retention policies. We have determined that these control deficiencies, in the aggregate, represent a material weakness which has not been remediated.

Implemented or Planned Remediation of Material Weaknesses

We have implemented or plan to implement further remedial actions to resolve our material weaknesses, specifically:

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

•

We hired a new Finance and Accounting Controller for BRC in April 2008 who will demonstrate the requisite U.S. GAAP technical expertise and who will report directly to the Corporate Controller at FSS and hire additional suitably trained accounting professionals to join our financial staff at BRC. We will also provide supplemental training to the BRC accounting staff on the application of relevant U.S. GAAP.

•

During 2007, we hired a Director of Sarbanes-Oxley Compliance and additional audit personnel who will perform internal audit procedures of our non-U.S. subsidiaries, including an auditor headquartered at our BRC operations to be directly responsible for coordinating with BRC accounting staff to improve the control environment.

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

Management believes that the review procedures performed by the FSS Corporate Controller or Corporate Assistant Controller of BRC’s quarterly financial statements, hiring of additional qualified finance and accounting personnel at BRC and the internal audit procedures of our non-U.S. subsidiaries overseen by our Director of Sarbanes-Oxley Compliance provides an appropriate remediation of the material weakness related to lack of sufficient technical expertise in U.S. GAAP; however, the effectiveness of the controls has not been tested by management and the new BRC Finance and Accounting Controller has just been hired. Accordingly, management does not deem this material weakness to be fully remediated as of the date of the filing of this quarterly report on Form 10-Q.

Management also believes that the planned remediation procedures over system backup retention policies, program change management controls, and segregation of duties will provide an adequate remediation effort to address the effectiveness of IT controls at BRC once the controls are implemented. However, the IT controls are not yet implemented and therefore, the effectiveness of the controls has not been tested by management. Accordingly, management does not deem this material weakness to be fully remediated as of the date of the filing of this quarterly report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the first quarter of 2008, except for the remediation efforts described above.

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

In addition to the other information set forth in this report, you should carefully consider Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The risk factors contained in that report could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2008	593	$11.69	n/a	n/a
February 1–28, 2008	—	—	n/a	n/a
March 1–31, 2008	—	—	n/a	n/a

Total	593	$11.69	n/a	n/a

NOTE:

These purchases were made in open-market transactions in order to provide for the Company’s obligations under our deferred compensation plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted for the vote or approval of our security holders during the quarter ended March 31, 2008.

Item 5.	Other Information

Item 6.	Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

10.1	Separation Agreement, dated as of May 9, 2008, by and between Fuel Systems Solutions, Inc. and Thomas M. Costales (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 12, 2008).

10.2	Thirteenth Amendment to the Loan and Security Agreement by and among LaSalle Business Credit, LLC, the financial institutions that, from time to time, become party to the Loan Agreement, LaSalle, as agent for the lenders, and IMPCO Technologies, Inc., dated May 12, 2008 (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 12, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL SYSTEMS SOLUTIONS, INC.

Date: May 12, 2008	By:	/s/ BILL E. LARKIN
Bill E. Larkin
Chief Financial Officer