Form 10-Q
period 2008-06-30
Fuel Systems Solutions, Inc.
filed 2008-08-11
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________________

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

Number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2008:

15,691,021 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$43,643	$26,797
Accounts receivable less allowance for doubtful accounts of $2,618 and $2,399 at June 30, 2008 and December 31, 2007, respectively	65,499	51,876
Inventories:
Raw materials and parts	41,498	33,890
Work-in-process	1,901	2,247
Finished goods	42,655	31,197
Inventory on consignment with unconsolidated affiliates	3,126	2,991

Total inventories	89,180	70,325
Deferred tax assets	3,718	2,248
Related party receivables	49	44
Other current assets	6,549	3,820

Total current assets	208,638	155,110

Equipment and leasehold improvements:
Dies, molds and patterns	4,060	5,725
Machinery and equipment	28,120	25,049
Office furnishings and equipment	9,402	8,601
Automobiles and trucks	2,474	2,047
Leasehold improvements	7,043	4,769

	51,099	46,191
Less accumulated depreciation and amortization	22,953	21,151

Net equipment and leasehold improvements	28,146	25,040
Goodwill	45,840	46,486
Intangible assets, net	12,700	13,059
Investment in unconsolidated affiliates	2,816	2,310
Non-current related party receivable	2,399	3,450
Deferred tax assets, net	249	184
Other assets	1,820	1,731

Total Assets	$302,608	$247,370

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,184	$50,314
Accrued expenses	34,032	19,666
Current revolving lines of credit	—	3,307
Current portion of term loans and other loans	5,438	4,791
Current portion of capital leases	346	428
Deferred tax liabilities	82	117
Related party payables	10,392	5,921

Total current liabilities	117,474	84,544
Term loans	7,692	9,449
Capital leases	301	431
Other liabilities	6,912	5,860
Minority interest	6,687	6,601
Deferred tax liabilities	5,602	5,432

Total liabilities	144,668	112,317

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 15,749,948 issued and 15,677,163 outstanding at June 30, 2008; and 15,512,798 issued and 15,499,115 outstanding at December 31, 2007	16	15
Additional paid-in capital	219,013	216,483
Shares held in treasury, 72,785 shares at June 30, 2008 and 13,683 shares at December 31, 2007	(1,279)	(432)
Accumulated deficit	(91,862)	(102,696)
Accumulated other comprehensive income	32,052	21,683

Total stockholders’ equity	157,940	135,053

Total Liabilities and Stockholders’ Equity	$302,608	$247,370

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$98,284	$65,552	$192,884	$120,385
Cost of revenue	69,704	51,065	136,820	92,120

Gross profit	28,580	14,487	56,064	28,265
Operating expenses:
Research and development expense	2,702	2,036	5,530	4,084
Selling, general and administrative expense	11,659	9,302	22,830	17,235
Goodwill impairment loss	3,907	—	3,907	—
Amortization of intangible assets	98	50	191	83

Total operating expenses	18,366	11,388	32,458	21,402

Operating income	10,214	3,099	23,606	6,863
Other expense, net	(43)	(415)	(1,164)	(661)
Interest expense, net	(200)	(201)	(392)	(492)

Income before income taxes and equity share in income (loss) of unconsolidated affiliates	9,971	2,483	22,050	5,710
Equity share in income (loss) of unconsolidated affiliates	(91)	107	77	270
Income tax expense	(4,878)	(1,725)	(10,418)	(3,630)

Income before minority interests	5,002	865	11,709	2,350
Minority interests in income of consolidated subsidiaries	394	470	875	937

Net income	$4,608	$395	$10,834	$1,413

Net income per share:
Basic	$0.30	$0.03	$0.70	$0.09

Diluted	$0.29	$0.03	$0.69	$0.09

Number of shares used in per share calculation:
Basic	15,611,190	15,405,537	15,565,358	15,328,911

Diluted	15,749,806	15,601,365	15,692,418	15,569,334

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Net income	$10,834	$1,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,180	2,566
Amortization of intangibles	1,456	953
Provision for doubtful accounts	121	698
Provision for loan to unconsolidated affiliate	1,091	—
Provision for inventory reserve	1,041	249
Goodwill impairment loss	3,907	—
Equity share in income of unconsolidated affiliates	(77)	(270)
Dividends from unconsolidated affiliates	230	—
Minority interest	875	937
Unrealized loss on foreign exchange	1,094	121
Loss on disposal of asset	79	3
Stock–based compensation expense	191	38
Changes in assets and liabilities:
Increase in accounts receivable	(10,370)	(6,708)
(Increase) decrease in inventory	(15,220)	2,207
(Increase) decrease in other current assets	(2,422)	1,067
Increase in deferred income taxes	(1,560)	(730)
Increase in accounts payable	13,471	4,559
Increase in accrued expenses	12,745	4,619
Increase (decrease) in long term liabilities	685	(699)
Receivables from/payables to related party, net	3,911	2,487

Net cash provided by operating activities	25,262	13,510

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(4,950)	(2,775)
Purchase of minority interest in consolidated subsidiary	(227)	—
Purchase of intangible asset	(193)	—
Proceeds from sale of assets	3	—

Net cash used in investing activities	(5,367)	(2,775)

Cash flows from financing activities:
Payment of revolving line of credit	(3,307)	(3,892)
Payments on term loans	(2,045)	(307)
Proceeds from term loans	—	6,738
Proceeds from exercise of stock options and warrants	1,466	3,665
(Purchase of)/proceeds from the sale of common shares held in trust, net	(72)	64
Payment of capital lease obligations	(247)	(182)
Dividend paid to minority interest in consolidated subsidiaries	(900)	(822)

Net cash (used in) provided by financing activities	(5,105)	5,264

Net increase in cash	14,790	15,999
Effect of exchange rate changes on cash	2,056	1,357

Net increase in cash and cash equivalents	16,846	17,356
Cash and cash equivalents at beginning of period	26,797	11,546

Cash and cash equivalents at end of period	$43,643	$28,902

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Acquisition of equipment under capital lease	$20	$160

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or the “Company”) 2007 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended June 30, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The condensed consolidated financial statements of the Company as of June 30, 2008 and 2007 include the accounts of the Company and its wholly owned subsidiaries IMPCO Technologies, Inc. (“IMPCO”) and BRC S.r.L. (“BRC”), as well as IMPCO’s wholly owned subsidiaries, IMPCO Technologies, Pty. Limited, which is referred to as IMPCO Australia; IMPCO Tech Japan K.K., which is referred to as IMPCO Japan; Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which is referred to as IMPCO Mexicano; and its 51%-owned subsidiary IMPCO-BERU Technologies B.V., which is referred to as IMPCO BV; as well as BRC’s wholly-owned subsidiaries MTM S.r.L. (“MTM”) and Zavoli S.r.L. (“Zavoli”) and its substantially wholly owned subsidiaries BRC Argentina S.A., BRC Brasil S.A. and NG LOG Armazen Gerais Ltda.

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

The Company closed the operations of its fully consolidated subsidiary, IMPCO Mexicano, in December 2004. In addition, the Company had a 50% share in IMPCO-BRC Mexicano, which is referred to as IBMexicano, accounted for on the equity method. In March 2006, the Company and its 50% joint venture partner agreed to dissolve and liquidate IBMexicano. IBMexicano closed its facility on June 8, 2006 and expects to complete the process of liquidating its assets by the end of September 2008.

In an effort to align the business activities within Fuel Systems, on July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC. Consolidated results for the Company will not be impacted, but the Company will begin reporting IMPCO Australia with its BRC operations segment beginning with the third quarter of 2008 (see Note 16).

Entity	Location	Ownership Interest	Method of Accounting
IMPCO	United States	100%	Fully Consolidated
BRC*	Italy	100%	Fully Consolidated
IMPCO Australia	Australia	100%	Fully Consolidated
IMPCO Japan	Japan	100%	Fully Consolidated
IMPCO Mexicano (operations closed in December 2004)	Mexico	100%	Fully Consolidated
IMPCO BV	Netherlands	51%	Fully Consolidated
IBMexicano (operations closed in June 2006)	Mexico	50%	Equity Method

*	The following table details the entities that are either consolidated or accounted for by the equity method within BRC:

Entity	Location	Ownership Interest	Method of Accounting
MTM S.r.L.	Italy	100.00%	Fully Consolidated
Zavoli S.r.L.	Italy	100.00%	Fully Consolidated
BRC Argentina S.A.	Argentina	98.40%	Fully Consolidated
BRC Brasil S.A.	Brazil	99.99%	Fully Consolidated
NG LOG Armazen Gerais Ltda.	Brazil	99.99%	Fully Consolidated
MTE S.r.L.	Italy	50.00%	Equity Method
WMTM Equipamento de Gases Ltd.	Brazil	50.00%	Equity Method
Jehin Engineering Company, Ltd.	S. Korea	13.59%	Equity Method

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008

(Unaudited)

All intercompany transactions, including intercompany profits and losses, have been eliminated in consolidation.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2008, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company’s existing capital resources together with cash flows from operating activities are sufficient to fund the Company’s worldwide operations for the next 12 months. However, there are differences in the liquidity and cash flow needs of the Company’s two operating segments, BRC and IMPCO. BRC’s existing capital resources together with the cash flows from operating activities are expected to be sufficient for its needs for the next 12 months. IMPCO operation’s existing capital resources together with cash flows from operating activities are sufficient to fund its international operations for the next 12 months. However, the U.S. operations of IMPCO, or IMPCO U.S., bears the majority of the Company’s corporate expenses and has significant debt service requirements under the intercompany loan with MTM (the “MTM Loan”) (see Note 4). While IMPCO U.S.’s existing capital resources together with cash flows from operating activities are expected to be sufficient to fund its operations for the next 12 months, IMPCO U.S. anticipates that it will not have sufficient resources to make its debt service payments under the MTM Loan. If IMPCO U.S. is unable to obtain additional or replacement financing for the MTM Loan, draw dividends from its subsidiaries or obtain additional investment from Fuel Systems through additional financing activities or dividends from BRC, IMPCO U.S. will not be able to pay the quarterly payments due under the MTM Loan.

The amount outstanding on the MTM Loan as of August 1, 2008 was $11.6 million. IMPCO U.S. is required to make four quarterly payments of $1.0 million each against the principal and interest accruing on the MTM Loan during 2008. IMPCO U.S. paid the first quarter payment on April 10, 2008 and the second quarter payment on July 17, 2008.

If IMPCO U.S. were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM Loan causing it to become due in full and/or pursue the personal guarantee by Mariano Costamagna (the Company’s Chief Executive Officer) and Pier Antonio Costamagna (Director of Mechanical Engineering of MTM). Messrs. Costamagna have jointly and severally guaranteed IMPCO’s performance under the MTM Loan because of certain requirements arising under Italian law. In return for their guarantees, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO U.S. fails to perform the terms of the MTM Loan and Messrs. Costamagna are required to fulfill their guarantees, they may require the Company to reimburse them for their payments as guarantors, or they may take possession of the Company’s equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, the Company would lose its rights in the net assets and earnings of BRC. This would have a material adverse effect upon the Company’s earnings and its financial position. Total assets and net assets for BRC operations at June 30, 2008 were $247.4 million and $133.9 million, respectively. For the six months ended June 30, 2008, revenue and operating income for BRC were $131.4 million and $26.7 million, respectively. Total assets and net assets for BRC operations at December 31, 2007 were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenue and operating income for BRC were $138.8 million and $16.6 million, respectively.

IMPCO U.S. has historically depended on borrowings under a senior credit facility with LaSalle Business Credit, LLC to fund our liquidity and capital needs. The LaSalle senior credit facility expired on June 30, 2008, as scheduled, and IMPCO U.S. repaid the balance due on the credit facility prior to that date. We have not yet and may not be able obtain a new credit facility from another lender. Without considering the debt service requirements of the MTM Loan, based on IMPCO U.S.’s current liquidity and capital needs, IMPCO U.S. expects to be able to continue to fund its liquidity and capital needs using cash flows from operations in the absence of a new credit facility.

In order to avoid defaulting on the MTM Loan, IMPCO U.S. has had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments on the MTM Loan. On December 28, 2007, the board of directors of MTM passed a resolution approving a deferral of the December 31, 2007 principal payment due of $0.8 million on the MTM Loan to March 31, 2008, which was paid on April 10, 2008. The December 31, 2007 interest payment of $0.2 million was paid in January 2008. As of June 30, 2008, IMPCO U.S. owed MTM an additional $2.8 million in short-term debt that was due March 31, 2008. IMPCO U.S. repaid this amount in full on July 17, 2008.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008

(Unaudited)

On July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC for $9.1 million (see Note 16). IMPCO U.S. used a portion of the proceeds to pay the second quarter 2008 principal payment and interest due for the MTM Loan of approximately $1.2 million and to repay in full short-term loans with MTM and interest due of approximately $2.9 million.

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

JUNE 30, 2008

(Unaudited)

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP 142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles. The adoption of SFAS 162 is not expected to have a material impact on the Company’s financial position.

3.	Acquisition of Zavoli. S.r.L.

On July 2, 2007, BRC acquired Zavoli for approximately $8.5 million in cash including transaction costs. Zavoli is a privately held manufacturer and distributor of aftermarket conversion kits that enable internal combustion engines to operate on liquefied petroleum gas and compressed natural gas. BRC obtained a $6.7 million loan in June 2007, using the exchange rate of $1.3475 to the euro at June 30, 2007, from Intesa SanPaolo SpA (see Note 4) to fund the acquisition. The Company accounted for this acquisition in accordance with the guidance in SFAS No. 141, Business Combinations. At the acquisition date, the fair value of the identified tangible and intangible assets totaled $10.5 million including cash acquired of $0.4 million, the assumed liabilities amounted to $4.6 million, and the resulting goodwill balance was $2.6 million. Identified intangible assets arising from the acquisition of Zavoli consist of existing technology, customer relationships, trade name and non-compete agreements (see Note 14). The Company has determined that the acquisition of Zavoli was a non-material business combination.

For the six months ended June 30, 2008, the Company recorded amortization related to the intangible assets acquired and depreciation expense for step-up in value of fixed assets of in aggregate of approximately $0.5 million.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008

(Unaudited)

4.	Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	June 30, 2008	December 31, 2007
(a) Revolving promissory note - LaSalle Business Credit, LLC	$—	$3,307
(b) Revolving lines of credit - various Italian banks	—	—
(c) Term loan - Unicredit Banca Medio Credito S.p.A.	4,740	5,892
(d) Term loan - Intesa San Paolo SpA	7,190	7,364
(e) Term loan - Italian Ministry of Industry	581	628
(f) Other loans	619	356
(g) Capital leases	647	859

	13,777	18,406
Less: current portion	5,784	8,526

Non-current portion	$7,993	$9,880

(a)	Revolving Promissory Note – LaSalle Business Credit, LLC

The Company entered into an asset-based credit facility with LaSalle Business Credit, LLC (“LaSalle”) dated July 22, 2003, as amended. The LaSalle senior credit facility matured on June 30, 2008 and was fully repaid prior to that date. The Company and LaSalle mutually agreed to not renew the credit facility.

(b)	Revolving Lines of Credit – Various Italian Banks

At June 30, 2008, BRC had unsecured lines of credit amounting to approximately $1.6 million, based on the exchange rate at June 30, 2008, with no outstanding balance. Additionally, BRC has commercial credit facilities secured by customer account receivables, which allow borrowings up to a maximum of $16.9 million, of which the borrowing capacity was limited to $15.0 million at June 30, 2008, with no outstanding balance. Interest rates for the unsecured lines of credit and the secured commercial credit facilities were three-month EURIBOR plus 4% and 1%, respectively, which were 8.9% and 5.9% at June 30, 2008, respectively. Both the unsecured lines of credit and secured commercial credit facilities are callable on demand.

(c)	Term Loan – Unicredit Banca Medio Credito S.p.A.

On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004 (see (h) below). The payment terms are such that MTM will pay approximately $0.8 million on a quarterly basis throughout the term of the loan and interest based on three-month EURIBOR plus 1% per annum, which was 5.9% at June 30, 2008. At June 30, 2008 and December 31, 2007, the amount outstanding was $4.7 million and $5.9 million, respectively. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80 and MTM is not allowed to remit dividends based on income for the years 2004 and 2005 during the term of the term loan agreement. In addition, MTM is required to maintain net assets of at least $31.6 million based on the exchange rate on June 30, 2008. At June 30, 2008, MTM was in compliance with these covenants.

(d)	Term Loan – Intesa SanPaolo

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy in which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli, S.r.L., which was completed on July 2, 2007 for approximately $8.5 million (see Note 3). The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 5.5% at June 30, 2008. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA of less than 1.25 to maintain this rate. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 6.3% at June 30, 2008.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008

(Unaudited)

At June 30, 2008 and December 31, 2007, the amount outstanding was $7.2 million and $7.4 million, respectively.

(e)	Term Loan – Italian Ministry of Industry

In 2002, BRC entered into an unsecured term loan agreement with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment. The loan is repayable in annual installments through 2011 at a subsidized rate of 2.0%. At June 30, 2008 and December 31, 2007, approximately $0.6 million was owed under this agreement for both periods.

(f)	Other Loans

The Company’s subsidiary in the Netherlands has a $3.6 million credit facility, based on the exchange rate on June 30, 2008 to the euro, with Fortis Bank. The credit facility is based on accounts receivable and inventory pledged by the operations in the Netherlands and is a daily revocable credit facility. The interest rate is variable and at June 30, 2008 was 5.6%. At June 30, 2008 and December 31, 2007, there was no outstanding balance under this credit facility.

In June 2007 and June 2008, the Company financed, through a third-party lender, certain insurance policies for a total of approximately $0.6 million during each period, which are payable within a year from the date of financing. At June 30, 2008 and December 31, 2007, the balance of these outstanding loans totaled approximately $0.6 million and $0.3 million, respectively, bearing interest at annual rates of 4.2% at June 30, 2008 and 6.5% at December 31, 2007.

In February 2007, the Company financed, through a third party lender, software license and support for a total of $0.2 million, which is payable within two years from the date of financing. At June 30, 2008 and December 31, 2007, the outstanding balance of this loan was $48,000 and $0.1 million, respectively, bearing interest at an annual rate of 7.3%.

(g)	Capital Leases

Capital leases consist of equipment leases for IMPCO U.S. and IMPCO Australia.

(h)	Term Loan—MTM S.r.L

On December 23, 2004, the Company entered into the MTM Loan. This loan and the interest on it have been elminated in the accompanying condensed consolidated financial statements. The loan carries a rate equal to 1.5% above three-month EURIBOR per annum, which was 6.4% at June 30, 2008 and 6.2% at December 31, 2007, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM Loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. The Company must make four quarterly payments of $1.0 million each in 2008 and $1.2 million each in the 2009, with any remaining unpaid principal and interest to be repaid upon maturity at the end of 2009.

At June 30, 2008 and December 31, 2007, the amounts owed under the MTM Loan were $12.6 million and $14.4 million, respectively. The amount outstanding on the MTM Loan as of August 1, 2008 was $11.6 million. The quarterly payments aggregating $1.8 million for the fourth quarter of 2007 and the first quarter of 2008 were paid on April 10, 2008. The quarterly payment of $1.0 million for the second quarter of 2008 was paid on July 17, 2008. The Company was in compliance with the covenants in the MTM Loan at June 30, 2008.

The MTM Loan provides for automatic acceleration of all amounts owing in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as the Company’s Chief Executive Officer or a material breach of his employment agreement. The MTM Loan also provides for acceleration of all amounts owing upon notice from MTM in case of any other default under the loan. The MTM Loan contains restrictive covenants limiting the Company’s ability to terminate Mariano Costamagna as its Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, as well as restrictions on purchasing, retiring or redeeming the Company’s capital stock. In addition, the MTM Loan contains restrictive covenants limiting IMPCO U.S. from incurring additional debt obligations (other than unsecured trade credit and capital leases), from merging, consolidating or selling its assets and from making capital expenditures in excess of $3.0 million in any fiscal year.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008

(Unaudited)

If the Company is unable to obtain additional or replacement financing or draw dividends from its subsidiaries, IMPCO U.S. expects that it will not be able to pay the quarterly payments due under the MTM Loan in future quarters. If IMPCO U.S. were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM Loan causing it to become due in full and/or pursue the personal guarantee by the Messrs. Costamagna. Messrs Costamagna have jointly and severally guaranteed IMPCO’s performance under the MTM Loan because of certain requirements arising under Italian law. In return for their guarantees, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO U.S. fails to perform the terms of the MTM Loan and Messrs. Costamagna are required to fulfill their guarantees, they may require the Company to reimburse them for their payments as guarantors, or they may take possession of the Company’s equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, the Company would lose its rights in the net assets and operations of BRC. This would have a material adverse effect upon the Company’s earnings and its financial position. Total assets and net assets for BRC operations at June 30, 2008 were $247.4 million and $133.9 million, respectively. For the six months ended June 30, 2008, revenue and operating income for BRC were $131.4 million and $26.7 million, respectively. Total assets and net assets for BRC operations at December 31, 2007 were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenue and operating income for BRC were $138.8 million and $16.6 million, respectively.

In order to avoid defaulting on the MTM Loan, the Company has had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments on the MTM Loan. On December 28, 2007, the board of directors of MTM passed a resolution approving a deferral of the December 31, 2007 principal repayment due of $0.8 million on the MTM Loan to March 31, 2008, which IMPCO paid on April 10, 2008. The December 31, 2007 interest payment of $0.2 million was paid in January 2008. As of June 30, 2008, IMPCO U.S. owed MTM an additional $2.8 million in short-term debt that was due March 31, 2008. IMPCO U.S. repaid this amount in full on July 17, 2008.

The MTM Loan will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. MTM records the foreign exchange effect of carrying the MTM Loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan is being eliminated for financial reporting purposes. The short-term debt between IMPCO U.S. and MTM was settled in euros. IMPCO U.S. records the foreign exchange effect of carrying the short-term debt with MTM on its books even though this loan is being eliminated for financial reporting purposes. For the six months ended June 30, 2008 and 2007, the Company recognized a foreign exchange loss of approximately $1.2 million and $0.4 million, respectively, in other expense in connection with the MTM Loan and short-term debt between IMPCO U.S. and MTM.

(i)	Derivative Financial Instruments

In the past, the Company has used derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. As of June 30, 2008, there are no outstanding derivative contracts. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

On January 5, 2005, the Company’s then 50% owned affiliate, BRC, initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the MTM Loan. This hedging agreement was not designed to effectively and fully hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the consolidated financial results either favorably or unfavorably. The Company concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As of December 31, 2007, the Company had one remaining contract outstanding under this agreement that matured on January 3, 2008. Upon maturity, the Company recognized a realized gain on the condensed consolidated statement of operations as part of other expense of $0.1 million during the six months ended June 30, 2008, which approximated the recorded fair value of the derivative at December 31, 2007. For the six months ended June 30, 2007, the Company recognized approximately $54,000 in gains, which were classified on the condensed consolidated statements of operations as part of other expense. At June 30, 2008, the Company did not have any foreign exchange forward contracts. As of December 31, 2007, the Company recorded an asset of $0.1 million based on the fair value of this derivative.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008

(Unaudited)

5.	Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$4,608	$395	$10,834	$1,413

Denominator:
Denominator for basic earnings per share - weighted average number of shares	15,611,190	15,405,537	15,565,358	15,328,911
Effect of dilutive securities:
Employee stock options	107,351	133,200	85,346	178,347
Warrants	8,823	50,551	22,188	54,568
Unvested restricted stock	22,442	12,077	19,526	7,508

Dilutive potential common shares	15,749,806	15,601,365	15,692,418	15,569,334

Net income per share:
Basic	$0.30	$0.03	$0.70	$0.09

Diluted	$0.29	$0.03	$0.69	$0.09

For the three months ended June 30, 2008 and 2007, options to purchase approximately 11,700 shares and 1,700 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the effect would be anti-dilutive.

For the six months ended June 30, 2008 and 2007, options to purchase approximately 16,100 shares and 1,700 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the effect would be anti-dilutive.

For the three and six months ended June 30, 2008 no warrants to purchase the Company’s common stock were excluded from the computation of diluted net income per share as all warrants outstanding were dilutive.

6.	Comprehensive Income

The components of unaudited comprehensive income for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$4,608	$395	$10,834	$1,413
Foreign currency translation adjustment	1,225	2,085	10,369	3,498

Comprehensive income	$5,833	$2,480	$21,203	$4,911

7.	Business Segment Information

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

JUNE 30, 2008

(Unaudited)

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

Financial information by business segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2008	2007	2008	2007
IMPCO Operations	$30,956	$33,533	$61,512	$63,744
BRC Operations	67,328	32,019	131,372	56,641

Total	$98,284	$65,552	$192,884	$120,385

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income (Loss):	2008	2007	2008	2007
IMPCO Operations	$(1,290)	$4,202	$1,385	$7,424
BRC Operations	13,727	2,241	26,663	4,836
Corporate Expenses (1)	(2,223)	(3,344)	(4,442)	(5,397)

Total	$10,214	$3,099	$23,606	$6,863

(1)	Represents corporate expense not allocated to either of the business segments.

	June 30, 2008	December 31, 2007
Total Assets
IMPCO Operations (including corporate)	$55,216	$59,607
BRC Operations	247,392	187,763

Total	$302,608	$247,370

8.	Income Taxes

During the six months ended June 30, 2008, the Company recognized approximately $10.4 million of income tax provision for its foreign operations representing a 41% effective tax rate. The Company recognized approximately $0.1 million of income tax expense for its U.S. operations which primarily relates to an increase in deferred tax liabilities due to the amortization of goodwill for income tax purposes that is not offset against the deferred tax asset in the determination of the required valuation allowance, as well as state taxes due. The Company determined that the likelihood of recoverability of the net domestic deferred tax assets were less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes, therefore, all domestic deferred tax assets have been fully reserved.

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

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008

(Unaudited)

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. As of December 31, 2007, the Company had approximately $6.1 of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the quarter ended June 30, 2008. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

9.	Stockholders’ Equity

The following table summarizes the changes in shareholder’s equity for the six month period ending June 30, 2008 (in thousands, except for share amounts):

	Common Stock		Additional Paid-In	Shares Held	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	in Treasury	Earnings	Income (Loss)	Equity
Balance, December 31, 2007	15,499,115	$15	$216,483	$(432)	$(102,696)	$21,683	$135,053
Net income	—	—	—	—	10,834	—	10,834
Foreign currency translation adjustment	—	—	—	—	—	10,369	10,369
Issuance of common stock upon exercise of stock options and warrants, net of 9,223 shares withheld for cashless exercise	170,004	1	2,240	(774)	—	—	1,467
Stock-based compensation	—	—	120	—	—	—	120
Issuance and vesting of restricted stock, net of shares withheld for employee tax	8,127	—	170	(54)	—	—	116
Treasury shares acquired	(83)	—	—	(1)	—	—	(1)
Shares held in trust for deferred compensation plan, at cost	—	—	—	(18)	—	—	(18)

Balance, June 30, 2008	15,677,163	$16	$219,013	$(1,279)	$(91,862)	$32,052	$157,940

Stock Options

During the six months ended June 30, 2008, 105,301 shares from the exercise of stock options were issued at an average exercise price of $11.24 with proceeds to the Company of approximately $1.2 million.

Warrants

During the six months ended June 30, 2008, 57,500 warrants were exercised at an average exercise price of $4.92 with proceeds to the Company of $0.3 million. In addition, 16,426 warrants were exercised at an exercise price of $14.44 with 7,203 shares of common stock issued from the exercise of warrants and 9,223 vested warrant shares were tendered for the exercise price in lieu of cash and subsequently recorded as shares held in treasury. As of June 30, 2008, 6,426 shares of common stock were issuable upon exercise of warrants outstanding as of that date at a weighted average exercise price of $14.44.

Shares Held in Treasury

The Company matches employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market. These shares are carried at cost and classified as a deduction of equity. As of June 30, 2008 and December 31, 2007, the Company had on the participants’ behalf 16,624 and 15,390 shares recorded as held in treasury, respectively, with a value of approximately $0.2 million for both periods, due to the deferred compensation plan.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008

(Unaudited)

As of June 30, 2008, the Company also had 72,785 shares held in treasury with a value of approximately $1.1 million, of which 11,928 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised, 166 shares came from the repurchase of common stock, 56,007 shares came from the surrender of shares tendered for the exercise price in lieu of cash for the exercise of warrants, and 4,684 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock in May 2007 and May 2008 under the 2006 Incentive Bonus Plan. At December 31, 2007, the Company had 13,683 shares held in treasury with a value of approximately $0.2 million, of which 11,928 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised, 83 shares came from the repurchase of common stock, and 1,672 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with restricted stock issued and vested in May 2007 under the 2006 Incentive Bonus Plan.

10.	Share-Based Compensation

The Company has ten stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options under the plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Of the ten stock option plans, three have expired and shares can no longer be granted under the plans although shares outstanding under the plans can be exercised until they expire or are cancelled. The Company does not intend to grant any additional options available for future grant under any stock option plans. Under the Company’s 2006 Incentive Bonus Plan, up to 400,000 shares in restricted stock awards may be issued in addition to cash awards.

The Company recorded a $0.2 million expense for the six months ended June 30, 2008 of which $120,000 related to vesting of previously granted stock options and $71,000 related to restricted stock awards. For the six months ended June 30, 2007, the Company recorded a $38,000 expense of which $20,000 related to stock option grants and $18,000 related to restricted stock. Share-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$15	$22	$27	$38
Research and development expense	19	25	37	62
Selling, general and administrative expense	72	99	127	(62)

	$106	$146	$191	$38

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in the six months ended June 30, 2008 and 2007 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

Share-Based Compensation Activity - Stock Options

The following table displays stock option activity including the weighted average stock option prices for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	264,726	$11.92
Exercised	(105,301)	11.24
Forfeited	(3,950)	12.71

Outstanding at June 30, 2008	155,475	12.35	4.83 yrs	$4,065

Vested and expected to vest at June 30, 2008	155,219	$12.35	4.83 yrs	$4,058

Exercisable at June 30, 2008	150,349	$12.40	4.78 yrs	$3,924

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008

(Unaudited)

The aggregate intrinsic value as of particular date is calculated as the difference between the exercise price of the underlying awards that were in-the-money and the quoted price of the Company’s common stock on that date. During the six months ended June 30, 2008 and 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1.6 million and $2.2 million, respectively, determined as of the date of option exercise.

As of June 30, 2008, there was approximately $20,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of less than a year.

There were no options granted in the six months ended June 30, 2008 or 2007.

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

Under the 2006 Incentive Bonus Plan, the compensation committee of the Company’s Board of Directors may grant bonus awards (in the form of cash, restricted stock or a combination of both) to some of the Company’s and its subsidiaries’ employees based on each division’s profitability and the attainment of individual employee’s performance goals. The restricted stock vests 25% on the date of the grant and the balance in three equal annual installments. Based on profitability of both IMPCO and BRC for 2007, some employees were provided with bonuses in May 2008 based on their individual performance in 2007. The Company paid a portion of the bonus in cash and a portion in restricted stock. The restricted stock vests 25% on the date of the grant and the balance in three equal annual installments on the first three anniversaries of the grant date. The amount related to the first 25% vesting of restricted stock on the date of grant of $0.1 million was accrued at December 31, 2007 and was reclassified to equity when the restricted stock grant was issued in May 2008. Stock-based compensation expense recorded in the six months ended June 30, 2008 was $16,000 related to the vesting of these restricted stock grants.

A summary of unvested restricted stock awards as of June 30, 2008 and changes during the six month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	16,704	$17.40
Granted	22,242	18.61
Vested	(11,140)	18.06
Forfeited	(371)	18.07

Unvested at June 30, 2008	27,435	$18.10

As of June 30, 2008, total unrecognized share-based compensation cost related to unvested restricted stock was $0.5 million which is expected to be recognized over a weighted-average period of 2.5 years.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008

(Unaudited)

11.	Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Warranty reserve:
Balance at beginning of period	$2,963	$2,227	$2,527	$2,119
Net charge to statement of operations	972	319	1,363	447
Warranties settled	(1,053)	(345)	(1,161)	(383)
Effect of foreign currency translation	2	22	155	40

Balance at end of period	$2,884	$2,223	$2,884	$2,223

12.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the condensed consolidated balance sheets at June 30, 2008 and December 31, 2007 representing related party transactions with the Company:

	June 30, 2008	December 31, 2007
Accounts Receivables:
IBMexicano (a)	$46	$40
MTE S.r.L. (b)	1	—
Jehin Engineering Company, Ltd. (c)	2	—
WMTM Equipamento de Gases Ltd. (d)	—	—
MTM Hydro S.r.L. (e)	—	4

	$49	$44

Non-current Receivable:
WMTM Equipamento de Gases Ltd. (d)	$2,399	$3,450

Accounts Payable
MTE S.r.L. (b)	$4,937	$2,243
Jehin Engineering Company, Ltd. (c)	53	—
Europlast S.r.L. (f)	2,373	1,627
WMTM Equipamento de Gases Ltd. (d)	10	10
TCN S.r.L. (f)	2,973	1,989
Biemmedue S.p.A. (e)	30	27
MTM Hydro S.r.L. (e)	14	24
IMPCO/BRC Egypt (g)	2	1

	$10,392	$5,921

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.

(b)	MTE, S.r.L. is 50% owned by MTM, S.r.L., and is accounted for using the equity method.

(c)	Jehin Engineering Company, Ltd. is 13.6% owned by BRC, and is accounted for using the equity method.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008

(Unaudited)

(d)	WMTM Equipamento de Gases Ltd. (“WMTM”) is 50% owned by BRC, and is accounted for using the equity method. During 2008 and 2007, sales to WMTM were recorded on a cash basis; inventory was recorded on a consignment basis and revenue attributed to sales to WMTM was not recorded until receipt of payment. As of June 30, 2008 and December 31, 2007, amounts due on consignment sales were $3.8 million and $3.6 million, respectively, and such amounts are reflected as consigned inventory after elimination of profit of $0.7 million and $0.6 million, respectively. The non-current receivable was originally due January 31, 2007, and the maturity date was extended to January 31, 2010.

(e)	Mariano Costamagna, the Company’s Chief Executive Officer owns 100% of Imcos Due S.r.L., 100% of Biemmedue SpA. and 46% of MTM Hydro S.r.L. with his immediate family and serves on the board of directors for each company.

(f)	Mariano Costamagna, the Company’s Chief Executive Officer serves on the board of directors of and owns 40% of Europlast and 30% of TCN, along with his brother Pier Antonio Costamagna.

(g)	IMPCO/BRC Egypt is 50% owned by IMPCO, and is accounted for using the equity method.

For the six months ended June 30, 2008, the Company purchased products from MTE S.r.L., TCN S.r.L., Europlast, Biemmedue S.p.A. and MTM Hydro S.r.L. for approximately $5.7 million, $3.5 million, $2.9 million, $41,000 and $20,000, respectively. For the six months ended June 30, 2008, the Company also sold products to WMTM, Jehin Engineering Company, Ltd. (“Jehin”), Europlast, MTE S.r.L. and MTM Hydro products in the amount of approximately $0.5 million, $0.1 million, $0.1 million, $12,000 and $2,000, respectively.

For the six months ended June 30, 2007, the Company purchased products from MTE S.r.L., TCN S.r.L., Europlast, Biemmedue S.p.A. and MTM Hydro S.r.L. for approximately $1.5 million, $1.6 million, $1.0 million, $1,500 and $15,000, respectively. For the six months ended June 30, 2007, the Company also sold products to WMTM, Jehin, Europlast, MTE S.r.L. and MTM Hydro in the amount of approximately $0.8 million, $0.3 million, $0.1 million, $11,000, and $2,000 respectively.

In the first quarter of 2008, the Company acquired certain intellectual property and customer relationships from Jehin Engineering Company, Ltd for $0.2 million. The purchase price of $0.2 million included approximately $43,000 in transaction related costs.

In July 2002, BRC sold two parcels of real property located in Cherasco, Italy, including the buildings situated thereon, to IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The price and other terms of this sale reflected the fair market value for the property based upon an appraisal conducted at the time of the purchase. Subsequently, IMCOS Due leased back to BRC and MTM, under an eight-year lease, the portion of these properties that were previously occupied by those entities. The terms of this lease reflect the fair market value for the lease of such property based upon an appraisal conducted at the time of the leasing transaction. In 2005, BRC leased an additional building from IMCOS Due; in 2006, MTM leased a fourth building from IMCOS Due; and in January 2008, MTM leased a fifth building from IMCOS Due. Total lease payments to IMCOS Due during the six months ended June 30, 2008 and 2007 were approximately $0.9 million and $0.5 million, respectively.

The non-current receivable from WMTM Equipamento de Gases Ltd (“WMTM”), a 50% owned joint venture, represents a loan from BRC Brasil S.A. (“BRC Brasil”). The loan was due in full on January 31, 2007. In January 2007, the loan’s maturity date was extended to January 31, 2010. As of June 30, 2008, the total amount outstanding on the loan was $4.9 million. As a result of the loan extension, past due balances on trade payables to MTM and historical operating results, the Company evaluated the collectibility of the loan from WMTM and has impaired the loan by $2.5 million and $1.0 million as of June 30, 2008 and December 31, 2007, respectively. Due to accumulated losses, the investment in WMTM has been reduced to a zero balance and the current impairment of the loan includes the recognition of equity investment losses of approximately $0.8 million and $0.4 million as of June 30, 2008 and December 31, 2007, respectively. MTM has also provided a bank guarantee for WMTM up to $1.2 million as of June 30, 2008.

The Company accounts for sales to WMTM on a cash basis. Revenue attributed to sales to WMTM is not recorded until receipt of payment and inventory is recorded on a consignment basis. As of June 30, 2008 and December 31, 2007, the amounts billed to WMTM but not yet collected totaled $3.8 million and $3.6 million, respectively and such amounts are reflected as consigned inventory after elimination of profit of $0.7 million and $0.6 million, respectively. As of June 30, 2008 and December 31, 2007, inventory on consignment at WMTM was $3.1 million and $3.0 million, respectively.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008

(Unaudited)

The current receivables from Jehin represent inventory sales from IMPCO U.S. to Jehin. As of June 30, 2008 and December 31, 2007, the total amount of current receivables from Jehin was $2,000 and $0.2 million, respectively. Based on the aging of receivables and analysis of collectibility from Jehin, there was no reserve and a $0.2 million reserve recorded as of June 30, 2008 and December 31, 2007, respectively. During 2007, MTM changed its accounting for sales to Jehin from the full accrual basis to the cash basis based on the Jehin’s payment history. As of June 30, 2008 and December 31, 2007, the amounts billed to Jehin by MTM but not yet collected totaled $0.4 million and $0.3 million, respectively.

13.	Equity Investments

The Company’s investments in its subsidiaries are comprised exclusively of investments in the unconsolidated subsidiaries of BRC of approximately $2.8 million and $2.3 million as of June 30, 2008 and December 31, 2007, respectively. The Company’s share in the income of BRC’s unconsolidated affiliates was $0.1 million for the six months ended June 30, 2008 and $0.3 million for the six months ended June 30, 2007.

BRC uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. The condensed balance sheets for BRC’s unconsolidated affiliates as of June 30, 2008 and December 31, 2007 and the statements of operations for the three and six months ended June 30, 2008 and 2007 are presented below (in thousands):

	June 30, 2008	December 31, 2007
Current assets	$29,373	$24,907
Non-current assets	6,671	6,603

Total assets	$36,044	$31,510

Current liabilities	$10,995	$12,821
Long-term liabilities	11,282	10,458
Stockholders’ equity	13,767	8,231

Total liabilities and stockholders’ equity	$36,044	$31,510

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$7,941	$6,136	$13,323	$10,802
Cost of revenue and operating expenses	6,685	5,614	11,643	9,711

Operating income	1,256	522	1,680	1,091
Interest income, net	262	95	242	60
Other expense, net	(138)	—	(236)	—

Pre-tax income	1,380	617	1,686	1,151
Provision (benefit) for income taxes	413	(132)	521	(75)

Net income	$967	$749	$1,165	$1,226

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008

(Unaudited)

BRC’s share of earnings from its investment in unconsolidated affiliates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income, net-BRC investees	$967	$749	$1,165	$1,226
% equity interest (1)	Various	Various	Various	Various
Share in earnings	506	375	605	613
Other expense, net	(597)	(268)	(528)	(343)

Net income (loss)	$(91)	$107	$77	$270

(1)	Ranges from 13.59% to 50%.

14.	Goodwill and Intangibles

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

During the second quarter of 2008, changes in the Australian business climate indicated that the goodwill for IMPCO Australia might be impaired. As a result, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles, the Company performed an analysis and recorded an impairment charge of $3.9 million, which was included as a separate component of operating income in the quarter ended June 30, 2008. The fair value measurement/analysis for the impairment charge was prepared based on a third party fair market valuation for IMPCO Australia, a level 3 - significant unobservable input, as described by SFAS 157.

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2008 (unaudited) are as follows (in thousands):

	December 31, 2007	Additions from purchase accounting	Impairment Charges	Currency Translation	June 30, 2008
IMPCO Operations	$8,347	$97	$(3,907)	$393	$4,930
BRC Operations	38,139	—	—	2,771	40,910

	$46,486	$97	$(3,907)	$3,164	$45,840

Identified intangible assets arising from the acquisition of BRC consist of existing technology, customer relationships and trade name, and identified intangible assets arising from the acquisition of Zavoli consist of existing technology, customer relationships, trade name and non-compete agreements. In January 2008, the Company purchased technology from Jehin for $0.2 million (see Note 12). Amortization expense related to existing and purchased technology and customer relationships of $1.3 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements for the six months ended June 30, 2008 was $0.2 million and amortization expense related to trade name for the six months ended June 30, 2007 was $0.1 million. Amortization expense related to trade name and non-compete agreements is reported as a separate component of operating expense.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2008

(Unaudited)

At June 30, 2008 and December 31, 2007, intangible assets consisted of the following (in thousands):

	As of June 30, 2008			As of December 31, 2007
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	$12,196	$(5,537)	$6,659	$11,370	$(4,356)	$7,014
Purchased technology	193	(48)	145	—	—	—
Customer relationships	5,241	(1,753)	3,488	4,885	(1,269)	3,616
Tradename	2,277	(614)	1,663	2,122	(474)	1,648
Non-compete agreements	931	(186)	745	868	(87)	781

Total	$20,838	$(8,138)	$12,700	$19,245	$(6,186)	$13,059

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expenses
Six months ending December 31, 2008	$1,481
2009	2,898
2010	2,717
2011	2,632
2012	1,185
2013	584
Thereafter	1,203

Total	$12,700

15.	Concentrations

Revenue

For the six months ended June 30, 2008, one customer represented more than 10% of consolidated sales. For the six months ended June 30, 2007, no customer represented more than 10% of consolidated sales.

Accounts Receivable

At June 30, 2008, one customer represented more than 10% of accounts receivable. At December 31, 2007, no customer represented more than 10% of accounts receivable.

16.	Subsequent Events

In an effort to align the business activities within Fuel Systems, on July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC for $9.1 million, of which payment of $2.0 million has been to deferred to January 2009. Consolidated results for the Company will not be impacted, but the Company will begin reporting IMPCO Australia with its BRC operations segment beginning with the third quarter of 2008. IMPCO U.S. used a portion of the proceeds to pay the second quarter 2008 principal payment and interest due for the MTM Loan of approximately $1.2 million and to repay in full short-term loans with MTM and interest due of approximately $2.9 million.

On August 1, 2008, IMPCO BV completed a redemption of the 49% minority interest of IMPCO BV from Beru AG for approximately $6.1 million, based on the exchange rate of the euro to the US dollar on August 1, 2008. The purchase price will be allocated to the related minority interest liability. Prior to the purchase of the minority interest, IMPCO held the 51% majority interest in IMPCO BV, therefore the assets and liabilities of IMPCO BV have been included in the condensed consolidated balance sheet.

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

Revenue for the three and six months ended June 30, 2008 increased by approximately $32.7 million and $72.5 million to $98.3 million and $192.9 million, respectively, from $65.6 million and $120.4 million, respectively, for the same periods in 2007.

Net income for the three months ended June 30, 2008 was $4.6 million, or $0.29 per diluted share, as compared to net income of $0.4 million, or $0.03 per diluted share, for the same period in 2007. Net income for the six months ended June 30, 2008 was $10.8 million, or $0.69 per diluted share compared to $1.4 million or $0.09 per diluted share during the same period in the prior year.

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

The annual review performed in the fourth quarter of 2007 resulted in no impairment to goodwill. During the second quarter of 2008, changes in the Australian business climate indicated that the goodwill for IMPCO Technologies, Pty. Limited, or IMPCO Australia, the Australian subsidiary of IMPCO, might be impaired. As a result, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles, we performed an analysis and recorded an impairment charge of $3.9 million, which was included as a separate component of operating income in the quarter ended June 30, 2008. The fair value measurement/analysis for the impairment charge was prepared based on a third party fair market valuation for IMPCO Australia, a level 3—significant unobservable input, as described by SFAS No. 157, Fair Value Measurements.

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

Deferred Taxes.

Based upon the substantial net operating loss carryovers and expected future operating results, we conclude that it is more likely than not that substantially all of the deferred tax assets in the United States at June 30, 2008 may not be realized within the foreseeable future. In addition, we expect to provide a full valuation allowance on future tax benefits realized in the United States until we can sustain a level of profitability that demonstrates our ability to utilize the assets. It is not practical to determine the income tax impact in the event we repatriate undistributed foreign earnings that are considered indefinitely reinvested.

We have accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. As of June 30, 2008, residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $26.5 million of earnings of BRC (for the MTM Loan). For amounts which have been repaid to BRC for the MTM Loan, such amounts could be drawn as a dividend from BRC in the future without U.S. income tax consequences. As of June 30, 2008, approximately $0.5 million in foreign withholding taxes was accrued related to undistributed earnings not considered to be indefinitely reinvested.

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

Share-Based Compensation Expense.

We recognize share-based compensation costs in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of SFAS 123R, we recognize share-based compensation costs net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.

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

Results of Operations

The following table sets forth our revenue and operating income (in thousands):

	Revenue Three Months Ended June 30,		Revenue Six Months Ended June 30,
	2008	2007	2008	2007
IMPCO Operations	$30,956	$33,533	$61,512	$63,744
BRC Operations	67,328	32,019	131,372	56,641

Total	$98,284	$65,552	$192,884	$120,385

	Operating Income Three Months Ended June 30,		Operating Income Six Months Ended June 30,
	2008	2007	2008	2007
IMPCO Operations	$(1,290)	$4,202	$1,385	$7,424
BRC Operations	13,727	2,241	26,663	4,836
Corporate Expenses (1)	(2,223)	(3,344)	(4,442)	(5,397)

Total	$10,214	$3,099	$23,606	$6,863

(1)	Represents corporate expense not allocated to either of the business segments.

For the quarter ended June 30, 2008, revenue increased approximately $32.7 million, or 49.9%, to $98.3 million from $65.6 million for the three months ended June 30, 2007. The increase in revenue for the second quarter of 2008 as compared to the second quarter of 2007 was due primarily to an increase in revenue from BRC operations of $35.3 million, partially offset by a decrease in revenue from IMPCO operations of $2.6 million. For the six months ended June 30, 2008, revenue increased approximately $72.5 million, or 60.2%, to $192.9 million from $120.4 million for the six months ended June 30, 2007. The increase in revenue for the six months ended June 30, 2008 is primarily due to an increase in revenue from BRC operations of $74.7 million, partially offset by a decrease of $2.2 million in revenue from our IMPCO operations.

For the quarter ended June 30, 2008, operating income increased approximately $7.1 million or 229.6% to $10.2 million from $3.1 million for the three months ended June 30, 2007. The increase in operating income for the quarter ended June 30, 2008 was primarily composed of a decrease in corporate expenses of $1.1 million, plus an increase in operating income from BRC operations of $11.5 million, partially offset by a decrease in IMPCO operations operating income of $5.5 million. For the six months ended June 30, 2008, operating income increased approximately $16.7 million, or 244.0%, to $23.6 million from $6.9 million for the six months ended June 30, 2007. The increase in operating income for the six months ended June 30, 2008 was composed of a decrease in corporate expenses of $0.9 million, plus an increase in operating income from BRC operations of $21.8 million, partially offset by a decrease in IMPCO operations operating income of $6.0 million.

IMPCO Operations. For the three months ended June 30, 2008, revenue for IMPCO operations decreased by approximately $2.6 million, or 7.7%, as compared to the same period in the prior year. For the six months ended June 30, 2008, revenue decreased by approximately $2.2 million, or 3.5%, as compared to the same period in the prior year. The decrease in revenue during the second quarter of 2008 and the first half of 2008 was due primarily to a decrease in demand in the industrial market caused by reduced spending by original equipment manufacturers as a result of uncertainties associated with the U.S. economy.

For the three months ended June 30, 2008, the operating loss for IMPCO operations was $1.3 million, or (4.2)% of revenue, compared to operating income of $4.2 million or 12.5% of revenue, for the same period in 2007. For the six months ended June 30, 2008, operating income was $1.4 million, or 2.3% of revenue, compared to $7.4 million or 11.6% of revenue for the same period in 2007. The decrease in operating income is due to a goodwill impairment charge of $3.9 million due to the changes in the business climate for IMPCO Australia, as well as a decrease in gross profit. The decrease in gross profit is a result of a decrease in revenue combined with an erosion in gross margins due to decreased demand in the industrial market.

BRC Operations. For the three months ended June 30, 2008, revenue for BRC operations increased by approximately $35.3 million, or 110.3%, as compared to the same period in the prior year. For the six months ended June 30, 2008, revenue increased by approximately $74.7 million, or 131.9%, as compared to the same period in the prior year. The increase in revenue in 2008 was due to growth in sales of aftermarket conversion kits in the transportation market, driven by increases in gasoline prices which have oriented automotive manufacturers to promote gaseous fuel equipment, as well as due to an increase in sales for post production OEM conversions and sales of kits. In addition, for the three and six months ended June 30, 2008, BRC’s revenue includes approximately $10.9 million and $18.3 million, respectively, from Zavoli, which we acquired on July 2, 2007, and an increase of approximately $5.1 million and $8.8 million, respectively, from the strengthening of the euro compared to the dollar for 2008 when compared to the same period in 2007.

For the three months ended June 30, 2008, operating income for BRC operations was $13.7 million, or 20.4% of revenue, compared to $2.2 million or 7.0% of revenue for the same period of 2007. For the six months ended June 30, 2008, operating income was $26.7 million, or 20.3% of revenue, compared to $4.8 million, or 8.5% of revenue, for the same period in 2007. The increase in operating income of 512.5% and 451.3% for the three and six months, respectively, was primarily due to an increase in revenue combined with an improvement in our gross margin. The improvement in our gross margin was primarily due to the change in the mix of sales between post production OEM conversions and aftermarket kits with a more than 50% increase in unit volume output from post production OEM conversions in 2008 compared to 2007. The contribution to operating income from our acquisition of Zavoli in July 2007 was $2.0 million and $3.5 million for the three and six months ended June 30, 2008, respectively. These increases were partially offset by an increase in operating expenses of $3.3 million and $7.1 million for the three and six months ended June 30, 2008, respectively, compared to the year earlier period. The increase in operating expenses is primarily attributed to additional expenses incurred to support the increase in revenue, the strengthening of the euro against the dollar, as well as to an increase of $0.8 million and $1.1 million in the reserve for the loan from BRC’s 50% joint venture, WMTM, for the three and six months ended June 30, 2008, respectively.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses for the three and six months ended June 30, 2008 were $2.2 million and $4.4 million, respectively, a decrease of $1.1 million and $1.0 million from the same periods of 2007, respectively. Corporate expenses decreased primarily because of high costs incurred in connection with our voluntary stock option investigation in 2007, partially offset by $0.3 million of severance costs recorded in the second quarter of 2008 for our former chief financial officer.

Other Expense, Net. Other expense, net is primarily composed of unrealized foreign exchange gains and losses between the U.S. dollar and the euro with respect to “marking to market” of the intercompany MTM Loan balance, short-term MTM loan balances and the gains and losses with respect to the fair value determination of the related foreign exchange hedging agreement since the agreement did not qualify for hedge accounting. For the three months ended June 30, 2008 and 2007, we recognized approximately $25,000 and $0.4 million, respectively, in losses on foreign exchange in connection with the MTM Loan between the U.S. dollar and the euro offset by a gain on the foreign currency agreement of approximately $24,000 in the three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, we recognized approximately $1.2 million and $0.4 million, respectively, in losses on foreign exchange in connection with the MTM Loan and short-term MTM loans between the U.S. dollar and the euro, offset by a gain on the foreign currency agreement of approximately $0.1 million and $54,000 in the six months ended June 30, 2008 and 2007, respectively.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Interest Expense, Net. Net interest expense for the three and six months ended June 30, 2008 was approximately $0.2 million and $0.4 million, compared to net interest expense of approximately $0.2 million and $0.5 million for the corresponding period in 2007.

Income (Loss) in Unconsolidated Affiliates. For the three and six months ended June 30, 2008, we recognized $(0.1) million and $0.1 million, respectively, of our share in the (loss) income of BRC’s unconsolidated affiliates. We recognized losses of $0.4 million and $0.5 million for the three and six months ended June 30, 2008 related to BRC’s 50% joint venture, WMTM, which were recorded to the reserve for the loan from WMTM. For the three and six months ended June 30, 2007, we recognized $0.1 million and $0.3 million, respectively, for our share in the income of BRC’s unconsolidated affiliates.

Provision for Income Taxes. Income tax expense for the three months ended June 30, 2008 was approximately $5.0 million for our foreign operations representing an effective tax rate of 42%. Income tax expense for the six months ended June 30, 2008 was approximately $10.3 million for our foreign operations representing an effective tax rate of 41%. We recorded an income tax benefit of approximately $0.1 million for our IMPCO operations for the three months ended June 30, 2008 as a result of the true up of effective tax rate due to changes in full year estimates and projections in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 18, Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28. We recognized approximately $0.1 million of income tax provision for the six month ended June 30, 2008 for our IMPCO operations which primarily relates to an increase in deferred tax liabilities due to the amortization of goodwill for income tax purposes that is not offset against the deferred tax asset in the determination of the required valuation allowance, as well as state taxes due. We determined that the likelihood of recoverability of the net U.S. deferred tax assets were less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes, therefore, a full valuation allowance has been provided for all U.S. deferred tax assets. We expect to reduce the valuation allowance if we are profitable or provide a full valuation allowance on future tax benefits realized in the United States if we have additional losses until we can sustain a level of profitability that demonstrates our ability to utilize the assets. We will continue to evaluate the recoverability of the deferred tax assets each quarter.

Liquidity and Capital Resources

Our ongoing operations are funded by cash generated from operations and debt financings. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At June 30, 2008, our cash and cash equivalents totaled approximately $43.6 million, an increase of $16.8 million from the $26.8 million of cash and cash equivalents at December 31, 2007.

Credit Agreements and Other Loans

We currently are party to several significant credit agreements:

MTM Loan. Our first significant credit agreement is the MTM Loan pursuant to which IMPCO borrowed approximately $22.0 million from MTM on December 23, 2004. The MTM Loan and the interest on it have been eliminated in the accompanying consolidated financial statements. The MTM Loan carries an interest rate equal to 1.5% above three-month EURIBOR per annum, which was at 6.4% at June 30, 2008, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM Loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. We must make four quarterly payments to MTM of $1.0 million each in 2008 and $1.2 million each in 2009, with any remaining unpaid principal and interest to be repaid upon maturity at the end of 2009.

At June 30, 2008 and 2007, IMPCO owed were approximately $12.6 million and $14.4 million, respectively, under the MTM Loan. We were in compliance with the covenants in the MTM Loan as of June 30, 2008. IMPCO U.S. paid the first quarter payment on April 10, 2008 and the second quarter payment on July 17, 2008. The amount outstanding on the MTM Loan as of August 1, 2008 was $11.6 million.

The MTM Loan provides for automatic acceleration of all amounts owing in case of a default due to nonpayment for more than 15 days after the date due or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The MTM Loan also provides for acceleration all amounts owing upon notice from MTM in case of any other default under the loan. The MTM Loan contains restrictive covenants limiting the Company’s ability to terminate Mariano Costamagna as its Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, as well as restrictions on purchasing, retiring or redeeming the Company’s capital stock. In addition, the MTM Loan contains restrictive covenants limiting IMPCO U.S. from incurring additional debt obligations (other than unsecured trade credit and capital leases), from merging, consolidating or selling its assets and from making capital expenditures in excess of $3.0 million in any fiscal year.

If we are unable to obtain additional or replacement financing or draw dividends from our subsidiaries, we anticipate that we will not be able to pay the quarterly payments due under the MTM Loan in future quarters. If IMPCO U.S. were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM Loan causing it to become due in full and/or pursue the personal guarantee by Messrs. Costamagna, who have jointly and severally guaranteed IMPCO’s performance under the MTM Loan because of certain requirements arising under Italian law. In return for their guarantees, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO U.S. fails to perform the terms of the MTM Loan and Messrs. Costamagna are required to fulfill their guarantees, they may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights in the net assets and operations of BRC. This would have a material adverse effect upon our earnings and our financial position. Total assets and net assets for BRC operations at June 30, 2008 were $247.4 million and $133.9 million, respectively. For the six months ended June 30, 2008, revenue and operating income for BRC were $131.4 million and $26.7 million, respectively. Total assets and net assets for BRC operations at December 31, 2007 were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenue and operating income for BRC were $138.8 million and $16.6 million, respectively.

In order to avoid defaulting on the MTM Loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments on the MTM Loan. On December 28, 2007, the board of directors of MTM passed a resolution approving a deferral of the December 31, 2007 principal payment due of $0.8 million on the MTM Loan to March 31, 2008, which IMPCO paid on April 10, 2008. The December 31, 2007 interest payment of $0.2 million was paid in January 2008. As of June 30, 2008, IMPCO U.S. owed MTM an additional $2.8 million in short-term debt that was due and related interest of approximately $0.1 million. IMPCO U.S. repaid this amount in full on July 17, 2008.

MTM Borrowings. On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million lent to IMPCO in the MTM Loan. The payment terms are such that MTM will pay $0.8 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR plus 1% per annum, which was 5.9% at June 30, 2008. At June 30, 2008, the amount outstanding was $4.7 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80. In addition, MTM is required to maintain net assets of at least $31.6 million based on the euro to dollar exchange rate of 1 to 1.5799 on June 30, 2008. At June 30, 2008, MTM was in compliance with these covenants.

BRC Borrowings. On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy in which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli, S.r.L. which was completed on July 2, 2007 for approximately $8.5 million. The payment terms on this loan require BRC to pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 5.5% at June 30, 2008. At June 30, 2008, the amount outstanding was $7.2 million. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA of less than 1.25 to maintain this rate. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 6.3% at June 30, 2008.

BRC Credit Agreements. BRC is also party to two credit agreements. In 2002, BRC entered into an unsecured term loan agreement with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment. The loan is repayable in annual installments through 2011 and bears interest at the subsidized rate of 2.0%. At June 30, 2008, approximately $0.6 million was owed under the loan.

At June 30, 2008, BRC had unsecured lines of credit amounting to approximately $1.6 million, based on the exchange rate at June 30, 2008, with no outstanding balance on any of them. Additionally, BRC has commercial credit facilities secured by customer account receivables which allow borrowings up to a maximum of $16.9 million, of which the borrowing capacity was limited to $15.0 million at June 30, 2008. These credit facilities had no outstanding balance at June 30, 2008. Interest rates at June 30, 2008 for the unsecured lines of credit and the secured commercial credit facilities were three-month EURIBOR plus 4% and 1%, respectively, which were 8.9% and 5.9%, respectively. Both the unsecured lines of credit and secured commercial credit facilities are callable on demand.

Other Borrowings. In addition, our subsidiary in the Netherlands has a $3.6 million credit facility, based on the exchange rate at June 30, 2008 to the euro, with Fortis Bank. The credit facility is based on accounts receivables and inventory pledged by our operations in the Netherlands and is a daily revocable credit facility. The interest rate is variable and at June 30, 2008 was 5.6% per annum. At June 30, 2008, there was no outstanding balance under this credit facility.

Liquidity Ratios

Our ratio of current assets to current liabilities was 1.8:1.0 at both June 30, 2008 and December 31, 2007. At June 30, 2008, our total working capital had increased by $20.6 million to $91.2 million from $70.6 million at December 31, 2007. This increase is primarily due to the following: (1) an increase of $13.6 million in net receivables primarily in BRC operations as a result of increased revenue; (2) an increase of $18.9 million in net inventories, primarily in our BRC operations; and (3) an increase of $16.9 million in cash and cash equivalents and $2.7 million in other current assets, which all were partially offset by an increase of $0.2 million in deferred tax liabilities, $14.4 million in accrued expenses and an increase of $16.9 million in accounts payable. The increases in accrued expenses and accounts payable are primarily in our BRC operations as a result of costs associated with increased revenue.

Cash Flows

Net cash provided by operating activities during the six months ended June 30, 2008, was $25.3 million compared to $13.5 million for the same period in 2007. Cash flows provided by operating activities in the first half of 2008 consisted of net income of $10.8 million adjusted for non-cash charges for depreciation and amortization expenses of $4.6 million, which included $1.5 million in amortization of intangible assets acquired and $0.5 million in depreciation of the step-up in fair value of Zavoli’s and BRC’s assets. Cash flows provided by operating activities for the same period in 2007 consisted of net income of $1.4 million adjusted for non-cash charges for depreciation and amortization expenses of $3.5 million, which included $1.0 million in amortization of intangible assets acquired and $0.4 million in depreciation of the step-up in fair value of BRC’s assets.

During the six months ended June 30, 2008, other non-cash charges that impacted net cash provided by operating activities consisted of unrealized loss on foreign exchange transactions of $1.1 million, provision for inventory reserve of $1.0 million, and goodwill impairment loss of $3.9 million. These were partially offset by $0.1 million of our share in the income of unconsolidated affiliates. During the six months ended June 30, 2007, other non-cash charges that impacted net cash provided by operating activities related to provision for inventory reserve of $0.2 million, provision for doubtful accounts of $0.7 million and the minority interest in income of consolidated affiliates of $0.9 million. These were partially offset by $0.3 million in our share in the income of unconsolidated affiliates.

During the six months ended June 30, 2008, changes in working capital that affected operating cash flows were a $10.4 million increase in accounts receivable and a $15.2 million increase in inventory, partially offset by $12.8 million increase in accrued expenses and a $13.5 million increase in accounts payable. During the six months ended June 30, 2007, changes in working capital that affected operating cash flows were a $6.7 million increase in accounts receivable, partially offset by a $4.5 million increase in accounts payable and $4.6 million increase in accrued expenses.

Net cash used in investing activities was $5.4 million for the six months ended June 30, 2008, compared to $2.8 million during the same period in 2007. Net cash used in investing activities primarily consists of $5.0 million in capital expenditures, $0.2 million purchase of a minority interest of a consolidated subsidiary of IMPCO Australia and $0.2 million for technology purchased in the six months ended June 30, 2008.

Net cash used in financing activities during the six months ended June 30, 2008 was $5.1 million which was primarily due to $3.3 million payment of revolving line of credit and payments of $2.0 million on BRC and MTM’s term loans, partially offset by $1.5 million proceeds from the exercise of stock options and warrants. Net cash provided by financing activities during the six months ended June 30, 2007 was $5.3 million which was primarily a result of $6.7 million proceeds from BRC’s term loan to be used for the acquisition of Zavoli.

Our existing capital resources together with cash flows from operating activities are sufficient to fund our worldwide operations for the next 12 months. However, there are differences in the liquidity and cash flow needs of our two operating segments, BRC operations and IMPCO operations. Our existing capital resources together with cash flows from operating activities are sufficient to fund BRC for the next 12 months. In addition, with respect to IMPCO, our existing capital resources together with cash flows from operating activities are sufficient to fund our international operations of IMPCO for the next 12 months. However, the U.S. operations of IMPCO, or IMPCO U.S., bears the majority of our corporate expenses and has significant debt service requirements under the intercompany MTM Loan. While IMPCO U.S.’s existing capital resources together with cash flows from operating activities are sufficient to fund operations for the next 12 months, IMPCO U.S. anticipates it will not have sufficient resources to make its debt service payments under the MTM Loan. If IMPCO U.S. is unable to obtain additional or replacement financing for the MTM Loan, draw dividends from its subsidiaries or obtain additional investments from Fuel Systems through additional financing activities or dividends from BRC, IMPCO U.S. will not be able to pay the quarterly payments due under the MTM Loan.

The amount outstanding on the MTM Loan as of August 1, 2008 was $11.6 million. The MTM Loan has significant debt service requirements, which include quarterly payments of $1.0 million during 2008 of which IMPCO U.S. paid the first quarter payment on April 10, 2008 and the second quarter payment on July 17, 2008.

If IMPCO U.S. were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM Loan causing it to become due in full and/or pursue the personal guarantee by Messrs. Costamagna, who have jointly and severally guaranteed IMPCO’s performance under the intercompany MTM Loan because of certain requirements arising under Italian law. In return for their guarantees, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO U.S. fails to perform the terms of the MTM Loan and Messrs. Costamagna are required to fulfill their guarantees, they may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights in the net assets and operations of BRC. This would have a material adverse effect upon our earnings and our financial position. Total assets and net assets for BRC operations at June 30, 2008 were $247.4 million and $133.9 million, respectively. For the six months ended June 30, 2008, revenue and operating income for BRC were $131.4 million and $26.7 million, respectively. Total assets and net assets for BRC operations at December 31, 2007 were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenue and operating income for BRC were $138.8 million and $16.6 million, respectively.

IMPCO U.S. has historically depended on borrowings under our LaSalle senior credit facility to fund our liquidity and capital needs. The LaSalle senior credit facility expired on June 30, 2008, as scheduled, and IMPCO U.S. repaid the balance due on the credit facility prior to that date. We have not yet and may not be able obtain a replacement credit facility from another lender. Without considering the debt service requirements of the MTM Loan, based on IMPCO U.S.’s current liquidity and capital needs, IMPCO U.S. expects to be able to continue to fund its liquidity and capital needs using cash flows from operations.

In order to avoid defaulting on the MTM Loan, we have had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments on the MTM Loan. On December 28, 2007, the board of directors of MTM passed a resolution approving a deferral of the December 31, 2007 principal payment due of $0.8 million on the MTM Loan to March 31, 2008 which was paid on April 10, 2008. The December 31, 2007 interest payment of $0.2 million was paid in January 2008. As of June 30, 2008, IMPCO U.S. owed MTM an additional $2.8 million in short-term debt that was due March 31, 2008. IMPCO U.S. repaid this amount in full on July 17, 2008.

On July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC for $9.1 million, of which payment of $2.0 million has been to deferred to January 2009. IMPCO U.S. used a portion of the proceeds to pay the second quarter 2008 principal payment and interest due for the MTM Loan of approximately $1.2 million and to repay in full short-term loans with MTM and interest due of approximately $2.9 million.

For periods beyond 12 months, IMPCO U.S. may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of our technologies and products. However, we offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all. Notwithstanding our cash flow issues at IMPCO U.S., as oil prices continue to rise and emissions concerns increase, we intend to pursue attractive potential acquisitions and other long-term opportunities that relate to our existing business or complimentary businesses. We anticipate that we would fund these ventures with cash from our BRC operations or with funds from future debt or equity financings.

Our cash requirements may vary materially from those now planned because of fluctuations in our sales volumes or margins or because of other factors identified in Part II, Item 1A. “Risk Factors” contained in this Quarterly Report and in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial position and results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements.

Derivative Financial Instruments

In the past, we have used derivative financial instruments in the ordinary course of business for the purpose of reducing our exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. We are not a party to leveraged derivatives and do not hold or issue financial instruments for speculative purposes.

On January 5, 2005, our then 50% owned affiliate, BRC initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the MTM Loan. This hedging agreement was not designed to effectively and fully hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging

Activities, as amended. At December 31, 2007, we had one remaining contract outstanding under this agreement that matured on January 3, 2008. Upon maturity, we recognized a realized gain on the condensed consolidated statement of operations as part of other expense of $0.1 million for the six months ended June 30, 2008, which approximated the recorded fair value of the derivative at December 31, 2007. At June 30, 2008, we did not have any foreign exchange forward contracts.

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

The MTM Loan will be settled in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. MTM records the foreign exchange effect of carrying the MTM Loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the balance sheet at March 31, 2005. IMPCO U.S. records the foreign exchange effect of carrying the short-term debt with MTM on its books even though this loan is being eliminated for financial reporting purposes. For the six months ended June 30, 2008 and 2007, we recognized in our consolidated statements of operations a loss of approximately $1.2 million and $0.4 million in other expense, respectively.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact that FSP 142-3 will have on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S., or U.S. GAAP. The adoption of SFAS 162 is not expected to have a material impact on our financial position.

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

Our most significant foreign currency exposure relates to the euro. On January 5, 2005, BRC entered into foreign exchange forward contracts covering a three-year period for the purpose of hedging the foreign exchange risk between the euro and the U.S. dollar in connection with the quarterly payments made by IMPCO to BRC under the terms of the MTM Loan. This agreement was not designed to effectively and fully hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. At December 31, 2007, we had one remaining contract outstanding under this agreement that matured on January 3, 2008. Upon maturity, we recognized a realized gain on the condensed consolidated statement of operations as part of other expense of $0.1 million for the six months ended June 30, 2008, which approximated the recorded fair value of the derivative at December 31, 2007. At June 30, 2008, we did not have any foreign exchange forward contracts.

We also recognize foreign exchange gains and losses in relation to the MTM Loan, which had a carrying value of $12.6 million at June 30, 2008. BRC recognizes gains and losses on a mark-to-market basis of this loan balance on its books because the loan will be settled in U.S. dollars and BRC maintains its records in its reporting currency, the euro. Hypothetically, if the U.S. dollar were to weaken or strengthen by 10% from the spot rate of $1.5799 to the euro at June 30, 2008, BRC would record a loss or gain, respectively, on foreign exchange of $1.3 million for the three months ended June 30, 2008.

Additional information relating to our foreign currency exposures are discussed under the heading “Derivative Financial Instruments” included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Fuel Systems Solutions, Inc. and subsidiaries required to be included in our periodic SEC filings. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as more fully explained below, have identified certain control deficiencies that we have determined represent material weaknesses in our internal control over financial reporting as of June 30, 2008. Due to the identification of material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.

Material Weaknesses Reported for the Year Ended December 31, 2007

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

•

We did not maintain effective information technology, or IT, controls at BRC, including system change management, segregation of duties and backup retention policies. We have determined that these control deficiencies, in the aggregate, represent a material weakness which has not been remediated.

Implemented or Planned Remediation of Material Weaknesses

Since December 31, 2007, we have implemented or plan to implement further remedial actions to resolve our material weaknesses, specifically:

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

•

We hired a new Finance and Accounting Controller for BRC in April 2008 who demonstrates the requisite U.S. GAAP technical expertise and who reports directly to the Corporate Controller at FSS and who will hire additional suitably trained accounting professionals to join our financial staff at BRC. We will also provide supplemental training to the BRC accounting staff on the application of relevant U.S. GAAP.

•

During 2007, we hired a Director of Sarbanes-Oxley Compliance and additional audit personnel who will perform internal audit procedures of our non-U.S. subsidiaries, including an auditor headquartered at our BRC operations to be directly responsible for coordinating with BRC accounting staff to improve the control environment.

•	The corporate accounting group will continue to review and analyze the inventory valuations at quarter-end until the implemented controls are operating effectively.

•	We will update, formalize and implement the system backup retention at our BRC subsidiary operations.

•	We will implement system program change management controls including business authorization and acceptance of program changes at our BRC subsidiary operations.

•	We will segregate the IT system duties at our BRC operations.

Management believes that the review procedures performed by the FSS Corporate Controller or Corporate Assistant Controller of BRC’s quarterly financial statements, hiring of additional qualified finance and accounting personnel at BRC and the internal audit procedures of our non-U.S. subsidiaries overseen by our Director of Sarbanes-Oxley Compliance provide an appropriate remediation of the material weakness related to lack of sufficient technical expertise in U.S. GAAP; however, the controls have not yet operated effectively for a sufficient period of time to determine their operating effectiveness. Accordingly, management does not deem this material weakness to be fully remediated as of the date of the filing of this quarterly report on Form 10-Q.

Management also believes that the planned remediation procedures over system backup retention policies, program change management controls, and procedures over segregation of duties will provide an adequate remediation effort to address the effectiveness of IT controls at BRC. However, while we have an action plan to address the material weakness noted above, certain controls over the IT system are not yet implemented and therefore, such measures have not been sufficient to effectively remediate the noted weakness.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter ended June 30, 2008, except for the remediation efforts described above.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us. MTM was a defendant in a lawsuit brought by ICOM, S.r.L., filed in the local court at Milan, Italy. That lawsuit initially sought injunctive relief and damages for infringement of ICOM’s alleged exclusive rights to sell ring-style gaseous fuel tanks in Italy. The trial court initially denied the plaintiff’s motion for injunctive relief and subsequently denied the plaintiff’s damages claims. The case was appealed and the appeals court rendered a decision on May 28, 2008 to uphold the original trial court’s decision.

Item 1A.	Risk Factors

The risk factors contained in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 could materially affect our business, financial position and results of operations and you should consider them carefully. There are no material changes from the risk factors set forth in our Form 10-K other than the following risks:

Currency exchange rate fluctuations and devaluations may have a significant adverse effect on our revenues, sales and overall financial results.

For the six-month period year ended June 30, 2008, non-U.S. operations accounted for approximately 82% of our revenue. Therefore, gains and losses on the conversion of foreign payments into U.S. dollar could cause fluctuations in our results of operations, and fluctuating exchange rates could cause significantly reduced revenue and/or gross margins from non-U.S. dollar-denominated international revenue.

Also, for the six-month period year ended June 30, 2008, euro denominated revenue accounted for approximately 76% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the euro in particular could have a significant adverse affect on our financial results.

If the exchange rate between the U.S. dollar and the euro shifts significantly because of a strengthening U.S. dollar, a large portion of our revenue may be eliminated simply in the translation from euro to U.S. dollar for financial reporting purposes. We may not be able to hedge against these risks.

Some of our foreign subsidiaries have done and may continue to do business in countries subject to U.S. sanctions and embargoes, including Iran, and we have limited managerial oversight over those activities. As a result, potential investors may choose to not invest in our common stock.

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

In addition, our foreign subsidiaries’ activities in Iran could reduce demand for our stock among certain of our investors. Certain potential investors may avoid investing in our common stock for political reasons, rather than for business reasons.

We maintain a significant investment in inventory and have recently made significant investments in the expansion of our operations to meet recent increases in demand for our product without long-term contracts with customers. Any decline in our customers’ purchases could lead to a decline in our sales and profitability.

We do not have long-term contracts with many of our customers. Generally, our product sales are made on a purchase order basis, which allows our customers to reduce or discontinue their purchases. Accordingly, we cannot predict the timing, frequency or size of our customer orders. We maintain significant inventories at MTM, the majority of our transportation division, in an effort to ensure that our European transportation customers have a reliable source of supply. If we fail to anticipate the changing needs of our customers and accurately forecast our customer demands, our customers may not continue to place orders with us, and we may accumulate significant inventories of products which we will be unable to sell or return to our vendors. This may result in a significant decline in the value of our inventory.

In addition, due in part to the recent increases in gasoline prices which have oriented automotive manufacturers to promote gaseous fuel equipment and the perceived environmental benefits from alternative fuels, we have experienced a recent, significant increase in the demand for our fuel systems components and systems. To meet this increase in demand, we have recently expanded our operational capacity, including opening a new facility in Italy. We may continue to make significant investments in our business to increase our operational capacity without any guarantee or long-term commitments from our customers that they will continue to purchase our components and systems with the same timing, frequency and size. As a result, we may not recover the costs of any increased investment in our operations which could have a material, adverse effect on our financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following tables provide information on sales and purchases of our common shares outstanding made by us during the three months ended June 30, 2008. These sales and purchases were made in open-market transactions in order to provide for the Company’s obligations under our deferred compensation plan.

ISSUER SALES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Sold	Average Price Sold per Share (or Unit)	Total Number of Shares (or Units) Sold as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Sold Under the Plans or Programs
April 1-30, 2008	1,300	$13.66	n/a	n/a
May 1–31, 2008	—	—	n/a	n/a
June 1–30, 2008	—	—	n/a	n/a

Total	1,300	$13.66	n/a	n/a

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2008	2,150	$13.74	n/a	n/a
May 1–31, 2008	—	—	n/a	n/a
June 1–30, 2008	—	—	n/a	n/a

Total	2,150	$13.74	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted for the vote or approval of our security holders during the quarter ended June 30, 2008.

Item 5.	Other Information

Mariano Costamagna, our Chief Executive Officer, has informed us that some of his family members may sell up to 150,000 shares of our common stock from time to time before December 31, 2008. Mr. Costamagna’s family currently intends to use the proceeds from such sales to make investments in Italy. All sales will be made in accordance with the securities laws and our insider trading policy and will be disclosed publicly through Form 4 filings with the Securities and Exchange Commission. The sales are not expected to be made pursuant to a trading plan adopted pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Except as otherwise required by law, the company does not undertake to update the intentions of Mr. Costamagna’s family members or to disclose specific trading intentions by other officers or directors or to disclose the adoption, termination, modification or other activities under any trading plans for our common stock.

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

FUEL SYSTEMS SOLUTIONS, INC.

Date: August 11, 2008	By:	/s/ BILL E. LARKIN
Bill E. Larkin
Chief Financial Officer