Form 10-Q
period 2008-09-30
Fuel Systems Solutions, Inc.
filed 2008-11-10
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Registrant’s Telephone Number, Including Area Code: (714) 656-1300

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

Number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2008:

15,744,891 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$34,285	$26,797
Accounts receivable less allowance for doubtful accounts of $2,340 and $2,399 at September 30, 2008 and December 31, 2007, respectively	67,422	51,876
Inventories:
Raw materials and parts	35,501	33,890
Work-in-process	1,650	2,247
Finished goods	40,485	31,197
Inventory on consignment with unconsolidated affiliates	2,671	2,991

Total inventories	80,307	70,325
Deferred tax assets	3,755	2,248
Related party receivables	47	44
Other current assets	6,650	3,820

Total current assets	192,466	155,110

Equipment and leasehold improvements:
Dies, molds and patterns	3,930	5,725
Machinery and equipment	27,509	25,049
Office furnishings and equipment	8,815	8,601
Automobiles and trucks	2,260	2,047
Leasehold improvements	7,090	4,769

	49,604	46,191
Less accumulated depreciation and amortization	22,752	21,151

Net equipment and leasehold improvements	26,852	25,040
Goodwill	42,235	46,486
Intangible assets, net	10,946	13,059
Investment in unconsolidated affiliates	2,975	2,310
Non-current related party receivable	1,681	3,450
Deferred tax assets, net	215	184
Other assets	2,101	1,731

Total Assets	$279,471	$247,370

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,235	$50,314
Accrued expenses	35,319	19,666
Current revolving lines of credit	980	3,307
Current portion of term loans and other loans	4,779	4,791
Current portion of capital leases	266	428
Deferred tax liabilities	66	117
Related party payables	7,721	5,921

Total current liabilities	104,366	84,544
Term loans	6,311	9,449
Capital leases	301	431
Other liabilities	6,315	5,860
Minority interest	2	6,601
Deferred tax liabilities	4,910	5,432

Total liabilities	122,205	112,317

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 15,796,853 issued and 15,744,891 outstanding at September 30, 2008; and 15,512,798 issued and 15,499,115 outstanding at December 31, 2007	16	15
Additional paid-in capital	220,129	216,483
Shares held in treasury, 51,962 shares at September 30, 2008 and 13,683 shares at December 31, 2007	(1,394)	(432)
Accumulated deficit	(79,995)	(102,696)
Accumulated other comprehensive income	18,510	21,683

Total stockholders’ equity	157,266	135,053

Total Liabilities and Stockholders’ Equity	$279,471	$247,370

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$105,539	$65,235	$298,423	$185,621
Cost of revenue	74,841	49,530	211,661	141,650

Gross profit	30,698	15,705	86,762	43,971
Operating expenses:
Research and development expense	2,706	2,010	8,236	6,094
Selling, general and administrative expense	9,730	10,214	32,560	27,446
Goodwill impairment loss	—	—	3,907	—
Amortization of intangible assets	91	85	282	168

Total operating expenses	12,527	12,309	44,985	33,708

Operating income	18,171	3,396	41,777	10,263
Other income (expense), net	370	(902)	(794)	(1,566)
Interest expense, net	(51)	(203)	(443)	(693)

Income before income taxes, equity share in income (loss) of unconsolidated affiliates and extraordinary gain	18,490	2,291	40,540	8,004
Equity share in income (loss) of unconsolidated affiliates	(58)	114	19	384
Income tax expense	(6,769)	(2,224)	(17,187)	(5,856)

Income before minority interests and extraordinary gain	11,663	181	23,372	2,532
Minority interests in income of consolidated subsidiaries	39	540	914	1,477

Income (loss) before extraordinary gain	11,624	(359)	22,458	1,055
Extraordinary gain	243	—	243	—

Net income (loss)	$11,867	$(359)	$22,701	$1,055

Basic earnings (loss) per share:
Income (loss) before extraordinary gain	$0.74	$(0.02)	$1.44	$0.07

Extraordinary gain	$0.01	$—	$0.01	$—

Net income (loss)	$0.75	$(0.02)	$1.45	$0.07

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$0.73	$(0.02)	$1.42	$0.07

Extraordinary gain	$0.02	$—	$0.02	$—

Net income (loss)	$0.75	$(0.02)	$1.44	$0.07

Number of shares used in per share calculation:
Basic	15,718,118	15,489,705	15,616,650	15,383,098

Diluted	15,837,047	15,489,705	15,770,805	15,600,013

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Net income	$22,701	$1,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,911	3,584
Amortization of intangible assets	2,164	1,603
Provision for doubtful accounts	225	321
Provision for loan to unconsolidated affiliate	540	—
Provision for inventory reserve	2,266	171
Goodwill impairment loss	3,907	—
Equity share in income of unconsolidated affiliates	(19)	(384)
Dividends from unconsolidated affiliates	230	—
Minority interest	914	1,477
Extraordinary gain	(243)	—
Unrealized loss on foreign exchange	371	737
Loss on disposal of asset	146	38
Stock–based compensation expense	297	161
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(17,440)	1,115
Increase in inventory	(13,891)	(2,586)
Increase in other current assets	(3,015)	(142)
(Increase) decrease in other assets	(441)	642
Increase in deferred income taxes	(2,160)	(1,117)
Increase in accounts payable	6,151	12,369
Increase in accrued expenses	16,670	582
Increase (decrease) in long-term liabilities	555	(923)
Receivables from/payables to related party, net	2,013	3,827

Net cash provided by operating activities	26,852	22,530

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(7,561)	(3,705)
Purchases of minority interest in consolidated subsidiaries	(6,311)	—
Purchase of intangible asset	(193)	—
Payments for purchase of Zavoli, net of cash acquired	—	(8,019)
Proceeds from sale of assets	3	—

Net cash used in investing activities	(14,062)	(11,724)

Cash flows from financing activities:
Payment of revolving line of credit, net of borrowings	(2,274)	(6,082)
Payments on term loans and other loans	(3,050)	(1,832)
Proceeds from term loans	—	6,722
Proceeds from exercise of stock options and warrants	2,384	3,681
(Purchase of)/proceeds from the sale of common shares held in trust, net	(95)	37
Payment of capital lease obligations	(374)	(310)
Dividend paid to minority interest in consolidated subsidiaries	(900)	(822)

Net cash (used in) provided by financing activities	(4,309)	1,394

Net increase in cash	8,481	12,200
Effect of exchange rate changes on cash	(993)	2,533

Net increase in cash and cash equivalents	7,488	14,733
Cash and cash equivalents at beginning of period	26,797	11,546

Cash and cash equivalents at end of period	$34,285	$26,279

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Acquisition of equipment under capital lease	$81	$190

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or the “Company”) 2007 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended September 30, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The condensed consolidated financial statements of the Company as of September 30, 2008 and 2007 include the accounts of the Company and its wholly owned subsidiaries IMPCO Technologies, Inc. (“IMPCO”) and BRC S.r.L. (“BRC”), as well as IMPCO’s wholly owned subsidiaries, IMPCO Tech Japan K.K., which is referred to as IMPCO Japan; Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which is referred to as IMPCO Mexicano; and IMPCO Technologies B.V., which is referred to as IMPCO BV; as well as BRC’s wholly owned subsidiaries MTM S.r.L. (“MTM”) and Zavoli S.r.L. (“Zavoli”) and its substantially wholly owned subsidiaries, IMPCO Technologies, Pty. Limited, which is referred to as IMPCO Australia, BRC Argentina S.A., BRC Brasil S.A., BRC Pakistan, S.A., and NG LOG Armazen Gerais Ltda.

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

The Company closed the operations of its fully consolidated subsidiary, IMPCO Mexicano, in December 2004. In addition, the Company had a 50% share in IMPCO-BRC Mexicano, which is referred to as IBMexicano, accounted for on the equity method. In March 2006, the Company and its 50% joint venture partner agreed to dissolve and liquidate IBMexicano. IBMexicano closed its facility on June 8, 2006 and expects to complete the process of liquidating its assets by the end of December 2008.

In an effort to more appropriately align the structure and business activities within Fuel Systems into our two operating segments, on July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC. Consolidated results for the Company were not impacted, but the Company began reporting IMPCO Australia with its BRC operations segment in the third quarter of 2008.

On August 1, 2008, IMPCO BV completed a redemption of the 49% minority interest of IMPCO BV from Beru AG for approximately $6.1 million, based on the exchange rate of the euro to the U.S. dollar on August 1, 2008. The purchase price was allocated to the related minority interest liability. Prior to the purchase of the minority interest, IMPCO held the 51% majority interest in IMPCO BV; therefore, the assets and liabilities of IMPCO BV were previously included in the prior period condensed consolidated balance sheet.

The Company has created a subsidiary in Pakistan, BRC Pakistan, S.A., and in October 2008 began preliminary operations to prepare for full-scale operations which are expected to commence during the fourth quarter of 2008. No significant operations or revenues have been incurred by BRC Pakistan as of September 30, 2008.

Entity	Location	Ownership Interest	Method of Accounting
IMPCO	United States	100%	Fully Consolidated
BRC*	Italy	100%	Fully Consolidated
IMPCO Japan	Japan	100%	Fully Consolidated
IMPCO Mexicano (operations closed in December 2004)	Mexico	100%	Fully Consolidated
IMPCO BV	Netherlands	100%	Fully Consolidated
IBMexicano (operations closed in June 2006)	Mexico	50%	Equity Method

*	The following table details the entities that are either consolidated or accounted for by the equity method within BRC:

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

Entity	Location	Ownership Interest	Method of Accounting
MTM S.r.L.	Italy	100.00%	Fully Consolidated
Zavoli S.r.L.	Italy	100.00%	Fully Consolidated
IMPCO Australia	Australia	100.00%	Fully Consolidated
BRC Argentina S.A.	Argentina	98.40%	Fully Consolidated
BRC Brasil S.A.	Brazil	99.99%	Fully Consolidated
BRC Pakistan, S.A.	Pakistan	99.70%	Fully Consolidated
NG LOG Armazen Gerais Ltda.	Brazil	99.99%	Fully Consolidated
MTE S.r.L.	Italy	50.00%	Equity Method
WMTM Equipamento de Gases Ltd.	Brazil	50.00%	Equity Method
Jehin Engineering Company, Ltd.	S. Korea	13.59%	Equity Method

All intercompany transactions, including intercompany profits and losses, have been eliminated in consolidation.

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2008, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company’s existing capital resources together with cash flows from operating activities are sufficient to fund the Company’s worldwide operations for at least the next 12 months. However, there are differences in the liquidity and cash flow needs of the Company’s two operating segments, BRC operations and IMPCO operations. BRC operations’ existing capital resources together with the cash flows from operating activities are expected to be sufficient to fund its operations for at least the next 12 months.

IMPCO operations’ existing capital resources together with cash flows from operating activities are sufficient to fund its international operations for at least the next 12 months. However, IMPCO bears the majority of the Company’s corporate expenses and has significant debt service requirements under the intercompany loan with MTM (the “MTM Loan”) (see Note 4). While IMPCO’s existing capital resources together with cash flows from operating activities are expected to be sufficient to fund its operations for at least the next 12 months, IMPCO anticipates that it will not have sufficient resources to make its debt service payments under the MTM Loan unless IMPCO obtains additional or replacement financing for the MTM Loan, draws dividends from its subsidiaries or obtains additional investment from Fuel Systems through additional financing activities or dividends from BRC.

The amount outstanding on the MTM Loan as of September 30, 2008 was $11.6 million and as of October 31, 2008 was $10.6 million. IMPCO is required to make four quarterly payments of $1.0 million each against the principal and interest accruing on the MTM Loan during 2008, of which one additional payment is due on December 31, 2008, and quarterly payments of $1.2 million during 2009, with the outstanding balance due on December 31, 2009.

If IMPCO were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM Loan causing it to become due in full and/or pursue the personal guarantee by Mariano Costamagna (the Company’s Chief Executive Officer) and Pier Antonio Costamagna (Director of Mechanical Engineering of MTM), who have jointly and severally guaranteed IMPCO’s performance under the MTM Loan because of certain requirements arising under Italian law. In return for their guarantees, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO fails to perform the terms of the MTM Loan and Messrs. Costamagna are required to fulfill their guarantees, they may require the Company to reimburse them for their payments as guarantors, or they may take possession of the Company’s equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, the Company would lose its rights in the net assets and earnings of BRC. This would have a material adverse effect upon the Company’s earnings and its financial position. Total assets and net assets for BRC operations at September 30, 2008 were $226.9 million and $119.5 million, respectively. For the nine months ended September 30, 2008, revenue and operating income for BRC were $224.8 million and $41.6 million, respectively. Total assets and net assets for BRC operations at December 31, 2007 (excluding IMPCO Australia) were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenue and operating income (excluding IMPCO Australia) for BRC were $138.8 million and $16.6 million, respectively.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

In order to avoid defaulting on the MTM Loan, IMPCO has had to borrow additional principal amounts from MTM and use the additional indebtedness to make the required debt service payments on the MTM Loan. On December 28, 2007, the board of directors of MTM passed a resolution approving a deferral of the December 31, 2007 principal payment due of $0.8 million on the MTM Loan to March 31, 2008, which was paid on April 10, 2008. The December 31, 2007 interest payment of $0.2 million was paid in January 2008. IMPCO owed MTM an additional $2.8 million in short-term debt that was due March 31, 2008. IMPCO repaid this amount in full on July 17, 2008. As of September 30, 2008, there were no outstanding balances on the additional principal amounts related to MTM other than the MTM Loan.

On July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC for $9.1 million. IMPCO used a portion of the proceeds to pay the second quarter 2008 principal payment and interest due for the MTM Loan of approximately $1.2 million and to repay in full short-term loans with MTM and interest due of approximately $2.9 million.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB has since issued FASB Staff Positions (“FSP”) Nos. 157-1 and 157-2, and proposed FSP No. 157-c to amend SFAS No. 157. FSP No. 157-1 clarifies the exclusion of SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions from the scope of SFAS No. 157, while FSP No. 157-2 delays for one year the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-c clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

In October 2008, the FASB issued FSP No. 157-3 to further amend SFAS No. 157. This staff position addresses the issue of determining fair value when the market for that asset is not active and modified the example related to Level 3 of inputs. The Company’s adoption of SFAS No. 157 did not have an impact on the Company’s financial position or results of operations. The Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This fair value option will be available on a

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS No. 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments. However, the Company will continue to evaluate this issue and may change its election in the future for new financial instruments.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS No. 141R will have an impact on the Company’s accounting for business combinations completed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 outlines the accounting and reporting for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact of adopting SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the requirements of SFAS No. 161 and the impact, if any, that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial position.

3.	Acquisition of Zavoli. S.r.L.

On July 2, 2007, BRC acquired Zavoli for approximately $8.5 million in cash including transaction costs. Zavoli is a privately held manufacturer and distributor of aftermarket conversion kits that enable internal combustion engines to operate on liquefied petroleum gas and compressed natural gas. BRC obtained a $6.7 million loan in June 2007, using the exchange rate of $1.3475 to the euro at June 30, 2007, from Intesa SanPaolo S.p.A. (see Note 4) to fund the acquisition. The Company accounted for this acquisition in accordance with the guidance in SFAS No. 141, Business Combinations. At the acquisition date, the fair value of the identified tangible and intangible assets totaled $10.5 million including cash acquired of $0.4 million, the assumed liabilities amounted to $4.6 million, and the resulting goodwill balance was $2.6 million. Identified intangible assets arising from the acquisition of Zavoli consist of existing technology, customer relationships, trade name and non-compete agreements (see Note 14).

For the nine months ended September 30, 2008, the Company recorded amortization related to the intangible assets acquired and depreciation expense for step-up in value of fixed assets in aggregate of approximately $0.7 million.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

4.	Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
(a) Revolving promissory note - LaSalle Business Credit, LLC	$—	$3,307
(b) Revolving lines of credit - various Italian banks	—	—
(c) Revolving lines of credit – Fortis Bank N.V.	980	—
(d) Term loan - Unicredit Banca Medio Credito S.p.A.	3,612	5,892
(e) Term loan - Intesa San Paolo S.p.A.	6,576	7,364
(f) Term loan - Italian Ministry of Industry	531	628
(g) Other loans	371	356
(h) Capital leases	567	859

	12,637	18,406
Less: current portion	6,025	8,526

Non-current portion	$6,612	$9,880

(a)	Revolving Promissory Note – LaSalle Business Credit, LLC

The Company entered into an asset-based credit facility with LaSalle Business Credit, LLC (“LaSalle”) dated July 22, 2003, as amended. The LaSalle senior credit facility matured on June 30, 2008 and was fully repaid prior to that date. The Company and LaSalle mutually agreed to not renew the credit facility.

(b)	Revolving Lines of Credit – Various Italian Banks

At September 30, 2008, BRC had unsecured lines of credit amounting to approximately $1.5 million, based on the exchange rate at September 30, 2008, with no outstanding balance. Additionally, BRC has commercial credit facilities secured by customer account receivables, which allow borrowings up to a maximum of $15.5 million, of which the borrowing capacity was limited to $7.8 million at September 30, 2008, with no outstanding balance. Interest rates for the unsecured lines of credit and the secured commercial credit facilities were three-month EURIBOR plus 4% and 1%, respectively, which were 9.3% and 6.3% at September 30, 2008, respectively. Both the unsecured lines of credit and secured commercial credit facilities are callable on demand.

(c)	Revolving Lines of Credit – Fortis Bank N.V.

The Company’s subsidiary in the Netherlands has a credit facility with Fortis Bank that has a $3.3 million availability based on the exchange rate of the U.S. dollar to the euro on September 30, 2008. The available borrowings under the credit facility are based on the value of accounts receivable and inventory pledged by the operations in the Netherlands. The credit facility can be revoked by the bank at any time. The interest rate is variable and at September 30, 2008, was 6.26%. At September 30, 2008, there was approximately $1.0 million outstanding under this credit facility and at December 31, 2007 there was no outstanding balance.

(d)	Term Loan – Unicredit Banca Medio Credito S.p.A.

On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004 (see (i) below). The payment terms are such that MTM will pay approximately $0.7 million on a quarterly basis throughout the term of the loan and interest based on three-month EURIBOR plus 1% per annum, which was 6.3% at September 30, 2008. At September 30, 2008 and December 31, 2007, the amount outstanding was $3.6 million and $5.9 million, respectively. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80. In addition, MTM is required to maintain net assets of at least $28.9 million based on the exchange rate on September 30, 2008. At September 30, 2008, MTM was in compliance with these covenants.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

(e)	Term Loan – Intesa SanPaolo

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy in which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli, S.r.L., which was completed on July 2, 2007 for approximately $8.5 million (see Note 3). The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 5.8% at September 30, 2008. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA of less than 1.25 to maintain this rate. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 6.6% at September 30, 2008. At September 30, 2008 and December 31, 2007, the amount outstanding was $6.6 million and $7.4 million, respectively.

(f)	Term Loan – Italian Ministry of Industry

In 2002, BRC entered into an unsecured term loan agreement with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment. The loan is repayable in annual installments through 2011 at a subsidized rate of 2.0%. At September 30, 2008 and December 31, 2007, approximately $0.5 million and $0.6, respectively, was owed under this agreement.

(g)	Other Loans

In June 2007 and June 2008, the Company financed, through a third-party lender, certain insurance policies for a total of approximately $0.6 million during each period, which are payable within a year from the date of financing. At September 30, 2008 and December 31, 2007, the balance of these outstanding loans totaled approximately $0.3 million for both periods, bearing interest at annual rates of 4.2% at September 30, 2008 and 6.5% at December 31, 2007.

In February 2007, the Company financed, through a third party lender, software license and support for a total of $0.2 million, which is payable within two years from the date of financing. At September 30, 2008 and December 31, 2007, the outstanding balance of this loan was $24,000 and $0.1 million, respectively, bearing interest at an annual rate of 7.3%.

(h)	Capital Leases

Capital leases consist of equipment leases for IMPCO and IMPCO Australia.

(i)	Term Loan—MTM S.r.L

On December 23, 2004, IMPCO entered into the MTM Loan. This loan and the interest on it have been eliminated in the accompanying condensed consolidated financial statements. The loan carries a rate equal to 1.5% above three-month EURIBOR per annum, which was 6.8% at September 30, 2008, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM Loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009.

IMPCO must make four quarterly payments to MTM of $1.0 million each in 2008 and $1.2 million each in 2009, with any remaining unpaid principal and interest to be repaid upon maturity at the end of 2009. The quarterly payments aggregating $1.8 million for the fourth quarter of 2007 and the first quarter of 2008 were paid on April 10, 2008. The quarterly payment of $1.0 million for the second quarter of 2008 was paid on July 17, 2008. The quarterly payment of $1.0 million for the third quarter of 2008 was paid on October 1, 2008. At September 30, 2008 and December 31, 2007, the amounts owed under the MTM Loan were $11.6 million and $14.4 million, respectively. The amount outstanding on the MTM Loan as of October 1, 2008 was $10.6 million. The Company was in compliance with the covenants in the MTM Loan at September 30, 2008.

The MTM Loan provides for automatic acceleration of all amounts owing in case of a default due to nonpayment for more than 15 days after the due date or due to the termination of Mariano Costamagna as the Company’s Chief Executive Officer or a material breach of his employment agreement. The MTM Loan also provides for acceleration of all amounts owing upon notice from MTM in case of any other default under the loan. The MTM Loan contains restrictive covenants limiting the Company’s ability to terminate Mariano Costamagna as its Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, as well as restrictions on purchasing, retiring or redeeming the Company’s capital stock. In addition, the MTM Loan contains restrictive covenants limiting IMPCO from incurring additional debt obligations (other than unsecured trade credit and capital leases), from merging, consolidating or selling its assets and from making capital expenditures in excess of $3.0 million in any fiscal year.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

If the Company is unable to obtain additional or replacement financing or draw dividends from its subsidiaries, IMPCO expects that it will not be able to pay the quarterly payments due under the MTM Loan in future quarters. If IMPCO were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM Loan causing it to become due in full and/or pursue the personal guarantee by the Messrs. Costamagna, who have jointly and severally guaranteed IMPCO’s performance under the MTM Loan because of certain requirements arising under Italian law. In return for their guarantees, the Company has pledged its equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO fails to perform the terms of the MTM Loan and Messrs. Costamagna are required to fulfill their guarantees, they may require the Company to reimburse them for their payments as guarantors, or they may take possession of the Company’s equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, the Company would lose its rights in the net assets and operations of BRC. This would have a material adverse effect upon the Company’s earnings and its financial position. Total assets and net assets for BRC operations at September 30, 2008 were $226.9 million and $119.5 million, respectively. For the nine months ended September 30, 2008, revenue and operating income for BRC were $224.8 million and $41.6 million, respectively. Total assets and net assets for BRC operations at December 31, 2007 (excluding IMPCO Australia) were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenue and operating income (excluding IMPCO Australia) for BRC were $138.8 million and $16.6 million, respectively.

In order to avoid defaulting on the MTM Loan, the Company has had to borrow additional principal amounts from MTM on a short-term basis and use the additional indebtedness to make the required debt service payments on the MTM Loan. On December 28, 2007, the board of directors of MTM passed a resolution approving a deferral of the December 31, 2007 principal repayment due of $0.8 million on the MTM Loan to March 31, 2008, which IMPCO paid on April 10, 2008. The December 31, 2007 interest payment of $0.2 million was paid in January 2008. IMPCO repaid the amount on the short-term loans in full on July 17, 2008.

IMPCO’s payments on the MTM Loan are made in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. MTM records the foreign exchange effect of carrying the MTM Loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan is being eliminated for financial reporting purposes. However, the short-term loans between IMPCO and MTM were repaid in euros. IMPCO records the foreign exchange effect of carrying the short-term debt with MTM on its books even though this loan is being eliminated for financial reporting purposes. The Company recognized a foreign exchange gain of approximately $0.1 million and a foreign exchange loss of approximately $1.1 million for the nine months ended September 30, 2008 and 2007, respectively, in other income (expense) in connection with the MTM Loan and short-term loans between IMPCO and MTM.

(j)	Derivative Financial Instruments

In the past, the Company has used derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. As of September 30, 2008, there are no outstanding derivative contracts. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

On January 5, 2005, the Company’s then 50% owned affiliate, BRC, initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the MTM Loan. This hedging agreement was not designed to effectively and fully hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the consolidated financial results either favorably or unfavorably. The Company concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As of December 31, 2007, the Company had one remaining contract outstanding under this agreement that matured on January 3, 2008. Upon maturity, the Company recognized a realized gain on the condensed consolidated statement of operations as part of other expense of $0.1 million during the nine months ended September 30, 2008, which approximated the recorded fair value of the derivative at December 31, 2007. For the nine months ended September 30, 2007, the Company recognized approximately $0.1 million in gains, which were classified on the condensed consolidated statements of operations as part of other expense. At September 30, 2008, the Company did not have any foreign exchange forward contracts. As of December 31, 2007, the Company recorded an asset of $0.1 million based on the fair value of this derivative.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

5.	Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Income (loss) before extraordinary gain	$11,624	$(359)	$22,458	$1,055
Extraordinary gain	243	—	243	—

Net income (loss)	$11,867	$(359)	$22,701	$1,055

Denominator:
Denominator for basic earnings per share - weighted average number of shares	15,718,118	15,489,705	15,616,650	15,383,098
Effect of dilutive securities:
Employee stock options	88,735	—	111,216	152,352
Warrants	947	—	19,935	53,798
Unvested restricted stock	29,247	—	23,004	10,765

Dilutive potential common shares	15,837,047	15,489,705	15,770,805	15,600,013

Basic earnings (loss):
Income (loss) before extraordinary gain	$0.74	$(0.02)	$1.44	$0.07

Extraordinary gain	$0.01	—	$0.01	—

Net income (loss)	$0.75	$(0.02)	$1.45	$0.07

Diluted earnings (loss):
Income (loss) before extraordinary gain	$0.73	$(0.02)	$1.42	$0.07

Extraordinary gain	$0.02	—	$0.02	—

Net income (loss)	$0.75	$(0.02)	$1.44	$0.07

For the three and nine months ended September 30, 2008, all options and warrants to purchase the Company’s common stock and all restricted shares were included in the computation of diluted net income per share.

For the three months ended September 30, 2007, options to purchase approximately 272,601 shares of common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive. For the nine months ended September 30, 2007, options to purchase approximately 1,700 shares of common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive.

For the three months ended September 30, 2007, warrants to purchase approximately 90,352 shares of common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive. For the nine months ended September 30, 2007, all warrants to purchase the Company’s common stock were included in the computation of diluted net income per share.

For the three months ended September 30, 2007, approximately 16,881 shares of restricted stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive. For the nine months ended September 30, 2007, all restricted shares of common stock were included in the computation of diluted net income per share.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

6.	Comprehensive Income

The components of unaudited comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$11,867	$(359)	$22,701	$1,055
Foreign currency translation adjustment	(13,542)	6,514	(3,173)	10,012

Comprehensive income (loss)	$(1,675)	$6,155	$19,528	$11,067

7.	Business Segment Information

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

In an effort to more appropriately align the structure and business activities within Fuel Systems into our two operating segments, on July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC. Consolidated results for the Company were not impacted, but the Company began reporting IMPCO Australia with its BRC operations segment in the third quarter of 2008. For comparison purposes, the previously reported financial information by business segment includes reclassification of IMPCO Australia’s operations for the nine month period ended September 30, 2008, and the three and nine month periods ended September 30, 2007, respectively, within BRC operations.

Financial information by business segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2008	2007	2008	2007
IMPCO operations (2)	$22,057	$26,656	$73,599	$82,062
BRC operations (2)	83,482	38,579	224,824	103,559

Total	$105,539	$65,235	$298,423	$185,621

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Income (Loss):	2008	2007	2008	2007
IMPCO operations (2)	$1,511	$2,741	$6,185	$9,215
BRC operations (2)	18,188	4,792	41,562	10,580
Corporate expenses (1)	(1,528)	(4,137)	(5,970)	(9,532)

Total	$18,171	$3,396	$41,777	$10,263

(1)	Represents corporate expense not allocated to either of the business segments.

(2)	Results for IMPCO Australia have been reclassified from IMPCO operations to BRC operations for all periods for comparability purposes.

	September 30, 2008	December 31, 2007
Total Assets
IMPCO operations (including corporate) (1)	$38,956	$44,100
BRC operations (1)	240,515	203,270

Total	$279,471	$247,370

(1)	Results for IMPCO Australia have been reclassified from IMPCO operations to BRC operations for all periods for comparability purposes.

8.	Income Taxes

During the nine months ended September 30, 2008, the Company recognized approximately $17.1 million of income tax provision for its foreign operations representing a 38% effective tax rate. The Company recognized approximately $0.1 million of income tax expense for IMPCO which primarily relates to an increase in deferred tax liabilities due to the amortization of goodwill for income tax purposes that is not offset against the deferred tax asset in the determination of the required valuation allowance, as well as state taxes due. The Company determined that the likelihood of recoverability of the net domestic deferred tax assets were less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes, therefore, all domestic deferred tax assets have been fully reserved.

During the nine months ended September 30, 2007, the Company recognized approximately $5.7 million for income tax provision for its foreign operations representing a 41% effective tax rate. IMPCO recorded income tax provision of approximately $0.2 million related to estimated U.S, state taxes due.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. As of December 31, 2007, the Company had approximately $6.1 of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the three and nine months ended September 30, 2008. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

9.	Stockholders’ Equity

The following table summarizes the changes in shareholder’s equity for the nine month period ending September 30, 2008 (in thousands, except for share amounts):

	Common Stock		Additional Paid-In	Shares Held	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	in Treasury	Earnings	Income (Loss)	Equity
Balance, December 31, 2007	15,499,115	$15	$216,483	$(432)	$(102,696)	$21,683	$135,053
Net income	—	—	—	—	22,701	—	22,701
Foreign currency translation adjustment	—	—	—	—	—	(3,173)	(3,173)
Issuance of common stock upon exercise of stock options and warrants, net of 11,792 shares withheld for cashless exercise	237,236	1	3,250	(867)	—	—	2,384
Stock-based compensation	—	—	129	—	—	—	129
Issuance and vesting of restricted stock, net of shares withheld for employee tax	8,623	—	267	(54)	—	—	213
Treasury shares acquired	(83)	—	—	(1)	—	—	(1)
Shares held in trust for deferred compensation plan, at cost	—	—	—	(40)	—	—	(40)

Balance, September 30, 2008	15,744,891	$16	$220,129	$(1,394)	$(79,995)	$18,510	$157,266

Stock Options

During the nine months ended September 30, 2008, 168,676 shares from the exercise of stock options were issued at an average exercise price of $12.45 with proceeds to the Company of approximately $2.1 million.

Warrants

During the nine months ended September 30, 2008, warrants to purchase 57,500 shares of common stock were exercised at an average exercise price of $4.92 per share with proceeds to the Company of $0.3 million. In addition, warrants to purchase 22,852 shares of common stock were exercised at an exercise price of $14.44 per share. The warrant holder tendered 11,792 shares of common stock resulting from the exercise of the warrants in lieu of cash in order to pay the aggregate exercise price of the warrants. Those shares are recorded as shares held in treasury. As of September 30, 2008, there are no warrants outstanding.

Shares Held in Treasury

The Company matches employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market. These shares are carried at cost and classified as a deduction of equity. As of September 30, 2008 and December 31, 2007, the Company held on the participants’ behalf 17,233 and 15,390 shares recorded as held in treasury, respectively, with a value of approximately $0.2 million for both periods, for the deferred compensation plan.

As of September 30, 2008, the Company also had 51,962 shares held in treasury with a value of approximately $1.2 million, of which 11,928 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised, 166 shares came from the repurchase of common stock, 35,184 shares came from the surrender of shares tendered for the exercise price in lieu of cash for the exercise of warrants, and 4,684 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock in May 2007 and May 2008 under the 2006 Incentive Bonus Plan. At December 31, 2007, the Company had 13,683 shares held in treasury with a value

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

of approximately $0.2 million, of which 11,928 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised, 83 shares came from the repurchase of common stock, and 1,672 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with restricted stock issued and vested in May 2007 under the 2006 Incentive Bonus Plan.

10.	Share-Based Compensation

The Company has eight stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. The Company does not intend to grant any additional options available for future grant under any stock option plans. Under the Company’s 2006 Incentive Bonus Plan, the Company is authorized to issue a total of up to 400,000 shares in restricted stock awards to employees and directors in addition to cash awards.

The Company recorded a $0.3 million expense for the nine months ended September 30, 2008 of which $0.1 million related to vesting of previously granted stock options and $0.2 million related to restricted stock awards. For the nine months ended September 30, 2007, the Company recorded a $161,000 expense of which $120,000 related to stock option grants and $41,000 related to restricted stock. Share-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$15	$14	$42	$52
Research and development expense	12	19	49	81
Selling, general and administrative expense	79	90	206	28

	$106	$123	$297	$161

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in the nine months ended September 30, 2008 and 2007 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

Share-Based Compensation Activity - Stock Options

The following table displays stock option activity including the weighted average exercise prices for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	264,726	$11.92
Exercised	(168,676)	12.45
Forfeited	(3,950)	12.71

Outstanding at September 30, 2008	92,100	10.90	4.91 yrs	$2,169

Vested and expected to vest at September 30, 2008	91,975	$10.90	4.91 yrs	$2,166

Exercisable at September 30, 2008	89,600	$10.86	4.88 yrs	$2,114

The aggregate intrinsic value of outstanding stock options as of particular date is calculated as the difference between the exercise price of the underlying awards that were in-the-money and the quoted price of the Company’s common stock on that date. During the nine months ended September 30, 2008 and 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $3.7 million and $2.2 million, respectively, determined as of the date of option exercise.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

As of September 30, 2008, there was approximately $6,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of less than a year.

There were no options granted in the nine months ended September 30, 2008 or 2007.

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

Under the 2006 Incentive Bonus Plan, the compensation committee of the Company’s Board of Directors may grant bonus awards (in the form of cash, restricted stock or a combination of both) to some of the Company’s and its subsidiaries’ employees based on each division’s profitability and the attainment of individual employee’s performance goals. The restricted stock typically vests 25% on the date of the grant and the balance in three equal annual installments. Based on profitability of both IMPCO and BRC for 2007, some employees were provided with bonuses in May 2008 based on their individual performance in 2007. The Company paid a portion of the bonus in cash and a portion in restricted stock. The restricted stock vests 25% on the date of the grant and the balance in three equal annual installments on the first three anniversaries of the grant date. The amount related to the first 25% vesting of restricted stock on the date of grant of $0.1 million was accrued at December 31, 2007 and was reclassified to equity when the restricted stock grant was issued in May 2008.

A summary of unvested restricted stock awards as of September 30, 2008 and changes during the nine month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	16,704	$17.40
Granted	25,609	21.64
Vested	(11,636)	17.87
Forfeited	(371)	18.07

Unvested at September 30, 2008	30,306	$20.79

As of September 30, 2008, total unrecognized share-based compensation cost related to unvested restricted stock was $0.5 million, which is expected to be recognized over a weighted-average period of 2.0 years.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

11.	Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Warranty reserve:
Balance at beginning of period	$2,884	$2,223	$2,527	$2,118
Net charge to statement of operations	1,046	163	2,409	615
Warranties settled	(478)	(124)	(1,639)	(510)
Effect of foreign currency translation	(236)	103	(81)	142

Balance at end of period	$3,216	$2,365	$3,216	$2,365

12.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the condensed consolidated balance sheets at September 30, 2008 and December 31, 2007 representing related party transactions with the Company:

	September 30, 2008	December 31, 2007
Accounts Receivables:
IBMexicano (a)	$46	$40
MTE S.r.L. (b)	1	—
MTM Hydro S.r.L. (e)	—	4

	$47	$44

Non-current Receivable:
WMTM Equipamento de Gases Ltd. (c)	$1,681	$3,450

Accounts Payable:
MTE S.r.L. (b)	$3,231	$2,243
Europlast S.r.L. (f)	2,032	1,627
WMTM Equipamento de Gases Ltd. (c)	71	10
TCN S.r.L. (f)	2,332	1,989
Biemmedue S.p.A. (e)	36	27
MTM Hydro S.r.L. (e)	18	24
IMPCO/BRC Egypt (d)	1	1

	$7,721	$5,921

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.

(b)	MTE, S.r.L. is 50% owned by MTM, S.r.L. and is accounted for using the equity method.

(c)	WMTM Equipamento de Gases Ltd. (“WMTM”) is 50% owned by BRC, and is accounted for using the equity method. During 2008 and 2007, sales to WMTM were recorded on a cash basis; inventory was recorded on a consignment basis. As of September 30, 2008 and December 31, 2007, amounts due on consignment sales were $3.2 million and $3.6 million, respectively, and such amounts are reflected as consigned inventory after elimination of profit of $0.5 million and $0.6 million, respectively. The non-current receivable was originally due January 31, 2007, and the maturity date was extended to January 31, 2010.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

(d)	IMPCO/BRC Egypt is 50% owned by IMPCO and is accounted for using the equity method.

(e)	Mariano Costamagna, the Company’s Chief Executive Officer owns 100% of Imcos Due S.r.L., 100% of Biemmedue S.p.A. and 46% of MTM Hydro S.r.L. with his immediate family and serves on the board of directors for each company.

(f)	Mariano Costamagna, the Company’s Chief Executive Officer serves on the board of directors of Europlast and TCN and together with his brother, Pier Anotnio Costamagna, owns 40% of Europlast and 30% of TCN.

For the nine months ended September 30, 2008, the Company purchased products from MTE S.r.L., TCN S.r.L., Europlast, Biemmedue S.p.A., WMTM, and MTM Hydro S.r.L. for approximately $7.9 million, $5.1 million, $4.1 million, $0.1 million, $0.1 million, and $33,000, respectively. For the nine months ended September 30, 2008, the Company also sold products to WMTM, Europlast, Jehin Engineering Company, Ltd. (“Jehin”), MTE S.r.L., and MTM Hydro products in the amount of approximately $0.6 million, $0.1 million, $0.1 million, $20,000 and $4,000, respectively.

For the nine months ended September 30, 2007, the Company purchased products from MTE S.r.L., TCN S.r.L., Europlast, MTM Hydro S.r.L., WMTM, and Biemmedue S.p.A. for approximately $3.2 million, $2.9 million, $2.2 million, $17,000, $9,000, and $3,000, respectively. For the nine months ended September 30, 2007, the Company also sold products to WMTM, Jehin, Europlast, MTE S.r.L. and MTM Hydro in the amount of approximately $1.7 million, $0.5 million, $0.1 million, $13,000, and $2,000 respectively.

In the first quarter of 2008, the Company acquired certain intellectual property and customer relationships from Jehin Engineering Company, Ltd for $0.2 million. The purchase price of $0.2 million included approximately $43,000 in transaction related costs.

In July 2002, BRC sold two parcels of real property located in Cherasco, Italy, including the buildings situated thereon, to IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The price and other terms of this sale reflected the fair market value for the property based upon an appraisal conducted at the time of the purchase. Subsequently, IMCOS Due leased back to BRC and MTM, under an eight-year lease, the portion of these properties that were previously occupied by those entities. The terms of this lease reflect the fair market value for the lease of such property based upon an appraisal conducted at the time of the leasing transaction. In 2005, BRC leased an additional building from IMCOS Due; in 2006, MTM leased a fourth building from IMCOS Due; and in January 2008, MTM leased a fifth building from IMCOS Due. Total lease payments to IMCOS Due during the nine months ended September 30, 2008 and 2007 were approximately $1.5 million and $0.8 million, respectively.

The non-current receivable from WMTM represents a loan from BRC Brasil S.A. (“BRC Brasil”). The loan was due in full on January 31, 2007. In January 2007, the loan’s maturity date was extended to January 31, 2010. As of September 30, 2008, the total amount outstanding on the loan was $4.2 million. As a result of the loan extension, past due balances on trade payables to MTM and historical operating results, the Company evaluated the collectibility of the loan from WMTM and has impaired the loan by $2.5 million and $1.0 million as of September 30, 2008 and December 31, 2007, respectively. Due to accumulated losses, the investment in WMTM has been reduced to a zero balance and the current impairment of the loan includes the recognition of equity investment losses of approximately $1.4 million and $0.4 million as of September 30, 2008 and December 31, 2007, respectively. MTM has also provided a bank guarantee for WMTM up to $1.1 million as of September 30, 2008.

The Company accounts for sales to WMTM on a cash basis and inventory is recorded on a consignment basis. As of September 30, 2008 and December 31, 2007, the amounts billed to WMTM but not yet collected totaled $3.2 million and $3.6 million, respectively, and such amounts are reflected as consigned inventory after elimination of profit of $0.5 million and $0.6 million, respectively. As of September 30, 2008 and December 31, 2007, inventory on consignment at WMTM was $2.7 million and $3.0 million, respectively.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

13.	Equity Investments

The Company’s investments in its subsidiaries are composed exclusively of investments in the unconsolidated subsidiaries of BRC of approximately $3.0 million and $2.3 million as of September 30, 2008 and December 31, 2007, respectively. The Company’s share in the income of BRC’s unconsolidated affiliates was $19,000 for the nine months ended September 30, 2008 and $0.4 million for the nine months ended September 30, 2007.

BRC uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. The condensed balance sheets for BRC’s unconsolidated affiliates as of September 30, 2008 and December 31, 2007 and the statements of operations for the three and nine months ended September 30, 2008 and 2007 are presented below (in thousands):

	September 30, 2008	December 31, 2007
Current assets	$25,635	$24,907
Non-current assets	5,383	6,603

Total assets	$31,018	$31,510

Current liabilities	$8,590	$12,821
Long-term liabilities	9,591	10,458
Stockholders’ equity	12,837	8,231

Total liabilities and stockholders’ equity	$31,018	$31,510

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$4,630	$5,697	$17,953	$16,499
Cost of revenue and operating expenses	4,867	5,294	16,509	15,005

Operating income (loss)	(237)	403	1,444	1,494
Interest income (expense), net	(184)	20	58	80
Other expense, net	(403)	(1)	(640)	(1)

Pre-tax income (loss)	(824)	422	862	1,573
Income tax benefit	(873)	(58)	(352)	(133)

Net income	$49	$480	$1,214	$1,706

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

BRC’s share of earnings from its investment in unconsolidated affiliates are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income, net-BRC investees	$49	$480	$1,214	$1,706
% equity interest (1)	Various	Various	Various	Various
Share in earnings	28	240	633	853
Other expense, net	(86)	(126)	(614)	(469)
Net income (loss)	$(58)	$114	$19	$384

(1)	Ranges from 13.59% to 50%.

14.	Goodwill and Intangibles

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

During the second quarter of 2008, changes in the Australian business climate indicated that the goodwill for IMPCO Australia might be impaired. As a result, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangibles, the Company performed an analysis and recorded an impairment charge of $3.9 million to fully impair IMPCO Australia’s goodwill balance, which was included as a separate component of operating income in the nine months ended September 30, 2008. The fair value measurement/analysis for the impairment charge was prepared based on a third party fair market valuation for IMPCO Australia, a Level 3 - significant unobservable input, as described by SFAS 157.

In an effort to more appropriately align the structure and business activities within Fuel Systems into our two operating segments, on July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC. Consolidated results for the Company are not impacted, however, the Company began reporting IMPCO Australia with its BRC operations segment in the third quarter of 2008. For comparison purposes, the previously reported goodwill balance by reporting unit includes reclassification of IMPCO Australia’s goodwill at December 31, 2007, within BRC operations. There was no balance at September 30, 2008 as IMPCO Australia’s goodwill was fully impaired during the second quarter of 2008.

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2008 (unaudited) are as follows (in thousands):

	December 31, 2007	Additions from purchase accounting	Impairment Charges	Currency Translation	September 30, 2008
IMPCO operations	$4,843	$—	$—	$(22)	$4,821
BRC operations	41,643	97	(3,907)	(419)	37,414

	$46,486	$97	$(3,907)	$(441)	$42,235

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008

(Unaudited)

Identified intangible assets arising from the acquisition of BRC consist of existing technology, customer relationships and trade name, and identified intangible assets arising from the acquisition of Zavoli consist of existing technology, customer relationships, trade name and non-compete agreements. In January 2008, the Company purchased technology from Jehin for $0.2 million (see Note 12). Amortization expense related to existing and purchased technology and customer relationships of $1.9 million and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements for the nine months ended September 30, 2008, and 2007, was $0.3 million and $0.2 million, respectively, and is reported as a separate component of operating expense.

At September 30, 2008 and December 31, 2007, intangible assets consisted of the following (in thousands):

	As of September 30, 2008			As of December 31, 2007
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	$11,155	$(5,459)	$5,696	$11,370	$(4,356)	$7,014
Purchased technology	193	(72)	121	—	—	—
Customer relationships	4,793	(1,775)	3,018	4,885	(1,269)	3,616
Tradename	2,082	(609)	1,473	2,122	(474)	1,648
Non-compete agreements	851	(213)	638	868	(87)	781

Total	$19,074	$(8,128)	$10,946	$19,245	$(6,186)	$13,059

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expenses
Three months ending December 31, 2008	$677
2009	2,658
2010	2,485
2011	2,407
2012	1,083
2013	534
Thereafter	1,102

Total	$10,946

15.	Concentrations

Revenue

For the nine months ended September 30, 2008 and 2007, no customer represented more than 10% of our consolidated sales.

Accounts Receivable

At September 30, 2008, one customer represented more than 10% of our consolidated accounts receivable. At December 31, 2007, no customer represented more than 10% of our consolidated accounts receivable.

16.	Extraordinary Gain

On August 1, 2008, IMPCO BV completed a redemption of the 49% minority interest of IMPCO BV from Beru AG for approximately $6.1 million, based on the exchange rate of the euro to the U.S. dollar on August 1, 2008. The purchase price was allocated to the related minority interest liability and resulted in a step-down in fixed assets value of $0.2 million and an extraordinary gain of $0.2 million. Prior to the purchase of the minority interest, IMPCO held the 51% majority interest in IMPCO BV; therefore, the assets and liabilities of IMPCO BV were previously included in the prior period condensed consolidated balance sheet.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in the section below entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q.

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

IMPCO operations manufactures and sells products for use primarily in the industrial market through its U.S. and foreign facilities in the Netherlands and Japan and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator markets. BRC operations manufactures and sells products for use primarily in the transportation market in Italy and through its foreign facilities in Argentina, Brazil and Australia. Corporate expenses consist of general and administrative expenses at Fuel Systems Solutions. Intercompany sales between IMPCO operations and BRC operations have been eliminated in the results reported.

Revenue for the three and nine months ended September 30, 2008 increased by approximately $40.3 million and $112.8 million to $105.5 million and $298.4 million, respectively, from $65.2 million and $185.6 million, respectively, for the same periods in 2007.

Net income for the three months ended September 30, 2008 was $11.9 million, or $0.75 per diluted share, as compared to net loss of $0.4 million, or $(0.02) per diluted share, for the same period in 2007. Net income for the nine months ended September 30, 2008 was $22.7 million, or $1.44 per diluted share, compared to $1.1 million or $0.07 per diluted share during the same period in the prior year.

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

Warranty.

We provide for the estimated cost of product warranties at the time revenue is recognized based, in part, on historical experience. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We believe that our warranty experience is within the industry norms. Our standard warranty period is 18 to 24 months from the date of delivery to the customer depending on the product. The warranty obligation on certain original equipment manufacturer products can vary from three to five years depending on the specific part and the actual hours of usage.

Inventory Reserves.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill.

We account for goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Management considers each subsidiary to be a reporting unit for purposes of testing for impairment. This impairment test is performed annually during the fourth quarter.

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

The annual review performed in the fourth quarter of 2007 resulted in no impairment to goodwill. During the second quarter of 2008, changes in the Australian business climate indicated that the goodwill for IMPCO Technologies, Pty. Limited, or IMPCO Australia, the Australian subsidiary of BRC effective July 17, 2008, might be impaired. As a result, in accordance with the provisions of SFAS No. 142, we performed an analysis and recorded an impairment charge of $3.9 million, which was included as a separate component of operating income in the quarter ended September 30, 2008. The fair value measurement/analysis for the impairment charge was prepared based on a third party fair market valuation for IMPCO Australia, a Level 3 - significant unobservable input, as described by SFAS No. 157, Fair Value Measurements.

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

Deferred Taxes.

Based upon the substantial net operating loss carryovers and expected future operating results, we conclude that it is more likely than not that substantially all of the deferred tax assets in the United States at September 30, 2008 may not be realized within the foreseeable future. In addition, we expect to provide a full valuation allowance on future tax benefits realized in the United States until we can sustain a level of profitability that demonstrates our ability to utilize the assets. It is not practical to determine the income tax impact in the event we repatriate undistributed foreign earnings that are considered indefinitely reinvested.

We have accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. As of September 30, 2008, residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $26.5 million of earnings of BRC (for the MTM Loan). For amounts that have been repaid to BRC for the MTM Loan, such amounts could be drawn as a dividend from BRC in the future without U.S. income tax consequences. As of September 30, 2008, approximately $0.5 million in foreign withholding taxes was accrued related to undistributed earnings not considered to be indefinitely reinvested.

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

Results of Operations

The following table sets forth our revenue and operating income (in thousands):

	Revenue Three Months Ended September 30,		Revenue Nine Months Ended September 30,
	2008	2007	2008	2007
IMPCO operations (2)	$22,057	$26,656	$73,599	$82,062
BRC operations (2)	83,482	38,579	224,824	103,559

Total	$105,539	$65,235	$298,423	$185,621

	Operating Income Three Months Ended September 30,		Operating Income Nine Months Ended September 30,
	2008	2007	2008	2007
IMPCO operations (2)	$1,511	$2,741	$6,185	$9,215
BRC operations (2)	18,188	4,792	41,562	10,580
Corporate expenses (1)	(1,528)	(4,137)	(5,970)	(9,532)

Total	$18,171	$3,396	$41,777	$10,263

(1)	Represents corporate expense not allocated to either of the business segments.

(2)	Results for IMPCO Australia have been reclassified from IMPCO operations to BRC operations for all periods for comparability purposes.

For the quarter ended September 30, 2008, revenue increased approximately $40.3 million, or 61.8%, to $105.5 million from $65.2 million for the three months ended September 30, 2007. The increase in revenue for the third quarter of 2008 as compared to the third quarter of 2007 was due primarily to an increase in revenue from BRC operations of $44.9 million, partially offset by a decrease in revenue from IMPCO operations of $4.6 million. For the nine months ended September 30, 2008, revenue increased approximately $112.8 million, or 60.8%, to $298.4 million from $185.6 million for the nine months ended September 30, 2007. The increase in revenue for the nine months ended September 30, 2008 is primarily due to an increase in revenue from BRC operations of $121.3 million, partially offset by a decrease of $8.5 million in revenue from our IMPCO operations.

For the quarter ended September 30, 2008, operating income increased approximately $14.8 million, or 435.1%, to $18.2 million from $3.4 million for the three months ended September 30, 2007. The increase in operating income for the quarter ended September 30, 2008 was primarily composed of a decrease in corporate expenses of $2.6 million, plus an increase in operating income from BRC operations of $13.4 million, partially offset by a decrease in IMPCO operations operating income of $1.2 million. For the nine months ended September 30, 2008, operating income increased approximately $31.5 million, or 307.1%, to $41.8 million from $10.3 million for the nine months ended September 30, 2007. The increase in operating income for the nine months ended September 30, 2008 was composed of a decrease in corporate expenses of $3.6 million, plus an increase in operating income from BRC operations of $30.9 million, partially offset by a decrease in IMPCO operations operating income of $3.0 million.

IMPCO Operations. For the three months ended September 30, 2008, revenue for IMPCO operations decreased by approximately $4.6 million, or 17.3%, as compared to the same period in the prior year. For the nine months ended September 30, 2008, revenue decreased by approximately $8.5 million, or 10.3%, as compared to the same period in the prior year. The decrease in revenue during the third quarter of 2008 and the first nine months of 2008 reflecting a decrease in demand in the industrial market caused by reduced spending by original equipment manufacturers as a result of uncertainties associated with the U.S. economy.

For the three months ended September 30, 2008, the operating income for IMPCO operations was $1.5 million, or 6.9% of revenue, compared to operating income of $2.7 million or 10.3% of revenue, for the same period in 2007. For the nine months ended September 30, 2008, operating income was $6.2 million, or 8.4% of revenue, compared to $9.2 million or 11.2% of revenue for the same period in 2007. The decrease in operating income was the result of a decrease in revenue.

BRC Operations. For the three months ended September 30, 2008, revenue for BRC operations increased by approximately $44.9 million, or 116.4%, as compared to the same period in the prior year. For the nine months ended September 30, 2008, revenue increased by approximately $121.3 million, or 117.1%, as compared to the same period in the prior year. The increase in revenue in 2008 was due to growth in sales of aftermarket conversion kits in the transportation market, driven by fluctuations in gasoline prices which have oriented automotive manufacturers to promote gaseous fuel equipment, as well as due to an increase in sales for post production OEM conversions and sales of kits. In addition, for the nine months ended September 30, 2008, BRC’s revenue includes nine months of activity for Zavoli whereas for the nine months ended September 30, 2007, BRC’s revenues only included three months of activity for Zavoli, which was acquired on July 2, 2007. Zavoli’s revenues for the first half of 2008 were approximately $18.3 million. In addition, for the three months and nine months ended September 30, 2008, BRC’s revenue includes an increase of approximately $3.3 million and $12.1 million, respectively, from the strengthening of the euro compared to the dollar for 2008 when compared to the same period in 2007.

For the three months ended September 30, 2008, operating income for BRC operations was $18.2 million, or 21.8% of revenue, compared to $4.8 million or 12.4% of revenue for the same period of 2007. For the nine months ended September 30, 2008, operating income was $41.6 million, or 18.5% of revenue, compared to $10.6 million, or 10.2% of revenue, for the same period in 2007. The increase in operating income of 279.5% and 292.8% for the three and nine months ended September 30, 2008, respectively, was primarily due to an increase in revenue combined with an improvement in our gross margin. The improvement in our gross margin was primarily due to the change in the mix of sales between post production OEM conversions and aftermarket kits with a more than 50% increase in unit volume output from post production OEM conversions in 2008 compared to 2007. These increases were partially offset by an increase in operating expenses of $2.8 million and $14.1 million for the three and nine months ended September 30, 2008, respectively, compared to the year earlier period. The increase in operating expenses is primarily attributed to additional expenses incurred to support the increase in revenue and the strengthening of the euro against the dollar. Also during the nine months ended September 30, 2008, operating expenses increased as a result of the goodwill impairment charge of $3.9 million recorded in the second quarter of 2008 due to the changes in the business climate for IMPCO Australia, and an increase of $0.6 million in the reserve for the loan from BRC’s 50% joint venture, WMTM.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses for the three and nine months ended September 30, 2008 were $1.5 million and $6.0 million, respectively, a decrease of $2.6 million and $3.6 million from the same periods of 2007, respectively. Corporate expenses decreased primarily because of high costs incurred in connection with our voluntary stock option investigation in 2007, partially offset by $0.3 million of severance costs recorded in the second quarter of 2008 for our former chief financial officer.

Other Expense, Net. Other expense, net is primarily composed of unrealized foreign exchange gains and losses between the U.S. dollar and the euro with respect to “marking to market” of the intercompany MTM Loan balance, short-term MTM loan balances and the gains and losses with respect to the fair value determination of the related foreign exchange hedging agreement since the agreement did not qualify for hedge accounting. This foreign exchange forward contract matured in January 2008. We have not entered into any new foreign exchange forward contracts. For the three months ended September 30, 2008 and 2007, we recognized approximately $1.0 million in foreign exchange gain and $0.7 million in foreign exchange loss, respectively, in connection with the MTM Loan between the U.S. dollar and the euro offset by a gain on the foreign currency agreement of approximately $0.1 million in the three months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, we recognized approximately $0.1 million in foreign exchange gain and $1.1 million in foreign exchange loss, respectively, in connection with the MTM Loan and short-term MTM loans due to the exchange rate between the U.S. dollar and the euro, offset by a gain on the foreign currency agreement of approximately $0.1 million in both the nine months ended September 30, 2008 and 2007, respectively.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Interest Expense, Net. Net interest expense for the three and nine months ended September 30, 2008 was approximately $0.1 million and $0.4 million, compared to net interest expense of approximately $0.2 million and $0.7 million for the corresponding periods in 2007, respectively. The LaSalle senior credit facility matured on June 30, 2008 and was fully repaid prior to that date resulting in a reduction in the Company’s interest expense.

Income (Loss) in Unconsolidated Affiliates. For the three and nine months ended September 30, 2008, we recognized $0.1 million in loss and $19,000 in income, respectively, of our share of BRC’s unconsolidated affiliates. We recognized losses of $0.4 million and $0.9 million for the three and nine months ended September 30, 2008 related to BRC’s 50% joint venture, WMTM, which were recorded to the reserve for the loan from WMTM. For the three and nine months ended September 30, 2007, we recognized $0.1 million and $0.4 million, respectively, for our share in the income of BRC’s unconsolidated affiliates.

Provision for Income Taxes. Income tax expense for the three months ended September 30, 2008 was approximately $6.8 million for our foreign operations representing an effective tax rate of 34%. Income tax expense for the nine months ended September 30, 2008 was approximately $17.1 million for our foreign operations representing an effective tax rate of 38%. The decrease in the Company’s effective tax rate for 2008 is principally due to the reduction in the statutory tax rates in Italy where we generate a significant portion of our profits. We recognized approximately $0.1 million of income tax provision for the nine months ended September 30, 2008 for our IMPCO operations, which primarily relates to an increase in deferred tax liabilities due to the amortization of goodwill for income tax purposes that is not offset against the deferred tax asset in the determination of the required valuation allowance, as well as state taxes due. We determined that the likelihood of recoverability of the net U.S. deferred tax assets was less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes, therefore, a full valuation allowance has been provided for all U.S. deferred tax assets. We expect to reduce the valuation allowance if we are profitable or provide a full valuation allowance on future tax benefits realized in the United States if we have additional losses until we can sustain a level of profitability that demonstrates our ability to utilize the assets. We will continue to evaluate the recoverability of the deferred tax assets each quarter.

Income tax expense for the three months ended September 30, 2007 was approximately $2.1 million for our foreign operations representing an effective tax rate of 39%. Income tax expense for the nine months ended September 30, 2007 was approximately $5.7 million for our foreign operations representing an effective tax rate of 41%. IMPCO recorded an income tax provision of approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively, related to estimated U.S. state taxes due.

Extraordinary Gain. On August 1, 2008, IMPCO BV completed a redemption of the 49% minority interest of IMPCO BV from Beru AG for approximately $6.1 million, based on the exchange rate of the euro to the U.S. dollar on August 1, 2008. The purchase price was allocated to the related minority interest liability and resulted in the step-down of fixed assets value of $0.2 million and extraordinary gain of $0.2 million. Prior to the purchase of the minority interest, IMPCO held the 51% majority interest in IMPCO BV; therefore, the assets and liabilities of IMPCO BV were previously included in the prior period condensed consolidated balance sheet.

Liquidity and Capital Resources

Our ongoing operations are funded by cash generated from operations and debt financings. In addition, these sources of cash provide for capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At September 30, 2008, our cash and cash equivalents totaled approximately $34.3 million, an increase of $7.5 million from the $26.8 million of cash and cash equivalents at December 31, 2007.

Credit Agreements and Other Loans

We currently are party to several significant credit agreements:

MTM Loan. Our first significant credit agreement is the MTM Loan pursuant to which IMPCO borrowed approximately $22.0 million from MTM on December 23, 2004. The MTM Loan and the interest on it have been eliminated in the accompanying consolidated financial statements. The MTM Loan carries an interest rate equal to 1.5% above three-month EURIBOR per annum, which was at 6.8% at September 30, 2008, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM Loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009.

IMPCO must make four quarterly payments to MTM of $1.0 million each in 2008 and $1.2 million each in 2009, with any remaining unpaid principal and interest to be repaid upon maturity at the end of 2009. IMPCO paid the first quarter payment on April 10, 2008, the second quarter payment on July 17, 2008, and the third quarter payment on October 1, 2008. At October 1, 2008, September 30, 2008 and December 31, 2007, IMPCO owed $10.6 million, $11.6 million and $14.4 million, respectively, under the MTM Loan. We were in compliance with the covenants in the MTM Loan as of September 30, 2008.

The MTM Loan provides for automatic acceleration of all amounts owing in case of a default due to nonpayment for more than 15 days after the due date or due to the termination of Mariano Costamagna as our Chief Executive Officer or a material breach of his employment agreement. The MTM Loan also provides for acceleration of all amounts owing upon notice from MTM in case of any other default under the loan. The MTM Loan contains restrictive covenants limiting the Company’s ability to terminate Mariano Costamagna as its Chief Executive Officer, with certain exceptions for termination upon Mr. Costamagna’s death, as well as restrictions on purchasing, retiring or redeeming the Company’s capital stock. In addition, the MTM Loan contains restrictive covenants limiting IMPCO. from incurring additional debt obligations (other than unsecured trade credit and capital leases), from merging, consolidating or selling its assets and from making capital expenditures in excess of $3.0 million in any fiscal year.

If we are unable to obtain additional or replacement financing or draw dividends from our subsidiaries, we anticipate that we will not be able to pay the quarterly payments due under the MTM Loan in future quarters. If IMPCO were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM Loan causing it to become due in full and/or pursue the personal guarantee by Mariano Costamagna and Pier Antonio Costamagna, who have jointly and severally guaranteed IMPCO’s performance under the MTM Loan because of certain requirements arising under Italian law. In return for their guarantees, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO fails to perform the terms of the MTM Loan and Messrs. Costamagna are required to fulfill their guarantees, they may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights in the net assets and operations of BRC. This would have a material adverse effect upon our earnings and our financial position. Total assets and net assets for BRC operations at September 30, 2008 were $226.9 million and $119.5 million, respectively. For the nine months ended September 30, 2008, revenue and operating income for BRC were $224.8 million and $41.6 million, respectively. Total assets and net assets for BRC operations at December 31, 2007 (excluding IMPCO Australia) were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenue and operating income (excluding IMPCO Australia) for BRC were $138.8 million and $16.6 million, respectively.

In order to avoid defaulting on the MTM Loan, IMPCO has had to borrow additional principal amounts from MTM on a short-term basis and use the additional indebtedness to make the required debt service payments on the MTM Loan. On December 28, 2007, the board of directors of MTM passed a resolution approving a deferral of the December 31, 2007 principal payment due of $0.8 million on the MTM Loan to March 31, 2008, which IMPCO paid on April 10, 2008. The December 31, 2007 interest payment of $0.2 million was paid in January 2008. IMPCO repaid the amount on the short-term loans in full on July 17, 2008.

MTM Borrowings. On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million lent to IMPCO in the MTM Loan. The payment terms are such that MTM will pay $0.7 million on a quarterly basis throughout the term of the loan and interest based on the three-month EURIBOR plus 1% per annum, which was 6.3% at September 30, 2008. At September 30, 2008, the amount outstanding was $3.6 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80. In addition, MTM is required to maintain net assets of at least $28.9 million based on the euro to dollar exchange rate of 1 to 1.4449 on September 30, 2008. At September 30, 2008, MTM was in compliance with these covenants.

BRC Borrowings. On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy in which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli, S.r.L. which was completed on July 2, 2007 for approximately $8.5 million. The payment terms on this loan require BRC to pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 5.8% at September 30, 2008. At September 30, 2008, the amount outstanding was $6.6 million. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA of less than 1.25 to maintain this rate. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 6.6% at September 30, 2008.

BRC Credit Agreements. BRC is also party to two credit agreements. In 2002, BRC entered into an unsecured term loan agreement with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment. The loan is repayable in annual installments through 2011 and bears interest at the subsidized rate of 2.0%. At September 30, 2008, approximately $0.5 million was owed under the loan.

At September 30, 2008, BRC had unsecured lines of credit amounting to approximately $1.5 million, based on the exchange rate at September 30, 2008, with no outstanding balance on any of them. Additionally, BRC has commercial credit facilities secured by customer account receivables which allow borrowings up to a maximum of $15.5 million, of which the borrowing capacity was limited to $7.8 million at September 30, 2008. These credit facilities had no outstanding balance at September 30, 2008. Interest rates at September 30, 2008 for the unsecured lines of credit and the secured commercial credit facilities were the three-month EURIBOR plus 4% and 1%, respectively, which were 9.3% and 6.3%, respectively. Both the unsecured lines of credit and secured commercial credit facilities are callable on demand.

Other Borrowings. In addition, our subsidiary in the Netherlands has a credit facility with Fortis Bank N.V. that has a $3.3 million availability based on the exchange rate of the U.S. dollar to the euro at September 30, 2008. The available borrowings under the credit facility are based on the value of accounts receivable and inventory pledged by our operations in the Netherlands. The credit facility can be revoked by the bank at any time. The interest rate is variable and at September 30, 2008 was 6.26% per annum. At September 30, 2008, the outstanding balance under this credit facility was $1.0 million.

Liquidity Ratios

Our ratio of current assets to current liabilities was 1.8:1.0 at both September 30, 2008 and December 31, 2007. At September 30, 2008, our total working capital had increased by $17.5 million to $88.1 million from $70.6 million at December 31, 2007. This increase is primarily due to the following: (1) an increase of $15.5 million in net receivables primarily in BRC operations as a result of increased revenue; (2) an increase of $10.0 million in net inventories, primarily in our BRC operations; and (3) an increase of $7.5 million in cash and cash equivalents and $2.8 million in other current assets, which all were partially offset by (a) an increase of $15.7 million in accrued expenses and (b) an increase of $4.9 million in accounts payable. The increases in accrued expenses and accounts payable are primarily in our BRC operations as a result of costs associated with increased revenue.

Cash Flows

Net cash provided by operating activities during the nine months ended September 30, 2008 was $26.9 million compared to $22.5 million for the same period in 2007. Cash flows provided by operating activities in the nine months ended September 30, 2008 consisted of net income of $22.7 million adjusted for non-cash charges for depreciation and amortization expenses of $7.1 million, which included $2.2 million in amortization of intangible assets acquired and $0.8 million in depreciation of the step-up in fair value of Zavoli’s and BRC’s assets. Cash flows provided by operating activities for the same period in 2007 consisted of net income of $1.1 million adjusted for non-cash charges for depreciation and amortization expenses of $5.2 million, which included $1.6 million in amortization of intangible assets acquired and $0.6 million in depreciation of the step-up in fair value of Zavoli’s and BRC’s assets.

During the nine months ended September 30, 2008, other non-cash charges that impacted net cash provided by operating activities consisted of unrealized loss on foreign exchange transactions of $0.4 million, provision for inventory reserve of $2.3 million, provision for doubtful accounts of $0.3 million, minority interest in income of unconsolidated affiliates of $0.9 million, goodwill impairment loss of $3.9 million, and extraordinary gain of $0.2 million. During the nine months ended September 30, 2007, other non-cash charges that impacted net cash provided by operating activities consisted of unrealized loss on foreign exchange transactions of $0.7 million, provision for inventory reserve of $0.2 million, provision for doubtful accounts of $0.3 million and minority interest in income of consolidated affiliates of $1.5 million. These were partially offset by $0.4 million in our share in the income of unconsolidated affiliates.

During the nine months ended September 30, 2008, changes in working capital that affected operating cash flows were a $17.4 million increase in accounts receivable and a $13.9 million increase in inventory, partially offset by $16.7 million increase in accrued expenses and a $6.2 million increase in accounts payable. During the nine months ended September 30, 2007, changes in working capital that affected operating cash flows were a $12.4 million increase in accounts payable and $0.6 million increase in accrued expenses and a $1.1 million decrease in accounts receivable, partially offset by a $2.6 million increase in inventory.

Net cash used in investing activities was $14.1 million for the nine months ended September 30, 2008, compared to $11.7 million during the same period in 2007. Net cash used in investing activities for the nine months ended September 30, 2008, primarily consists of $7.6 million in capital expenditures, $6.3 million for purchases of minority interests in consolidated subsidiaries of IMPCO Australia and IMPCO BV and $0.2 million for technology purchased. For the nine months ended September 30, 2007, net cash used in investing activities primarily consisted of $8.0 million used for the acquisition of Zavoli and increases in capital expenditures in our BRC operations, partially offset by a decrease in capital expenditures in our IMPCO operations.

Net cash used in financing activities during the nine months ended September 30, 2008 was $4.3 million, which was primarily due to $2.3 million net payment on revolving lines of credit and payments of $3.1 million on BRC’s and MTM’s term loans, partially offset by $2.4 million proceeds from the exercise of stock options and warrants. Net cash provided by financing activities during the nine months ended September 30, 2007 was $1.4 million which was primarily a result of $6.7 million proceeds from BRC’s term loan used for the acquisition of Zavoli and $3.7 million of proceeds from the exercise of stock options and warrants, partially offset by payments on revolving lines of credit of $6.1 million and payments of $1.8 million on BRC’s and MTM’s term loans.

Our existing capital resources together with cash flows from operating activities are sufficient to fund our worldwide operations for at least the next 12 months. However, there are differences in the liquidity and cash flow needs of our two operating segments, BRC operations and IMPCO operations. Our existing capital resources together with cash flows from operating activities are expected to be sufficient to fund BRC operations for at least the next 12 months.

IMPCO operations’ existing capital resources together with cash flows from operating activities are sufficient to fund the international operations of IMPCO for at least the next 12 months. However, IMPCO bears the majority of our corporate expenses and has significant debt service requirements under the intercompany MTM Loan. While IMPCO’s existing capital resources together with cash flows from operating activities are expected to be sufficient to fund operations for at least the next 12 months, we anticipate that it will not have sufficient resources to make its debt service payments under the MTM Loan unless IMPCO obtains additional or replacement financing for the MTM Loan, draws dividends from its subsidiaries or obtains additional investments from Fuel Systems through additional financing activities or dividends from BRC.

The amount outstanding on the MTM Loan as of October 1, 2008 was $10.6 million. IMPCO is required to make four quarterly payments of $1.0 million during 2008, of which one additional payment is due on December 31, 2008, and quarterly payments of $1.2 million during 2009, with the balance outstanding due on December 31, 2009.

If IMPCO were to default on future payments or other terms of the loan agreement, MTM could accelerate the MTM Loan causing it to become due in full and/or pursue the personal guarantee by Messrs. Costamagna, who have jointly and severally guaranteed IMPCO’s performance under the intercompany MTM Loan because of certain requirements arising under Italian law. In return for their guarantees, we have pledged our equity interest in BRC as collateral in the event the guarantee is utilized. If IMPCO fails to perform the terms of the MTM Loan and Messrs. Costamagna are required to fulfill their guarantees, they may require us to reimburse them for their payments as guarantors, or they may take possession of our equity interest in BRC, or both. If they were to take possession of the BRC equity interest in total or partial satisfaction of their rights under the pledge agreement, we would lose our rights in the net assets and operations of BRC. This would have a material adverse effect upon our earnings and our financial position. Total assets and net assets for BRC operations at September 30, 2008 were $226.9 million and $119.5 million, respectively. For the nine months ended September 30, 2008, revenue and operating income for BRC were $224.8 million and $41.6 million, respectively. Total assets and net assets for BRC operations at December 31, 2007 (excluding IMPCO Australia) were $168.4 million and $91.1 million, respectively. For the year ended December 31, 2007, revenue and operating income (excluding IMPCO Australia) for BRC were $138.8 million and $16.6 million, respectively.

For periods beyond 12 months, IMPCO may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of our technologies and products. However, we offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all. Notwithstanding our cash flow issues at IMPCO, as regulations requiring lower emissions are increasing, we intend to pursue attractive potential acquisitions and other long-term opportunities that relate to our existing business or complimentary businesses. We anticipate that we would fund these ventures with cash from our BRC operations or with funds from future debt or equity financings.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements.

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

On January 5, 2005, our then 50% owned affiliate, BRC initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the MTM Loan. This hedging agreement was not designed to effectively and fully hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact our consolidated financial results either favorably or unfavorably. We concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. At December 31, 2007, we had one remaining contract outstanding under this agreement that matured on January 3, 2008. Upon maturity, we recognized a realized gain on the condensed consolidated statement of operations as part of other expense of $0.1 million for the nine months ended September 30, 2008, which approximated the recorded fair value of the derivative at December 31, 2007. At September 30, 2008, we did not have any foreign exchange forward contracts.

Foreign Currency Management. The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. Our international subsidiaries purchase certain products denominated in a currency other than their functional currency. As a result, a devaluation in the functional currency of our international subsidiaries could result in an increase the cost of our products, adversely affecting our competitiveness and profitability. We monitor this risk and attempt to minimize the exposure through the management of cash disbursements in local currencies and, when deemed appropriate, the use of forward currency contracts.

IMPCO’s payments on the MTM Loan are made in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. MTM records the foreign exchange effect of carrying the MTM Loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan is being eliminated for financial reporting purposes. However, the short-term loans between IMPCO and MTM were repaid in euros. IMPCO recorded the foreign exchange effect of carrying the short-term debt with MTM on its books even though this loan was eliminated for financial reporting purposes. For the nine months ended September 30, 2008 and 2007, the Company recognized a foreign exchange loss of approximately $0.1 million and $1.1 million, respectively, in other expense in connection with the MTM Loan and short-term loans between IMPCO and MTM.

We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB has since issued FASB Staff Positions (“FSP”) Nos. 157-1, 157-2, and proposed FSP No. 157-c to amend SFAS No. 157. FSP No. 157-1 clarifies the exclusion of SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions from the scope of SFAS No. 157, while FSP No. 157-2 delays for one year the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-c clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. Effective January 1, 2008, we adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

In October 2008, the FASB issued FSP No. 157-3 to further amend SFAS No. 157. This staff position addresses the issue of determining fair value of an asset when the market for that asset is not active and modified the example related to Level 3 of inputs. Our adoption of SFAS No. 157 did not have an impact on our financial position or results of operations. We are currently evaluating the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This fair value option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted the provisions of SFAS No. 159 as of January 1, 2008 and did not elect the fair value option to measure certain financial instruments. However, we will continue to evaluate this issue and may change the election in the future for new financial instruments.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS No. 141R will have an impact on our accounting for business combinations completed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 outlines the accounting and reporting for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning on or after December 15, 2008. We have not yet determined the impact of adopting SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the requirements of SFAS No. 161 and the impact, if any, that the adoption of this statement will have on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact that FSP No. 142-3 will have on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles. The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

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

Our most significant foreign currency exposure relates to the euro. We recognize foreign exchange gains and losses in relation to the MTM Loan, which had a carrying value of $11.6 million at September 30, 2008. BRC recognizes gains and losses on a mark-to-market basis of this loan balance on its books because the loan will be settled in U.S. dollars and BRC maintains its records in its reporting currency, the euro. Hypothetically, if the U.S. dollar were to weaken or strengthen by 10% from the spot rate of $1.4449 to the euro at September 30, 2008, BRC would record a loss or gain, respectively, on foreign exchange of $1.2 million for the three months ended September 30, 2008.

Additional information relating to our foreign currency exposures are discussed under the heading “Derivative Financial Instruments” included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Fuel Systems Solutions, Inc. and subsidiaries required to be included in our periodic SEC filings. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as more fully explained below, have identified certain control deficiencies that we have determined represent material weaknesses in our internal control over financial reporting as of September 30, 2008. Due to the identification of material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective.

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

•

We have taken remedial action with respect to internal controls surrounding our financial close procedures at BRC. Quarterly, the FSS Corporate Controller or Corporate International Controller visits BRC to conduct an in-depth review of BRC’s quarterly financial statements and the preparation of BRC’s consolidating financial statements;

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

Management believes that the review procedures performed by the FSS Corporate Controller or Corporate International Controller of BRC’s quarterly financial statements, hiring of additional qualified finance and accounting personnel at BRC and the internal audit procedures of our non-U.S. subsidiaries overseen by our Director of Sarbanes-Oxley Compliance provide an appropriate remediation of the material weakness related to lack of sufficient technical expertise in U.S. GAAP; however, the controls have not yet operated effectively for a sufficient period of time to determine their operating effectiveness. Accordingly, management does not deem this material weakness to be fully remediated as of the date of the filing of this quarterly report on Form 10-Q.

Management also believes that the remediation procedures over system backup retention policies, program change management controls, and planned remediation procedures over segregation of duties will provide an adequate remediation effort to address the effectiveness of IT controls at BRC. However, while we have an action plan to address the material weakness noted above, certain controls over the IT system are not yet implemented and therefore, such measures have not been sufficient to effectively remediate the noted weakness.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter ended September 30, 2008, except for the remediation efforts described above.

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

Reduced consumer or corporate spending due to weakness in the financial and credit markets and uncertainties in the economy, domestically and internationally, may adversely affect our revenues and operating results.

We depend on demand from the consumer, original equipment manufacturer, contract manufacturing, industrial, automotive and other markets we serve for the end market applications that use our products. All of these markets have been and may continue to be affected by the recent upheavals in global financial markets which have caused extreme economic disruption in recent months. If we experience reductions in consumer or corporate demand for our products as a result of uncertain conditions in the macroeconomic environment, such as volatile energy prices, inflation, fluctuations in interest rates, difficulty securing credit, extreme volatility in security prices, diminished liquidity, mortgage failures, or other economic factors, our revenues and operating results could be adversely affected.

In addition, these conditions may also materially impact our customers, suppliers and other parties with which we do business. Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers who operate in cyclical industries or who may not be able to secure sufficient credit in order to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Adverse economic and financial markets conditions may also cause our suppliers to be unable to provide materials and components to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for our amounts owing them or reducing the maximum amount of trade credit available to us. Changes of this type could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Declining oil prices may adversely affect the demand for our products.

We believe that our sales in recent periods have been favorably impacted by increased consumer demand prompted by rising oil prices. In the past two months, oil prices have rapidly decreased and may continue to decrease, resulting in a decline of the demand for our products which would adversely affect our revenues, operating results and cash flows.

Currency exchange rate fluctuations and devaluations may have a significant adverse effect on our revenues, sales and overall financial results.

For the nine-month period year ended September 30, 2008, non-U.S. operations accounted for approximately 82% of our revenue. Therefore, gains and losses on the conversion of foreign currency denominated expenses into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause significantly reduced revenue and/or gross margins from non-U.S. dollar-denominated international revenue.

Also, for the nine-month period ended September 30, 2008, euro denominated revenue accounted for approximately 79% of our total revenue, so a substantial change in the rate of exchange between the U.S. dollar and the euro in particular could have a significant adverse affect on our financial results.

The U.S. dollar has been gaining strength against foreign currencies in recent weeks. If the exchange rate between the U.S. dollar and the euro shifts significantly because of a strengthening U.S. dollar, a large portion of our revenue may be eliminated simply in the translation from euro to U.S. dollar for financial reporting purposes. We currently do not and may not be able to hedge against these risks.

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

We do not have long-term contracts with many of our customers. Generally, our product sales are made on a purchase order basis, which allows our customers to reduce or discontinue their purchases. Accordingly, we cannot predict the timing, frequency or size of our future customer orders. Our ability to accurately forecast our sales is further complicated by the current global economic uncertainty. We maintain significant inventories at MTM, the majority of our transportation division, in an effort to ensure that our European transportation customers have a reliable source of supply. If we fail to anticipate the changing needs of our customers and accurately forecast our customer demands, our customers may not continue to place orders with us, and we may accumulate significant inventories of products which we will be unable to sell or return to our vendors. This may result in a significant decline in the value of our inventory and a decrease to our future gross profit.

In addition, due in part to the recent fluctuations in gasoline prices which have oriented automotive manufacturers to promote gaseous fuel equipment and the perceived environmental benefits from alternative fuels, we have experienced a recent, significant increase in the demand for our fuel systems components and systems. To meet this increase in demand, we have recently expanded our operational capacity, including opening a new facility in Italy. We may continue to make significant investments in our business to increase our operational capacity without any guarantee or long-term commitments from our customers that they will continue to purchase our components and systems with the same timing, frequency and size. As a result, we may not recover the costs of any increased investment in our operations which could have a material, adverse effect on our consolidated financial position, results of operations and cash flows.

Our actual operating results may differ significantly from our guidance.

From time to time, we release guidance in our quarterly earnings releases, quarterly earnings conference call or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in our “Risk Factors” in this Quarterly Report on Form 10-Q or in our Annual Report on From 10-K for the year ended December 31, 2007 could result in the actual operating results being different from our guidance, and such differences may be adverse and material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on the purchases of our outstanding common shares made by us during the three months ended September 30, 2008. These purchases were made in open-market transactions in order to provide for the Company’s obligations under our deferred compensation plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2008	609	$35.92	n/a	n/a
August 1–31, 2008	—	—	n/a	n/a
September 1–30, 2008	—	—	n/a	n/a

Total	609	$35.92	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of Fuel Systems Solutions, Inc. was held on August 6, 2008. There were 15,677,163 shares of the Company’s common stock issued, outstanding and entitled to vote on June 30, 2008, the record date. Stockholders were presented with a single proposal to elect three directors at the meeting. The name of each director nominee is set forth below along with the number of votes he received, such votes being sufficient to elect each of the nominees.

Director Nominee	Votes For	Votes Withheld
Norman L. Bryan	8,521,295	1,325,872
Douglas R. King	8,453,968	1,393,199
James W. Nall	9,682,648	164,519

Item 5.	Other Information

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL SYSTEMS SOLUTIONS, INC.

Date: November 10, 2008	By:	/s/ BILL E. LARKIN
Bill E. Larkin
Chief Financial Officer