Form 10-K
period 2008-12-31
Fuel Systems Solutions, Inc.
filed 2009-03-10
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(714) 656-1300

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $320.4 million based upon the closing sale price of the registrant’s common stock of $38.50 on June 30, 2008, as reported on the Nasdaq Stock Market.

As of February 15, 2009, the registrant had 16,072,583 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FUEL SYSTEMS SOLUTIONS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Statements about our plans, intentions and expectations are not historical facts but rather are based on current expectations, estimates, projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions to help identify forward-looking statements. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends at the time of the filing of this Annual Report on Form 10-K. You should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A list of the known material factors that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is included in Item 1A “Risk Factors.” You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Annual Report.

PART I

Item 1.	Business.

Overview

We design, manufacture and supply alternative fuel components and systems for use in the transportation, industrial and power generation industries on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For 50 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of over 180 distributors and dealers in more than 60 countries and more than 100 original equipment manufacturers, or OEMs.

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

Automobile manufacturers, taxi companies, transit and shuttle bus companies, and delivery fleets are among our most active customers outside the United States. We recently announced our intention to expand into these same markets within the United States. Additionally, users of small and large industrial engines capitalize on the lower cost and pollutant benefits of using alternative fuels. For example, forklift and other industrial equipment users often use our products to operate equipment indoors resulting in lower toxic emissions. The wide availability of gaseous fuels in world markets combined with their lower emissions and cost compared to gasoline and diesel fuels is driving rapid growth in the global alternative fuel industry market. In 2008, 2007 and 2006, approximately 87%, 77% and 78% of our revenue, respectively, was derived from sales outside the United States.

Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Fuel Systems Solutions, Inc., or Fuel Systems, and subsidiaries. We were incorporated in Delaware in 1985 after having provided automotive and alternative fuel solutions in a variety of organizational structures since 1958. In 2006, we reorganized our business and corporate structure creating Fuel Systems Solutions, Inc. as a holding company with our two operating segments, IMPCO operations, our industrial business, and BRC operations, our transportation business, organized according to their market and operating activities. Our IMPCO operations recently announced its intention to expand into the U.S. automotive alternative fuel transportation market. As of December 31, 2008, the IMPCO operations had not yet derived any sales from the U.S. automotive alternative fuel transportation market.

The predecessor to Fuel Systems was IMPCO Technologies, Inc., which we refer to as IMPCO U.S., and all of our filings with the SEC prior to our reorganization are filed under the name of IMPCO Technologies, Inc. Our periodic and current reports, and any amendments to those reports, are available, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC on our website: www.fuelsystemssolutions.com. The information on our website is not incorporated by reference into this report. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N E, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding us at http://www.sec.gov.

Alternative Fuel Industry

Overview

Our business is focused on the alternative fuel industry. We believe three independent market factors—economics, energy independence and environmental concerns—are driving the growth of the market for alternative fuel technology. We believe the historic price differential between propane or natural gas and gasoline results in an economic benefit to end users of alternative fuel technology. In transportation markets, the price of alternative fuels such as natural gas or propane is typically substantially less than the price of gasoline. By converting a liquid fueled internal combustion engine to run on propane or natural gas, customers can capitalize on this fuel price differential. End-users may recoup the cost of the conversion within six to eighteen months, depending on the fuel cost disparity prevailing at the time. Transportation companies in various countries, including Italy, Turkey, Poland, Australia, Brazil, Argentina and many countries in Asia are also taking advantage of these economics.

In addition to economic benefits of alternative fuels to end-users, some governments have sought to create a demand for alternative fuels in order to reduce their dependence on imported oil and reduce their unfavorable balance of payments by relying on their natural gas reserves. Alternative fuel vehicles that operate on natural gas or propane can lessen the demand for gasoline.

Environmental concerns have also driven the growth of the alternative fuel industry. According to the Natural Gas Vehicles for America, per unit of energy, natural gas contains less carbon than any other fossil fuel, and thus produces lower carbon dioxide (CO2) emissions per vehicle mile traveled. Tests have shown that vehicles operating on natural gas produce up to 20 percent less greenhouse gas emissions than comparable gasoline vehicles and up to 15 percent less than comparable diesel vehicles. Tests conducted by the U.S. Environmental Protection Agency show that propane-fueled vehicles produce 30 percent to 90 percent less carbon monoxide and about 50 percent fewer toxins and other smog-producing emissions than gasoline engines, as reported by the Propane Education Resource Council.

Markets

We are directly involved in two market segments: the transportation segment and the industrial segment, including mobile and power generation equipment. These segments have seen growth in the use of clean-burning gaseous fuels due to the less harmful emissions effects of gaseous fuels and the cost advantage of gaseous fuels over gasoline and diesel fuels. Historically, we have derived all of our transportation segment revenues from countries outside the United States. We recently announced our intention to expand our business to offer alternative fuel systems solutions in the automotive alternative fuel transportation market in the United States.

Transportation

According to the most recent statistics from the U.S. Department of Energy and International Association for Natural Gas Vehicles, there are over ten million propane, or LPG, vehicles and nearly eight million natural gas vehicles in use worldwide, either for personal mobility, fleet conveyance or public transportation. As the world’s vehicle population increases, most growth will occur in developing countries within Asia, North Africa and areas of the Middle East. These regions currently have the lowest ratio of vehicles per one thousand people and are slated to grow rapidly over the next ten years as economic improvements stimulate personal vehicle ownership. The Energy Information Administration of the U.S. Department of Energy, the World Bank, the Office of Economic and Community Development, the fifteen countries of the European Union and the Asian Development Bank suggest that interest in expanding the use of alternative fuel vehicles is mounting in many parts of the developed and developing world. In Europe, alternative fuel vehicles have rapidly penetrated the transportation market. The European Union’s four largest natural gas-consuming members, the United Kingdom, Germany, France and Italy, all have introduced incentives to encourage the use of gaseous-fueled vehicles. The European Union has established a target to replace 20% of its liquid fueled vehicles with gaseous fueled vehicles by 2020.

Asia is emerging as a significant growth market for alternative fuel vehicles. China, with a rapidly expanding transportation sector and is already the world’s fastest growing oil consumer and it will continue to grow in importance on world energy markets as many forecasts suggest that strong economic growth will increase demand.

Industrial

Engines in equipment such as forklifts, aerial platforms, sweepers, turf equipment, power generators and other mobile industrial equipment have long been workhorses of developed countries and comprise a significant portion of our global business. With developed countries such as the United States, and the countries in Asia and Europe seeking a broader consensus on regulation of emission sources in an attempt to further reduce air pollution, many countries have legislated, and we believe will continue to legislate, emission standards for this type of equipment.

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

The World Energy Outlook 2008 projects the global primary energy demand to grow by 45% between 2006 and 2030 at an average annual rate of 1.6% per year. Even though the earth’s energy resources are adequate to meet this demand, the amount of investment that will be needed to exploit these resources will be higher than in the past. World Energy Outlook 2008 estimated that an investment of $26.3 trillion is needed through 2030. According to the World Energy Outlook 2008, world oil resources are judged to be sufficient to meet the projected growth in demand to 2030; however, a supply-side crunch involving an abrupt escalation in oil prices cannot be ruled out. Consequently, natural gas remains a key fuel in the electric power and industrial sectors. Consumption of natural gas worldwide is expected to rise from 104 trillion cubic feet in 2005 to 158 trillion cubic feet in 2030. Gaseous fuels such as propane and natural gas have significant reserves available worldwide that are less costly to refine compared to crude oil and have historically been less expensive than liquid fuels. According to the U.S. Geological Survey’s World Petroleum Assessment 2000, a significant volume of natural gas remains to be discovered. China and India, the world’s most heavily populated nations, are actively developing their infrastructure to facilitate natural gas consumption and imports.

Competitive Advantages

Participants in our industry compete on price, product performance and customer support.

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

Customers and Strategic Relationships

IMPCO’s customers include some of the world’s largest engine manufacturer OEMs, and BRC’s customers include some of the world’s largest automotive OEMs.

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

In 2008, one customer represented 10.7% of our consolidated sales. In 2007 and 2006, no single customer represented more than 10% of our consolidated sales. During 2008, 2007, and 2006, sales to our top ten customers accounted for 36.3%, 39.7%, and 36.5% of our consolidated sales, respectively. If our largest customer or several of these key customers were to reduce their orders substantially, we would suffer a decline in sales and profits, and those declines could be substantial.

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

All of our products are designed, tested and validated in accordance with our own internal requirements, as well as tested and certified with major regulatory and safety agencies throughout the world, including Underwriters Laboratories in North America and TÜV in Europe. The following table describes the features of our products:

Products	Features
Fuel Metering	• Designed to operate on propane, natural gas or digester gas fuels

• Electronic control overlays allow integration with modern emissions monitoring systems for full emissions compliance capability

• Designed for high resistance to poor fuel quality

Fuel Regulation	• Reduces pressure of gaseous and liquid fuels

• Vaporizes liquid fuels

• Handles a wide range of inlet pressures

Fuel Shut-Off	• Mechanically or electronically shuts off fuel supply to the regulator and engine

• Available for high-pressure vapor natural gas and low-pressure liquid propane

• Designs also incorporate standard fuel filtration to ensure system reliability

Electronics & Controls	• Provides closed loop fuel control allowing integration with existing sensors to ensure low emissions

• Integrates gaseous fuel systems with existing engine management functions

Engine-Fuel Delivery Systems	• Turnkey kits for a variety of engine sizes and applications

• Customized applications interface based on customer requirements

Fuel Systems	• Complete vehicle and equipment systems for aftermarket and post-production OEM conversion

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

• Provide customers with the required tools to manage in-field traceability and other requirements beyond initial emission compliance

Capabilities	Applications
Testing and Validation	• Component endurance testing

• Component thermal and flow performance cycling

• Engine and vehicle testing and evaluation for performance and emissions

Sub-System Assembly	• Pre-assembled modules for direct delivery to customers’ production lines

• Sourcing and integrating second and third tier supplier components

Training and Technical Service	• Complete technical service support, including technical literature, web-based information, direct telephone interface (in all major countries) and on-site support

• Training services through sponsored programs at approved colleges, at our facilities worldwide and on-site at customer facilities

Service Parts and Warranty Support	• Access to service parts network, along with direct support in development of customers’ own internal service parts programs and procedures

Sales and Distribution

We sell products through a worldwide network encompassing over 180 distributors and dealers in more than 60 countries and through a sales force that develops sales with distributors, OEMs and large end-users. Our operations focus on OEM and aftermarket distributors in the transportation, industrial and power generation markets. Of these markets, we believe that the greatest potential for growth is in the Europe, Asia Pacific, North America and Middle East regions in sales to transportation OEMs and the related aftermarket and in North America in sales to industrial OEMs and the related aftermarket.

During the years 2008, 2007 and 2006, sales to distributors accounted for 60.5%, 61.3% and 63.6%, respectively, of our net revenue, and sales to OEM customers accounted for 39.5%, 38.7% and 36.4%, respectively, of our net revenue.

Distributors generally service the aftermarket business for the conversion of liquid fueled engines to gaseous fuels. Many domestic distributors have been our customers for more than 30 years, and many of our export distributors have been our customers for more than 20 years. Small-volume OEMs are generally specialized and privately owned enterprises.

Information regarding revenue, income and assets of each of our two business segments, IMPCO operations and BRC operations, and our revenue and assets by geographic area is included in Note 12 to the consolidated financial statements.

Manufacturing

We manufacture and assemble a majority of our products at our facilities in Santa Ana, California, and Cherasco, Italy and to a lesser extent at some of our other international facilities. Current manufacturing operations consist primarily of mechanical assembly and light machining. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic and foreign automotive and electronics suppliers, die casters, stamping operations, specialized diaphragm manufacturers and machine shops. In 2008, no supplier accounted for more than 10% of our purchases of raw materials and services. In 2007 and 2006, Power Solutions, Inc. accounted for approximately 10.4% and 11.8%, respectively, of our purchases of raw materials and services.

Material costs and machined die cast aluminum parts represent the major components of our cost of sales. Coordination with suppliers for quality control and timely shipments is a high priority to maximize inventory management. We use a computerized material requirement planning system to schedule material flow and balance the competing demands of timely shipments, productivity and inventory management. Our California and Italy manufacturing facilities are ISO-9001 certified.

Research and Development

Our research and development programs provide the technical capabilities that are required for the development of systems and products that support the use of gaseous fuels in internal combustion engines. Our research and development is focused on fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines. Our research and development expenditures were approximately $11.1 million, $7.9 million, and $8.1 million in 2008, 2007 and 2006, respectively.

Competition

Our key competitors in gaseous fuel delivery products, accessory components and engine conversions markets include Landi Group, OMVL, S.r.L. and O.M.T. Tartarini, S.r.L. located in Europe; Aisan Industry Co. Ltd. and Nikki Company Ltd. in Japan; and TeleflexGFI in North America and Europe. These companies, together with us, account for a majority of the world market for alternative fuel products and services. In the future, we may face competition from traditional automotive component suppliers, such as the Bosch Group, Delphi Corporation, Siemens VDO Automotive AG and Visteon Corporation, and from motor vehicle OEMs that develop fuel systems internally. Industry participants compete on price, product performance and customer support.

Product Certification

We must obtain emission compliance certification from the Environmental Protection Agency to sell certain of our products in the United States, receive certification from the California Air Resources Board to sell certain products in California and meet European standards for emission regulations in Europe. Each car, truck or van sold in each of these markets must be certified before it can be introduced into commerce, and its products must meet component, subsystem and system level durability, emission, refueling and various idle tests. We have also obtained international emissions compliance certification in Argentina, Australia, Brazil, Canada, Chile, Europe, Russia, Mexico and Thailand. We strive to meet stringent industry standards set by various regulatory bodies. Approvals enhance the acceptability of our products in the worldwide marketplace. Many foreign countries also accept these agency approvals as satisfying the “approval for sale” requirements in their markets.

Employees

As of December 31, 2008, we employed approximately 1,448 persons, excluding those employed by our unconsolidated affiliates in Brazil, Italy and Korea. Of these employees, 247 were employed in IMPCO operations, of which 46 are foreign employees, and 1,201 were employed in BRC operations all of which are foreign employees. None of our employees are represented by a collective bargaining agreement. Italian employees employed by BRC are subject to national labor contracts. We consider our relations with our employees to be good.

Intellectual Property

We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have two U.S. patents and four Italian patents issued. Our U.S. patents will expire in February 2011 and October 2025, and our Italian patents will expire on various dates until April 2026. We do not expect the expiration of our patents to have a material effect on our revenue.

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

Third parties may claim that our products and systems infringe their patents or other intellectual property rights. Identifying third party patent rights can be particularly difficult, especially since patent applications are not published until 18 months after their filing dates. If a competitor were to challenge our patents, or assert that our products or processes infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to design around their patents, pay substantial damages or even be forced to cease our operations, any of which could be expensive and/or have an adverse effect on our operating results. Third party infringement claims, regardless of their outcome, would not only consume our financial resources, but also would divert the time and effort of our management and could result in our customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

Item 1A.	Risk Factors.

Reduced consumer or corporate spending due to weakness in the financial and credit markets and uncertainties in the economy, domestically and internationally, may adversely affect our revenue and operating results.

We depend on demand from the consumer, original equipment manufacturer, contract manufacturing, industrial, automotive and other markets we serve for the end market applications that use our products. All of these markets have been and may continue to be affected by the recent instability in global financial markets that have caused extreme economic disruption in recent months. Reductions in consumer or corporate demand for our products as a result of uncertain conditions in the macroeconomic environment, such as volatile energy prices, inflation, fluctuations in interest rates, difficulty securing credit, extreme volatility in security prices, diminished liquidity, mortgage failures, or other economic factors, negatively affect our revenue and operating results could be adversely affected. We realized a slow decline in demand for products in the industrial market during most of 2008, which impacted sales in our IMPCO operating division. The demand for our products in the automotive aftermarket and from post-production OEMs, however, continued to increase during most of 2008, though we did notice a reduction in demand in the fourth quarter.

Negative economic conditions may also materially impact our customers, suppliers and other parties with which we do business. Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers who operate in cyclical industries or who may not be able to secure sufficient credit in order to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition.

Adverse economic and financial markets conditions may also cause our suppliers to be unable to provide materials and components to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for our amounts owing them or reducing the maximum amount of trade credit available to us. While we have not yet experienced changes of this type, they could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our existing debt could adversely affect our business and growth prospects.

At December 31, 2008, and after giving effect to the payment of our MTM Loan in full, we had approximately $12.0 million of outstanding debt and credit lines that allow us to borrow up to an aggregate of $57.2 million. Our level of debt, the cash flow needed to satisfy our debt and the covenants contained in our credit agreements could:

•	limit funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;

•	limit our ability to incur additional indebtedness;

•	limit our ability to capitalize on significant business opportunities;

•	place us at a competitive disadvantage to those of our competitors that are less indebted than we are;

•	make us more vulnerable to rising interest rates;

•	make us more vulnerable in the event of a downturn in our business; and

•	prevent us from obtaining additional financing on acceptable terms or limit amounts available under our existing or any future credit facilities.

For additional information regarding our debt, please see the “Liquidity and Capital Resources” section of Item 7 “Management’s Discussion of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Further declines in oil prices may adversely affect the demand for our products.

We believe that our sales in recent years have been favorably impacted by increased consumer demand prompted by rising oil prices. In the past several months, oil prices rapidly decreased and may remain low or continue to decrease, resulting in a decline of the demand for our products, which would adversely affect our revenue, operating results and cash flows.

Currency exchange rate fluctuations and devaluations may have a significant adverse effect on our revenue, sales and overall financial results.

For the year ended December 31, 2008, non-U.S. operations accounted for approximately 81% of our revenue. Therefore, gains and losses on the conversion of foreign currency denominated expenses into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause significantly reduced revenue and/or gross margins from non-U.S. dollar-denominated international revenue.

Also, for the year ended December 31, 2008, euro denominated revenue accounted for approximately 77% of our total revenue; therefore a substantial change in the rate of exchange between the U.S. dollar and the euro could have a significant adverse affect on our financial results.

The U.S. dollar has been gaining strength against foreign currencies in recent months. If the exchange rate between the U.S. dollar and the euro shifts significantly because of a strengthening U.S. dollar, a large portion of our revenue may be reduced in the translation from euro to U.S. dollar for financial reporting purposes. We currently do not and may not in the future be able to hedge against these risks.

We maintain a significant investment in inventory and have recently made significant investments in the expansion of our operations to meet recent increases in demand for our product without long-term contracts with customers. A decline in our customers’ purchases could lead to a decline in our sales and profitability.

We do not have long-term contracts with many of our customers. Generally, our product sales are made on a purchase order basis, which allows our customers to reduce or discontinue their purchases from us. Accordingly, we cannot predict the timing, frequency or size of our future customer orders. Our ability to accurately forecast our sales is further complicated by the current global economic uncertainty. We maintain significant inventories at MTM S.r.L., the principal operating company in our transportation division, in an effort to ensure that our European transportation customers have a reliable source of supply. Our total inventory at December 31, 2008 was $92.6 million, an increase of $22.3 million compared to our total inventory at December 31, 2007. If we fail to anticipate the changing needs of our customers and accurately forecast our customer demands, our customers may not continue to place orders with us, and we may accumulate significant inventories of products that we will be unable to sell or return to our vendors. This may result in a significant decline in the value of our inventory and a decrease to our future gross profit.

In addition, due in part to the recent fluctuations in gasoline prices that have oriented automotive manufacturers to promote gaseous fuel equipment and the perceived environmental benefits from alternative fuels, we have experienced a recent, significant increase in the demand for our fuel systems components and systems. To meet this increase in demand, we have recently expanded our operational capacity, including opening new facilities in Italy. We may continue to make significant investments in our business to increase our operational capacity without any guarantees or long-term commitments from our customers that they will continue to purchase our components and systems with the same timing, frequency and size as we expect. As a result, we may not recover the costs of any increased investment in our operations which could have a material, adverse effect on our consolidated financial position, results of operations and cash flows.

We may not be able to successfully integrate our recently acquired business or any future acquired businesses into our existing worldwide business without substantial expenses, delays or other operational or financial problems.

We have recently acquired the Argentine companies Distribuidora Shopping S.A. and Tomasetto Achille, S.A., and as a part of our business strategy we may seek to acquire additional businesses, technologies or products in the future. We cannot assure you that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. We could also incur unanticipated expenses or losses in connection with any acquisition or future transaction.

Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

•	difficulties in combining previously separate businesses into a single unit;

•

inability to overcome differences in foreign business practices, accounting practices, customs and importation regulations, language and other barriers in connection with the acquisition of foreign companies;

•	substantial diversion of management’s attention from day-to-day business when evaluating and negotiating such transactions and then integrating an acquired business;

•	discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired that are not realizable;

•	costs and delays in implementing, and the potential difficulty in maintaining, uniform standards, controls, procedures and policies, including the integration of different information systems;

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; and

•	failure to achieve anticipated benefits such as cost savings and revenue enhancements.

We are dependent on certain key customers, and the loss of one or more customers could have a material adverse effect on our business.

A substantial portion of our business results from sales to key customers. In the year ended December 31, 2008, one customer represented 10.7% of our consolidated sales. In the year ended December 31, 2007, no one customer exceeded 10% of our consolidated sales. Sales to our top ten customers during the years ended December 31, 2008 and 2007 accounted for approximately 36.3% and 39.7% of our consolidated sales, respectively. If our largest customer or several of these key customers were to reduce their orders substantially, we would suffer a decline in revenue and profits, and those declines could be material and adverse.

We depend on a limited number of third party suppliers for key materials and components for our products.

We have established relationships with third party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products or would significantly increase our production costs, either of which would negatively impact our results of operations and business. In addition, we rely on a limited number of suppliers for certain proprietary die cast parts, electronics, software, catalysts as well as engines for use in our end products. Approximately 34.6% and 36.9% of our purchases of raw materials and services during the years ended December 31, 2008 and 2007, respectively, were supplied by ten entities. We could incur significant costs in the event that we are forced to utilize alternative suppliers.

Mariano Costamagna’s employment agreement may limit our board of directors’ ability to change our senior management.

Mariano Costamagna, BRC’s co-founder, our director and Chief Executive Officer, has entered into a new employment agreement with us that is effective from January 1, 2009 until December 31, 2012. His new employment agreement provides for an annual base salary of $360,000 paid in U.S. dollars and €120,000 paid in euros (approximately $169,000 converted to U.S. dollars as of December 31, 2008), as well as bonuses, benefits and expenses. If, during the term of his employment, we terminate Mr. Costamagna’s employment other than for “cause” or disability or if Mr. Costamagna resigns for “good reason,” we must pay Mr. Costamagna a severance payment equal to $5.0 million divided into five equal installments (the first of which is due on the 60th day following termination with subsequent installments due on each anniversary of termination); provided that Mr. Costamagna abides by certain covenants limiting his ability to compete with us, solicit our employees or interfere with our business during those four years following his termination. The required severance payment may limit our board of directors’ ability to decide whether to retain or to replace Mr. Costamagna or to reallocate management responsibilities among our senior executives, a fact that may, in certain circumstances, have an adverse effect on our business, operations and financial condition.

Unionized labor disputes at original equipment manufacturer facilities can negatively affect our product sales.

As we become more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. For 2008 and 2007, direct OEM product sales accounted for 39.5% and 38.7% of our revenue, respectively. Labor unions represent most of the labor forces at OEM facilities. In the past, labor disputes have occurred at OEM facilities, which have adversely impacted our direct OEM product sales. Such labor disputes are likely to occur in the future and, if they do occur, will negatively impact our sales and profitability.

We face risks associated with marketing, distributing, and servicing our products internationally.

In addition our operations in the United States, we currently operate in Italy, Australia, the Netherlands, Japan, Brazil and Argentina, and market our products and technologies in other international markets, including both industrialized and developing countries. During 2008 and 2007, approximately 13% and 23% of our revenue, respectively, was derived from sales to customers located within the United States and Canada, and the remaining 87% and 77%, respectively, was derived from sales in Asia, Europe, Latin America and the Middle East where economics and fuel availability make our products more competitive. Additionally, approximately 86% of our employees and 86% of our approximately 185 distributors and dealers worldwide are located outside the United States. Our combined international operations are subject to various risks common to international activities, such as the following:

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

Because of our significant operations outside of the United States, we engage in business relationships and transactions that involve many different currencies. Exchange rates between the U.S. dollar and the local currencies in these foreign locations where we do business can vary unpredictably. These variations may have an effect on the prices we pay for key materials and services from overseas vendors in our functional currencies under agreements that are priced in local currencies. If exchange rates with local currencies decline, our effective costs for such materials and services would increase, adversely affecting our profitability. Operating cash balances held at non-U.S. banks (which were 90.1% of our consolidated cash and cash equivalents at December 31, 2008) are not federally insured and therefore may pose a risk of loss to us.

We derive income from unconsolidated foreign companies that we do not control. We may never realize any value from our investment in our unconsolidated foreign subsidiary WMTM Equipamento de Gases Ltda, and WMTM may be unable to pay on amounts owed to our consolidated subsidiary MTM for the purchase of components or its loan owing to us.

We recognize 50% of the earnings and losses of WMTM Equipamento de Gases, Ltda, a Brazilian joint venture with an American partner, and 50% of the earnings and losses of MTE, S.r.L., an Italian company. Although the agreements that govern our relationships with these entities provide us with some level of control over our investments, we do not have the ability to control their day-to-day operations or their management. As a result, we cannot control these entities’ ability to generate income.

WMTM’s losses over the period of our investment have exceeded the amount of our investment in WMTM. In addition, our consolidated subsidiary MTM sells components to WMTM. During 2008 and 2007, we accounted for sales to WMTM on the cash basis; revenue attributed to sales to WMTM was deferred until receipt of payment and inventory was recorded on a consignment basis. As of December 31, 2008, the amounts billed to WMTM but not yet collected totaled $3.2 million. As of December 31, 2008, inventory on consignment at WMTM was $1.3 million and such amount is reflected as consigned inventory after elimination of profit of $1.1 million, net of reserve of $0.8 million. Moreover, we extended the maturity date on our loan to WMTM ($3.4 million outstanding at December 31, 2008 of which we have impaired the entire balance) from January 31, 2007 to January 31, 2010. As of December 31, 2008, amounts due to us by WMTM aggregated to $6.6 million, of which $3.2 million is past due and of which all such amounts have been fully reserved. We may never realize any value from our investment in WMTM, and WMTM may be unable to pay amounts owed to MTM for the purchase of components or its loan owing to us.

We are highly dependent on certain key personnel.

Our success depends on the management and leadership skills of our senior management team. The unexpected loss of any of these individuals or an inability to attract and retain additional personnel could impede or prevent the implementation of our business strategy. Although we have incentives for management to stay with us, we cannot assure that we will be able to retain all of our existing senior management personnel or attract additional qualified personnel when needed.

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

We must obtain product certification from governmental agencies, such as the EPA and the California Air Resources Board, to sell certain of our products in the United States and must obtain other product certification requirements in Italy and other countries. A significant portion of our future sales will depend upon sales of fuel management products that are certified to meet existing and future air quality and energy standards. We cannot assure you that our products will continue to meet these standards. We are currently incurring research and development costs as we strive to modify our products to comply with new EPA certification standards that will be effective January 1, 2010. The failure to comply with these certification requirements, or any others, could result in the recall of our products or civil or criminal penalties.

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

Changes in tax policies and governmental incentives may reduce or eliminate the economic benefits that make our products attractive to consumers.

In some jurisdictions, such as the United States, Italy and Australia, governments provide tax benefits and incentives for clean-air vehicles, including tax credits, rebates and reductions in applicable tax rates. In certain of our markets, these benefits extend to vehicles powered by our systems. From time to time, governments change tax policies in ways that create benefits such as those for our customers. Reductions in or elimination of these tax benefits or incentives may adversely affect our revenue and results of operations.

The potential growth of non-gaseous alternative fuel products and lack of gaseous fueling infrastructure will have a significant impact on our business.

Our future success depends on the continued global expansion of the gaseous fuel industry. We recently announced the expansion of our automotive alternative fuel transportation business into the United States. Many countries, including the United States, currently have limited or no infrastructure to deliver natural gas and propane. Major growth of the United States and international markets for gaseous fuel vehicles is significantly dependent on United States and international politics, governmental policies and restrictions related to business management. In the United States, alternative fuels such as natural gas currently cannot be readily obtained by consumers for motor vehicle use, and only a small percentage of motor vehicles manufactured for the United States are equipped to use alternative fuels. Users of gaseous fuel vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products. We do not expect this trend to improve in the United States in the foreseeable future. Our ability to attract customers and sell products successfully in the alternative fuel industry also depends significantly on the current price differential between liquid fuels and gaseous fuels. We cannot assure you that the United States or global market for gaseous fuel engines will expand broadly or, if it does, that it will result in increased sales of our fuel system products. In addition, we have designed many of our products for gaseous fuel vehicles powered by internal combustion engines, but not for other power sources, such as electricity or alternate forms of power. If there is major growth in the market relating to those power sources, our revenue may not increase and may decline.

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

We have a significant amount of goodwill and intangible assets that may become impaired, which could impact our results of operations.

Approximately $10.0 million or 3.5% of our total assets at December 31, 2008 were net intangible assets, including technology, customer relationships, trade name, and approximately $41.3 million or 14.4% of our total assets at December 31, 2008 were goodwill that relates to our acquisitions, primarily from BRC. We amortize the intangible assets, with the exception of goodwill, based on our estimate of their remaining useful lives and their values at the time of acquisition. We are required to test goodwill for impairment at least on an annual basis, or earlier if we determine it may be impaired due to change in circumstances. We are required to test the other intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the intangible assets may not be recoverable. If impairment exists in any of these assets, we are required to write-down the asset to its estimated recoverable value as of the measurement date. Such impairment write-downs may significantly impact our results of operations.

Future sales of our common stock could adversely affect our stock price.

Substantial sales of our common stock, including shares issued upon exercise of our outstanding options, in the public market or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity. As of December 31, 2008, we had 15,749,783 shares of common stock outstanding, excluding 51,962 shares issued but held by us as treasury stock. Except for the 3,301,516 shares held by Mariano Costamagna and his family members and affiliates, which are subject to the “volume,” “manner of sale” and other selling restrictions of Rule 144, all of these shares are currently freely tradable.

As of December 31, 2008, up to 90,100 shares were issuable upon the exercise of options, all of which were vested and exercisable. Subject to applicable vesting and registration requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options that have exercise prices less than the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price of our common stock or our ability to raise capital by offering equity securities.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

From January 1, 2008 through December 31, 2008, our stock price has fluctuated from a low of $9.80 to a high of $61.24. During 2007, our stock price fluctuated from a low of $12.60 to a high of $25.11. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

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

From time to time, we release guidance in our quarterly earnings releases, quarterly earnings conference calls or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

Facilities

Our executive offices and our IMPCO US operations are located in Santa Ana, California. We currently lease additional manufacturing, research and development and general office facilities, under leases expiring between 2009 and 2019, in the following locations set forth below:

Location	Principal Uses	Square Footage
IMPCO Operations:
Santa Ana, California	Corporate offices, manufacturing, design, development and testing	108,000
Sterling Heights, Michigan	Sales, marketing application, development and assembly	83,000
Delfgauw, Holland	Sales, marketing application, development and assembly	20,000
Fukuoka, Japan	Sales, marketing and assembly	4,000

BRC Operations:
Cherasco, Italy	Sales, marketing application, development and assembly	419,000
Livorno (Collesalvetti), Italy	Assembly	38,000
Pisa, Italy	Assembly	32,000
Cesena, Italy	Sales, marketing application, development and assembly	25,000
Melbourne, Australia	Sales, marketing application, development and assembly	20,300
Sydney, Australia	Sales, marketing and assembly	6,600
Buenos Aires, Argentina	Sales and marketing	11,000
Karachi, Pakistan	Sales and marketing	9,000
San Diego, Venezuela (1)	Sales, marketing and assembly	3,200
Beccar, Argentina (1)	Sales, marketing and assembly	294,200

Total (2)		1,073,300

(1)	We assumed these leased properties on January 15, 2009 upon completion of the acquisition of Distribuidora Shopping S.A. and Tomasetto Achille S.A.
(2)	Properties leased by our unconsolidated affiliates, MTE S.r.L., WMTM Equipamento de Gases Ltda., and Jehin Engineering Ltd., are excluded from the above table.

We also lease nominal amounts of office space in France. We believe our facilities are presently adequate for our current core product manufacturing operations and OEM development programs and production.

Item 3.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Stock Market under the symbol “FSYS.” As of December 31, 2008, there were approximately 261 holders of record of our common stock. The high and low per share prices of our common stock as reported on the Nasdaq Stock Market were as follows:

	High	Low
Year Ended December 31, 2008
First Quarter	$14.94	$9.80
Second Quarter	$41.90	$12.96
Third Quarter	$61.24	$25.68
Fourth Quarter	$40.00	$21.92
Year Ended December 31, 2007
First Quarter	$25.11	$16.49
Second Quarter	$19.73	$14.95
Third Quarter	$22.38	$16.12
Fourth Quarter	$21.00	$12.60

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

Deferred Compensation Plan

The following table sets forth repurchases of our common stock in the open market during the fourth quarter of 2008 in order to provide for our obligations under Fuel Systems’ Deferred Compensation Plan. We did not repurchase any shares of our common stock in November 2008 or December 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May be Purchased Under the Plans or Programs
October 1 to 31, 2008	655	$30.46	n/a	n/a

Total	655	$30.46	n/a	n/a

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a table setting forth information about securities authorized for issuance under our equity compensation plans.

Item 6.	Selected Financial Data.

The following selected financial data with respect to our Consolidated Statements of Income data for each of the five years in the period ended December 31, 2008 and the Consolidated Balance Sheet data as of the end of each such fiscal year are derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended December 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004
Statements of Operations:
Revenue	$382,697	$265,331	$220,816	$174,539	$118,292
Cost of revenue	274,060	201,200	166,663	133,717	93,534

Gross profit	108,637	64,131	54,153	40,822	24,758

Operating expenses
Research and development expense	11,069	7,946	8,056	8,155	4,719
Selling, general and administrative expense	47,198	36,657	25,920	26,510	20,005
Amortization of intangible assets	364	249	142	101	—
Goodwill impairment loss	3,907	—	—	—	2,833
Acquired in-process technology	—	—	—	99	—

Total operating expenses	62,538	44,852	34,118	34,865	27,557

Operating income (loss)	46,099	19,279	20,035	5,957	(2,799)
Loss on extinguishment of debt	—	—	—	—	(6,752)
Other expense and interest, net	(2,379)	(2,811)	(2,576)	(230)	(5,509)

Income (loss) before tax and cumulative effect of a change in accounting principle/extraordinary gain	43,720	16,468	17,459	5,727	(15,060)
Equity share in earnings of unconsolidated affiliates	454	416	685	1,327	1,157
Impairment loss in unconsolidated affiliates	—	—	(271)	(1,045)	(214)
Income tax expense	(20,161)	(9,159)	(9,293)	(14,438)	(2,325)
Minority interests in earnings of consolidated subsidiaries, net	(914)	(1,842)	(1,668)	(1,103)	(1,176)

Income (loss), net of tax, before cumulative effect of a change in accounting principle/extraordinary gain (1)	23,099	5,883	6,912	(9,532)	(17,618)
Cumulative effect of a change in accounting principle/extraordinary gain, net of tax (2)	243	—	—	(117)	—

Net income (loss)	$23,342	$5,883	$6,912	$(9,649)	$(17,618)

Net income (loss) per share (3):
Basic:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle/extraordinary gain	$1.47	$0.38	$0.46	$(0.71)	$(1.89)
Per share effect of the cumulative effect of a change in accounting principle/extraordinary gain	$0.02	$—	$—	$(0.01)	$—

Net income (loss)	$1.49	$0.38	$0.46	$(0.72)	$(1.89)

Diluted:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle/extraordinary gain	$1.46	$0.38	$0.46	$(0.71)	$(1.89)
Per share effect of the cumulative effect of a change in accounting principle/extraordinary gain	$0.02	$—	$—	$(0.01)	$—

Net income (loss)	$1.48	$0.38	$0.46	$(0.72)	$(1.89)

Balance Sheet Data (at end of period):
Total current assets	$200,648	$155,110	$120,973	$106,883	$43,255
Total assets	287,327	247,370	199,033	176,323	97,729
Total current liabilities	117,886	84,544	63,867	65,817	30,995
Long-term obligations	15,486	27,773	23,663	23,455	24,774
Stockholders’ equity	153,955	135,053	111,503	87,051	41,960

(1)	Includes in the years ended December 31, 2008, 2007, 2006, 2005 and 2004, $2.9 million, $1.8 million, $0.2 million, $2.6 million, $8.4 million, respectively, additions to valuation allowance to establish a reserve for the deferred tax assets that are unlikely to be realized in the next three years (see Note 4 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

(2)	For 2008, extraordinary gain of $0.2 million was recorded related to the repurchase of the 49% of minority interest in IMPCO BV and for 2005, cumulative effect of a change in accounting principle was recorded of $0.1 million.
(3)	See Note 9 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to determine the number of shares used to compute net loss per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We design, manufacture and supply alternative fuel components and systems to the transportation, industrial and power generation industries on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas, for use in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For 50 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of over 180 distributors and dealers in more than 60 countries and more than 100 original equipment manufacturers.

Our management believes that the Company operates in two business segments, IMPCO operations and BRC operations. IMPCO operations manufactures and sells products for use primarily in the industrial market, including complete certified engines, fuel systems, parts and conversion systems for applications in the transportation, material handling, stationary and portable power generator markets. Its sales are conducted through its U.S. and foreign facilities in the Netherlands and Japan and through distribution channels. BRC operations manufactures and sells products for use primarily in the transportation market in Italy and through its foreign facilities in Argentina, Brazil and Australia. Our IMPCO operations recently announced its intention to expand into the U.S. automotive alternative fuel transportation market. As of December 31, 2008, the IMPCO operations had not yet derived any sales from the U.S. automotive alternative fuel transportation market. Corporate expenses consist of general and administrative expenses at Fuel Systems Solutions. Intercompany sales between IMPCO operations and BRC operations have been eliminated in the results reported.

Net income was $23.3 million on revenue of approximately $382.7 million in 2008 as compared to net income of $5.9 million on revenue of approximately $265.3 million in 2007. Operating income increased by approximately $26.8 million to $46.1 million, compared to $19.3 million for the same period in 2007. Net income was $5.9 million on revenue of approximately $265.3 million in 2007 as compared to net income of $6.9 million on revenue of approximately $220.8 million in 2006. Operating income decreased by approximately $0.7 million to $19.3 million, compared to $20.0 million for the same period in 2006.

Results for the year ended December 31, 2008 improved from 2007 due the increase in revenue in the transportation market, particularly in sales for post-production OEM conversions. Results for 2008 include an increase in the reserve for the loan between BRC and WMTM of $1.7 million to fully impair the loan receivable, an increase in inventory reserve of $5.4 million, transaction costs of $0.8 million related to the acquisition of Distribuidora Shopping S.A. and Tomasetto Achille S.A. in January 2009 and a goodwill impairment loss of $3.9 million. In addition, BRC also recorded a $0.2 million unrealized gain in currency fluctuations between the U.S. dollar and the euro during 2008 related to the loan between MTM and IMPCO U.S. We cannot predict nor assure that the 2008 trends and operating performance of IMPCO or BRC will continue into 2009 or be as favorable for future reporting periods or fiscal years. For future reporting periods or fiscal years, we cannot predict the direction of the movements in foreign exchange which were unfavorable in both 2008 and 2007.

Results for the year ended December 31, 2007 include $5.4 million in expenses related to our voluntary stock option investigation and related restatement of our historical consolidated financial statements and a new BRC marketing and advertising campaign which took place during 2007 in Europe, as well as an increase in the reserve for the loan between BRC and WMTM. BRC also recorded a $1.6 million unrealized loss in currency fluctuations between the dollar and the euro during 2007 related to the loan between MTM and IMPCO U.S.

Recent Developments

Acquisition of Distribuidora Shopping S.A. and Tomasetto Achille S.A.

On January 15, 2009, we completed the acquisition of Distribuidora Shopping S.A. and its subsidiary Tomasetto Achille S.A. from Alessandro Carlo Evi and Susana Iallonardi (collectively, the “Sellers “). Distribuidora Shopping and Tomasetto Achille are headquartered in Argentina and manufacture, import, export and market natural gas kits for vehicles.

The aggregate purchase price for 100% of the equity of the Acquired Companies was $22.0 million in cash, subject to a post-closing adjustment upward by adding to the purchase price the Acquired Companies’ cash and bank account balances at closing and an adjustment downward by subtracting from the purchase price the Acquired Companies’ debt at the closing. A portion of the funds that we used in the acquisition were provided according to the terms of the credit facility between MTM and Intesa SanPaolo S.p.A. dated December 22, 2008.

As part of the closing of this acquisition, the sellers used $10.0 million of the purchase price they received from MTM to acquire 322,800 shares of our common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Of the 322,800 shares of our common stock issued in the private placement, 39,868 shares of were issued from treasury stock and 129,120 shares will remain in escrow for up to six years in order to cover unknown or contingent liabilities of the acquired companies and to satisfy any claims for indemnification that we may have against the sellers during that time. Our losses will not be limited to the value of the escrow shares, but we must deplete the escrow shares before seeking any amount in cash from the sellers.

MTM Loan

On January 22, 2009, IMPCO U.S. repaid in full the outstanding principal and accrued interest on the amounts it owed to MTM under the intercompany loan originally entered into on December 23, 2004. The aggregate amount IMPCO U.S. paid to retire the MTM loan was $10.8 million, comprising $10.6 million of principal and $0.2 of accrued and unpaid interest. Since IMPCO U.S. has fulfilled its financial obligation under the MTM loan, the guarantors have cancelled their guarantees and released us from our related pledge of BRC’s stock.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that the accounting policies related to the following accounts or activities are those that are most critical to the portrayal of our financial condition and results of operations and require the more significant judgments and estimates.

Revenue Recognition

We recognize revenue upon transfer of title and risk of loss, generally when products are shipped provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, and management believes collectability is reasonably assured. We consider arrangements with extended payment terms not to be fixed or determinable unless they are secured under an irrevocable letter of credit arrangement guaranteed by a reputable financial institution, and accordingly, we defer such revenue until amounts become due and payable. The costs of shipping and handling, when incurred, are recognized in the cost of goods sold. We provide for returns and allowances as circumstances and facts require.

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

Inventory Reserves

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Management considers each subsidiary to be a reporting unit for purposes of testing for impairment. This impairment test is performed annually at year end.

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

We operate wholly owned and majority owned subsidiaries. We record goodwill at the time of purchase for the amount of the purchase price over the fair values of the assets and liabilities acquired. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future.

During the second quarter of 2008, changes in the Australian business climate indicated that the goodwill for IMPCO Technologies, Pty. Limited, or IMPCO Australia, our Australian subsidiary, might be impaired. As a result, in accordance with the provisions of SFAS No. 142, we performed an analysis and recorded an impairment charge of $3.9 million to fully impair IMPCO Australia’s goodwill balance, which was included as a separate component of operating income in the quarter ended June 30, 2008 and the year ended December 31, 2008. The fair value analysis for the impairment charge was prepared by management that relied in part on a third party fair market valuation for IMPCO Australia. At December 31, 2008, the Company performed an annual impairment test of goodwill and concluded that the remaining goodwill was not impaired.

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

Deferred Taxes

Based upon the substantial net operating loss carryforwards and expected future operating results, we have concluded that it is more likely than not that substantially all of the deferred tax assets in the United States at December 31, 2008 may not be realized within the foreseeable future. The balance of the total valuation allowance was $26.0 million as of December 31, 2008. In addition, we expect to provide a full valuation allowance on future tax benefits realized in the United States until we can sustain a level of profitability that demonstrates our ability to utilize the assets.

As of December 31, 2008, undistributed earnings, except with respect to a portion of undistributed earnings from BRC, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Upon distributions of earnings in the form of dividends or otherwise, we would be subject to both U.S.

income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. We have accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. It is not practical to determine the income tax impact in the event we repatriate undistributed foreign earnings that are considered indefinitely reinvested. As of December 31, 2008, approximately $0.5 million in foreign withholding taxes was accrued related to undistributed earnings not considered to be indefinitely reinvested. Additionally, there are residual U.S. taxes that have been accrued (applied as a reduction to net operating loss carry forwards) on approximately $20.5 million of earnings of BRC (for the MTM loan). Such amounts could be drawn as a dividend from BRC in the future without U.S. income tax consequences.

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

Results of Operations

Years Ended December 31, 2008 and 2007

In an effort to more appropriately align the structure and business activities within Fuel Systems into our two operating segments, on July 17, 2008 IMPCO sold its subsidiary, IMPCO Australia, to BRC. Consolidated results for the Company were not impacted, but the Company began reporting IMPCO Australia with its BRC operations segment in the third quarter of 2008. For comparison purposes, the previously reported financial information by business segment includes reclassification of IMPCO Australia’s operations for the year ended December 31, 2007 within BRC operations.

The following table sets forth our revenue and operating income (in thousands):

	Revenue
	Years Ended December 31,
	2008	2007
IMPCO Operations	$91,359	$109,002
BRC Operations	291,338	156,329

Total	$382,697	$265,331

	Operating Income
	Years Ended December 31,
	2008	2007
IMPCO Operations	$4,120	$13,506
BRC Operations	49,767	17,871
Corporate Expenses (1)	(7,788)	(12,098)

Total	$46,099	$19,279

(1)	Represents corporate expense not allocated to either of the business segments.

The following tables set forth our product revenue by application and by geographical areas across all reporting segments for fiscal years 2008 and 2007 (in thousands):

	Years Ended December 31,
	2008		2007
Revenue:
Transportation	$302,750	79.1%	$169,454	63.9%
Industrial	79,947	20.9%	95,877	36.1%

Total	$382,697	100.0%	$265,331	100.0%

	Years Ended December 31,
	2008		2007
Revenue:
North America (1)	$50,763	13.3%	$61,225	23.1%
Europe:
Italy	127,530	33.3%	54,069	20.3%
All Other (2)	135,762	35.5%	95,410	36.0%
Asia & Pacific Rim (2)	57,529	15.0%	45,960	17.3%
Latin America (2)	11,113	2.9%	8,667	3.3%

Total	$382,697	100.0%	$265,331	100.0%

(1)	Revenue for countries outside the United States represent less than 1% of total consolidated revenue.
(2)	No one country represents more than 10% of total consolidated revenue.

Total revenue increased approximately $117.4 million, or 44.2%, to $382.7 million in 2008 from $265.3 million in 2007. The increase in revenue for 2008 was the result of $135.0 million increase in BRC revenue from our operations during the year, offset by a decrease of $17.6 million in revenue from our IMPCO operations. Revenue from the transportation market increased in 2008 by $133.3 million, or 78.7%, primarily due to increased sales of aftermarket conversion kits and growth in the sales of post production OEM conversions. Revenue from our industrial market decreased by $15.9 million, or 16.6%, primarily due to decreased demand resulting from the softening economy.

For the year ended December 31, 2008, operating income increased $26.8 million to $46.1 million from $19.3 million for the year ended December 31, 2007. This increase is primarily attributed to the increase in revenue in 2008 as well as the inclusion in our 2007 results of $5.4 million in expenses, related to our voluntary stock option investigation and related restatement of our historical consolidated financial statements. Additionally, improvement within our gross margin to 28.4% in 2008 from 24.2% in 2007 is primarily due to a change in mix of products sold and increasing utilization of existing manufacturing capacity. Operating income for BRC operations improved in 2008 as compared to 2007, but was partially offset by a decline in operating income for IMPCO operations in 2008 as compared to 2007.

IMPCO Operations. During 2008, revenue decreased by approximately $17.6 million, or 16.2%, to $91.4 million, from $109.0 million during 2007. The decrease in revenue during 2008 was due a decrease in demand in the industrial market caused by reduced spending by original equipment manufacturers as a result of uncertainties associated with the world economy.

Operating income for 2008 decreased by approximately $9.4 million to $4.1 million, or 4.5% of revenue, compared to $13.5 million in 2007, or 12.4% revenue. The decrease is due to the decrease in revenue discussed above as well as increased research and development expenses being incurred to develop the new Tier IV fuel systems to meet the Environmental Protection Agency emission standards which are effective January 1, 2010 and an increase in inventory reserve of $2.3 million.

BRC Operations. During 2008, revenue increased by approximately $135.0 million, or 86.4%, to $291.3 million, from $156.3 million during 2007. The increase in revenue in 2008 is due in large part to an increase in sales for post-production OEM conversions driven by government incentives in Europe as well as growth in sales of aftermarket conversion kits in the transportation market, driven by automotive manufacturers promoting gaseous fuel equipment. In addition, BRC’s revenue in 2008 includes a full year of results for Zavoli S.r.L., which we acquired on July 2, 2007, while BRC’s revenue in 2007 included only six months of Zavoli’s results. The incremental amount for revenues related to Zavoli in 2008 was $27.2 million.

BRC’s operating income for 2008 increased by approximately $31.9 million to $49.8 million, or 17.1% of revenue, compared to $17.9 million in 2007, or 11.4% revenue. The increase was primarily due to the increase in revenue and to an increase in gross margin due to a change in mix of products sold and increasing utilization of existing manufacturing capacity, partially offset by an increase in the reserve for the loan and for the reserves on other receivables from BRC’s 50% joint venture, WMTM, of $1.7 million in order to fully impair the loan, an increase in inventory reserve of $3.1 million, transaction costs of $0.8 million related to the acquisition of Distribuidora Shopping S.A. and Tomasetto Achille S.A. in January 2009 and a goodwill impairment loss of $3.9 million. In addition, BRC’s operating income in 2008 includes a full year of results for Zavoli S.r.L., which we acquired on July 2, 2007, while BRC’s operating income in 2007 included only six months of Zavoli’s results. The incremental amount for operating income related to Zavoli in 2008 was $4.5 million.

For 2008 and 2007, we recorded amortization expense of approximately $2.8 million and $2.2 million, respectively, for the intangible assets, and approximately $1.0 million and $0.8 million, respectively, for depreciation expense of the step-up in fair value of fixed assets related to the acquisition of BRC and Zavoli. In future years, the amount of amortization and depreciation will vary due to future changes to the remaining useful lives, movements in the exchange rate between the U.S. dollar and the euro, and the use of an accelerated amortization schedule for the fair value allocated to customer relationships; however, we estimate that the amount of combined amortization and depreciation during 2009 will be approximately $3.4 million.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses for the fiscal year ended December 31, 2008 were approximately $7.8 million compared to approximately $12.1 million in the prior year. Corporate expenses in 2008 decreased compared to 2007 primarily because of the high costs we incurred in connection with our voluntary stock option investigation and resulting restatement of our financial statements in 2007, partially offset by $0.3 million of severance costs recorded in the second quarter of 2008 for our former chief financial officer.

Interest Income. Interest income was approximately $0.8 million in 2008 and approximately $0.5 million in 2007.

Interest Expense. Interest expense was approximately $1.4 million in 2008 and 2007.

Other Income and Expense. Other income and expense is primarily composed of unrealized foreign exchange gains and losses between the U.S. dollar and the euro with respect to “marking to market” of the MTM loan balance and the gains and losses with respect to the fair value determination of the related foreign exchange hedging agreement since the agreement did not qualify for hedge accounting. In the year ended December 31, 2008, we recognized approximately $0.2 million in unrealized gains on foreign exchange in connection with the MTM loan due to the weakening of the euro over the U.S dollar, increased by a gain on the foreign currency agreement of approximately $0.1 million. In the year ended December 31, 2007, we recognized approximately $1.6 million in unrealized losses on foreign exchange in connection with the MTM loan, offset by a gain on the foreign currency agreement of approximately $0.1 million.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Equity Share in Income of Unconsolidated Affiliates. We recognize our share in the income of BRC’s unconsolidated affiliates. During the years ended December 31, 2008 and 2007, we recognized $0.5 million and $0.4 million, respectively, from these entities.

Provision for Income Taxes. During 2008, we recognized a tax provision for approximately $20.2 million as compared to $9.2 million in the prior year. In 2008, income tax expense for our foreign operations was approximately $20.1 million based on an estimated effective annual tax rate of 39%. In 2007, income tax expense for our foreign operations was approximately $8.5 million based on an estimated effective annual tax rate of 39%. The increase in tax expense from the prior year is attributed to the increase in our pretax earnings in 2008. In 2008, IMPCO U.S. recorded income tax expense of $0.1 million which relates to state taxes due as well as the amortization of goodwill for income tax purposes which is not offset against the deferred tax asset in the determination of the required valuation allowance. In 2007, IMPCO U.S. recorded income tax expense of $0.7 million primarily from accruing for foreign tax withholdings on undistributed earnings not considered to be indefinitely reinvested as well as amortization of goodwill for tax purposes, which is not offset against the deferred tax asset in determining the required valuation allowance.

Based upon the substantial net operating loss carryforwards and expected future operating results, we have concluded that it is more likely than not that substantially all of the deferred tax assets in the United States at December 31, 2008 may not be realized within the foreseeable future. We expect to reduce the valuation allowance if we are profitable or provide a full valuation allowance on future tax benefits realized in the United States if we have additional losses until we can sustain a level of profitability that demonstrates our ability to utilize the assets. We will continue to evaluate the recoverability of the deferred tax assets each quarter.

Extraordinary Gain. On August 1, 2008, IMPCO B.V., IMPCO’s subsidiary in the Netherlands, completed a redemption of the 49% minority interest of IMPCO BV from Beru AG for approximately $6.1 million, based on the exchange rate of the euro to the U.S. dollar on August 1, 2008. The purchase price was allocated to the related minority interest liability and resulted in the step-down of fixed assets value of $0.3 million and extraordinary gain of $0.2 million. Prior to the purchase of the minority interest, IMPCO held the 51% majority interest in IMPCO B.V.; therefore, the assets and liabilities of IMPCO B.V. were previously included in the prior period condensed consolidated balance sheet.

Years Ended December 31, 2007 and 2006

In an effort to more appropriately align the structure and business activities within Fuel Systems into our two operating segments, on July 17, 2008 IMPCO sold its subsidiary, IMPCO Australia, to BRC. Consolidated results for the Company were not impacted, but the Company began reporting IMPCO Australia with its BRC operations segment in the third quarter of 2008. For comparison purposes, the previously reported financial information by business segment includes reclassification of IMPCO Australia’s operations for the years ended December 31, 2007 and 2006, respectively, within BRC operations.

The following table sets forth our revenue and operating income (in thousands):

	Revenue
	Years Ended December 31,
	2007	2006
IMPCO Operations (1)	$109,002	$95,012
BRC Operations	156,329	125,804

Total	$265,331	$220,816

	Operating Income
	Years Ended December 31,
	2007	2006
IMPCO Operations	$13,506	$10,931
BRC Operations	17,871	17,300
Corporate Expenses (2)	(12,098)	(8,196)

Total	$19,279	$20,035

(1)	IMPCO operations is a combination of our previously-reported U.S. operations and international operations segments.
(2)	Represents corporate expense not allocated to either of the business segments.

The following tables set forth our product revenue by application and by geographical areas across all reporting segments for fiscal years 2007 and 2006 (in thousands):

	Years Ended December 31,
	2007		2006
Revenue:
Transportation	$169,454	63.9%	$135,850	61.5%
Industrial	95,877	36.1%	84,966	38.5%

Total	$265,331	100.0%	$220,816	100.0%

	Years Ended December 31,
	2007		2006
Revenue:
North America (1)	$61,225	23.1%	$49,586	22.5%
Europe:
Italy	54,069	20.3%	52,222	23.6%
All other (2)	95,410	36.0%	66,804	30.3%
Asia & Pacific Rim	45,960	17.3%	41,967	19.0%
Latin America	8,667	3.3%	10,237	4.6%

Total	$265,331	100.0%	$220,816	100.0%

(1)	Revenue for countries outside the United States represents less than 1% of total consolidated revenue.
(2)	No one country represents more than 10% of total consolidated revenue.

Total revenue increased approximately $44.5 million, or 20.2%, to $265.3 million in 2007 from $220.8 million in 2006. The increase in revenue for 2007 was the result of $30.5 million increase in BRC revenue from our operations during the year, as well as an increase of $14.0 million in revenue from our IMPCO operations. Revenue in the transportation market increased in 2007 by $33.6 million, or 24.7%, primarily due to BRC, which serves the transportation market exclusively. The industrial market increased by $10.9 million, or 12.8%.

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

IMPCO Operations. During 2007, revenue increased by approximately $14.0 million, or 14.7%, to $109.0 million, from $95.0 million during 2006. The increase in revenue during 2007 was primarily related to the industrial market as a result of increase in demand resulting from the new Tier III emission requirements.

Operating income for 2007 increased by approximately $2.6 million to $13.5 million, or 12.4% of revenue, compared to $10.9 million in 2006, or 11.5% revenue. The increase is due to the increase in revenue discussed above and steady gross margins partially offset by the increase in the sales work force at two of IMPCO’s foreign operations.

BRC Operations. In 2007, BRC’s revenue was $156.3 million, an increase of approximately $30.5 million, or 24.3%, as compared to 2006. The increase in revenue in 2007 is due to growth in sales of aftermarket conversion kits in the transportation market, which is driven by increases experienced by consumers in gasoline prices, and has oriented automotive manufacturers to promote gaseous fuel equipment, a $6.5 million increase in revenue from the transportation market related to increased in demand in the second half of the year related to energy initiatives effective in Australia for liquefied petroleum gas or LPG vehicles and an increase in sales for post-production OEM conversions and sales of kits. In addition, BRC’s revenue includes approximately $10.5 million from Zavoli, which we acquired on July 2, 2007.

BRC’s operating income for 2007 was $17.9 million, $0.6 million higher than in 2006. The increase was due to the increase in revenue largely offset by the inclusion of operating expenses related to a new marketing and advertising campaign, which occurred during 2007 in Europe as well as an increase in the reserve for the loan from BRC’s 50% joint venture, WMTM.

For 2007 and 2006, respectively, we recorded amortization expense of approximately $2.2 million and $1.8 million for the intangible assets, and approximately $0.8 million and $0.7 million for depreciation expense of the step-up in fair value of fixed assets related to the acquisition of BRC and Zavoli. In future years, the amount of amortization and depreciation will vary due to future changes to the remaining useful lives, movements in the exchange rate between the U.S. dollar and the euro, and the use of an accelerated amortization schedule for the fair value allocated to customer relationships.

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

Provision For Income Taxes. During 2007, we recognized a tax provision for approximately $9.2 million as compared to $9.3 million in the prior year. In 2007, income tax expense for our foreign operations was approximately $8.5 million based on an estimated effective annual tax rate of 39%. In 2006, income tax expense for our foreign operations was approximately $9.1 million based on an estimated effective annual tax rate of 43%. The decrease in tax expense from prior year is attributed to the decrease in pretax earnings in 2007 and the decrease in the Italian statutory tax rate for BRC.

During the year ended December 31, 2007, IMPCO U.S. recorded a tax provision of $0.7 million related to foreign tax withheld on dividends received from our Netherlands subsidiary, an increase in deferred tax liabilities due to the amortization of goodwill for income tax purposes that is not offset against the deferred tax asset in the determination of the required valuation allowance, as well as state taxes due. In 2006, IMPCO U.S. operations also recorded a tax provision of approximately $0.1 million, which relates to U.S. tax withholding obligations on IMPCO interest payments to MTM under the MTM loan.

Liquidity and Capital Resources

At December 31, 2008, our cash and cash equivalents totaled approximately $26.5 million, compared to cash and cash equivalents of approximately $26.8 million at December 31, 2007.

Our ongoing operations are funded by cash generated from operations and debt financing. In addition, these sources of cash provide for capital expenditures, research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

Our existing capital resources together with cash flows from operating activities are sufficient to fund our worldwide operations for at least the next 12 months. For periods beyond 12 months, we may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of its technologies and products. However, we can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all.

Our cash requirements may vary materially from those now planned because of fluctuations in our sales volumes or margins, or other factors identified in Item 1A “Risk Factors.”

IMPCO Credit Agreements

Currently, we are party to several significant credit agreements:

MTM Loan. On December 22, 2004, IMPCO entered into a $22.0 million loan agreement with MTM. At December 31, 2008, IMPCO owed approximately $10.6 million under the MTM loan and was in compliance with the covenants and other related terms and conditions of the loan. The MTM loan carried an interest rate equal to 1.5% above three-month EURIBOR per annum, which was at 4.4% at December 31, 2008. The MTM loan and related interest have been eliminated in the accompanying consolidated financial statements.

On January 22, 2009, IMPCO repaid in full the outstanding balance of the MTM loan. The aggregate amount IMPCO paid to retire the MTM loan was $10.8 million, comprising $10.6 million of principal and $0.2 of accrued and unpaid interest.

Due to certain requirements arising under Italian law, Mariano Costamagna (the Company’s Chief Executive Officer) and Pier Antonio Costamagna (Director of Mechanical Engineering of MTM) had jointly and severally guaranteed IMPCO’s performance under the MTM loan. In return for their guarantees, we had pledged our equity interest in BRC as collateral in the event the guarantee was utilized. Since we repaid the entire balance on January 22, 2009 and fulfilled our financial obligation under the MTM loan, the guarantors have cancelled the guarantees and released the Company from its equity pledge.

Intesa SanPaolo Revolving Line of Credit. IMPCO U.S. and Fuel Systems entered into an uncommitted line of credit that is callable on demand with Intesa SanPaolo S.p.A. dated December 17, 2008 with a maximum aggregate principal amount to be outstanding of $13.0 million. Each loan under the credit facility may be made for a length of time up to three months and will bear interest at a floating rate of the bank’s prime rate plus 0.5%. This floating interest rate may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. At December 31, 2008, there was $1.0 million outstanding under this credit facility at an interest rate of 3.75%.

MTM Credit Agreements

Unicredit Bank Medio Credito Term Loan. On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy, in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds of the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004. The payment terms are such that MTM will pay $0.7 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR rate plus 1% per annum, which was 3.9% and 5.7% at December 31, 2008 and 2007, respectively. At December 31, 2008, the amount outstanding was approximately $2.8 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80. In addition, MTM is required to maintain net assets of at least $28.2 million based on the average interbank currency exchange rate on December 31, 2008. At December 31, 2008, MTM was in compliance with these covenants.

Borrowings from Banca IMI and Intesa SanPaolo. On December 22, 2008, MTM entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $21.1 million converted into U.S. dollars based on the average interbank currency exchange rate on December 31, 2008) to be used for the acquisition of Distribuidora Shopping S.A. and Tomasetto Achille S.A. as well as for investments in our subsidiaries and certain research and development capital expenditures. There were no amounts outstanding on this financing agreement as of December 31, 2008. MTM drew down €10.0 million (approximately $13.2 million converted into U.S. dollars based on the average interbank currency exchange rate on January 15, 2009) from this financing agreement on January 15, 2009.

The financing agreement matures on June 22, 2009, but may be extended at MTM’s option until December 22, 2014, if we are in compliance with our obligations under the financing agreement. Borrowings bear interest at an annual rate of EURIBOR plus 1.50%. If the loan’s maturity is not extended and it matures on June 22, 2009, all of the principal and interest will be payable at that time. If the loan maturity is extended and it matures on December 22, 2014, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009. Also, MTM must repay the principal amount of the loan in ten semi-annual installments beginning on December 22, 2009 and ending on December 22, 2014. The loan contains covenants which, among other things, limit the total debt and the net interest expense that can be carried by MTM’s parent company, BRC S.r.L., and our consolidated subsidiaries, of which MTM is a significant part. All of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables are pledged to secure the loan.

Lines of Credit. At December 31, 2008, MTM had unsecured lines of credit amounting to approximately $1.2 million, based on the average interbank currency exchange rate at December 31, 2008, with no outstanding balance. Additionally, MTM has in aggregate up to $14.2 million in lines of commercial credit secured by customer accounts receivable, based on the average interbank currency exchange rate at December 31, 2008, of which the borrowing capacity was limited to $6.5 million at December 31, 2008. There was no balance outstanding as of December 31, 2008. Interest rates at December 31, 2008 for the unsecured lines of credit and the commercial lines of credit were three-month EURIBOR plus 4% and 1%, respectively, which were 6.9% and 3.9%, respectively. These lines of credit are callable on demand.

BRC Credit Agreements

Zavoli Acquisition Term Loan. On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy, from which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli on July 2, 2007 for approximately $8.5 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR rate plus 0.4% per annum, which was 3.4% at December 31, 2008. At December 31, 2008, the amount outstanding was $5.8 million. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITA of less than 1.25 to maintain this rate. In the event the ratio of indebtedness to EBITA exceeds 2.5:1, the effective rate may adjust upward not to exceed six-month EURIBOR rate plus 1.2%. At December 31, 2008, BRC was in compliance with these covenants.

Italian Ministry of Industry Term Loan. In 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The 2002 loan is repayable in semi-annual installments through 2011 at a subsidized interest rate of 2.0%. At December 31, 2008, approximately $0.4 million was owed under this loan.

Other Borrowings

Fortis Bank Credit Facility. In addition, our subsidiary in the Netherlands entered into a $4.2 million credit facility, based on the exchange rate at December 31, 2008, with Fortis Bank in October 2008 which replaced its previous credit facility. The credit facility is secured by inventory. The interest rate is based on EURIBOR and varies depending on the term of each loan tranche drawn on the facility (which, at our option, can be for one, two, three, six or twelve months) plus 1% per annum. At December 31, 2008, the interest rate was 3.6% with the unused balance carrying a facility fee of 0.5% per annum. At December 31, 2008, there was approximately $0.8 million outstanding under this credit facility. As of February 13, 2009, the entire balance was repaid and the credit facility was terminated.

Overdraft Facility. Additionally, our subsidiary in the Netherlands also entered into an overdraft facility in October 2008 that has a $0.7 million availability based on the average interbank currency exchange rate of the U.S. dollar to the euro on December 31, 2008. The interest rate is variable based on one-month EURIBOR plus 1.25% per annum and at December 31, 2008, was 3.9%. At December 31, 2008, there was approximately $0.6 million outstanding under this credit facility. As of February 13, 2009, the entire balance was repaid and the overdraft facility was terminated.

Zavoli Lines of Credit. At December 31, 2008, Zavoli had unsecured lines of credit amounting to approximately $0.2 million, based on the average interbank currency exchange rate at December 31, 2008, with no outstanding balance. Additionally, Zavoli has in aggregate up to $1.6 million in lines of commercial credit secured by customer accounts receivable, based on the average interbank currency exchange rate at December 31, 2008, of which the borrowing capacity was limited to $0.7 million at December 31, 2008. There was no balance outstanding as of December 31, 2008. Interest rates at December 31, 2008 for the unsecured lines of credit and the commercial lines of credit were three-month EURIBOR plus 4% and 1%, respectively, which were 6.9% and 3.9%, respectively. These lines of credit are callable on demand.

Liquidity Ratios

Our ratio of current assets to current liabilities was 1.7:1.0 and 1.8:1.0 at December 31, 2008 and December 31, 2007, respectively. At December 31, 2008, our total working capital had increased by $12.2 million to $82.8 million from $70.6 million at December 31, 2007. This increase is primarily due to the following: (1) an increase of $18.1 million in net receivables primarily in BRC operations as a result of increased revenue; (2) an increase of $22.3 million in net inventories, primarily in our BRC operations; and (3) an increase of $1.9 million in other current assets, which all were partially offset by (a) an increase of $15.8 million in accounts payable, (b) an increase of $14.5 million in accrued expenses and (c) an increase of $4.4 million in related party payables. The increases in accrued expenses, accounts payable, and related party payables are primarily in our BRC operations as a result of costs associated with increased revenue.

Cash Flows

Net cash provided by operating activities in 2008 was $26.4 million compared to $26.6 million in net cash provided by operations for 2007. Cash flows used in operating activities in 2008 consisted of net income of $23.3 million adjusted for non-cash charges for depreciation and amortization expenses of $9.3 million, which included $2.8 million in amortization of intangible assets acquired and $1.0 million in depreciation of the step-up in fair value of BRC’s assets. Cash flows used in operating activities in 2007 consisted of net income of $5.9 million adjusted for non-cash charges for depreciation and amortization expenses of $7.2 million, which included $2.3 million in amortization of intangible assets acquired and $0.7 million in depreciation of the step-up in fair value of BRC’s assets.

Other non-cash charges that impacted net income in 2008 primarily related to the following:

•	$5.4 million related to the provision for inventory reserve;

•	$1.7 million related to the provision for loan between BRC and WMTM;

•	$3.9 million related to goodwill impairment loss;

•	$0.9 million related to minority interest in income of consolidated affiliates;

•

$0.4 million in net unrealized loss on foreign exchange transactions, primarily from the net effect of movements between the U.S. dollar and the euro on the MTM loan balance and the weakening of the euro against the U.S. dollar and the weakening of the Australian dollar against the euro and U.S. dollar;

•	Partially offset by $0.5 million in our share in the income of unconsolidated affiliates.

Changes in working capital that affected operating cash flows in 2008 primarily were due to the following:

•	$21.9 million increase in accounts receivable due to growth in revenue related to the transportation market;

•	$29.8 million increase in inventory due to growth in the transportation market and our efforts to reduce inventory lead time;

•	Partially offset by $17.4 million increase in accounts payable due to increases in purchases of inventory; and

•	$16.3 million increase in accrued expenses due primarily to the increase in income taxes payable related to the increase in taxable income in 2008.

Other non-cash charges that impacted net income in 2007 primarily related to the following:

•	$0.6 million related to the provision for inventory reserve;

•	$1.8 million related to minority interest in income of consolidated affiliates;

•

$1.9 million in net unrealized loss on foreign exchange transactions, primarily from the net effect of movements between the U.S. dollar and the euro on the MTM loan balance and the fair value adjustment for the foreign currency derivative instrument;

•	Partially offset by $0.4 million of our share in income of unconsolidated entities.

Changes in working capital that affected operating cash flows in 2007 primarily were due to the following:

•	$16.0 million increase in accounts payable;

•	$3.7 million increase in inventory due to our efforts to reduce inventory lead time;

•	Partially offset by $2.9 million increase in accounts receivable.

Net cash used in investing activities in 2008 was $19.1 million primarily due to the following:

•	$10.7 million related to increased purchases of equipment and leasehold improvements to expand manufacturing capacity;

•	$6.3 million related to the purchases of minority interests in consolidated subsidiaries; and

•	$2.0 million related to the down payment for the purchase of Distribuidora Shopping and Tomasetto Achille.

Net cash used in investing activities in 2007 was $14.1 million primarily due to the following:

•	$8.1 million for the acquisition of Zavoli, net of $0.4 cash acquired; and

•	$6.0 million related to decreased purchases of equipment and leasehold improvements as compared to 2006 relocation of the IMPCO operations and North American headquarters.

Net cash used in financing activities in 2008 was $4.5 million primarily due to the following:

•	$5.4 million related to repayments on term loans and lines of credit;

•	Partially offset by $2.4 million in proceeds from the exercise of stock options and warrants.

Net cash provided by financing activities in 2007 was $0.5 million primarily due to the following:

•	$6.7 million net proceeds from Intesa San Paolo S.p.A. loan in June 2007 which were used to purchase Zavoli, S.r.L.;

•	Partially offset by $8.8 million increase in the payments to term loans and lines of credit.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB has since issued FASB Staff Positions, or FSP, Nos. 157-1, 157-2, and proposed FSP No. 157-c to amend SFAS No. 157. FSP No. 157-1 clarifies the exclusion of SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions from the scope of SFAS No. 157, while FSP No. 157-2 delays for one year the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-c clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities. Effective January 1, 2008, we adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

In October 2008, the FASB issued FSP No. 157-3 to further amend SFAS No. 157. This staff position addresses the issue of determining fair value of an asset when the market for that asset is not active and modified the example related to Level 3 inputs. Our adoption of SFAS No. 157 did not have an impact on our consolidated financial position or results of operations. We are currently evaluating the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position, results of operations and cash flows.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact that FSP No. 142-3 will have on our consolidated financial statements.

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

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of December 31, 2008:

	Payments Due by Period
(In thousands) Contractual Obligations		Years Ending December 31,
	Total	2009	2010	2011	2012	2013	Thereafter
Revolving lines of credit	$2,413	$2,413	$—	$—	$—	$—	$—
Term and other loans — principal	9,159	4,472	1,581	1,562	1,544	—	—
Term and other loans — interest	531	260	142	90	39	—	—
Capital lease obligations(a)	471	242	169	51	9	—	—
Operating lease obligations(a)(b)	26,334	4,679	4,376	4,245	3,540	3,136	6,358
Other long-term liabilities(c)	259	40	34	32	15	15	123
Other and miscellaneous(a)	2,154	651	501	501	501	—	—

	$41,321	$12,757	$6,803	$6,481	$5,648	$3,151	$6,481

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.

(b)	Operating lease obligations of $58,000, related to the Seattle facility lease which were accrued as part of restructuring in 2005, are included with “other long-term liabilities” (see (c) below).

(c)	The Company has other long term liabilities amounting to $6.2 million, of which $5.9 million are not shown on this table. Of the $5.9 million, $1.1 million relates to our obligations to employees and directors under our deferred compensation plan and $4.4 million relates to a mandatory termination payment for Italian employees called the Trattamento di Fine Rapporto required by Italian law. Payments under both of these are paid when employees are terminated. In addition, $0.4 million relates to a liability recorded for potential escheatment of assets in Netherlands. Since the timing of all these items are unknown, these amounts are not included in the table above. Other long term liabilities included in the table above amount to $0.3 million, of which $0.2 million relates to a severance agreement with a former CEO and $58,000 relates to the Seattle facility lease, which were accrued as part of restructuring in 2005.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Management. The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. dollar increases the costs incurred by our subsidiaries, as a significant amount of our international subsidiaries’ inventory purchases are U.S. dollar denominated, and thus the cost of our products, adversely affecting our competitiveness and profitability. We monitor this risk and attempt to minimize the exposure through the management of cash disbursements in local currencies and, when deemed appropriate, the use of forward currency contracts.

BRC recorded the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the consolidated balance sheet at March 31, 2006. For the years ended December 31, 2008 and 2007, we recognized unrealized gain of approximately $0.2 million and unrealized loss of approximately $1.6 million, respectively, on foreign exchange in our consolidated statements of operations.

We measured the impact on our consolidated statement of operations of a hypothetical 10% increase and a 10% decrease of the spot rate of the euro to the U.S. dollar based on a starting point of 1.4097 dollars to the euro as of December 31, 2008 applied to the loan balance of $10.6 million and determined that a 10% strengthening or weakening of the euro to the dollar would result in a pre-tax loss or gain, respectively, on foreign exchange on MTM’s books of approximately $1.1 million.

We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

Debt Obligations. The following table summarizes our debt obligations at December 31, 2008. The interest rates represent weighted average rates, with the period end rate used for the variable rate debt obligations. The fair value of the debt obligations approximated the recorded value as of December 31, 2008 (U.S. dollar equivalent in thousands).

	Debt Obligations							Fair Value at December 31, 2008
	2009	2010	2011	2012	2013	Thereafter	Total
Debt Denominated in U.S. dollars
Line of credit, variable interest rate	$1,000	$—	$—	$—	$—	$—	$1,000	$1,000
Interest rate	3.8%	0.0%	0.0%	0.0%	0.0%	0.0%	3.8%	3.8%
Other finance loans	$139	$—	$—	$—	$—	$—	$139	$139
Interest rate	4.2%	0.0%	0.0%	0.0%	0.0%	0.0%	4.2%	4.2%
Capital leases	$160	$92	$48	$9	$—	$—	$309	$309
Interest rate	7.9%	8.5%	9.0%	9.4%	0.0%	0.0%	8.3%	8.3%

Weighted average interest rate, (U.S.)	4.3%	8.5%	9.0%	9.4%	0.0%	0.0%	8.3%	8.3%

Debt Denominated in Foreign Currencies
Line of credit, variable interest rate	$1,413	$—	$—	$—	$—	$—	$—	$1,413
Interest rate	3.7%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	3.7%
Term loans, variable rate	$4,162	$1,407	$1,473	$1,544	$—	$—	$8,586	$8,586
Interest rate	3.7%	3.4%	3.4%	3.4%	0.0%	0.0%	3.5%	3.5%
Term loans, fixed rate	$171	$174	$89	$—	$—	$—	$434	$434
Interest rate	2.0%	2.0%	2.0%	0.0%	0.0%	0.0%	2.0%	2.0%
Capital leases	$32	$89	$—	$—	$—	$—	$121	$121
Interest rate	8.3%	6.6%	0.0%	0.0%	0.0%	0.0%	8.7%	8.7%

Weighted average interest rate, (foreign)	3.7%	3.4%	3.3%	3.4%	0.0%	0.0%	3.6%	3.6%

Item 8.	Consolidated Financial Statements and Supplementary Data.

See pages F-1 through F-40 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to Fuel Systems Solutions, Inc. and subsidiaries required to be included in our periodic SEC filings. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principle, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Implemented Remediation of Previously Reported Material Weaknesses

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over the financial close process at BRC, and BRC did not have adequate numbers of accounting personnel with sufficient technical expertise in U.S. GAAP. In addition, we did not maintain effective information technology controls at BRC, including system change management, segregation of duties and backup retention policies.

Since December 31, 2007, we have implemented remedial actions to resolve our material weaknesses, specifically:

•

We have taken remedial action with respect to internal controls surrounding our financial close procedures at BRC. Quarterly, the Fuel Systems Corporate Controller or International Controller visits BRC to conduct an in-depth review of BRC’s quarterly financial statements and the preparation of BRC’s consolidating financial statements;

•

We hired a new Finance and Accounting Controller for BRC in April 2008 who demonstrates the requisite U.S. GAAP technical expertise and who reports directly to the International Controller. We will also continue to provide supplemental training to the BRC accounting staff on the application of relevant U.S. GAAP.

•

During 2007, we hired a Director of Sarbanes-Oxley Compliance and additional audit personnel who performed internal audit procedures of our non-U.S. subsidiaries. One of these additional employees is an auditor headquartered at our BRC operations who was hired in January 2008 to be directly responsible for coordinating with BRC accounting staff to improve the control environment.

•	We have updated, formalized and implemented the system backup retention at our BRC subsidiary operations.

•	We have implemented system program change management controls including business authorization and acceptance of program changes at our BRC subsidiary operations.

•	We have enhanced our segregation of duties in BRC’s enterprise resource planning system.

Management has completed its remediation efforts as of the date of this filing. Accordingly, management deems these material weaknesses to be fully remediated as of the date of the filing of this Annual Report on Form 10-K.

BDO Seidman, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2008. BDO Seidman, LLP has issued its report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of the period covered by this report, except for the remediation efforts described above.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fuel Systems Solutions, Inc.

Santa Ana, CA

We have audited Fuel Systems Solutions, Inc. (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fuel Systems Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fuel Systems Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fuel Systems Solutions, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Costa Mesa, CA

March 6, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Directors and Officers

The following table sets forth information concerning our officers and directors as of February 1, 2009. Some background information on our officers and directors follows.

Name	Age	Position
Mariano Costamagna	57	Chief Executive Officer and Director
Matthew Beale	42	President and Secretary
Bill E. Larkin	39	Chief Financial Officer
Roberto Olivo	54	Chief Operational Officer
Pier Antonio Costamagna	56	Managing Director of BRC and Director of Mechanical Engineering of MTM
Richard Nielsen	52	General Manager of IMPCO
Marco Seimandi	43	Marketing Director of MTM
Norman L. Bryan	67	Director, member of our Audit and Nominating and Corporate Governance Committees
Marco Di Toro	47	Director, member of our Nominating and Corporate Governance Committee
Douglas R. King	66	Director, member of our Audit and Nominating and Corporate Governance Committees
James W. Nall	60	Director, member of our Audit and Compensation Committees
William J. Young	66	Director, member of our Compensation Committee
Aldo Zanvercelli	69	Director, member of our Compensation and Nominating and Corporate Governance Committees

Mariano Costamagna, 57, has served as a director of Fuel Systems since June 2003. On January 1, 2005, he became the Company’s Chief Executive Officer. He is also the Managing Director and Chief Executive Officer of M.T.M., S.r.L., a subsidiary of BRC and an Italian limited liability company formed in 1977 and headquartered in Cherasco, Italy. MTM develops, manufactures and installs alternative fuel systems and components under the BRC Gas Equipment trademark. Mr. Costamagna and his family founded MTM in 1977, and Mr. Costamagna has served as MTM’s principal executive officer since that time. Mr. Costamagna became a director in connection with the Company’s acquisition of the initial 50% of the equity interest of BRC and later became the Company’s Chief Executive Officer in connection with the acquisition of the remaining 50% of BRC. Mr. Costamagna is the brother of Pier Antonio Costamagna, who is the Managing Director of BRC and Director of Mechanical Engineering of MTM. Mr. Costamagna’s term as a director expires at our annual meeting in 2009.

Matthew Beale, 42, became our President and Secretary in May 2008. Mr. Beale had been serving as our Vice President of Business Development since February 2007. Prior to joining Fuel Systems, Mr. Beale served as managing director for CVS Partners, a corporate advisory firm focused on mergers, acquisitions and financings, based in Milan and London, starting in 2005. From 2000-2004, he served as vice president in the Milan office of Citigroup, providing corporate finance advisory services for private bank clients. Previously, his career included mergers and acquisitions and acquisition finance positions with JP Morgan in Milan and London. He earned a Bachelor of Arts degree in English from London University and a diploma in accounting and finance from the London School of Economics, as well as a Master of Business Administration from Instituto de Estudios Superiores de la Empresa (IESE), Barcelona, Spain. His foreign language proficiency includes Italian and Spanish.

Bill E. Larkin, 39, became our Chief Financial Officer in May 2008. Mr. Larkin had been serving as our Corporate Controller and chief accounting officer since November 2006. Prior to joining Fuel Systems, Mr. Larkin served as director of financial reporting at Standard Pacific Corp from July 2003 to November 2006 where he was responsible for Securities and Exchange Commission reporting and Sarbanes Oxley Act Section 404 compliance. Earlier, he served as an auditor at Deloitte & Touche LLP, based in Los Angeles, which he joined in 1997. He earned a Bachelor of Science degree in accounting from the University of Southern California and is a Certified Public Accountant.

Roberto Olivo, 54, became our Chief Operational Officer on January 1, 2009. Mr. Olivo had been serving as our general manager of IMPCO since September 2007, a role which Mr. Olivo had been serving as acting general manager of IMPCO since May 2007. Prior to working for IMPCO, and beginning in 2000, Mr. Olivo was an independent management consultant specializing in the automotive industry. In this capacity, he worked on several projects for Fuel Systems’ BRC subsidiary as well as clients such as Fiat, Ferrari Maserati Group and Daimler Chrysler. His professional career also includes extensive experience within the broader transportation and industrial sectors. He earned a Bachelor of Science degree in electrical engineering from Politecnico di Torino, Italy, and is proficient or fluent in Italian, English, German, French, Dutch/Flemish and Spanish.

Pier Antonio Costamagna, 56, has served as the Director of Mechanical Engineering of MTM, S.r.L., a wholly owned subsidiary of BRC, since its formation in 1977. Mr. Costamagna has also served as Managing Director of BRC, one of our wholly owned subsidiaries, since the company was established in 2001. MTM develops, manufactures and installs alternative fuel systems and components under the BRC Gas Equipment trademark. Mr. Costamagna and his family founded MTM in 1977, and Mr. Costamagna has served as MTM’s principal executive officer since that time. Mr. Costamagna is the brother of Mariano Costamagna, the Chief Executive Officer of Fuel Systems.

Marco Seimandi, 43, is the Marketing Director of MTM, a wholly-owned subsidiary of BRC. He joined MTM in 1996 as Commercial Manager after his previous experience as Regional Commercial Manager of the French automotive component group Valeo. Mr. Seimandi has a PhD in aircraft engineering at Turin Polytechnic in Italy and a specialization in business administration from CEDEP/INSEAD Institute at Fontainebleau in France.

Richard Nielsen, 52, became our General Manager of IMPCO on January 1, 2009. He originally joined IMPCO in 1998, and has served in various roles of increasing responsibility, most recently as Director of Sales and Marketing. Prior to working for IMPCO, Mr. Nielsen worked in various sales, marketing and training positions within Superior Propane, Canada’s largest propane wholesaler and retailer. Mr. Nielsen began his automotive career at Advanced Automotive, one of Canada’s leading automotive conversion facilities.

Norman L. Bryan, 67, has served as a director of Fuel Systems since November 1993. He is our Lead Director, Chair of our Nominating and Corporate Governance Committee, and a member of our Audit Committee. He has been a consultant since January 1995. Mr. Bryan was employed as the Senior Vice President of Sales and Marketing of EIT, Inc., an electric meter manufacturing company, from October 1998 to July 2002. Prior to retiring in 1994 from Pacific Gas and Electric Company, he was Vice President, Marketing from February 1993 until December 1994, and was Vice President, Clean Air Vehicles from February 1991 to February 1993. Mr. Bryan holds an M.S. degree in business from Stanford University and a B.S.M.E. degree in mechanical engineering from California State University in San Jose. Mr. Bryan is also an advisory board member of the Institute of Transportation Studies at the University of California, Davis. Mr. Bryan’s term expires at our annual meeting in 2011.

Marco Di Toro, 47, has served as a director of Fuel Systems since April 1, 2005 and currently serves on our Nominating and Corporate Governance Committee. He has been a partner in the law firm of Grosso, de Rienzo, Riscossa e Associati in Turin, Italy since 1994. Mr. Di Toro holds a law degree from Università Cattolica del Sacro Cuore, Milan (Catholic University of Sacred Heart of Jesus, Milan). Mr. Di Toro’s term expires at our annual meeting in 2010.

Douglas R. King, 66, has served as a director of Fuel Systems since April 2006 and currently serves as Chairman of our Audit Committee and a member of our Nominating and Corporate Governance Committee. Mr. King is a Certified Public Accountant with significant experience in the accounting industry, including over 30 years of auditing experience at Ernst & Young LLP where he served in various capacities in multiple offices. Most recently, Mr. King served as the Managing Partner of the San Francisco Office of Ernst & Young LLP from 1998 until his retirement in 2002. Currently, Mr. King is a member of the Board of Directors of ASSIA, Inc., a privately held technology company; a member of the Board of Directors, Chairman of the Audit Committee and member of the Executive Compensation Committee of SJW Corp; and a member of the Board of Directors, Chairman of the Audit Committee and member of the Corporate Governance Committee of Rackable Systems, Inc., a public company. Mr. King’s term expires at our annual meeting in 2011.

James W. Nall, 60, has served as a director of Fuel Systems since May 2008 and currently serves on our Audit and Compensation Committees. Mr. Nall is a Certified Public Accountant with significant experience in the accounting and finance industry. Mr. Nall is currently serving as a tax commissioner for the State of New Jersey, a position he has held since July 2005. Prior to Mr. Nall’s appointment as tax commissioner by the governor of New Jersey, he was executive vice president and chief financial officer of New Jersey-based Hudson United Bancorp, a multi-billion dollar financial institution listed on the New York Stock Exchange, from September 2003 until its sale to TD Banknorth Inc. in January 2006. Mr. Nall also served as a member of the board of directors and as chairman of the audit committee of Interaudi Bank, a $1 billion private bank based in New York, from April 2003 to April 2004. Mr. Nall’s experience also includes serving for more than eighteen years as a partner with Arthur Andersen LLP. Mr. Nall earned a Masters of Business Administration in professional accounting from Rutgers University. Mr. Nall’s term expires at our annual meeting in 2010.

William J. Young, 66, has served as a director of Fuel Systems since August 2008 and currently serves as Chairman of our Compensation Committee. Mr. Young has over 30 years of experience in the automotive industry, most recently, serving as a director for Oregon-based Lithia Motors, a billion dollar automotive retailer listed on the New York Stock Exchange from March 1997 until July 2008. Mr. Young also served as executive director of J.D. Power and Associates, a global marketing information services firm specializing in consumer research for the automotive industry, from September 2003 through February 2008. From 1994 through July 2000, Mr. Young was the Chairman, President and Chief Executive Officer of Advanced Machine Vision Corporation, operating in the machine vision industry. Prior to 1994, Mr. Young served with Volkswagen of America in various capacities for a period of 18 years, most recently as its President and Chief Executive Officer. Mr. Young also has extensive experience as an independent automotive marketing consultant. Mr. Young’s term expires at our annual meeting in 2009.

Aldo Zanvercelli, 69, became a director of Fuel Systems in August 2006 and currently serves on our Compensation and Nominating and Corporate Governance Committees. Mr. Zanvercelli holds a degree in electrical engineering and has significant international business and manufacturing experience, including over 30 years of experience at Alenia Aeronautica where he served in various engineering, design and managerial capacities. In 2000, Mr. Zanvercelli formed the consulting and formation group, Intesis S.r.L., which focuses on inventions for the innovation and development of company organizational systems. Mr. Zanvercelli’s term expires at our annual meeting in 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Fuel Systems common stock. Executive officers, directors and owners of greater than 10% of our stock are required by SEC regulations to furnish copies of all Section 16(a) reports they file. Based solely upon a review of the filings furnished pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 or advice that no filings were required, all filing requirements of Section 16(a) were timely complied with during the year ended December 31, 2008, except for the following: the Company failed to assist Messrs. Bryan, Mariano Costamagna, and Power (former director) in filing timely Form 4s to report repriced stock option grants that resulted from our voluntary review of our historical stock option grant practices; the Company failed to assist Messrs. Mariano Costamagna, Pier Antonio Costamagna, Power and Seimandi in filing timely Form 4s to report exercises of stock options and sales of stock; and the Company failed to assist Mr. Nall in timely reporting his initial restricted stock grant upon becoming a director of the Company.

Audit Committee Financial Expert

The Board of Directors of Fuel Systems has an Audit Committee comprised of Messrs. King, Bryan and Nall, with Mr. King being the chairman. Our Board of Directors has determined that Mr. King qualifies as a financial expert according the to SEC’s regulations. All members of our Audit Committee meet the independence requirements of the SEC regulations and the Nasdaq Marketplace Rules.

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

Compensation Discussion and Analysis

In this section, we discuss certain aspects of our compensation policies as they apply to our Chief Executive Officer, our Chief Financial Officer (current and former) and our three other most highly-compensated executive officers in 2008. For purposes of this disclosure, our three other most highly-compensated executive officers include executive officers at our subsidiaries. We refer to these seven individuals throughout as the “Named Executive Officers.” Our discussion and the following tabular disclosure focuses on compensation and policies relating to the year ended December 31, 2008.

Operation of the Compensation Committee

The Compensation Committee is appointed by the Board of Directors to approve and evaluate all of the Company’s compensation programs, policies and plans, as they affect the executive officers. During 2008, the Compensation Committee consisted of three outside, non-employee directors who were considered to be independent under the Nasdaq Marketplace Rules. The Compensation Committee held seven meetings in 2008, most of which included “executive sessions” where members of management were not present. As of December 31, 2008, the Compensation Committee comprised of Messrs. Young, Nall and Zanvercelli with Mr. Young being the chairman.

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

We wish to reinforce the importance of the Company’s continued profitability in our compensation structure. To that end, we established the 2006 Incentive Bonus Plan, which enables our employees to share in the Company’s financial success if, and to the extent that, we are profitable. In addition, we value the concept of rewarding all employees, and not just our executives, for the Company’s successes. Implementing these priorities, our 2006 Incentive Bonus Plan permits bonuses to be awarded to any employee at any of our worldwide locations if the division where such employee works is profitable and if he or she has met all applicable personal performance targets.

Since the adoption of the 2006 Incentive Bonus Plan, we have not provided any incentive compensation, in the form of equity or cash, to our executive officers outside of the plan, and we currently do not have any intention to provide any cash or equity incentive compensation outside the plan. We believe our incentive compensation philosophy motivates our executives and our rank and file employees to share the same goal with our stockholders: maximizing profits.

Engagement of a Compensation Consultant

The Compensation Committee has the authority and access to the funds to engage outside compensation consultants to analyze compensation issues as we deem appropriate. In 2008, we hired an outside compensation consultant, Vivient Consulting LLC, to review the compensation of Mariano Costamagna, Matthew Beale, Bill E. Larkin and John Vong, our Corporate Controller, and to compare their compensation to the compensation generally offered by two selected groups of peer companies. The Compensation Committee utilizes the peer groups to assess the competitiveness of executive compensation and the appropriateness of compensation program design. The peer groups were selected by Vivient Consulting, after input from the Compensation Committee, and included publicly traded, geographically diverse companies in a similar industry and of a similar size to Fuel Systems and publicly traded manufacturing companies with California headquarters and significant international operations.

Our two peer groups are comprised of the following companies:

Industry Peer Group	California Peer Group

Badger Meter	American Vanguard Corporation

Clean Energy Fuels	Ameron International

Commercial Vehicle Group	Bell Industries

Dorman Products	CalAmp Corp

Drew Industries	Ceradyne, Inc.

DXP Enterprises	Clean Energy Fuels

Energy Conversion Devices	Ducommun Incorporated

Gentex Corp	Masimo Corp

Hawk Corporation	Mentor Corp

Motorcar Parts of America	Motorcar Parts of America

Proliance International	MRV Communications

Shiloh Industries	Power-One, Inc.

Strattec Security	Virco Mfg Corporation

Twin Disc	WD-40 Company

We recognize that we may not be able to recruit and retain key executives if we do not offer competitive compensation packages, and we are interested to know how Fuel Systems’ compensation compares to compensation at other companies as reported by Vivient Consulting. Our compensation philosophy is to focus on and reward the achievements of the Company and the executives themselves. Total compensation for our key executives, including base salary, bonus incentives and equity awards, is generally targeted at or below the median of our competitive marketplace for executive talent. The Compensation Committee believes that compensation decisions require judgment and should reflect Company and individual performance, in addition to market pay levels and trends. The Committee maintains the flexibility and discretion to establish individual target compensation levels above or below market median practices as experience, performance and contribution warrant. Using the information provided by Vivient Consulting, the Compensation Committee decided not to change any of our compensation practices in 2008.

Elements of Compensation

Compensation for each executive officer for 2008 consisted of a base salary, the opportunity to receive an annual bonus in the form of cash and/or restricted stock under our 2006 Incentive Bonus Plan and assorted other benefits and perquisites. We provide a competitive base salary and benefits package that management and the Compensation Committee believe is consistent with market practice based on our peer groups surveyed, which allows us to attract and retain key executives and employees.

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

Base Salary

The Compensation Committee has the exclusive authority to set the CEO’s compensation. The committee reviews the CEO’s performance annually and, based on this review, it may determine to adjust his compensation, subject to the terms of his employment agreement. Mr. Mariano Costamagna became the Company’s Chief Executive Officer on January 1, 2005 as part of our strategic acquisition of BRC. Pursuant to his employment agreement entered into at that time, Mr. Costamagna’s base salary is no less than $360,000 per year. The Compensation Committee has not raised his base salary since the time his employment agreement was executed. While Mr. Costamagna does not earn a fee for his services as one of the Company’s directors, he has earned a fee of €100,000 per year (approximately $141,000 converted into U.S. dollars as of December 31, 2008) for acting as a director of one of our wholly owned subsidiaries. This amount in euros did not decrease from 2007 to 2008. However, because of exchange rate fluctuations, the U.S. dollar equivalent of the payments Mr. Costamagna received in euros decreased as shown in the accompanying Summary Compensation Table.

In December 2008, the Company entered into a new employment agreement with Mr. Costamagna. Effective January 1, 2009, Mr. Costamagna serves as our Chief Executive Officer until December 31, 2012 with a base salary of no less than $360,000 paid in U.S. dollars and of €120,000 paid in euros (approximately $169,000 converted to U.S. dollars as of December 31, 2008) per year. Mr. Costamagna will not receive any other type of compensation as a director, officer, or other position within the Company or with any of its subsidiaries other than being eligible for bonuses under the 2006 Incentive Bonus Plan.

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

Given the Company’s performance in 2008 and the economic climate during 2008, the Compensation Committee did not believe that any of the Named Executive Officers merited a raise in his base salary, except for Messrs Beale and Larkin who received increases to their base salary in connection with their respective promotions during 2008. The Compensation Committee decided that the raises for each of Messrs. Beale and Larkin should be implemented in two steps, with a portion of the raise effective immediately upon the executive’s promotion and a portion of the raise effective six months after his promotion.

The Summary Compensation Table shows the 2008 base salary of Pier Antonio Costamagna being higher than his respective base salary in 2007. He is paid in euros, but his compensation reported in the Summary Compensation Table is reported in dollars based on the currency exchange rate at the end of each applicable year. The increase in base salary shown in the Summary Compensation Table is a result of exchange rate fluctuation rather than a change in compensation paid.

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

All employees of the Company and its subsidiaries worldwide are eligible to participate in the 2006 Incentive Bonus Plan if they have been employed for at least the final six months of the applicable year and if they are employed by the Company or any of its subsidiaries on the date that awards are given. None of the Company’s employees (including the Named Executive Officers) are guaranteed a bonus. An eligible employee will only receive his or her bonus if he or she works in a division that makes a net profit for the year and, as the Committee determines, if that employee has successfully met his or her individual performance goals for that year. The Compensation Committee did not implement the individual performance goal requirement for the awards granted in 2008 (based on profit made in fiscal year 2007) or for the awards to be granted in 2009 (based on profit made in fiscal year 2008).

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

Both divisions of Fuel Systems were profitable in 2007, therefore, all of the Company’s eligible employees received bonuses in 2008. For the awards granted in 2008, the Compensation Committee determined, based on recommendations from the CEO, that 18% of the available IMPCO bonus pool, plus 28% of the available BRC bonus pool, should be allocated to Company’s CEO and the executive officers who report directly to him. That portion of the bonus pool was then divided among the executive officers in proportion to the relative base salaries of those executive officers.

The Compensation Committee decided that the total compensation amount for each senior executive officer of Fuel Systems or IMPCO located in the United States was most appropriately divided into 35% cash, to provide an immediate reward to employees, and 65% restricted stock to provide a long-term incentive. The Compensation Committee also decided that all BRC employees, including Mr. Pier Antonio Costamagna, should receive their awards in all cash due to the complications involved in granting stock awards to employees overseas. Due to the all-cash payment received by BRC employees, which was paid in a lump sum and had no restrictions similar to the vesting of restricted stock, the Compensation Committee decided to reduce the size of the bonus pool that was distributed to the BRC employees to 5% of that division’s profits.

Based on profitability of both IMPCO and BRC for 2008, some employees might be provided with bonuses in 2009 based on performance in 2008. For the awards which might be granted for 2009, the Compensation Committee has not yet determined the allocation to the Company’s CEO and the executive officers who report directly to him. It is expected that they will be paid in a manner consistent with the bonus paid in 2008. The Company has accrued $1.8 million as of December 31, 2008 for its total expected 2009 obligation under the plan, of which $39,000 relates to the first 25% vesting of restricted stock that may be issued in 2009; this will be reclassified to equity when the restricted stock grant is issued in 2009.

The incentive compensation granted in 2008 under the 2006 Incentive Bonus Plan was based on our divisions’ profitability in 2007 and is included in the accompanying summary compensation table. The table below sets forth the cash and restricted stock that the Named Executive Officers received in 2008:

	Awards under the 2006 Incentive Bonus Plan Awards paid in 2008
Name	Cash ($)	Shares of Restricted Stock (#)
Mariano Costamagna	$98,853	1,510
Matthew Beale	22,566	588
Roberto Olivo	16,170	1,615
Bill E. Larkin	14,107	616
Thomas M. Costales (1)	—	—
Pier Antonio Costamagna	8,843	—

(1)	Mr. Costales resigned in May 2008 and was not eligible for an award in 2008 under the 2006 Incentive Bonus Plan.

All restricted stock grants contain a component that vests over time. One quarter of the total grant amount vested immediately. Each additional quarter vests on subsequent one-year anniversaries of the grant date. Until the stock vests, each recipient does not have the rights of a stockholder; he or she does not receive dividends and cannot vote those shares. Any stock that has not vested when the employee leaves the Company for any reason is forfeited.

If Fuel Systems merges with another company, has a change in control or undergoes a similar transaction and Fuel Systems is not the surviving company, all of our obligations under restricted stock awards that have been previously granted under the Plan shall be assumed by the surviving corporation on terms approved by the Compensation Committee.

Deferred Compensation Plan

Another manner in which we encourage our senior employees, including our Named Executive Officers, to align their interests with those of our stockholders is through participation in our deferred compensation plan which was amended effective January 1, 2008. Participation in the deferred compensation plan is limited to members of the Board of Directors and senior managers of Fuel Systems. All of our Named Executive Officers, other than Mr. Pier Antonio Costamagna, are eligible to participate in the deferred compensation plan, but only Mr. Costales had elected to do so during 2008.

Participants in our deferred compensation plan elect to defer a portion of their salary (including cash bonuses), which is invested in an account under the plan. Each participant designates how the money in his or her plan account is invested, and each participant’s account is credited with the actual net investment earnings, gains and losses incurred. The Company matches 50% of the participant’s contribution up to an annual maximum of $12,500. The Company’s contributions may be made in cash or in shares of the Company’s common stock. Historically, the matching Company funds have been invested in shares of Fuel Systems common stock acquired in the open market.

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

A participant is entitled to a lump sum distribution under the plan following termination of his or her employment for any reason. A plan participant may also be permitted to withdraw some or all of the funds from his or her plan account in the event her or she suffers a severe financial hardship that qualifies as an “unforeseeable emergency” as defined in Section 409A of the Internal Revenue Code and the regulations promulgated thereunder.

The accompanying Nonqualified Deferred Compensation Plan table gives additional detail about Mr. Costales’ participation in the plan during 2008. According to the terms of his separation agreement with the Company, shares purchased on his behalf with matching Company funds became fully vested immediately upon his resignation from the Company. Mr. Costales elected to withdraw his funds from the plan in January 2009 as a lump sum of approximately $0.1 million. When he withdrew his funds, the value of the Company’s matching contributions shares whose vesting had been accelerated was approximately $22,000.

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

We maintain a retirement savings plan, or a 401(k) plan, for the benefit of our eligible employees, those who are at least 21 years old and paid from the United States. Currently, employees may elect to defer their compensation up to the statutorily prescribed limit. Our matching employee contributions are discretionary up to a limit of 100% of the first 3% of compensation contributed by employees each pay period. An employee’s interests in his or her deferrals are 100% vested when contributed. After two years of employment, the participant is 25% vested in the employer’s matching contributions. Each year thereafter, an additional 25% of the employer’s matching contributions vests, resulting in full vesting after five years of employment. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deducible by us when made. Of our Named Executive Officers, only Messrs. Larkin, Olivo and Costales participated in our 401(k) plan during 2008.

We do provide some perquisites as additional benefits that are convenient for our executive officers when faced with the demands of their positions. For example, Mr. Costales received an automobile allowance of $4,615 (which is an annual allowance of $12,000 prorated for the portion of the year that he was employed by us), and Messrs. Beale, Larkin and Olivo received an automobile allowance of $12,000 each in 2008.

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

Amounts that are deferred or which become vested under our nonqualified deferred compensation programs (including our 2006 Incentive Bonus Plan) after December 31, 2004, are subject to Internal Revenue Code Section 409A, which governs when elections for deferrals of compensation may be made, the form and timing permitted for payment of such deferred amounts, and the ability to change the form and timing of payments initially established. Section 409A imposes sanctions for failure to comply, including accelerated income inclusion, a 20% penalty and an interest penalty. We believe that our plans subject to Section 409A comply with Section 409A as permitted by the proposed regulations issued by the Internal Revenue Service.

Compensation upon Termination

Other than Mariano Costamagna and Mr. Costales, our Named Executive Officers do not have specific severance arrangements for themselves.

Mariano Costamagna’s Severance Arrangements. The termination of employment provisions included in Mr. Costamagna’s initial employment agreement that was in effect during all of 2008, were entered into not only to address competitive concerns when he was originally recruited, but also as part of the negotiated terms of Fuel Systems’ acquisition of BRC, which was previously owned by Mr. Costamagna and his family members. An amended and restated employment agreement was signed in 2008 and became effective January 1, 2009.

According to the terms of his new employment agreement, if during the term of Mr. Costamagna’s employment we terminate his employment other than for “cause” or disability or if he resigns for “good reason,” we must pay him a severance payment of $5.0 million divided into five equal installments (the first of which is due on the 60th day following termination with subsequent installments due on each annual anniversary of termination); provided that Mr. Costamagna abides by certain covenants limiting his ability to compete with us, solicit our employees or interfere with our business during those four years following his termination. Accordingly, our right to terminate his employment without triggering this payment obligation is limited to circumstances in which we terminate him for “cause” such as if (1) he engages in gross negligence or willful misconduct, including but not limited to criminal conduct, that injures the reputation of the company or otherwise adversely affects the material interests of the company; (2) he continues to refuse to perform his substantial job functions after written notice; (3) he refuses to cooperate in any audit or investigation of the financial statements or business practices of the company; or (4) he fails to take corrective action to remedy any acts or omissions within twenty business days after written notice indicating that such failure to remedy such conduct is grounds for termination. Similarly, Mr. Costamagna may resign for “good reason” and claim the severance payment if, after having given the company written notice and an opportunity to cure the defect: (1) his title, duties, responsibilities or status are materially diminished, (2) his base salary is reduced, (3) there is a material adverse deviation from the company’s bonus determination policies, or (4) his responsibilities are delegated to another person such that his authority or overall level of responsibility within the company has been materially diminished.

If, following a change of control, we terminate Mr. Costamagna’s employment other than for “cause” or disability or if he resigns for “good reason,” then, unless the board of directors determines otherwise at the time of the change of control, his severance amount would no longer be $5.0 million but would instead be the product of 2.99 and the greater of (i) his salary at the time of termination or immediately before the change of control and (ii) the average annual cash bonus earned for the three full years preceding his termination. A change of control will be deemed to have occurred if a person or group of related people acquires enough of the company’s common stock to elect a majority of the board of directors of the company or if a person or group of people purchase all or substantially all of the company’s and its subsidiaries’ assets. If there were a change of control of the company while Mr. Costamagna was receiving severance payments in accordance with the previous paragraph, then Mr. Costamagna would forfeit his remaining severance payment installments, unless the Board specifically determines that they should paid. If the Board determines that Mr. Costamagna will not forfeit his remaining severance payments following a change of control, such remaining severance payments shall continue to be paid to Mr. Costamagna as described in the previous paragraph; provided that if the change of control is also a “change in control event” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, Mr. Costamagna shall be paid the remaining severance payments in a cash lump sum upon the occurrence of such change of control.

As a result of these provisions in his employment agreement, any decision on our part to terminate Mariano Costamagna, other than for cause or disability prior to December 31, 2012 would be extremely costly to us.

Thomas Costales’s Severance Arrangements. Mr. Costales and the Company entered into a severance agreement at the time of his resignation as our Chief Financial Officer. As part of the agreement, Mr. Costales received a severance payment of $335,000, full vesting of the employer contributions within his 401(k) plan and full vesting of the employer contributions within his deferred compensation plan account, but no bonus under our 2006 Incentive Bonus Plan related to performance in fiscal year 2007.

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

Any participant in the deferred compensation plan who leaves the Company’s employment for any reason will receive a lump sum payment equal to the vested amounts remaining in his account after the end of his employment. As part of Mr. Costales’s severance agreement, the Company agreed to accelerate the vesting on the shares of Company common stock purchased by us as matching contributions to his account. When he withdrew his funds from the plan in January 2009, the value of the Company’s matching contribution shares whose vesting had been accelerated was approximately $22,000.

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

In addition, this plan gives the Board of Directors the authority to accelerate the vesting of all shares of stock in the event of the Company’s merger with another company or sale of all or substantially all of the Company’s assets. As of December 31, 2008, all of Mariano Costamagna’s options granted under this plan were fully vested, therefore the termination of Mr. Costamagna’s employment or a merger or sale of all or substantially all of the Company’s assets would have no effect on this portion of his compensation.

Treatment of Stock Option Awards. As of December 31, 2008, Messrs. Mariano Costamagna and Pier Antonio Costamagna were the only Named Executive Officers to have outstanding stock options. All of these executives’ stock options were fully vested, therefore the termination of either individual’s employment or a merger or sale of all or substantially all of the Company’s assets would have no effect on this portion of their compensation.

Conclusion

Our compensation policies are designed to retain and motivate our senior executive officers and to ultimately reward them for outstanding individual and corporate performance. We will continue to monitor these policies to gauge whether they are meeting our expectations and are willing to change them as necessary to accomplish our goals.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained herein with the management of the Company and, based on the review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Submitted by the Compensation Committee:
William J. Young
James W. Nall
Aldo Zanvercelli

Compensation Committee Interlocks and Insider Participation

Mr. Zanvercelli served as a member of the Compensation Committee in 2008. Messrs. Bryan, Nall and Young served as members of the Compensation Committee during a portion of 2008. None of these persons is or has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks between the Company and other entities involving the Company’s executive officers and directors who serve as executive officers of such entities.

Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers for 2008 and 2007:

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	All Other Compensation ($)		Total ($)
Mariano Costamagna (Chief Executive Officer and Director)	2008	$360,000		$98,853	(12)	13,243	$159,956	(2)	$632,052
	2007	360,000		135,551	(11)	5,703	144,692	(2)	645,946
	2006	360,000		—		—	132,345	(2)	492,345

Matthew Beale (President and Secretary)	2008	226,154		22,566	(12)	1,823	12,090	(7)	262,633
	2007	153,461		—		—	78,850	(7)	232,311

Bill E. Larkin (Chief Financial Officer) (13)	2008	194,077		14,107	(12)	1,909	31,009	(6)	241,102

Roberto Olivo (Chief Operational Officer)	2008	225,016		16,170	(12)	5,010	19,819	(4)	266,015

Pier Antonio Costamagna (Director of Mechanical Engineering of MTM)(8)	2008	441,402		8,843	(12)	—	132	(9)	450,377
	2007	411,222		11,128	(11)	—	—		422,350
	2006	378,866		—		—	—		378,866

Thomas M. Costales (Former Chief Financial Officer and Secretary)	2008	80,769	(3)	—		11,645	372,611	(5)	465,025
	2007	210,000	(3)	47,252	(11)	3,322	30,528	(5)	291,102
	2006	195,600	(3)	15,000	(10)	—	20,300	(5)	230,900

(1)	The fair value of restricted stock grants is computed in accordance with SFAS 123R. See Note 7 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the calculation of the fair value of these awards.
(2)	Of this amount for 2008, $147,134 represents board fees for Mariano Costamagna’s service on MTM’s board (€100,000 converted into U.S. dollars based on the average interbank currency exchange rate for the year ended December 31, 2008), $7,357 represents board fees for Mr. Costamagna’s service on Zavoli’s board (€5,000 converted into U.S. dollars based on the average interbank currency exchange rate for the year ended December 31, 2008), $519 represents life insurance premiums paid by the Company and $4,946 represents the value of space that Mr. Costamagna uses in one of our facilities in which to store some of his personal automobiles. Of this amount for 2007, $137,074 represents board fees for Mariano Costamagna’s service on MTM’s board (€100,000 converted into U.S. dollars based on the average interbank currency exchange rate for the year ended December 31, 2007), $327 represents life insurance premiums paid by the Company, $3,427 represents board fees for Mr. Costamagna’s service on Zavoli’s board (€2,500 converted into U.S. dollars based on the average interbank currency exchange rate for the year ended December 31, 2007) and $3,864 represents the value of space that Mr. Costamagna uses in one of our facilities in which to store some of his personal automobiles. Of this amount for 2006, $132,030 represents board fees for Mariano Costamagna’s service on MTM’s board (€100,000 converted into U.S. dollars based on the average interbank currency exchange rate for the year ended December 31, 2006), and $315 represents life insurance premiums paid by the Company.
(3)	Mr. Costales resigned in May 2008. He elected to defer $16,038, $53,950 and $11,400 in 2008, 2007 and 2006, respectively, of the amounts reported as his salary into our deferred compensation plan. See the Nonqualified Deferred Compensation Plan Table below for additional detail.
(4)	Of this amount for 2008, $7,596 represents 401(k) matching contributions paid by the Company, $223 represents life insurance premiums paid by the Company and $12,000 represents an automobile allowance.
(5)	Of this amount for 2008, $335,000 represents severance paid as a result of Mr. Costales’ resignation in May 2008, $3,165 represents 401(k) matching contributions paid by the Company, $274 represents life insurance premiums paid by the Company, $8,019 represents deferred compensation plan contributions paid by the Company, $21,538 represents payment of unused vacation and $4,615 represents an automobile allowance. Of this amount for 2007, $5,526 represents 401(k) matching contributions paid by the Company, $502 represents life insurance premiums paid by the Company, $12,500 represents deferred compensation plan contributions paid by the Company and $12,000 represents an automobile allowance. Of this amount for 2006, $2,285 represents 401(k) matching contributions paid by the Company, $315 represents life insurance premiums paid by the Company, $5,700 represents deferred compensation plan contributions paid by the Company and $12,000 represents an automobile allowance.

(6)	Of this amount for 2008, $6,807 represents 401(k) matching contributions paid by the Company, $87 represents life insurance premiums paid by the Company, $12,115 represents payment of unused vacation time and $12,000 represents an automobile allowance.
(7)	Of this amount for 2008, $90 represents life insurance premiums paid by the Company and $12,000 represents an automobile allowance. Of this amount for 2007, $70,000 represents moving expenses paid by the Company to move Mr. Beale and his family to California from Italy, $81 represents life insurance premiums paid by the Company and $8,769 represents an automobile allowance.
(8)	All amounts paid to Pier Antonio Costamagna were paid in euros and have been converted into U.S. dollars at the average interbank currency exchange rate for the year of the applicable year. Due to currency fluctuations from the end of 2007 to the end of 2008, the base salary of this executive appears to have risen, but the base salary he received in euros did not increase from 2007 to 2008.
(9)	This amount represents life insurance premiums paid by the Company.
(10)	This bonus was paid in 2006 for services rendered in 2005.
(11)	This bonus was paid in 2007 for services rendered in 2006.
(12)	This bonus was paid in 2008 for services rendered in 2007.
(13)	Mr. Larkin was Corporate Controller during 2007 and received a promotion to Chief Financial Officer in May 2008

Employment Agreements with Named Executive Officers

Mariano Costamagna’s Employment Agreement

Mariano Costamagna entered into an employment agreement effective January 1, 2005 in connection with the Company’s negotiated acquisition of BRC, which was previously owned by Mr. Costamagna and his family. Under this agreement, Mr. Costamagna serves as our Chief Executive Officer until May 31, 2009. Under this employment agreement, Mr. Costamagna’s base salary was $360,000 per year, and he was entitled to receive bonus incentives. In addition to his base salary, he was also paid €100,000 per year (approximately $141,000 converted into U.S. dollars as of December 31, 2008) as compensation for his services as a director of MTM.

In December 2008, we entered into an amended and restated employment agreement with Mr. Costamagna effective January 1, 2009. Under this agreement, Mr. Costamagna will continue to serve as our Chief Executive Officer until December 31, 2012. Mr. Costamagna’s annual base salary will be $360,000 paid in U.S. dollars plus €120,000 paid in euros (approximately $169,000 converted into U.S. dollars based on the average interbank currency exchange rate on December 31, 2008). Mr. Costamagna will also be eligible for consideration for an annual bonus under the Fuel Systems 2006 Equity Incentive Plan and will be eligible to participate in other general employee benefits the Company maintains for its employees. Mr. Costamagna will not receive any other type of compensation as a director, officer, or by virtue of any other position with the Company or any of its subsidiaries.

We may, at our sole discretion, obtain a key person life insurance policy on Mr. Costamagna payable to us in an amount of not less than $20 million. In the event of Mr. Costamagna’s death while we have such an outstanding life insurance policy in effect for him, we must offer to repurchase up to $10 million of Fuel Systems common stock from Mr. Costamagna’s beneficiaries with the proceeds of the insurance policy.

If, during the term of Mr. Costamagna’s employment, we terminate his employment other than for “cause” or disability or if he resigns for “good reason,” we must pay him a severance payment of $5.0 million divided into five equal installments (the first of which is due on the 60th day following termination with subsequent installments due on each anniversary of termination); provided that Mr. Costamagna abides by certain covenants limiting his ability to compete with the company, solicit its employees or interfere with its business during those four years following his termination. Accordingly, our right to terminate his employment without triggering this payment obligation is limited to circumstances in which we terminate him for “cause” such as if (1) he engages in gross negligence or willful misconduct, including but not limited to criminal conduct, that injures the reputation of the company or otherwise adversely affects the material interests of the company; (2) he continues to refuse to perform his substantial job functions after written notice; (3) he refuses to cooperate in any audit or investigation of the financial statements or business practices of the company; or (4) he fails to take corrective action to remedy any acts or omissions within twenty business days after written notice indicating that such failure to remedy such conduct is grounds for termination. Similarly, Mr. Costamagna may resign for “good reason” and claim the severance payment if, after having given the company written notice and an opportunity to cure the defect: (1) his title, duties, responsibilities or status are materially diminished, (2) his base salary is reduced, (3) there is a material adverse deviation from the company’s bonus determination policies, or (4) his responsibilities are delegated to another person such that his authority or overall level of responsibility within the company has been materially diminished. As a result of these provisions in his employment agreement, any decision on our part to terminate Mariano Costamagna, except for cause or disability, prior to December 31, 2012 would be extremely costly to us.

If, following a change of control, we terminate Mr. Costamagna’s employment other than for “cause” or disability or if he resigns for “good reason,” then, unless the board of directors determines otherwise at the time of the change of control, his severance amount would no longer be $5.0 million but would instead be the product of 2.99 and the greater of (i) his salary at the time of termination or immediately before the change of control and (ii) the average annual cash bonus earned for the three full years preceding his termination. A change of control will be deemed to have occurred if a person or group of related people acquires enough of the company’s common stock to elect a majority of the board of directors of the company or if a person or group of people purchase all or substantially all of the company’s and its subsidiaries’ assets. If there were a change of control of the company while Mr. Costamagna was receiving severance payments in accordance with the previous paragraph, then Mr. Costamagna would forfeit his remaining severance payment installments, unless the Board specifically determines that they should paid. If the Board determines that Mr. Costamagna will not forfeit his remaining severance payments following a change of control, such remaining severance payments shall continue to be paid to Mr. Costamagna as described in the previous paragraph; provided that if the change of control is also a “change in control event” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, Mr. Costamagna shall be paid the remaining severance payments in a cash lump sum upon the occurrence of such change of control.

If any benefit provided or to be provided to Mr. Costamagna would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties are incurred by him with respect to such excise tax, then Mr. Costamagna shall be entitled to receive an additional gross-up payment in an amount such that after payment by Mr. Costamagna of any excise tax (and all other income, employment, excise and other taxes that are imposed on the gross-up payment), Mr. Costamagna retains an amount of the gross-up payment equal to the sum of (A) the excise tax imposed upon any benefit provided or to be provided to Mr. Costamagna and (B) the product of any deductions disallowed because of the inclusion of the gross-up payment in Mr. Costamagna’s adjusted gross income and the highest applicable marginal rate of federal income taxation for the calendar year in which the gross-up payment is to be made.

Pier Antonio Costamagna’s Employment Agreement

Pier Antonio Costamagna entered into an employment agreement with MTM effective October 22, 2004 pursuant to which he became MTM’s Director of Mechanical Engineering until May 31, 2009. Mr. Costamagna’s initial base salary is $360,000 per year, and he is entitled to participate in MTM’s existing bonus plans and arrangements, but not entitled to receive bonus incentives from IMPCO. In 2008, Mr. Costamagna received approximately $9,000 in cash pursuant to the 2006 Equity Incentive Plan. Mr. Costamagna’s employment agreement does not contain the severance provisions contained in Mariano Costamagna’s agreement.

Grants of Plan-Based Awards in 2008

The Company awarded cash and restricted stock grants under our 2006 Incentive Bonus Plan to five of the Named Executive Officers in 2008, as described below. The Company did not award any stock options during 2008.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Target ($)(1)	Target (#)(2)
Mariano Costamagna	5/6/08	$98,853	1,510	$28,086

Matthew Beale	5/6/08	22,566	588	10,937

Bill E. Larkin	5/6/08	14,107	616	11,458

Roberto Olivo	5/6/08	16,170	1,615	30,039

Pier Antonio Costamagna	5/6/08	8,843	—	—

Thomas M. Costales(4)	—	—	—	—

(1)	The amounts shown in this column were awarded under our 2006 Incentive Bonus Plan and paid in a lump-sum on May 6, 2008. No future cash payments will be made with respect to this award.

(2)	These shares of restricted stock were granted on May 6, 2008 under our 2006 Incentive Bonus Plan. One quarter of the total vested immediately. An additional one quarter of the total grant vests on each of May 6, 2009, May 6, 2010 and May 6, 2011. The only condition to the vesting of the restricted stock is the Named Executive Officer’s continued employment with the Company.
(3)	The fair value of restricted stock grants is computed in accordance with SFAS 123R. See Note 7 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the calculation of the fair value of these awards.
(4)	Mr. Costales resigned in May 2008 and did not receive an award in 2008 under the 2006 Incentive Bonus Plan.

Outstanding Equity Awards at Fiscal Year End 2008

The following table provides a summary of stock option and unvested restricted stock awards held by the Named Executive Officers that were outstanding as of December 31, 2008. All stock options held by the Named Executive Officers were exercisable as of December 31, 2008.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)
	Exercisable
Mariano Costamagna	—	—	—	958	(1)	$31,384
	—	—	—	1,132	(2)	37,084
	10,000	$15.20	5/27/2013	—		—
	1,500	14.34	10/1/2013	—		—
	6,000	17.06	10/1/2013	—		—
	7,500	11.40	5/17/2014	—		—

Matthew Beale	—	—	—	441	(2)	14,447

Bill E. Larkin	—	—	—	462	(2)	15,135

Roberto Olivo	—	—	—	1,211	(2)	39,672

Pier Antonio Costamagna	10,000	6.12	5/27/2013	—		—
	10,000	11.40	5/17/2014	—		—

Thomas M. Costales	—	—	—	—		—

(1)	These shares of restricted stock will vest in equal installments on May 4, 2009 and May 4, 2010.
(2)	These shares of restricted stock will vest in equal installments on May 6, 2009, May 6, 2010 and May 6, 2011.

Option Exercises and Stock Vested in 2008

The following table provides a summary of shares of restricted stock held by the Named Executive Officers that vested during 2008. None of the Named Executive Officers exercised options during 2008.

	Restricted Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mariano Costamagna	479	$8,766
	378	7,031
Matthew Beale	147	2,734
Bill E. Larkin	154	2,864
Roberto Olivo	404	7,514
Pier Antonio Costamagna	—	—
Thomas M. Costales	279	5,106
	559	10,738

Pension Benefits

We do not have any pension plans.

Nonqualified Deferred Compensation in 2008

Our Named Executive Officers are eligible to participate in our deferred compensation plan, as discussed above, pursuant to which they may elect to defer a portion of their salary, which has been invested as they direct. The Company matches 50% of the participant’s contribution up to an annual maximum of $12,500, which is invested in shares of our common stock acquired in the open market and those shares become subject to vesting provisions. Mr. Costales is the only Named Executive Officer who elected to participate in this plan in 2008 as indicated in the table below. None of the Named Executive Officers withdrew any funds or received a distribution of any funds from the plan in 2008.

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

According to the terms of his separation agreement with the Company, all shares purchased through the deferred compensation plan on behalf of Mr. Costales with matching Company funds became fully vested immediately upon his resignation from the Company. Mr. Costales elected to withdraw his funds from the plan in January 2009 as a lump sum of approximately $0.1 million. When he withdrew his funds, the value of the Company’s matching contribution shares whose vesting had been accelerated was approximately $22,000.

The following table provides information about the deferred compensation plan holdings and investments of the Named Executive Officers during 2008:

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings in Last Fiscal Year ($) (3)	Aggregate Balance at Last Fiscal Year-End ($) (4)
Mariano Costamagna	—	—	—	—
Matthew Beale	—	—	—	—
Bill E. Larkin	—	—	—	—
Roberto Olivo	—	—	—	—
Pier Antonio Costamagna	—	—	—	—
Thomas M. Costales	$16,038	$8,019	—	$105,307

(1)	These amounts are included in the “Salary” column in the summary compensation table.
(2)	These amounts are included in the “All Other Compensation” column of the summary compensation table.
(3)	These amounts represent appreciation and investment gains held in the accounts of the participants.
(4)	Of these amounts, an aggregate of $86,222 was previously reported in the summary compensation table for Mr. Costales in 2006 and 2007.

Potential Payments upon Termination or Change in Control

Other than Mr. Mariano Costamagna and Mr. Costales, our Named Executive Officers have not negotiated specific severance arrangements for themselves.

Mariano Costamagna’s Severance Arrangements. According to Mariano Costamagna’s new employment agreement, if during the term of his employment we terminate his employment other than for “cause” or disability or if he resigns for “good reason,” we must pay him a severance payment equal to $5.0 million divided into five equal installments (the first of which is due on the 60th day following termination with subsequent installments due on each annual anniversary of termination); provided that Mr. Costamagna abides by certain covenants limiting his ability to compete with us, solicit our employees or interfere with our business during those four years following his termination. Accordingly, our right to terminate his employment without triggering this payment obligation is limited to circumstances in which we terminate him for “cause” such as if (1) he engages in gross negligence or willful misconduct, including but not limited to criminal conduct, that injures the reputation of the company or otherwise adversely affects the material interests of the company; (2) he continues to refuse to perform his substantial job functions after written notice; (3) he refuses to cooperate in any audit or investigation of the financial statements or business practices of the company; or (4) he fails to take corrective action to remedy any acts or omissions within twenty business days after written notice indicating that such failure to remedy such conduct is grounds for termination. Similarly, Mr. Costamagna may resign for “good reason” and claim the severance payment if, after having given the company written notice and an opportunity to cure the defect: (1) his title, duties, responsibilities or status are materially diminished, (2) his base salary is reduced, (3) there is a material adverse deviation from the company’s bonus determination policies, or (4) his responsibilities are delegated to another person such that his authority or overall level of responsibility within the company has been materially diminished.

If, following a change of control, we terminate Mr. Costamagna’s employment other than for “cause” or disability or if he resigns for “good reason,” then, unless the board of directors determines otherwise at the time of the change of control, his severance amount would no longer be $5.0 million but would instead be the product of 2.99 and the greater of (i) his salary at the time of termination or immediately before the change of control and (ii) the average annual cash bonus earned for the three full years preceding his termination. A change of control will be deemed to have occurred if a person or group of related people acquires enough of the company’s common stock to elect a majority of the board of directors of the company or if a person or group of people purchase all or substantially all of the company’s and its subsidiaries’ assets. If there were a change of control of the company while Mr. Costamagna was receiving severance payments in accordance with the previous paragraph, then Mr. Costamagna would forfeit his remaining severance payment installments, unless the Board specifically determines that they should paid. If the Board determines that Mr. Costamagna will not forfeit his remaining severance payments following a change of control, such remaining severance payments shall continue to be paid to Mr. Costamagna as described in the previous paragraph; provided that if the change of control is also a “change in control event” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, Mr. Costamagna shall be paid the remaining severance payments in a cash lump sum upon the occurrence of such change of control.

As a result of these provisions in his employment agreement, any decision on our part to terminate Mariano Costamagna, other than for cause or disability, prior to December 31, 2012 would be extremely costly to us.

Thomas Costales’s Severance Arrangements. Mr. Costales and the Company entered into a severance agreement at the time of his resignation as our Chief Financial Officer. As part of the agreement, Mr. Costales received a severance payment of $335,000, full vesting of the employer contributions within his 401(k) plan and full vesting of the employer contributions within his deferred compensation plan account, but no bonus under our 2006 Incentive Bonus Plan related to performance in fiscal year 2007. Mr. Costales elected to withdraw his funds from our deferred compensation plan in January 2009 as a lump sum of approximately $0.1 million. When he withdrew his funds, the value of the Company’s matching contribution shares whose vesting had been accelerated was approximately $22,000.

Treatment of Investments in Deferred Compensation Plan Accounts. Any employee who participates in our deferred compensation plan has an absolute right to the salary he deferred and contributed to the plan, adjusted for all investment gains, losses and interest, when he leaves the Company regardless of his reason for leaving the Company or his length of service with the Company. In contrast, the participant’s right to the funds contributed by the Company is subject to vesting as described above. Any unvested portion of the Company matching funds contributed to the account in the employee’s name is forfeited by the employee upon the termination of his employment with the Company for any reason. However, a participant automatically becomes 100% vested in the Company matching funds upon a change in control of the Company or if the participant dies prior to receiving any payments under the plan. Any participant in the deferred compensation plan who leaves the Company’s employment for any reason will receive a lump sum payment equal to the vested amounts remaining in his account after the end of his employment.

Treatment of Stock Option Awards. As of December 31, 2008, Messrs. Mariano Costamagna and Pier Antonio Costamagna were the only Named Executive Officers to have outstanding stock options. All of these executives’ stock options were fully vested, therefore the termination of either individual’s employment or a merger or sale of all or substantially all of the Company’s assets would have no effect on this portion of their compensation.

Director Compensation

We compensate our independent directors as follows:

•	$20,000 one-time restricted stock grant to new independent Board members;

•	$10,000 cash to each independent Board member as one-third of the annual director fee;

•	$20,000 annual restricted stock grant to each independent Board member as two-thirds of the annual director fee;

•	$10,000 cash to the Lead Director as an annual fee;

•	$10,000 cash to the Audit Committee Chairman as an annual fee;

•	$5,000 cash to the Compensation Committee Chairman as an annual fee;

•	$5,000 cash to the Nominating and Corporate Governance Committee Chairman as an annual fee;

•	$2,500 cash to Audit Committee members as an annual fee;

•

$2,500 cash to each non-employee director per day of Board meetings attended in person if the Board meeting is held in the director’s home country. (In addition, the Company will pay $7,500 cash to each non-employee director for each Board meeting attended in person, if the meeting is not held in the director’s home country. The $7,500 fee is a flat fee that is payable only once per meeting, no matter how long the meeting lasts);

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

Special Committee Compensation

In 2008, our Board of Directors created a special committee to review the Company’s financing structure. This special committee consisted of Messrs. Bryan (as Chairman), King and Zanvercelli. Due to the intensive amount of work required of the special committee members, the Compensation Committee recommended to the Board and the Board approved additional payments to the special committee members. Mr. Bryan received $10,000 per month to serve as chairman of the special committee. Messrs. King and Zanvercelli received one-time payments of $5,000 each for their service. In addition, all three of the special committee members received $1,000 for each in-person committee meeting or telephonic meeting.

Participation in the Deferred Compensation Plan

In addition, non-employee directors are eligible to participate in our deferred compensation plan pursuant to which they may elect to defer a portion of their fees, which are invested in shares of our common stock. The Company matches 50% of the participant’s contribution up to an annual maximum of $12,500, which has been invested in shares of our common stock acquired in the open market and those shares become subject to vesting provisions.

As of December 31, 2008, Mr. Bryan was fully vested in the shares purchased through the deferred compensation plan with Company matching funds, Mr. Di Toro was 50% vested in the shares purchased through the deferred compensation plan with Company matching funds, Mr. King was 25% vested in the shares purchased through the deferred compensation plan with Company matching funds and Mr. Nall was not vested in any shares purchased through the deferred compensation plan with Company matching funds.

2008 Director Compensation Table

The following table sets forth a summary of the compensation earned by our directors pursuant to our director compensation policy for the year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) (2)	All Other Compensation ($) (3)	Total ($)
Norman L. Bryan	$110,500	$20,000	$5,125	$135,625
Marco Di Toro	51,500	20,000	11,195	82,695
Douglas R. King	82,750	20,000	12,500	115,250
James W. Nall	34,011	40,000	12,500	86,511
J. David Power III (4)	12,132	—	—	12,132
William J. Young	23,533	40,000	—	63,533
Aldo Zanvercelli	63,500	20,000	—	83,500

(1)	Each non-employee director receives a $20,000 annual restricted stock grant on the day of our annual stockholder meeting. All directors received this restricted stock grant on August 7, 2008 and all of the grants vested in full on December 31, 2008. Additionally, new directors receive a $20,000 restricted stock grant that vests over three years. Mr. Nall became director on May 7, 2008 and Mr. Young became director on August 6, 2008.

(2)	As of December 31, 2008, Mr. King had 467 shares of unvested restricted stock outstanding, Mr. Nall had 1,065 shares of unvested restricted stock outstanding, Mr. Young had 475 shares of unvested restricted stock outstanding, and Mr. Zanvercelli had 496 shares of unvested restricted stock outstanding. No other directors held unvested restricted stock as of that date. See Note 7 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the calculation of the fair value of the restricted stock awards granted in 2008.
(3)	All Other Compensation represents the Company’s matching contribution for directors who elect to defer their director fees into our deferred compensation plan.
(4)	J. David Power III resigned as a member of the Board on April 23, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of our common stock as of January 31, 2009, as to:

•	each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock;

•	our Named Executive Officers;

•	each of our directors; and

•	all our directors and executive officers as a group.

Except as otherwise indicated, all of the shares indicated in the table are shares of Fuel Systems common stock and each beneficial owner has sole voting and investment power with respect to the shares set forth opposite his or its name. For the purposes of calculating percentage ownership as of January 31, 2009, 16,084,677 shares were issued and 16,072,583 shares were outstanding, and, for any individual who beneficially owns shares of restricted stock that will vest or shares represented by options that are or will become exercisable within 60 days following January 31, 2009, those shares are treated as if outstanding for that person, but not for any other person. In preparing the following table, we relied upon statements filed with the SEC by beneficial owners of more than 5% of the outstanding shares of our common stock pursuant to Section 13(d) or 13(g) of the Securities Act of 1934, unless we knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case we relied upon information, which we considered to be accurate and complete. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Fuel Systems Solutions, Inc., 3030 Susan Street, Santa Ana, California 90704.

	Shares Beneficially Owned
Name of Beneficial Owner	Number		Percentage
5% Stockholders:
FMR LLC	1,798,229	(1)	11.2%

Directors and Executive Officers:
Matthew Beale	147	(2)	*
Norman L. Bryan	6,243	(3)	*
Mariano Costamagna	3,346,516	(4)(5)	20.8%
Pier Antonio Costamagna	3,346,516	(4)(6)	20.8%
Marco Di Toro	5,118	(7)	*
Douglas R. King	2,814	(8)	*
Bill E. Larkin	100	(9)	*
James Nall	482	(10)	*
Richard Nielsen	—	(11)	*
Roberto Olivo	1,654	(12)	*
Marco Seimandi	6,000	(13)	*
William Young	482	(14)	*
Aldo Zanvercelli	2,872	(15)	*

All executive officers and directors as a group (13 persons)	3,372,428	(16)	20.9%

*	Indicates ownership of less than 1% of the Company’s common stock.

(1)	Based on an Amendment to a Schedule 13G Information Statement filed February 9, 2009 by FMR LLC. The Amended Schedule 13G discloses that VIP Mid Cap Portfolio, a wholly-owned subsidiary of FMR, is the beneficial owner of 1,242,800 shares of Fuel Systems common stock. FMR and Edward C. Johnson 3d, the Chairman of FMR, each has sole power to dispose of the shares reported in the table. The address of FMR is 82 Devonshire Street, Boston, MA 02109.
(2)	Does not include 441 shares of unvested restricted stock held by Mr. Beale.
(3)	Includes 1,875 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following January 30, 2009. Does not include 2,014 shares invested in the Company’s deferred compensation plan in Mr. Bryan’s name.
(4)	Pier Antonio Costamagna, Chief Engineering Officer, is the brother of Mariano Costamagna, Chief Executive Officer, President and a director.
(5)	Includes 25,000 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following January 30, 2009, and 1,604,589 shares held by Pier Antonio Costamagna, to which he disclaims beneficial ownership. Does not include 2,090 shares of unvested restricted stock held by Mr. Costamagna.
(6)	Includes 20,000 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following January 30, 2009, and 1,741,927 shares held by Mariano Costamagna, to which he disclaims beneficial ownership.
(7)	Does not include 1,202 shares invested in the Company’s deferred compensation plan in Mr. Di Toro’s name.
(8)	Does not include 467 shares of unvested restricted stock held by Mr. King or 9,930 shares invested in the Company’s deferred compensation plan in Mr. King’s name.
(9)	Does not include 462 shares of unvested restricted stock held by Mr. Larkin.
(10)	Does not include 1,065 shares of unvested restricted stock held by Mr. Nall or 1,414 shares invested in the Company’s deferred compensation plan in Mr. Nall’s name.
(11)	Does not include 1,079 shares of unvested restricted stock held by Mr. Nielsen.
(12)	Does not include 1,211 shares of unvested restricted stock held by Mr. Olivo and includes 1,250 shares owned by Mr. Olivo’s wife.
(13)	Includes 6,000 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following January 30, 2009.
(14)	Does not include 475 shares of unvested restricted stock held by Mr. Young.
(15)	Does not include 496 shares of unvested restricted stock held by Mr. Zanvercelli.
(16)	Includes an aggregate of 52,875 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following January 30, 2009.

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders. The following table sets forth information about our common stock that may be issued under our equity compensation plans as of December 31, 2008:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Stockholders	90,100	$10.93	698,667
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	90,100	10.93	698,667

(1)	Includes 361,747 shares of common stock available for issuance under our stock option plans, as well as 336,920 shares of restricted stock available for issuance under our 2006 Equity Incentive Plan. We currently have no intention to issue any stock options under any of our stock option plans in the foreseeable future.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Independent Directors

The Board of directors has determined that all of our directors during 2008, other than Mariano Costamagna, were “independent” according to the definition contained in Nasdaq Marketplace Rule 4200(a)(15). In addition, all members of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees were “independent” during 2008 according to the same standard.

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

Family Relationships Among Executive Officers

Mariano Costamagna, our Chief Executive Officer and member of our Board of Directors, is the brother of Pier Antonio Costamagna, Managing Director of BRC and Director of Mechanical Engineering of MTM, wholly owned subsidiaries of Fuel Systems. Mariano Costamagna is also the brother-in-law of Margherita Piumatti, Human Resources Manager of MTM. Ms. Piumatti’s annual salary is approximately $96,000, using the euro to U.S. dollar exchange rate at December 31, 2008. In addition, Pier Antonio Costamagna’s son, Marco Costamagna, is a director of our indirect subsidiaries WMTM, BRC Brasil S.A. and NGLOG Armazen Gerais Ltd.

MTM Loan

On December 23, 2004 we entered into the MTM loan pursuant to which we borrowed $22.0 million from MTM. The loan proceeds were used to retire all debts and related obligations we had incurred pursuant to an agreement with an unrelated third party. The MTM loan carries an interest rate equal to the three month EURIBOR plus 1.5% per annum, which totaled approximately 4.4% as of December 31, 2008. We repaid the MTM loan in full on January 22, 2009. As a result, Mariano and Pier Antonio Costamagna have cancelled their personal guarantees of the MTM loan and released us from our related pledge of BRC’s stock.

Transactions with Entities Owned or Controlled by the Costamagna Family

BRC, our wholly owned subsidiary, leases five buildings in Italy from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna and Pier Antonio Costamagna and their families. The terms of the lease reflect the fair market value for the leased property based on appraisals conducted at the time of purchases. Total lease payments by BRC to IMCOS Due in 2008 were approximately $1.5 million based on the average exchange rate for the year ended December 31, 2008.

Mariano and Pier Antonio Costamagna and their family members own 100% of Biemmedue S.r.L. The Company purchased approximately $0.1 million of products from Biemmedue and also sold approximately $3,000 of products to Biemmedue in 2008. We purchase fixed assets and other mechanical components from Biemmedue. The sale to Biemmedue was a kit installation.

Mariano and Pier Antonio Costamagna and their family members own 100% of Biemmedue S.r.L. which owns 100% of A.R.S. Elettromeccanica. In 2008, the Company purchased approximately $3.5 million of products from A.R.S. Elettromeccanica. We purchase mechanical components from A.R.S. which are placed in our electronic devices.

Mariano Costamagna serves on the board of directors of MTM Hydro S.r.L. and together with his brother, Pier Antonio Costamagna, owns 46% of MTM Hydro. The Company purchased approximately $37,000 of products from MTM Hydro in 2008. We purchase mechanical components which go into our conversion kits and are also placed in our electronic devices.

Mariano Costamagna serves on the board of directors of Europlast S.r.L. and together with his brother, Pier Antonio Costamagna, owns 40% of Europlast. In 2008, the Company purchased approximately $5.6 million of products from Europlast and also sold approximately $0.1 million of products to Europlast. We purchase semi-manufactured mechanical components from Europlast which go into our mechanical and electronic products. Sales to Europlast consist of mechanical parts.

Mariano Costamagna serves on the board of directors of TCN S.r.L. and together with his brother, Pier Antonio Costamagna, owns 30% of TCN. The Company purchased approximately $7.1 million of products from TCN in 2008. We purchase semi-manufactured mechanical components from TCN which go into our mechanical products.

Mariano Costamagna serves on the board of directors of TCN Vd S.r.L. and together with his brother Pier Antonio Costamagna, owns 30% of TCN Vd. The Company purchased approximately $2.4 million of products from TCN Vd in 2008. We purchase semi-manufactured mechanical components from TCN Vd which go into our mechanical products.

Retention of a Director’s Law Firm

Marco Di Toro, a Director of Fuel Systems, is a partner in the law firm of Grosso, de Rienzo, Riscossa e Associati, which BRC has retained in connection with mergers and acquisitions transactions and general counseling and, as of December 31, 2008, BRC has paid Mr. Di Toro’s law firm approximately $78,000, based on the average exchange rate for the year ended December 31, 2008, for related fees and expenses incurred in 2008, all of which had been paid as of December 31, 2008.

Item 14.	Principal Accounting Fees and Services.

The Company was billed the following fees by our independent registered accounting firm, BDO Seidman, LLP for 2008 and 2007:

Audit Fees

The aggregate fees billed by BDO Seidman for professional services rendered for the audit of our annual consolidated financial statements for 2008 and 2007, including all necessary restatements of our historical consolidated financial statements in 2008, the audit of the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002, and the review of the consolidated financial statements included in our quarterly reports on Form 10-Q for 2008 and 2007 were approximately $1,519,000 and $2,153,000, respectively.

Audit-Related Fees

For 2008 and 2007, audit-related fees billed by BDO Seidman for employee benefit plan audits were $22,000 and $30,000, respectively.

Tax Fees

The aggregate fees billed by BDO Seidman for professional services rendered for tax preparation services and tax planning for 2008 and 2007 were $5,000 and $6,000, respectively.

All Other Fees

Other than the services described above under “Audit Fees”, “Audit Related Fees” and “Tax Fees,” in 2008 and 2007, no other services were rendered by BDO Seidman.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All of the services provided by BDO Seidman during 2008 and 2007 were approved by the Audit Committee under its pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Fuel Systems Solutions, Inc.

Report of independent registered public accounting firm.

Consolidated balance sheets as of December 31, 2008 and 2007.

Consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006.

Consolidated statements of stockholders’ equity for the years ended December 31, 2008, 2007 and 2006.

Consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006.

Notes to consolidated financial statements.

(2) Supplemental Financial Statement Schedules:

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

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated as of June 27, 2006 (incorporated by reference to Exhibit 2.9 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

2.2	Form of Assignment and Assumption Agreement (incorporated by reference to Exhibit 2.10 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc., as currently in effect (incorporated by reference to Exhibit 3.3 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.2	Bylaws of Fuel Systems Solutions, Inc., as currently in effect (incorporated by reference to Exhibit 3.4 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

4.1	Stockholder Protection Rights Agreement dated as of June 27, 2006 between Fuel Systems Solutions, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.2 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

4.2	Specimen of common stock certificate of Fuel Systems, Inc. 2006 (incorporated by reference to Exhibit 3.7 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

10.1+	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1994).

10.2+	1996 Incentive Stock Option Plan (incorporated by reference to the company’s Annual Report on Form 10-K for fiscal 1997).

10.3+	1997 Incentive Stock Option Plan (incorporated by reference to the company’s Proxy Statement filed September 22, 1997).

10.4+	2000 Incentive Stock Option Plan (incorporated by reference to the company’s Proxy Statement filed August 28, 2000).

10.5+	The 2002 Stock Option Plan for Employees (incorporated by reference to Appendix A of the company’s Proxy Statement filed October 18, 2002).

10.6+	The 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix B of the company’s Proxy Statement filed October 18, 2002).

10.7+	2003 Stock Incentive Plan (incorporated by reference to Appendix B to the company’s Proxy Statement filed May 13, 2003). The 2002 Stock Option Plan for Employees (incorporated by reference to Appendix A of the company’s Proxy Statement filed October 18, 2002).

10.8+	2004 Stock Incentive Plan (incorporated by reference to Appendix B to the company’s Proxy Statement filed March 29, 2004).

10.9+	2006 Incentive Bonus Plan (incorporated by reference to Exhibit 10.40 of the company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

10.10+	Form of Restricted Stock Agreement under 2006 Incentive Bonus Plan (incorporated by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K for fiscal year 2006).

10.11*+	Fuel Systems Solutions, Inc. Deferred Compensation Plan and Plan Adoption Agreement, each as amended and restated, effective January 1, 2008.

Exhibit No.	Description
10.12*+	First Amendment, dated December 31, 2008, to the Fuel Systems Solutions, Inc. Deferred Compensation Plan effective January 1, 2008.

10.13+	Employment Agreement between IMPCO Technologies, Inc. and Mariano Costamagna, dated as of December 22, 2004 (incorporated by reference to Annex E of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.14+	Employment Agreement between MTM and Pier Antonio Costamagna, dated as of October 22, 2004 (incorporated by reference to Annex F of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.15	Amended and Restated Employment Agreement between Fuel Systems Solutions, Inc. and Mariano Costamagna, dated December 9, 2008 (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on December 15, 2008).

10.16	Separation Agreement, dated as of May 9, 2008, by and between Fuel Systems Solutions, Inc. and Thomas M. Costales (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on May 12, 2008).

10.17*+	Director Compensation Policy.

10.18	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K for fiscal year 2006).

10.19	Loan Agreement between IMPCO Technologies, Inc. and M.T.M. Società a Responsabilità Limitata, dated as of December 23, 2004 (incorporated by reference to Annex G of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.20	First Amendment to Loan Agreement by and among M.T.M. Società a Responsabilità Limitata and IMPCO Technologies, Inc. dated August 2, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 3, 2006).

10.21	Pledge Agreement by IMPCO Technologies, Inc. in favor of Mariano Costamagna and Pier Antonio Costamagna, dated as of December 23, 2004 (incorporated by reference to Annex I of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.22	Guaranty made by Mariano Costamagna and Pier Antonio Costamagna in favor of MTM, S.r.L., dated as of December 23, 2004 (incorporated by reference to Annex H of the company’s Registration Statement on Form S-4/A (No. 333-122335) filed on February 8, 2005).

10.23	Loan Agreement between MTM, S.r.L. and Unicredit Banca Medio Credito S.p.A., dated December 2, 2004 (incorporated by reference to Ex. 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.24	English summary of Financing Agreement, dated December 22, 2008, by and among MTM S.r.L., Banca IMI S.p.A. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on December 29, 2008).

10.25	Sublease Agreement dated June 16, 2005, by and between IMPCO Technologies, Inc. and Meteor Communications Corporation (incorporated by reference to Ex. 10.1 of the company’s Current Report on Form 8-K/A filed July 14, 2005).

10.26	Sublease Agreement dated August 17, 2005 by and between IMPCO Technologies, Inc. and Monterey Carpets, Inc. (incorporated by reference to Ex. 10.1 of the company’s Current Report on Form 8-K filed September 9, 2005).

10.27	English summary of Share Purchase Agreement, dated December 16, 2008, by and among MTM S.r.L., Alessandro Carlo Evi and Susana Iallonardi (incorporated by reference to Exhibit 10.1 of the company’s Current Report on Form 8-K filed on December 22, 2008).

Exhibit No.	Description
21.1*	Subsidiaries of the Company.

23.1*	Consent of BDO Seidman, LLP, independent registered public accounting firm, with respect to Fuel Systems Solutions, Inc

24.1*	Powers of Attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 6, 2009.

FUEL SYSTEMS SOLUTIONS, INC.

By:	/s/ MARIANO COSTAMAGNA
Name:	Mariano Costamagna
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mariano Costamagna and Bill E. Larkin, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K under the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in- fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARIANO COSTAMAGNA	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2009
Mariano Costamagna

/s/ BILL E. LARKIN Bill E. Larkin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2009

/s/ NORMAN L. BRYAN	Director	March 6, 2009
Norman L. Bryan

/s/ MARCO DI TORO	Director	March 6, 2009
Marco Di Toro

/s/ DOUGLAS R. KING	Director	March 6, 2009
Douglas R. King

/s/ JAMES W. NALL	Director	March 6, 2009
James W. Nall

/s/ WILLIAM J. YOUNG	Director	March 6, 2009
William J. Young

/s/ ALDO ZANVERCELLI	Director	March 6, 2009
Aldo Zanvercelli

FUEL SYSTEMS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Fuel Systems Solutions, Inc.

Santa Ana, CA

We have audited the accompanying consolidated balance sheets of Fuel Systems Solutions, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuel Systems Solutions, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fuel Systems Solutions, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Costa Mesa, CA

March 6, 2009

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$26,477	$26,797
Accounts receivable less allowance for doubtful accounts of $3,293 and $2,399, respectively	70,009	51,876
Inventories:
Raw materials and parts	38,110	33,890
Work-in-process	1,700	2,247
Finished goods	51,068	31,197
Inventory on consignment with unconsolidated affiliates	1,732	2,991

Total inventories	92,610	70,325
Deferred tax assets	5,734	2,248
Other current assets	5,749	3,820
Related party receivables	69	44

Total current assets	200,648	155,110

Equipment and leasehold improvements:
Dies, molds and patterns	3,889	5,725
Machinery and equipment	25,996	25,049
Office furnishings and equipment	11,198	8,601
Automobiles and trucks	2,235	2,047
Leasehold improvements	8,098	4,769

	51,416	46,191
Less accumulated depreciation and amortization	23,744	21,151

Net equipment and leasehold improvements	27,672	25,040

Goodwill	41,295	46,486
Deferred tax assets, net	174	184
Intangible assets, net	10,021	13,059
Investment in unconsolidated affiliates	3,334	2,310
Non-current related party receivable	—	3,450
Other assets	4,183	1,731

Total Assets	$287,327	$247,370

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Continued)

(In Thousands, Except Share and Per Share Data)

	December 31, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,224	$49,402
Accrued expenses	34,212	19,666
Current revolving lines of credit	2,413	3,307
Current portion of term and other loans	4,470	4,791
Current portion of capital leases	192	428
Deferred tax liabilities	112	117
Related party payables	11,263	6,833

Total current liabilities	117,886	84,544
Term and other loans	4,689	9,449
Capital leases	238	431
Other liabilities	6,256	5,860
Minority interest	2	6,601
Deferred tax liabilities	4,301	5,432

Total liabilities	133,372	112,317

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 15,801,745 issued and 15,749,783 outstanding at December 31, 2008; and 15,512,798 issued and 15,499,115 outstanding at December 31, 2007	16	15
Additional paid-in capital	220,270	216,483
Shares held in treasury, 51,962 and 13,683 shares at December 31, 2008 and 2007, respectively	(1,399)	(432)
Accumulated deficit	(79,354)	(102,696)
Accumulated other comprehensive income	14,422	21,683

Total stockholders’ equity	153,955	135,053

Total Liabilities and Stockholders’ Equity	$287,327	$247,370

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2008	2007	2006
Revenue	$382,697	$265,331	$220,816
Cost of revenue	274,060	201,200	166,663

Gross profit	108,637	64,131	54,153

Operating Expenses:
Research and development expense	11,069	7,946	8,056
Selling, general and administrative expense	47,198	36,657	25,920
Amortization of intangibles acquired	364	249	142
Goodwill impairment loss	3,907	—	—

Total operating expenses	62,538	44,852	34,118

Operating income	46,099	19,279	20,035
Other expense, net	(1,865)	(1,848)	(1,871)
Interest income	845	471	543
Interest expense	(1,359)	(1,434)	(1,248)

Income from operations before income taxes, equity share in income of unconsolidated affiliates, minority interests and extraordinary gain	43,720	16,468	17,459
Equity share in income of unconsolidated affiliates	454	416	685
Write-off of investment in unconsolidated affiliates	—	—	(271)
Income tax expense	(20,161)	(9,159)	(9,293)

Income before minority interests and extraordinary gain	24,013	7,725	8,580
Minority interests in income of consolidated subsidiaries	(914)	(1,842)	(1,668)

Income before extraordinary gain	23,099	5,883	6,912
Extraordinary gain	243	—	—

Net income	$23,342	$5,883	$6,912

Basic net income per share:
Income before extraordinary gain	$1.47	$0.38	$0.46

Extraordinary gain	$0.02	$—	$—

Net income	$1.49	$0.38	$0.46

Net income per share:
Income before extraordinary gain	$1.46	$0.38	$0.46

Extraordinary gain	$0.02	$—	$—

Net income	$1.48	$0.38	$0.46

Number of shares used in per share calculation
Basic	15,649,216	15,410,287	14,881,387

Diluted	15,788,750	15,614,014	15,172,269

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In	Shares Held	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	in Treasury	Deficit	Income (Loss)	Equity	Income (Loss)
Balance, December 31, 2005	14,451,396	$14	$204,607	$(616)	$(115,284)	$(1,670)	$87,051	$(12,240)

Net income	—	—	—	—	6,912	—	6,912	$6,912
Foreign currency translation adjustment	—	—	—	—	—	9,715	9,715	9,715
Issuance of common stock upon exercise of stock options	721,645	1	6,009	—	—	—	6,010	—
Issuance of restricted common stock	7,440	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,659	—	—	—	1,659	—
Shares held in trust for deferred compensation plan, at cost	—	—	—	156	—	—	156	—

Balance, December 31, 2006	15,180,481	15	212,275	(460)	(108,372)	8,045	111,503	$16,627

Net income	—	—	—	—	5,883	—	5,883	$5,883
Cumulative adjustment for FIN 48 adoption	—	—	—	—	(207)	—	(207)	—
Foreign currency translation adjustment	—	—	—	—	—	13,638	13,638	13,638
Issuance of common stock upon exercise of stock options and warrants	306,209	—	3,683	—	—	—	3,683	—
Issuance and vesting of restricted common stock, net of shares withheld for employee taxes	12,508	—	273	(29)	—	—	244	—
Stock–based compensation	—	—	252	—	—	—	252	—
Purchase of treasury shares	(83)	—	—	(1)	—	—	(1)	—
Shares held in trust for deferred compensation plan, at cost	—	—	—	58	—	—	58	—

Balance, December 31, 2007	15,499,115	15	216,483	(432)	(102,696)	21,683	135,053	$19,521

Net income	—	—	—	—	23,342	—	23,342	$23,342
Foreign currency translation adjustment	—	—	—	—	—	(7,261)	(7,261)	(7,261)
Issuance of common stock upon exercise of stock options and warrants	239,235	1	3,269	(867)	—	—	2,403	—
Issuance and vesting of restricted common stock, net of shares withheld for employee taxes	11,516	—	384	(54)	—	—	330	—
Stock-based compensation	—	—	134	—	—	—	134	—
Purchase of treasury shares	(83)	—	—	(1)	—	—	(1)	—
Shares held in trust for deferred compensation plan, at cost	—	—	—	(45)	—	—	(45)	—

Balance, December 31, 2008	15,749,783	$16	$220,270	$(1,399)	$(79,354)	$14,422	$153,955	$16,081

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except Share and Per Share Data)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:

Net income	$23,342	$5,883	$6,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of intangibles arising from acquisitions	2,784	2,259	1,822
Depreciation and other amortization	6,502	4,961	4,016
Provision for doubtful accounts	1,268	(124)	410
Provision for inventory reserve	5,366	625	2,355
Goodwill impairment loss	3,907	—	—
Minority interests in income of consolidated affiliates	914	1,842	1,668
Extraordinary gain	(243)	—	—
Provision for loan to unconsolidated affiliate	1,650	583	—
Equity share in income of unconsolidated affiliates	(454)	(416)	(685)
Write-off of investment in unconsolidated affiliates	—	—	271
Compensation expense related to stock option and restricted stock grants	419	436	1,659
Unrealized loss on foreign exchange transactions	396	1,923	2,127
Loss on disposal of assets	341	29	86
Dividends from unconsolidated affiliates	228	—	753
Changes in assets and liabilities
Increase in deferred income taxes	(4,475)	(2,219)	(2,122)
Increase in accounts receivable	(21,906)	(2,906)	(3,341)
Increase in inventories	(29,841)	(3,747)	(22,851)
(Increase) decrease in other current assets	(2,290)	170	1,091
(Increase) decrease in other assets	(441)	439	1,444
(Decrease) increase in accounts payable	17,371	16,047	(8,316)
(Decrease) increase in accrued expenses	16,300	(2,431)	1,366
(Decrease) increase in long-term liabilities	618	(1,166)	509
(Receivables from)/payables to related party – net	4,625	4,380	(941)

Net cash provided by (used in) operating activities	26,381	26,568	(11,767)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(10,675)	(5,974)	(9,752)
Payments for purchase of Zavoli, net of cash acquired of $399	—	(8,136)	—
Down payment for purchase of Distribuidora Shopping and Tomasetto Achille	(2,000)	—	—
Purchases of minority interest in consolidated subsidiaries	(6,311)	—	—
Purchase of intangible assets	(193)	—	—
Proceeds from sale of assets	129	16	—

Net cash used in investing activities	(19,050)	(14,094)	(9,752)

Cash flows from financing activities:
Increase (decrease) in revolving lines of credit, net	(847)	(5,944)	2,667
Payments on term and other loans	(4,567)	(2,815)	(2,565)
Proceeds from term loans	—	6,738	—
Payments of capital lease obligations	(505)	(415)	(354)
(Purchase of) proceeds from the sale of common shares held in trust, net	(100)	91	132
Dividends paid to minority interests in consolidated subsidiaries	(900)	(822)	(743)
Proceeds from exercise of stock options and warrants	2,403	3,683	6,010

Net cash (used in) provided by financing activities	(4,516)	516	5,147

Effect on cash of changes in exchange rates	(3,135)	2,261	808
Net increase (decrease) in cash and cash equivalents	(320)	15,251	(15,564)
Cash and cash equivalents at beginning of period	26,797	11,546	27,110

Cash and cash equivalents at end of period	$26,477	$26,797	$11,546

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$80	$216	$323
Issuance of 5,321 shares and 4,980 shares of restricted stock in 2008 and 2007, respectively	$99	$89	$—

See accompanying notes to consolidated financial statements.

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

(b) Principles of consolidation—The consolidated financial statements of Fuel Systems include the accounts of the Company and its wholly owned subsidiaries IMPCO Technologies, Inc. (“IMPCO”) and BRC S.r.L. (“BRC”), as well as IMPCO’s wholly owned subsidiaries, IMPCO Tech Japan K.K., which is referred to as IMPCO Japan, Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which is referred to as IMPCO Mexicano, and IMPCO Technologies B.V., which is referred to as IMPCO BV, as well as BRC’s substantially wholly owned subsidiaries, IMPCO Technologies Pty. Limited, which is referred to as IMPCO Australia, MTM S.r.L. (“MTM”), BRC Argentina S.A., Zavoli S.r.L., BRC Brasil S.A., NG LOG Armazen Gerais Ltda. and BRC Pakistan S.A.

Investments in unconsolidated joint ventures or affiliates (“joint ventures”) over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its joint ventures is reflected in equity share in income of unconsolidated affiliates. If the investment in an unconsolidated joint venture is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that there are any receivables, loans or advances to the joint venture.

The Company closed the operations of its fully consolidated subsidiary, IMPCO Mexicano, in December 2004. In addition, the Company had a 50% share in IMPCO-BRC Mexicano, which is referred to as IBMexicano, accounted for on the equity method. In March 2006, the Company and its 50% joint venture partner agreed to dissolve and liquidate IBMexicano. IBMexicano closed its facility on June 8, 2006 and is in the process of liquidating its assets.

In an effort to more appropriately align the structure and business activities within Fuel Systems into two operating segments, on July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC. Consolidated results for the Company were not impacted, but the Company began reporting IMPCO Australia with its BRC operations segment in the third quarter of 2008.

On August 1, 2008, IMPCO BV completed a redemption of the 49% minority interest of IMPCO BV from Beru AG for approximately $6.1 million, based on the exchange rate of the euro to the U.S. dollar on August 1, 2008. The purchase price was allocated to the related minority interest liability. Prior to the purchase of the minority interest, IMPCO held the 51% majority interest in IMPCO BV; therefore, the assets and liabilities of IMPCO BV were previously included in the prior period consolidated balance sheet.

The Company created a subsidiary in Pakistan, BRC Pakistan, S.A., and in October 2008 began preliminary operations to prepare for full-scale operations that are expected to commence during the first half of 2009. No significant operations or revenue have been incurred by BRC Pakistan as of or during the year ended December 31, 2008.

All intercompany transactions, including intercompany profits and losses, and intercompany balances have been eliminated in consolidation.

The following table details the Company’s ownership interests and methods of accounting for its various international affiliates:

Entity	Location	Ownership Interest	Method of Accounting
IMPCO	United States	100%	Fully Consolidated
BRC*	Italy	100%	Fully Consolidated
IMPCO Japan	Japan	100%	Fully Consolidated
IMPCO Mexicano (operations closed in December 2004)	Mexico	100%	Fully Consolidated
IMPCO BV	Netherlands	100%	Fully Consolidated
IBMexicano (operations closed in June 2006)	Mexico	50%	Equity Method

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

*	The following table details the entities that are either consolidated or accounted for by the equity method within BRC:

Entity (1)	Location	Ownership Interest	Method of Accounting
MTM S.r.L.	Italy	100.00%	Fully Consolidated
Zavoli S.r.L.	Italy	100.00%	Fully Consolidated
IMPCO Australia	Australia	100.00%	Fully Consolidated
BRC Brasil S.A.	Brazil	99.99%	Fully Consolidated
NG LOG Armazen Gerais Ltda.	Brazil	99.99%	Fully Consolidated
BRC Pakistan, S.A.	Pakistan	99.70%	Fully Consolidated
BRC Argentina S.A.	Argentina	98.40%	Fully Consolidated
MTE S.r.L.	Italy	50.00%	Equity Method
WMTM Equipamento de Gases Ltda.	Brazil	50.00%	Equity Method
Jehin Engineering Company, Ltd.	S. Korea	13.59%	Equity Method

(1)	Table excludes the 50% interest in the Company’s Indian joint venture, Rohan BRC, which was formed December 11, 2008 but not incorporated until January 15, 2009.

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

(d) Use of estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

(e) Cash and cash equivalents—The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

(f) Restricted cash—The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. Amounts restricted for longer than twelve months are classified as other assets. When the restrictions are no longer in place, the amounts are reclassified to cash and cash equivalents. There were no restricted cash balances at December 31, 2008 and 2007.

(g) Inventories—The Company values its inventories at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

(h) Equipment and leasehold improvements—Equipment and leasehold improvements are stated on the basis of historical cost. Depreciation of equipment is provided using the straight-line method over the assets’ estimated useful lives, ranging from three to seven years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the assets’ estimated useful lives or the lease terms. Design and development costs incurred in conjunction with the procurement of dies, molds, and patterns are immaterial. Depreciation of equipment acquired under a capital lease is provided using the straight line method over the shorter of the useful life of the equipment or the duration of the lease. Depreciation expense, including amounts related to machinery and equipment under capital leases, in 2008, 2007 and 2006 was $6.5 million, $5.0 million and $4.0 million, respectively.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Machinery and equipment includes property under capital leases of approximately $1.4 million at both December 31, 2008 and 2007, with related accumulated depreciation of $0.9 million and $0.6 million at December 31, 2008 and 2007, respectively.

(i) Intangibles—Intangibles, primarily goodwill, are recorded based on the excess of the acquisition cost over the fair value of amounts assigned to tangible assets and liabilities.

In June 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS 142. Other identifiable intangible assets continue to be amortized over their useful lives. The Company regularly reviews business conditions and other relevant factors to determine whether impairment conditions exist and performs its annual impairment test at year end each year. The Company utilizes the discounted cash flow method to determine the fair value of each of its reporting units. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the present value of the reporting unit’s expected future cash flows is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the present value of the reporting unit’s expected future cash flows over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

During the second quarter of 2008, changes in the Australian business climate indicated that the goodwill for IMPCO Australia might be impaired. As a result, in accordance with the provisions of SFAS 142, the Company performed an analysis and recorded an impairment charge of $3.9 million to fully impair IMPCO Australia’s goodwill balance, which was included as a separate component of operating income in the year ended December 31, 2008. The fair value measurement/analysis for the impairment charge was prepared by management that relied in part on a third party fair market valuation for IMPCO Australia. At December 31, 2008, the Company performed an annual impairment test of goodwill and concluded that the remaining goodwill for other reporting units was not impaired.

The Company assigns fair values to the intangible assets by applying valuation models that assign future after-tax cash flows to existing technology, trade name, non-compete agreements and customer relationships. Among the intangible assets acquired, existing technology and trade name are amortized using the straight line method, the best estimate of the pattern of the economic benefits, and customer relationships are amortized using the accelerated sum-of-the-years digit method. The sum-of-the-years digit method of amortization reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

(j) Warranty costs—Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

(k) Research and development costs—Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative future uses is capitalized and amortized over the expected useful life of the equipment.

(l) Revenue recognition—The Company recognizes revenue upon transfer of title and risk of loss, generally when products are shipped provided there is (1) persuasive evidence of an arrangement, (2) there are no uncertainties regarding customer acceptance, (3) the sales price is fixed or determinable and (4) management believes collectability is reasonably assured. The Company considers arrangements with extended payment terms not to be fixed or determinable unless they are secured under an irrevocable letter of credit arrangement guaranteed by a reputable financial institution, and accordingly, the Company defers such revenue until payment is received.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

(m) Allowance for doubtful accounts—The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.

(n) Lease commitments—The Company recognizes the lease payments of an operating lease pursuant to SFAS 13, Accounting for Leases (“SFAS 13”). When the lease agreement includes rent abatements and escalation in lease payments, the Company recognizes the total cost of the lease on a straight line basis over the entire term of the lease.

(o) Net income per share—Basic income per share is computed by dividing net income applicable to common stock by the weighted average shares of common stock outstanding during the period. Diluted income per share is computed based on the weighted average number of shares of common stock outstanding, and if dilutive, all common stock equivalents.

(p) Income taxes—The Company uses the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the preparation of its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, property, plant and equipment and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards and liabilities, and are included within the consolidated balance sheet. The Company then assesses the likelihood of recovery of the deferred tax assets from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, the Company includes an expense within the tax provision of the consolidated statement of operations.

(q) Stock based compensation— The Company has eight stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. The Company does not intend to grant any additional options available for future grant under any stock option plans. Under the Company’s 2006 Incentive Bonus Plan, the Company is authorized to issue a total of up to 400,000 shares in restricted stock awards to employees and directors in addition to cash awards.

In December 2004, the FASB issued SFAS No. 123R, (revised December 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R establishes fair value based accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans and provides guidance on accounting for awards to non-employees. SFAS 123R requires the Company to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as expense in the Company’s consolidated financial statements. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by APB 25. As permitted by the Securities and Exchange Commission (“SEC”), this statement is effective for the first fiscal year beginning after June 15, 2005. The Company adopted this statement on January 1, 2006 using the modified prospective transition method.

(r) Impairment of long-lived assets and long-lived assets to be disposed of—Impairment losses are recorded on long-lived assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company has not experienced any significant changes in the business climate or in the use of assets that would require the Company to write down the value of the assets recorded in the consolidated balance sheet.

(s) Foreign currency translation—Assets and liabilities of the Company’s consolidated foreign subsidiaries are generally translated at period-end exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as foreign currency components of other comprehensive income in stockholders’ equity. The results and financial condition of the Company’s international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar. The functional currency for each of the Company’s international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. dollar increases the costs incurred by the subsidiaries because a significant portion of the Company’s international subsidiaries’ inventory purchases are U.S. dollar denominated. The Company seeks to manage its foreign currency economic risk by minimizing its U.S. dollar investment in foreign operations using foreign currency term loans and lines of credit to

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

finance the operations of its foreign subsidiaries. The Company generally recognizes foreign exchange gains and losses on the consolidated statement of operations for intercompany balances that are denominated in currencies other than the reporting currency. In the event that the Company determines that intercompany balances between the Company and its subsidiary will not be settled in the foreseeable future, the foreign exchange gains and losses are deferred as part of the cumulative translation adjustment on the consolidated balance sheet.

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, with the exception of those transactions that operate as effective hedges of identifiable foreign currency commitments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), are included in the results of operations as incurred. The Company did not have any hedges that qualify for hedge accounting under SFAS 133 as of December 31, 2008, 2007 and 2006.

(t) Financial instruments—At December 31, 2008 and 2007, the fair value of the Company’s term loans and related party receivables approximated carrying value. The estimated fair values of the Company’s financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts. The fair value of current financial assets, current liabilities, and other assets are estimated to be equal to their carrying amounts.

(u) Derivative financial instruments—The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in foreign exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes. On January 5, 2005, the Company’s then 50% owned affiliate, BRC initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the December 22, 2004 $22.0 million loan made between IMPCO and MTM, a subsidiary of BRC. This hedging agreement was not designed to hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the consolidated financial results either favorably or unfavorably. The Company concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS 133. Derivatives that are not designated as hedges must be adjusted to fair value through income. Accordingly, the Company recognized gains of $0.1 million, $0.1 million and $0.6 million for 2008, 2007 and 2006, respectively, which are classified on the consolidated statements of operations as part of other expense. In addition, SFAS 133, as amended, also requires the Company to recognize all derivatives on the consolidated balance sheet at fair market value. The Company did not have such an asset as of December 31, 2008 and recorded the fair value of this derivative as an asset of $0.1 million at December 31, 2007.

(v) Comprehensive income—The Company presents comprehensive income in the consolidated statements of stockholders’ equity in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheet. Comprehensive income reported consists solely of foreign currency translation adjustments.

(w) Treasury stock—Treasury shares are accounted for as a deduction of equity. No gain or loss is recognized on the purchase, sale, issue or cancellation of the treasury shares. Any consideration paid or received is recognized directly in equity so that treasury stock is accounted for using the cost method and reported as shares held in treasury on the Company’s consolidated balance sheet. When treasury stock is reissued, the value is computed and recorded using a first-in-first-out basis.

(x) Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB has since issued FASB Staff Positions (“FSP”) Nos. 157-1 and 157-2, and proposed FSP 157-c to amend SFAS 157. FSP 157-1 clarifies the exclusion of SFAS 13, and its related interpretive accounting pronouncements that address leasing transactions from the scope of SFAS 157, while FSP 157-2 delays for one year the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value as the exchange price that would be

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

In October 2008, the FASB issued FSP 157-3 to further amend SFAS 157. This staff position addresses the issue of determining fair value when the market for that asset is not active and modified the example related to Level 3 inputs. The Company’s adoption of SFAS 157 did not have an impact on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141R will have an impact on the Company’s accounting for business combinations completed on or after January 1, 2009, including the Company’s acquisition of Distribuidora Shopping and Tomasetto Achille as discussed at Note 20.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP 142-3 will have on its consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles. The adoption of SFAS 162 is not expected to have a material impact on the Company’s consolidated financial position.

2.	Acquisition of Zavoli S.r.L.

On July 2, 2007, BRC completed the acquisition of Zavoli, S.r.L. (“Zavoli”) for approximately $8.5 million in cash including transaction costs. Zavoli is a privately held manufacturer and distributor of aftermarket conversion kits that enable internal combustion engines to operate on liquefied petroleum gas and compressed natural gas. BRC obtained a $6.7 million loan in June 2007, using the exchange rate of $1.3475 to the euro at June 30, 2007, from Intesa SanPaolo S.p.A. (see Note 3) to fund the acquisition. The Company accounted for this acquisition in accordance with the guidance in SFAS 141. At the acquisition date, the fair value of the identified tangible and intangible assets totaled $10.5 million including cash acquired of $0.4 million, the assumed liabilities amounted to $4.6 million, and the resulting goodwill balance was $2.6 million. Intangible assets arising from the acquisition of Zavoli consist of existing technology, customer relationships, trade name and non-compete agreements (see Note 15).

For the years ended December 31, 2008 and 2007, the Company recorded amortization expense of approximately $0.6 million and $0.3 million, respectively, related to the intangible assets acquired.

3.	Debt

The Company’s outstanding debt is summarized as follows (in thousands):

	December 31, 2008	December 31, 2007
(a) Revolving promissory note—LaSalle Business Credit, LLC	$—	$3,307
(b) Revolving lines of credit— various Italian banks	—	—
(c) Revolving lines of credit – Fortis Bank N.V.	1,413	—
(d) Revolving line of credit – Intesa SanPaolo S.p.A.	1,000	—
(e) Term loan—Unicredit Banca Medio Credito S.p.A.	2,819	5,892
(f) Term loan—Intesa SanPaolo S.p.A.	5,767	7,364
(g) Term loan—Italian Ministry of Industry	434	628
(h) Other loans	139	356
(i) Capital leases	430	859

	12,002	18,406
Less: current portion	7,075	8,526

Non-current portion	$4,927	$9,880

The debt is scheduled to be repaid as follows (in thousands):

5 year debt payout:
December 31, 2009	$7,075
December 31, 2010	1,763
December 31, 2011	1,610
December 31, 2012	1,554
December 31, 2013	—

Total	$12,002

At December 31, 2008, the Company’s weighted average interest rate on outstanding debt was 3.7%.

(a) Revolving Promissory Note—LaSalle Business Credit, LLC

The Company entered into an asset-based credit facility with LaSalle Business Credit, LLC (“LaSalle”) dated July 22, 2003, as amended. The LaSalle senior credit facility matured on June 30, 2008 and was fully repaid prior to that date. This revolving credit facility carried an interest rate per annum equal to prime plus 3.0%, which amounted to 10.25% per annum at December 31, 2007. The Company and LaSalle mutually agreed to not renew the credit facility.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

(b) Revolving Lines of Credit—Various Italian Banks

MTM Lines of Credit. At December 31, 2008, MTM had unsecured lines of credit amounting to approximately $1.2 million, based on the average interbank currency exchange rate at December 31, 2008, with no outstanding balance at December 31, 2008 and 2007. Additionally, MTM has in aggregate up to $14.2 million in lines of commercial credit secured by customer accounts receivable, based on the average interbank currency exchange rate at December 31, 2008, of which the borrowing capacity was limited to $6.5 million at December 31, 2008. There was no balance outstanding as of December 31, 2008 and 2007. Interest rates at December 31, 2008 for the unsecured lines of credit and the commercial lines of credit were three-month EURIBOR plus 4% and 1%, respectively, which were 6.9% and 3.9%, respectively. These lines of credit are callable on demand.

Zavoli Lines of Credit. At December 31, 2008, Zavoli had unsecured lines of credit amounting to approximately $0.2 million, based on the average interbank currency exchange rate at December 31, 2008, with no outstanding balance at December 31, 2008 and 2007. Additionally, Zavoli has in aggregate up to $1.6 million in lines of commercial credit secured by customer accounts receivable, based on the average interbank currency exchange rate at December 31, 2008, of which the borrowing capacity was limited to $0.7 million at December 31, 2008. There was no balance outstanding as of December 31, 2008 and 2007. Interest rates at December 31, 2008 for the unsecured lines of credit and the commercial lines of credit were three-month EURIBOR plus 4% and 1%, respectively, which were 6.9% and 3.9%, respectively. These lines of credit are callable on demand.

(c) Revolving Lines of Credit – Fortis Bank N.V

The Company’s subsidiary in the Netherlands had a credit facility with Fortis Bank with $3.4 million availability based on the average interbank currency exchange rate of the U.S. dollar to the euro on December 31, 2007. The available borrowings under the credit facility are based on the value of accounts receivable and inventory pledged by the operations in the Netherlands. This credit facility was replaced in October 2008 by another credit facility with Fortis Bank secured by inventory that has $4.2 million of availability based on the average interbank currency exchange rate of the U.S. dollar to the euro on December 31, 2008. The interest rate is based on EURIBOR and varies depending on the term of each loan tranche drawn on the facility (which, at the Company’s option, can be for one, two, three, six or twelve months) plus 1% per annum. At December 31, 2008, the interest rate was 3.6% with the unused balance carrying a facility fee of 0.5% per annum. At December 31, 2008, there was approximately $0.8 million outstanding under this credit facility. As of February 13, 2009, the entire balance was repaid and the credit facility was terminated.

Additionally, the Company’s subsidiary in the Netherlands also entered into an overdraft facility in October 2008 that has $0.7 million of availability based on the average interbank currency exchange rate of the U.S. dollar to the euro on December 31, 2008. The interest rate is variable based on one-month EURIBOR plus 1.25% per annum, which was 3.9% at December 31, 2008. At December 31, 2008, there was approximately $0.6 million outstanding under this credit facility. As of February 13, 2009, the entire balance was repaid and the overdraft facility was terminated.

(d) Revolving Line of Credit – Intesa SanPaolo S.p.A.

The Company and IMPCO entered into an uncommitted line of credit that is callable on demand with Intesa SanPaolo S.p.A. (“Intesa”) dated December 17, 2008 amounting to $13.0 million. Each loan under the credit facility may be made for a length of time up to three months and will bear interest at a floating rate of the bank’s prime rate plus 0.5%. This floating interest rate may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. At December 31, 2008, there was $1.0 million outstanding under this credit facility at an interest rate of 3.75%.

(e) Term loan—Unicredit Banca Medio Credito S.p.A.

On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004 (see (j) below). The payment terms are such that MTM will pay approximately $0.7 million on a quarterly basis throughout the term of the loan and interest based on three-month EURIBOR rate plus 1% per annum, which was 3.9% and 5.7% at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the amount outstanding was $2.8 million and $5.9 million, respectively. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80, and MTM is not allowed to remit dividends based on income for the years 2004 and 2005 during the term of the term loan agreement. In addition, MTM is required to maintain net assets of at least $28.2 million based on the average interbank currency exchange rate on December 31, 2008. At December 31, 2008, MTM was in compliance with these covenants.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

(f) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy from which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli, S.r.L. on July 2, 2007 for approximately $8.5 million (see Note 2). The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 3.4% and 5.1% at December 31, 2008 and 2007, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITA of less than 1.25 to maintain this rate. In the event the ratio of indebtedness to EBITA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 4.2% at December 31, 2008. At December 31, 2008 and 2007, the amount outstanding was $5.8 million and $7.4 million, respectively. At December 31, 2008, BRC was in compliance with these covenants.

(g) Term Loans—Italian Ministry of Industry

In 2002, BRC entered into an unsecured term loan agreement with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment. The loan is repayable in annual installments through 2011 at a subsidized interest rate of 2.0%. At December 31, 2008 and 2007, approximately $0.4 million and $0.6, respectively, was owed under this agreement.

(h) Other Loans

In June 2007 and June 2008, the Company financed, through a third party lender, certain insurance policies for a total of approximately $0.6 million during each period, which are payable within a year from the date of financing. At December 31, 2008 and December 31, 2007, the balance of these outstanding loans totaled approximately $0.1 million and $0.3 million, respectively, bearing interest at annual rates of 4.2% at December 31, 2008 and 6.5% at December 31, 2007.

In February 2007, the Company financed, through a third party lender, software license and support for a total of approximately $0.2 million, which are payable within two years from the date of financing. At December 31, 2008, the balance had been repaid and there was no balance outstanding on loans related to this financing.

(i) Capital Leases

Capital leases consist primarily of equipment leases for IMPCO and IMPCO Australia. The Company added approximately $0.1 million to capital leases in 2008 (see Note 5).

(j) Term Loan—MTM S.r.L.

On December 23, 2004, IMPCO entered into the MTM Loan. This loan and the interest on it have been eliminated in the accompanying condensed consolidated financial statements. The loan carries a rate equal to 1.5% above three-month EURIBOR per annum, which was 4.4% at December 31, 2008, provided that the rate will increase to 3.5% above three-month EURIBOR after and during the continuance of a default under the MTM Loan agreement and to 6.5% above three-month EURIBOR on any unpaid portion of the loan outstanding 30 days after the maturity date of December 31, 2009. The Company was in compliance with the covenants in the MTM Loan at December 31, 2008. At December 31, 2008 and 2007, the amounts owed under the MTM Loan were $10.6 million and $14.4 million, respectively. The MTM Loan was repaid in full on January 22, 2009. The aggregate amount IMPCO paid to retire the MTM Loan was $10.8 million, comprising $10.6 million of principal and $0.2 of accrued and unpaid interest. Due to certain requirements arising under Italian law, Mariano Costamagna (the Company’s Chief Executive Officer) and Pier Antonio Costamagna (Director of Mechanical Engineering of MTM) had jointly and severally guaranteed IMPCO’s performance under the MTM Loan. In return for their guarantees, the Company had pledged its equity interest in BRC as collateral in the event the guarantee was utilized. Since the Company repaid the MTM Loan in full on January 22, 2009 and fulfilled its financial obligation under the MTM Loan, the guarantors have cancelled the guarantees and released the Company from its equity pledge.

In order to avoid defaulting on the MTM Loan at certain points during 2007 and 2008, the Company had to borrow additional principal amounts from MTM on a short-term basis and use the additional indebtedness to make the required debt service payments on the MTM Loan.

On December 28, 2007, the board of directors of MTM passed a resolution approving a deferral of the December 31, 2007 principal repayment due of $0.8 million on the MTM Loan to March 31, 2008, which IMPCO paid on April 10, 2008.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The December 31, 2007 interest payment of $0.2 million was paid in January 2008. IMPCO repaid the amount on the short-term loans in full on July 17, 2008. The quarterly payments aggregating $1.8 million for the fourth quarter of 2007 and the first quarter of 2008 were paid on April 10, 2008. The quarterly payment of $1.0 million for the second quarter of 2008 was paid on July 17, 2008. The quarterly payment of $1.0 million for the third quarter of 2008 was paid on October 1, 2008. The quarterly payment of $1.0 million for the fourth quarter of 2008 was paid on January 21, 2009 along with a payment for the remaining balance.

IMPCO’s payments on the MTM Loan are made in U.S. dollars. MTM, an Italian company, records transactions on its books using the euro as its reporting currency. MTM records the foreign exchange effect of carrying the MTM Loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan is being eliminated for financial reporting purposes. The short-term loans between IMPCO and MTM were repaid in euros. IMPCO records the foreign exchange effect of carrying the short-term debt with MTM on its books even though this loan is being eliminated for financial reporting purposes. The Company recognized a foreign exchange gain of approximately $0.2 million and a foreign exchange loss of approximately $1.6 million for the years ended December 31, 2008 and 2007, respectively, in other expense in connection with the MTM Loan and short-term loans between IMPCO and MTM.

(k) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $21.1 million converted into U.S. dollars based on the average interbank currency exchange rate on December 31, 2008) to be used for the acquisition of Distribuidora Shopping S.A. and Tomasetto Achille S.A. (see Note 20) as well as for investments in the Company’s subsidiaries and certain capital expenditures for research and development. There were no amounts outstanding on this financing agreement as of December 31, 2008. MTM drew down €10.0 million (approximately $13.2 million converted into U.S. dollars based on the average interbank currency exchange rate on January 15, 2009) from this financing agreement on January 15, 2009.

The financing agreement matures on June 22, 2009, but may be extended at MTM’s option until December 22, 2014, if it is in compliance with its obligations under the financing agreement. Borrowings bear interest at an annual rate of EURIBOR plus 1.50%. If the loan’s maturity is not extended and it matures on June 22, 2009, the entire principal and interest will be payable at that time. If the loan maturity is extended and it matures on December 22, 2014, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009. Also, MTM must repay the principal amount of the loan in ten semi-annual installments beginning on December 22, 2009 and ending on December 22, 2014. The loan contains covenants which, among other things, limit the total debt and the net interest expense that can be carried by MTM’s parent company, BRC S.r.L., and its consolidated subsidiaries, of which MTM is a significant part. All of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables are pledged to secure the loan.

(l) Derivative Financial Instruments

In the past, the Company has used derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. As of December 31, 2008, there are no outstanding derivative contracts. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

On January 5, 2005, the Company’s then 50% owned affiliate, BRC, initiated a foreign exchange forward contract for the purpose of hedging against foreign currency devaluations that might occur in the future between the euro and the U.S. dollar in connection with the MTM Loan. This hedging agreement was not designed to effectively and fully hedge the unrealized foreign exchange gains and losses due to foreign currency movements that occur from time to time that could impact the consolidated financial results either favorably or unfavorably. The Company concluded that this agreement did not meet the requirements for hedge accounting in accordance with SFAS 133. As of December 31, 2007, the Company had one remaining contract outstanding under this agreement that matured on January 3, 2008. Upon maturity, the Company recognized a realized gain on the condensed consolidated statement of operations as part of other expense of $0.1 million during the year ended December 31, 2008, which approximated the recorded fair value of the derivative at December 31, 2007. At December 31, 2008, the Company did not have any foreign exchange forward contracts. As of December 31, 2007, the Company recorded an asset of $0.1 million based on the fair value of this derivative.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

4.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$37	$(48)	$203
State	23	61	32
Foreign	24,713	11,365	11,180

	24,773	11,378	11,415

Deferred:
Federal and state	(2,865)	(1,666)	(184)
Foreign	(4,683)	(2,291)	(2,097)
Change in valuation allowance	2,936	1,738	159

	(4,612)	(2,219)	(2,122)

Total provision for income taxes	$20,161	$9,159	$9,293

Income before income taxes, equity share in income of unconsolidated affiliates, minority interests and extraordinary gain for U.S. and foreign-based operations is shown in below (in thousands):

	Years Ended December 31,
	2008	2007	2006
U.S.	$(5,808)	$(4,912)	$(3,207)
Foreign	49,528	21,380	20,666

Income from operations before income taxes, equity share in income of unconsolidated affiliates, minority interests and extraordinary gain	$43,720	$16,468	$17,459

Pursuant to Internal Revenue Code Sec. 382 and 383, certain changes in ownership structure may partially or fully limit future use of net operating losses and tax credits available to offset future taxable income and future tax liabilities, respectively.

The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	At December 31,
	2008	2007
Deferred tax liabilities:
Tax over book depreciation	$(178)	$(204)
Foreign deferred tax liability	(3,865)	(5,071)
Other, net	(433)	(362)

	(4,476)	(5,637)

Deferred tax assets:
Tax credit carryforwards	388	848
Net operating loss carryforwards	22,895	20,740
Valuation allowance	(26,047)	(23,111)
Stock compensation	96	363
Inventory reserves	1,036	416
Foreign deferred tax asset	5,731	2,298
Other, net	1,872	966

	5,971	2,520

Total net deferred tax balances	$1,495	$(3,117)

Net deferred tax assets	$5,908	$2,432
Less: deferred tax assets, current	5,734	2,248

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	At December 31,
	2008	2007
Net deferred tax assets, non-current	$174	$184

Net deferred tax liabilities	$(4,413)	$(5,549)
Less: deferred tax liabilities, current	(112)	(117)

Net deferred tax liabilities, non-current	$(4,301)	$(5,432)

Based upon the substantial net operating loss carryovers and expected future operating results in the U.S., management concluded that it is more likely than not that substantially all of the deferred tax assets in the U.S. as of December 31, 2008 may not be realized. The balance of the total valuation allowance was $26.0 million as of December 31, 2008. In addition, the Company expects to provide a full valuation allowance on future tax benefits in the U.S. until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

Federal net operating loss carryforwards of approximately $69.4 million expire between 2020 and 2028. California net operating loss carryforwards of approximately $54.6 million expire between 2010 and 2018. By law, California net operating loss carryforwards may not be utilized in 2009. The Company also has research and development credit carryforwards for state income tax purposes of approximately $3.9 million, which do not expire for tax reporting purposes. The Company also has $0.2 million of foreign tax credits that begin to expire in 2017. The Company has an alternative minimum tax credit carryforward of $0.2 million which does not expire.

Not included in the deferred tax assets as of December 31, 2008 is approximately $1.9 million of excess tax benefits related to employee stock compensation. If and when realized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital, rather than a reduction of the income tax provision.

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is based on the consolidated income from operations before income taxes, equity share in income of unconsolidated affiliates, minority interests and extraordinary gain as follows:

	Years Ended December 31,
	2008	2007	2006
Federal statutory income tax rate	34.0%	34.0%	34.0%
Permanent differences	(0.1)	2.1	2.6
Residual U.S. tax on deemed dividend from foreign subsidiaries	1.1	7.1	3.0
State tax, net of federal benefit	(0.4)	(0.7)	(0.3)
Foreign tax in excess of expected tax	4.8	8.9	13.2
Effect of Italian tax rate change	—	(3.6)	—
True up of deferred tax assets	(0.8)	(3.3)	(1.1)
Valuation Allowance	6.7	10.6	0.9
Other	0.8	0.5	0.9

Effective tax rate	46.1%	55.6%	53.2%

As of December 31, 2008, undistributed earnings, except with respect to a portion of undistributed earnings from BRC, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Upon distributions of earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The Company has accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. It is not practical to determine the income tax impact in the event the Company repatriated undistributed foreign earnings that are considered indefinitely reinvested.

As of December 31, 2008, approximately $0.5 million in foreign withholding taxes was accrued related to undistributed earnings not considered reinvested. Residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $20.5 million of earnings of BRC. This amount was deemed to be a constructive dividend creating taxable income for U.S. income tax purposes; upon distribution of earnings in the form of dividend, or otherwise, in excess of these amounts, the Company may be subject to United States income taxes. In addition, the Company would be subject to withholding taxes payable to various foreign countries. For amounts which have been repaid to BRC for the MTM loan, such amounts could be drawn as dividend from BRC in the future without U.S. income tax consequences.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. As of December 31, 2008 and 2007, the Company had approximately $6.6 million and $6.1 million, respectively, of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the year ended December 31, 2008.

The following table summarizes the activities related to the unrecognized tax benefits:

Balance at December 31, 2007	$6,076
Increases related to current year tax positions	561

Balance at December 31, 2008	$6,637

Approximately $0.3 million of the Company’s unrecognized tax benefits at December 31, 2008 will reduce the Company’s annual effective tax rate if recognized. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the additional amount that would affect the effective tax rate is approximately $4.9 million. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and in various foreign and state jurisdictions with varying statues of limitations. The Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2002 and is no longer subject to tax examinations for significant foreign jurisdictions for years prior to 2003. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expenses. During 2008, there was $30,000 of interest expense and penalties recorded in income tax expense, and at December 31, 2008, there was $0.2 million of accrued interest and penalties associated with uncertain tax positions. During 2007, there was $0.1 million of interest expense and penalties recorded in income tax expense and at December 31, 2007, there was $0.1 million of accrued interest and penalties associated with uncertain tax positions.

5.	Commitments and Contingencies

(a) Leases

The Company has certain non-cancelable operating leases for facilities and equipment and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under non-cancelable leases at December 31, 2008 are as follows (in thousands):

Years Ended December 31,	Lease Obligations
	Capital Lease Obligations	Operating Leases
		Third Party Obligations	Related Party Obligations	Sublease Income	Net Obligations
2009	$242	$3,307	$1,396	$(189)	$4,514
2010	169	2,998	1,396	(194)	4,200
2011	51	2,865	1,396	(148)	4,113
2012	9	2,461	1,079	—	3,540
2013	—	2,121	1,015	—	3,136
Thereafter	—	5,741	617	—	6,358

Total minimum lease payments	471	$19,493	$6,899	$(531)	$25,861

Less: imputed interest (6.5% - 10.3%)	41

Present value of future minimum lease payments	430
Less: current portion	192

Long-term capital lease obligation	$238

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

In 2004, the Company subleased a portion of its Cerritos, California warehouse to an unrelated third party. The sublease agreement term covered the period commencing April 1, 2004 to May 1, 2006. The unrelated third party continued to sublease the warehouse on a month-to-month basis from May 1, 2006 through January 31, 2007. The Company received approximately $18,000 and $0.2 million in sublease payments for each of the years ended December 31, 2007 and 2006, respectively. No payments were received in 2008.

The Company exited its Seattle research and development facility, which is referred to as the Seattle Facility, on August 1, 2005 and relocated key technical personnel to other Company facilities. It subleased the Seattle Facility for a period of 120 months through September 30, 2011. The sublease income expected under the agreement approximates the lease obligation. The Company received approximately $0.2 million in sublease income for each of the years ended December 31, 2008, 2007 and 2006.

The Company also relocated its combined corporate headquarters and IMPCO U.S. business operations from its former location in Cerritos, California to Santa Ana, California. On September 6, 2005, the Company entered into a lease agreement with a term of 13 years and annual rent of $714,000, which is set to increase 3% every year pursuant to the terms of the agreement. The Company is recording rent expense using a straight-line basis for the 3% increases. In connection with the relocation, the Company recorded in accrued expenses the fair value of the remaining lease obligation reduced by estimated sublease rentals for the Cerritos facility, which extends until 2009. The remaining lease obligation is included in accrued expenses at December 31, 2008 and 2007.

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

During 2008, the Company revised the estimated cost for the restoration resulting in an additional expense of approximately $0.1 million and also revised its sublease revenue assumption resulting in an additional expense of approximately $0.5 million. A reconciliation of accrued restructuring costs, which are all recorded to selling, general and administrative expense, related to the relocation from Cerritos to Santa Ana and restoration of the Cerritos facility for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Restoration Cost	Rent and Other Exit Costs	Total	Less Current Portion	Long Term Portion
Accrued restructuring costs at December 31, 2005	$24	$478	$502	$353	$149

Seattle payments (net of sublease)	—	(14)	(14)
Addition to Cerritos accruals	—	118	118
Cerritos relocation costs	—	244	244
Cerritos payments (net of sublease)	—	(350)	(350)

Accrued restructuring costs at December 31, 2006	24	476	500	357	143

Seattle payments (net of sublease)	—	(16)	(16)
Adjustment to Cerritos accruals	645	(9)	636
Change in Cerritos sublease revenue assumption	—	477	477
Cerritos payments (net of sublease)	(495)	(494)	(989)

Accrued restructuring costs at December 31, 2007	174	434	608	495	113

Seattle payments (net of sublease)	—	(19)	(19)
Adjustment to Cerritos accruals	59	45	104
Change in Cerritos sublease revenue assumption	—	465	465
Cerritos payments (net of sublease)	(233)	(576)	(809)

Accrued restructuring costs at December 31, 2008	$—	$349	$349	$290	$59

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

In July 2002, BRC sold two parcels of real property located in Cherasco, Italy, including the buildings situated thereon, to IMCOS Due S.r.L., which is referred to as IMCOS Due, a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The price and other terms of this sale reflected the fair market value for the property based upon an appraisal conducted at the time of the purchase. Subsequently, IMCOS Due leased back to BRC and MTM under an eight-year lease, the portion of these properties that were previously occupied by those entities. Additionally, a third building was included within the lease of the previous two buildings. The terms of this lease reflect the fair market value for the lease of such property based upon an appraisal conducted at the time of the leasing transaction. In 2005, BRC leased an additional building from IMCOS Due; in 2006, MTM leased a fifth building from IMCOS Due; and in January 2008, MTM leased a facility from IMCOS Due adjoined to the building leased in 2006. Total lease payments to IMCOS Due for 2008, 2007, and 2006 were approximately $1.5 million, $1.1 million and $0.9 million, respectively.

Total rental expense under the operating leases for 2008, 2007 and 2006 were approximately $4.3 million, $3.7 million and $3.0 million, respectively, net of sublease payments of $0.2 million, $0.2 million and $0.5 million in 2008, 2007 and 2006, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

(b) Contingencies

The Company is subject to certain claims that arise in the ordinary course of business. In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company’s consolidated financial statements.

(c) Investment and Tax Savings Plan

The Company’s Investment and Tax Savings Plan (the “401(k) plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The 401(k) plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All U.S. employees who are at least age twenty-one or older are eligible to participate in the 401(k) plan immediately and can enter the 401(k) plan on the first day of each month. Eligible employees of the Company who elect to participate in the 401(k) plan may contribute into the plan not less than 1% or more than 15% of compensation. The Company’s matching contributions are discretionary and match elective salary deferrals up to 3.0% of compensation. Approximately 73% of eligible employees were enrolled in the 401(k) plan at December 31, 2008. Employer contributions approximated $0.2 million, $0.2 million, and $0.2 million for 2008, 2007, and 2006, respectively.

(d) Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan whereby selected key employees may elect to defer a portion of their compensation each year. This plan is administered by a third party plan administrator. Employee contributions are invested in mutual funds and consequently are considered to be traded instruments. The Company matches 50% of the employee contribution up to an annual maximum of $12,500. Participants in the plan are 25% vested in the amount of the Company matching contributions upon attaining two years of service, with an additional 25% vested for each additional year of service thereafter. The Company recognizes the expense for the Company match over the service period. Employer matching contributions approximated $78,000, $59,000 and $13,000 for 2008, 2007, and 2006, respectively.

The cash contributed by the Company on the participant’s behalf has been invested in Company common stock acquired in the open market, which is carried at cost and classified as a deduction of equity in shares held in treasury on the consolidated balance sheet (see Note 6 for further discussion). The value of the Company’s common stock is calculated and recorded as a liability at market value and is classified as a long-term liability on the Company’s consolidated balance sheet. The Company includes the common stock of the plan in its computations of basic and diluted net income per share. According to EITF 97-14, Accounting for Deferred Compensation Arrangement Where Amounts Earned are Held in a Rabbi Trust and Invested, the Company consolidates the assets of the deferred compensation plan as part of the Company’s assets at the end of each quarter, which are classified as long-term assets on the Company’s consolidated balance sheet. At December 31, 2008 and 2007, the assets under the plan, included in other assets, were $0.7 million and $0.7 million, respectively. At December 31, 2008 and 2007, the liabilities under the plan were $1.3 million and $0.9 million, respectively.

(e) Employment Agreements

Mariano Costamagna

Mariano Costamagna entered into an employment agreement pursuant to which he became Chief Executive Officer effective January 1, 2005 until May 31, 2009. Mr. Costamagna’s initial base salary is $360,000 per year, and he is entitled to receive bonus incentives.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

On December 9, 2008, the Company entered into an amended and restated employment agreement with Mariano Costamagna effective January 1, 2009. Under this agreement, Mr. Costamagna will continue to serve as the Company’s Chief Executive Officer until December 31, 2012. Mr. Costamagna’s annual base salary will be $360,000 paid in U.S. dollars plus €120,000 paid in euros (which equaled approximately $169,000 converted into U.S. dollars based on the average interbank currency exchange rate on December 31, 2008). Mr. Costamagna will also be eligible for consideration for an annual bonus under the Fuel Systems 2006 Equity Incentive Plan and will be eligible to participate in other general employee benefits the Company maintains for its employees.

The Company may, in its sole discretion, obtain a key person life insurance policy on Mr. Costamagna payable to the Company in an amount of not less than $20 million. In the event of Mr. Costamagna’s death while the Company has such an outstanding life insurance policy in effect for him, the Company must offer to repurchase up to $10 million of Fuel Systems common stock from Mr. Costamagna’s beneficiaries with the proceeds of the insurance policy.

If, during the term of Mr. Costamagna’s employment, the Company terminates his employment other than for “cause” or disability or if he resigns for “good reason,” the Company must pay him a severance payment of $5.0 million divided into five equal installments (the first of which is due on the 60th day following termination with subsequent installments due on each anniversary of termination); provided that Mr. Costamagna abides by certain covenants limiting his ability to compete with the Company, solicit its employees or interfere with its business during those four years following his termination.

If, following a change of control, the Company terminates Mr. Costamagna’s employment other than for “cause” or disability or if he resigns for “good reason,” then, unless the board of directors determines otherwise at the time of the change of control, his severance amount would no longer be $5.0 million but would instead be the product of 2.99 and the greater of (i) his salary at the time of termination or immediately before the change of control and (ii) the average annual cash bonus earned for the three full years preceding his termination.

Pier Antonio Costamagna

As a condition to his obligations under the BRC purchase agreement, Pier Antonio Costamagna entered into an employment agreement with MTM effective March 31, 2005 pursuant to which he became MTM’s Director of Mechanical Engineering until May 31, 2009. Pier Antonio Costamagna’s initial base salary is approximately $360,000 per year, and he is entitled to participate in MTM’s existing bonus plans and arrangements, but not entitled to receive bonus incentives from IMPCO. Pier Antonio Costamagna’s employment agreement does not contain the severance provisions contained in Mariano Costamagna’s agreement.

Thomas M. Costales

On May 9, 2008, the Company entered into a severance agreement with Thomas M. Costales at the time of his resignation as the Chief Financial Officer. As part of the agreement, Mr. Costales received a severance payment of $335,000, full vesting of the employer contributions within his 401(k) plan and full vesting of the employer contributions within his deferred compensation plan account, but no bonus under the 2006 Incentive Bonus Plan related to performance in fiscal year 2007.

(f) Severance Funds

Italian law requires companies to make a mandatory termination payment called the Trattamento di Fine Rapporto (“TFR”) to employees. It is paid, as a lump sum, when the employment ends for any kind of reason such as resignation or layoff. The severance indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration. There is no vesting period or funding requirement associated with the liability. The liability recorded in the consolidated balance sheet is the amount that the employee would be entitled to if the employee terminates immediately. The liability is recorded in accordance with EITF 88-1, “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan (“approach 1”). During 2008, 2007 and 2006, BRC had recorded $1.8 million, $1.2 million and $1.0 million, respectively, in expense for TFR and has a long-term liability accrued in the amount of $4.4 million and $4.6 million as of December 31, 2008 and 2007, respectively. The liability for severance indemnities relates primarily to the Company’s employees in Italy.

6.	Stockholders’ Equity

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

(b) Shares Held in Treasury

The Company matches employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market. These shares are carried at cost and classified as a deduction of equity. As of December 31, 2008 and 2007, the Company held on the participants’ behalf 16,379 and 15,390 shares recorded as held in treasury, respectively, with a value of approximately $0.2 million for each of 2008 and 2007, respectively, for the deferred compensation plan.

As of December 31, 2008, the Company also had 51,962 shares held in treasury with a value of approximately $1.2 million, of which 11,928 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised, 166 shares came from the repurchase of common stock, 35,184 shares came from the surrender of shares tendered for the exercise price in lieu of cash for the exercise of warrants, and 4,684 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock in May 2007 and May 2008 under the 2006 Incentive Bonus Plan. At December 31, 2007, the Company had 13,683 shares held in treasury with a value of approximately $0.2 million, of which 11,928 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised, 83 shares came from the repurchase of common stock, and 1,672 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with restricted stock issued and vested in May 2007 under the 2006 Incentive Bonus Plan.

(c) Warrants

During the year ended December 31, 2008, warrants to purchase 57,500 shares of common stock were exercised at an average exercise price of $4.92 per share with proceeds to the Company of $0.3 million. In addition, warrants to purchase 22,852 shares of common stock were exercised at an exercise price of $14.44 per share. The warrant holder tendered 11,792 shares of common stock resulting from the exercise of the warrants in lieu of cash in order to pay the aggregate exercise price of the warrants. Those shares are recorded as shares held in treasury. As of December 31, 2008, there were no warrants outstanding.

Stock warrants activity in 2006, 2007, and 2008 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	387,500	$11.26
Granted	—	—
Exercised	(123,760)	6.08
Forfeited (a)	(173,388)	14.85

Outstanding at December 31, 2006	90,352	7.33
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2007	90,352	7.33
Granted	—	—
Exercised	(68,560)	6.46
Forfeited (b)	(21,792)	10.07

Outstanding at December 31, 2008	—	$—

(a)	Forfeited warrants include 23,392 vested warrant shares tendered in lieu of cash for the exercise price of 13,760 shares of common stock.
(b)	Forfeited warrants include 11,792 vested warrant shares tendered in lieu of cash for the exercise price of 11,060 shares of common stock.

7.	Share-Based Compensation

The Company has eight stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

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

In 2008, 2007 and 2006, the Company recorded stock-based compensation expense under SFAS 123R of $0.4 million, $0.4 million and $1.7 million, respectively, of which $0.1 million related to stock options and $0.3 million related to restricted stock in 2008, of which $0.2 million related to stock options and $0.2 million related to restricted stock in 2007, and $1.6 million related to stock options and $0.1 million related to restricted stock in 2006.

Stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006 was allocated as follows (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of revenue	$53	$63	$82
Research and development expense	58	120	152
Selling, general and administrative expense	308	253	1,425

	$419	$436	$1,659

Stock-Based Compensation Activity—Stock Options

Shares of common stock issued upon exercise of stock options or awards under the employee stock purchase plan are from previously unissued shares. The following table displays stock option activity including the weighted average stock option prices for 2008, 2007 and 2006 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,360,084	$10.30
Granted	—	—
Exercised	(597,885)	9.15
Forfeited	(142,670)	11.78

Outstanding at December 31, 2006	619,529	11.08
Granted	—	—
Repriced	140,400	13.29
Exercised	(306,209)	12.03
Forfeited (1)	(188,994)	10.00

Outstanding at December 31, 2007	264,726	11.92
Granted	—	—
Exercised	(170,676)	12.42
Forfeited	(3,950)	12.71

Outstanding and vested at December 31, 2008	90,100	$10.93	4.6 yrs	$1,967

Shares exercisable at December 31, 2006	328,398	$11.32	6.4 yrs	$3,540

Shares exercisable at December 31, 2007	235,600	$11.97	5.1 yrs	$807

Shares exercisable at December 31, 2008	90,100	$10.93	4.6 yrs	$1,967

(1)	Includes options to purchase 140,400 shares of common stock that had a weighted average exercise price of $9.69 per share, which were canceled and repriced at a weighted average exercise price of $13.29 per share.

In December 2007, the Company increased the exercise price of 140,400 outstanding options (“Repriced Options”) of 15 employees and directors to reflect the fair market value of the option on the date of grant based on the company-initiated, voluntary review of the Company’s historical stock option grants. The Repriced Options had a weighted average exercise price of $9.69 per share, which was increased to a weighted average exercise price of $13.29 per share. Non-officer employees were paid for the difference between the original exercise price and the new price as a result of the repricing in February 2008. This amount of $0.1 million was expensed to selling, general and administrative expense during the year ended December 31, 2007 and included in accrued expenses at December 31, 2007.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period. During the years ended December 31, 2008, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $3.8 million, $2.2 million and $5.2 million, respectively, determined as of the date of option exercise.

As of December 31, 2008, all stock options granted under the Company’s stock option plans had fully vested and as such, all compensation costs had been recognized. The fair value of the options that vested during the year ended December 31, 2008 was approximately $0.3 million.

The following table sets forth summarized information with respect to stock options outstanding and exercisable at December 31, 2008:

	Outstanding and Exercisable at December 31, 2008
Exercise Price Range:	Number of Shares	Average Life (years)	Average Price
$6.01 to $9.00	31,500	4.2	$6.29
$9.01 to $12.00	33,125	5.4	11.40
$12.01 to $15.00	4,250	5.5	13.10
$15.01 to $20.00	19,525	4.2	15.94
$20.01 to $28.00	1,700	1.6	25.00

	90,100	4.6	$10.93

During the year ended December 31, 2008, the Company issued 170,676 shares of common stock from the exercise of stock options at an average price of $12.42 per share, with proceeds to the Company of approximately $2.1 million.

At December 31, 2008, there were approximately 361,747 option shares available for grant. The Company has discontinued issuance of new options under existing option plans in conjunction with the August 2006 approval of the 2006 Incentive Bonus Plan.

Stock-Based Compensation Activity—Restricted Stock

In accordance with its director compensation policy, the Company issued shares of restricted common stock to continuing non-employee directors on August 7, 2008, as shown in the table below, at a purchase price equal to the per share par value of $0.001. For grants to returning directors, shares are fully vested as of December 31 of the year in which granted. The Company measured the fair value of each of these awards as if they were vested and issued on their respective grant dates.

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

Based on profitability of both IMPCO and BRC for 2008, some employees may be provided with bonuses in 2009 based on performance in 2008. The Company may pay a portion of the bonus in cash and a portion in restricted stock. The restricted stock would vest 25% on the date of the grant and the balance in three equal annual installments. The Company has recorded an expense of $1.8 million for accrued incentive bonus expense during 2008, of which $39,000 relates to the first 25% vesting of restricted stock that may be issued in 2009; this will be reclassified to equity when the restricted stock grant is issued in 2009.

Based on profitability of both IMPCO and BRC for 2007, some employees were provided with bonuses in May 2008 based on performance in 2007. The Company paid a portion of the bonus in cash and a portion in restricted stock. The Company granted an aggregate of 21,177 shares of restricted stock as part of these bonuses. One quarter of the restricted stock vested on the date of the grant and the balance vests in three equal annual installments. The Company recorded an expense of $0.8 million for accrued incentive bonus expense during 2007, of which $0.1 million related to the first 25% vesting of restricted stock for the grant issued in May 2008; this was reclassified to equity when the restricted stock grant was

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

issued in May 2008. The remaining 75% will vest in three equal annual installments beginning May 2009, and the expense associated with these shares is being recorded over the vesting period. The Company recorded expense of $0.1 million in 2008 for the vesting of these shares. As of December 31, 2008, there were approximately $0.2 million of total unrecognized compensation costs related to unvested restricted stock granted. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Based on profitability of both IMPCO and BRC for 2006, some employees were provided with bonuses in May 2007 based on performance in 2006. The Company paid a portion of the bonus in cash in 2007 and a portion in restricted stock. The Company granted an aggregate of 19,935 shares of restricted stock as part of these bonuses. One quarter of the restricted stock vested on the date of the grant and the balance vests in three equal annual installments. The Company recorded an expense of $0.9 million for accrued incentive bonus expense during 2006, of which $0.1 million related to the first 25% vesting of restricted stock for the grant issued in May 2007; this was reclassified to equity when the restricted stock grant was issued in May 2008. The remaining 75% vested in three equal annual installments beginning May 2008, and the expense associated with these shares is being recorded over the vesting period. The Company recorded expense of $0.1 million in both 2008 and 2007 for the vesting of these shares. As of December 31, 2008, there were approximately $0.1 million of total unrecognized compensation costs related to unvested restricted stock granted. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Stock-based compensation expense recorded in 2008 and 2007 was $0.3 million and $0.2 million, respectively, related to the vesting of the restricted stock. The fair value of the shares of restricted stock that vested during the year was approximately $0.3 million. The following table details the restricted stock grants during the year ended December 31, 2008:

	Shares of Restricted Common Stock Granted
	May 6, 2008	May 7, 2008	August 6, 2008	August 7, 2008
Employees	21,177	—	—	—
New independent director	—	1,065	475	—
Continuing non-employee directors (fully vested on December 31, 2008)	—	—	—	2,892

Total issued	21,177	1,065	475	2,892

Total purchase price	$21.18	$1.07	$0.48	$2.89

Grant date fair value per share	$18.60	$18.79	$42.19	$41.56

A summary of the unvested restricted stock awards as of December 31, 2008 and the changes during the year then ended are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	16,704	$17.40
Granted	25,609	21.64
Vested	(14,528)	22.58
Forfeited	(853)	18.22

Nonvested at December 31, 2008	26,932	$18.61

8.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the consolidated balance sheets at December 31, 2008 and 2007 representing related party transactions with the Company.

	At December 31,
	2008	2007
Current Receivables:
IBMexicano (a)	$55	$40
MTE S.r.L. (b)	4	—
Europlast S.r.L. (e)	6	—
Biemmedue S.p.A. (d)	4	—

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	At December 31,
	2008	2007
MTM Hydro S.r.L. (d)	—	4

	$69	$44

Non-current Receivable:
WMTM Equipamento de Gases Ltda. (c)	—	3,450

	$—	$3,450

Current Payables:
MTE S.r.L. (b)	$3,792	$2,243
Europlast S.r.L. (e)	2,142	1,627
TCN S.r.L. (e)	3,427	1,989
WMTM Equipamento de Gases Ltda. (c)	445	10
Biemmedue S.p.A. (d)	58	27
MTM Hydro S.r.L. (d)	9	24
IMPCO/BRC Egypt (f)	1	1
A.R.S. Elettromeccanica (g)	474	450
TCN Vd S.r.L. (e)	915	462

	$11,263	$6,833

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.
(b)	MTE, S.r.L. is 50% owned by MTM, S.r.L., and is accounted for using the equity method.
(c)	WMTM Equipamento de Gases Ltda. is 50% owned by BRC, and is accounted for using the equity method. Based on the Company’s evaluation of the collectability of the loan from WMTM, the loan has been fully impaired as of December 31, 2008. During 2008 and 2007, sales to WMTM were recorded on the cash basis; revenue attributed to sales to WMTM was deferred until receipt of payment and inventory was recorded on a consignment basis. As of December 31, 2008 and 2007, the amounts billed to WMTM but not yet collected totaled $3.2 million and $3.6 million, respectively. As of December 31, 2008, inventory on consignment at WMTM was $1.3 million and such amount is reflected as consigned inventory after elimination of profit of $1.1 million, net of reserve of $0.8 million. As of December 31, 2007, amounts due on consignment sales were $3.6 million, and such amounts are reflected as consigned inventory after elimination of profit of $0.6 million. The non-current receivable was originally due January 31, 2007, and the maturity date was extended to January 31, 2010.
(d)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., and 100% of Biemmedue S.p.A. and 46% of MTM Hydro S.r.L. with his immediate family and serves on the board of directors for each company.
(e)	The Company’s Chief Executive Officer serves on the board of directors of and owns 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L., along with his brother, Pier Antonio Costamagna.
(f)	IMPCO/BRC Egypt is 50% owned by IMPCO, and is accounted for using the equity method.
(g)	A.R.S. Elettromeccanica is owned by Biemmedue S.p.A., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.

Purchases, Sales and Other Transactions with Related Parties

In 2008, the Company purchased products from MTE, TCN, Europlast, A.R.S. Elettromeccanica, TCN Vd, WMTM, Biemmedue, and MTM Hydro for approximately $10.3 million, $7.1 million, $5.6 million, $3.5 million, $2.4 million, $0.5 million, $0.1 million and $37,000, respectively. In 2008, the Company also sold to WMTM, Europlast, Jehin Engineering, MTE, and Biemmedue products in the amount of approximately $0.6 million, $0.1 million, $0.1 million, $25,000 and $3,000, respectively.

In 2007, the Company purchased products from MTE, TCN, Europlast, A.R.S. Elettromeccanica, TCN Vd, MTM Hydro and Biemmedue for approximately $4.7 million, $4.3 million, $3.4 million, $2.0 million, $0.4 million, $35,000 and $24,000 respectively. In 2007, the Company also sold to WMTM, Jehin Engineering, Europlast, MTE and MTM Hydro products in the amount of approximately $2.5 million, $0.6 million, $0.2 million, $16,000 and $5,000, respectively.

In 2006, the Company purchased products from MTE, TCN, Europlast, Biemmedue and MTM Hydro for approximately $5.8 million, $4.2 million, $3.5 million, $66,600 and $8,600 respectively. In 2006, the Company also sold to WMTM, Jehin Engineering, Europlast, MTE, MTM Hydro and Biemmedue products in the amount of approximately $4.0 million, $0.6 million, $0.2 million, $48,200, $33,100 and $28,200, respectively.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The Company leases buildings from IMCOS Due, a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families (see Note 5). In addition, the Company also leases buildings from Luca Impex, a real estate investment company, for which Oriano Pollini, a director of Zavoli, S.r.L., a subsidiary of BRC, is a director and together with Cesare Pollini, Director of Sales and Marketing of Zavoli, and Federica Pollini, former Controller of Zavoli, own 100% of Luca Impex. The Company paid Luca Impex lease payments of $0.1 million in both 2008 and 2007, respectively.

Non-Current Receivable from WMTM

The non-current receivable from WMTM Equipamento de Gases Ltda (“WMTM”), a 50% owned joint venture, represents a loan from BRC Brasil S.A. (“BRC Brasil”). The total amount outstanding on the loan of $3.6 million at December 31, 2006 was due on January 31, 2007. In January 2007, the loan’s maturity date was extended to January 31, 2010. As of December 31, 2008 and 2007, the total amount outstanding on the loan was $3.4 million and $4.4 million, respectively.

As a result of accumulated losses the Company recorded against the balance for the investment in WMTM, the Company’s investment balance in WMTM had been reduced to zero in the fourth quarter ended December 31, 2006. Since the fourth quarter of 2006, the Company has been recognizing its share of WMTM’s losses and recording the losses against the loan receivable. As of the years ended December 31, 2008 and 2007, the Company had recorded $1.8 million and $0.4 million against the loan receivable as a result of the Company’s share of WMTM’s losses.

As of the years ended December 31, 2008 and 2007, the Company recorded $1.6 million and $0.6 million, respectively, as additional reserve on the loan receivable for a cumulative reserve against the loan receivable of $3.4 million and $1.0 million, respectively, based the Company’s evaluation of the collectability of the loan from WMTM as a result of the loan extension, past due balances on trade payables to MTM and its continued historical losses.

Effective October 1, 2006, the Company changed its accounting for sales to WMTM from the full accrual basis to the cash basis based on WMTM’s payment history during the third quarter of 2006. During 2008, 2007 and the fourth quarter of 2006, revenue attributed to sales to WMTM was deferred until receipt of payment and inventory was recorded on a consignment basis. As of December 31, 2008 and 2007, the amounts billed to WMTM but not yet collected totaled $3.2 million and $3.6 million, respectively. As of December 31, 2008, inventory on consignment at WMTM was $1.3 million and such amount is reflected as consigned inventory after elimination of profit of $1.1 million, net of reserve of $0.8 million. As of December 31, 2007, amounts due on consignment sales were $3.6 million, and such amounts are reflected as consigned inventory after elimination of profit of $0.6 million.

Receivable from Jehin Engineering

The current receivables from Jehin Engineering, which is 13.6% owned by BRC, represent inventory sales from IMPCO U.S. and MTM to Jehin. As of December 31, 2008, there were no outstanding receivables from Jehin as the balance and corresponding reserve were written off during the year. As of December 31, 2007, the total amount of current receivables from Jehin was $0.2 million, of which the Company recorded a $0.2 million reserve based on the aging of receivables and analysis of collectability from Jehin. During 2007, MTM changed its accounting for sales to Jehin from the full accrual basis to the cash basis based on the Jehin’s payment history. As of December 31, 2008 and 2007, the amounts billed to Jehin by MTM but not yet collected totaled $0.3 million for each year.

In the first quarter of 2008, the Company acquired certain intellectual property and customer relationships from Jehin Engineering for $0.2 million. The purchase price of $0.2 million included approximately $43,000 in transaction related costs (see Note 15).

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

9.	Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Years Ended December 31,
	2008	2007	2006
Numerator:
Income before extraordinary gain	$23,099	$5,883	$6,912
Extraordinary gain	243	—	—

Net income	$23,342	$5,883	$6,912

Denominator:
Denominator for basic earnings per share—weighted average number of shares	15,649,216	15,410,287	14,881,387
Effect of dilutive securities:
Employee stock options	99,529	137,657	198,623
Warrants	15,210	53,763	88,136
Unvested restricted stock	24,795	12,307	4,123

Dilutive potential common shares	15,788,750	15,614,014	15,172,269

Basic income per share:
Income before extraordinary gain	$1.47	$0.38	$0.46

Per share effect of extraordinary gain	$0.02	$—	$—

Net income per share	$1.49	$0.38	$0.46

Diluted income per share:
Income before extraordinary gain	$1.46	$0.38	$0.46

Per share effect of extraordinary gain	$0.02	$—	$—

Net income per share	$1.48	$0.38	$0.46

For the year ended December 31, 2008, all options to purchase the Company’s common stock were included in the computation of diluted net income per share. For the years ended December 31, 2007 and 2006, options to purchase 2,141 shares and 6,554 shares, respectively, of common stock were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive. For the years ended December 31, 2008, 2007 and 2006, all warrants to purchase shares of the Company’s common stock and all restricted shares of common stock were included in the computation of diluted net income per share.

10.	Equity Investments

The Company’s investments in its subsidiaries were composed exclusively of investments in the unconsolidated subsidiaries of BRC of approximately $3.3 million and $2.3 million as of December 31, 2008 and 2007, respectively.

The following table sets forth the Company’s share in the earnings (losses) in unconsolidated affiliates for the fiscal years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Share in earnings of BRC unconsolidated affiliates, net	$454	$416	$685

Write-off investment in Jehin Engineering	$—	$—	$(271)

BRC uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. The condensed balance sheet for BRC’s unconsolidated affiliates as of December 31, 2008 and 2007 and the statement of operations for the twelve months ended December 31, 2008, 2007 and 2006 are presented below (in thousands):

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Current assets	$21,018	$24,907
Non-current assets	5,646	6,603

Total assets	$26,664	$31,510

Current liabilities	$7,645	$12,821
Long-term liabilities	7,852	10,458
Shareholders’ equity	11,167	8,231

Total liabilities and shareholders’ equity	$26,664	$31,510

	Years Ended December 31,
	2008	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$23,181	$24,091	$25,768
Cost of revenue and operating expenses	20,910	21,975	21,513

Operating income	2,271	2,116	4,255
Interest expense, net	(580)	(3)	(253)
Other income (expenses)	(9)	(1,006)	160

Pre-tax income	1,682	1,107	4,162
Income tax expense, net	481	467	1,654

Net income	$1,201	$640	$2,508

BRC’s share of equity shown above was approximately $3.3 million and $2.3 million at December 31, 2008 and 2007, respectively. The December 31, 2008 and 2007 investment in unconsolidated affiliates balance represents BRC’s investment in MTE. BRC’s investment in WMTM was reduced to a zero balance as of December 31, 2008 and 2007 due to prior losses. BRC’s investment in Jehin was reduced to a zero balance as of December 31, 2008 and 2007 due to the $0.3 million impairment of the Jehin investment recorded in 2006.

BRC’s share of earnings from its investment in unconsolidated affiliates follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Income, net-BRC investees	$1,201	$640	$2,508
% equity interest (1)	various	various	various
Share in earnings	742	586	1,191
Other expenses, net	(288)	(170)	(506)

Net income	$454	$416	$685

(1)	Ranges from 13.59% to 50%.

11.	Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

In 2008, one customer represented 10.7% of the consolidated sales. In 2007 and 2006, no customer represented more than 10% of consolidated sales.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Accounts Receivable

At December 31, 2008, two customers represented 15.2% and 14.8%, respectively, of the consolidated accounts receivable. At December 31, 2007, no customer represented more than 10% of the consolidated accounts receivable.

Purchases

During 2008, no suppliers represented more than 10% of the consolidated purchases of raw materials and services. During 2007 and 2006, Power Solutions, Inc. constituted approximately 10.4%, and 11.8%, respectively, of consolidated purchases of raw materials and services. In 2008, 2007, and 2006, ten suppliers accounted for approximately 34.6%, 36.9%, and 38.2% of consolidated purchases of raw materials and services.

Cash

Operating cash balances held at non-U.S. banks representing 90.1% of the Company’s consolidated cash and cash equivalents at December 31, 2008 are not federally insured.

12.	Business Segment and Geographic Information

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

In an effort to more appropriately align the structure and business activities within Fuel Systems into two operating segments, on July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC. Consolidated results for the Company were not impacted, but the Company began reporting IMPCO Australia with its BRC operations segment in the third quarter of 2008. For comparison purposes, the previously reported financial information by business segment includes reclassification of IMPCO Australia’s operations for the years ended December 31, 2008, 2007, and 2006, respectively, within BRC operations.

Financial Information by Business Segment. Financial information by business segment follows (in thousands):

	Years Ended December 31,
Revenue:	2008	2007	2006
IMPCO Operations	$91,359	$109,002	$95,012
BRC Operations (1)	291,338	156,329	125,804

Total	$382,697	$265,331	$220,816

	Years Ended December 31,
Operating Income (Loss):	2008	2007	2006
IMPCO Operations	$4,120	$13,506	$10,931
BRC Operations (1)	49,767	17,871	17,300
Corporate Expenses (2)	(7,788)	(12,098)	(8,196)

Total	$46,099	$19,279	$20,035

(1)	Results for IMPCO Australia have been reclassified from IMPCO operations to BRC operations for all periods for comparability purposes.
(2)	Represents corporate expense not allocated to either of the business segments.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	As of December 31,
Total Assets:	2008	2007
IMPCO Operations (1)	$37,816	$58,690
BRC Operations	252,732	203,270
Corporate (1) (2)	115,128	111,940
Eliminations	(118,349)	(126,530)

Total	$287,327	$247,370

(1)	Company reporting systems have been revised in 2008 to separately capture information for the IMPCO and Corporate reporting segments. 2007 information has been recast accordingly.
(2)	Represents corporate balances not allocated to either of the business segments.

	Years Ended December 31,
Capital Expenditures:	2008	2007	2006
IMPCO Operations (1) (3)	$1,551	$1,076	$4,691
BRC Operations (2)	9,202	5,053	5,350
Corporate (3)	2	61	34

Total	$10,755	$6,190	$10,075

(1)	Includes $0.1 million and $0.2 million of capital leases in 2007 and 2006, respectively.
(2)	Includes $0.1 million, $0.1 million, and $0.1 million of capital leases in 2008, 2007 and 2006, respectively.
(3)	Company reporting systems have been revised in 2008 to separately capture information for the IMPCO and Corporate reporting segments. 2007 and 2006 information has been recast accordingly.

Revenue by Application. The Company’s product revenue by application across all business segments follows (in thousands):

	Years Ended December 31,
Revenue:	2008	2007	2006
Transportation	$302,750	$169,454	$135,850
Industrial	79,947	95,877	84,966

Total	$382,697	$265,331	$220,816

Geographic Information. The Company’s geographic information for revenue to unaffiliated customers and long-lived assets is shown below. The basis for determining revenue is the geographic location of the customer. Long-lived assets represent long-term tangible and intangible assets that are physically located in the region as indicated (in thousands):

	Years Ended December 31,
Revenue:	2008	2007	2006
North America (1)	$50,763	$61,225	$49,586
Europe:
Italy	127,530	54,069	52,222
All other (2)	135,762	95,410	66,804
Asia & Pacific Rim (2)	57,529	45,960	41,967
Latin America (2)	11,113	8,667	10,237

Total	$382,697	$265,331	$220,816

(1)	Revenue for countries outside the United States represent less than 1% of total consolidated revenue.
(2)	No one country represents more than 10% of total consolidated revenue.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	As of December 31,
Long-Lived Assets:	2008	2007
North America	$9,639	$10,359
Europe	68,543	70,217
Asia & Pacific Rim	806	4,009

Total	$78,988	$84,585

13.	Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Years Ended December 31,
Warranty reserve for the period ended:	2008	2007	2006
Balance at beginning of period	$2,527	$2,119	$1,605
New warranties issued	4,301	838	882
Warranties settled	(2,604)	(430)	(368)

Balance at end of period	$4,224	$2,527	$2,119

14.	Supplementary Cash Flow Information

Interest and income taxes paid for 2008, 2007 and 2006 are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Interest paid	$995	$1,342	$1,236
Taxes paid (including franchise taxes)	$11,727	$14,091	$12,784

15.	Goodwill and Intangibles

In accordance with SFAS 142, amortization of goodwill is no longer permitted. As required by SFAS 142, the fourth quarter has been established for the annual impairment review of goodwill. The annual reviews performed as of December 31 for each of the years ended 2008, 2007 and 2006 resulted in no impairment to goodwill. However, during the second quarter of 2008, changes in the Australian business climate indicated that the goodwill for IMPCO Australia might be impaired. As a result, in accordance with the provisions of SFAS 142, the Company performed an analysis and recorded an impairment charge of $3.9 million, which was included as a separate component of operating income in the quarter ended June 30, 2008. The fair value analysis for the impairment charge was prepared by management that relied in part on a third party fair market valuation for IMPCO Australia.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

On February 18, 2008, IMPCO Australia purchased the 49% minority interest of IMPCO Fuel Systems Pty, Ltd (“IFS”), whose results have been fully consolidated with IMPCO Australia, for a purchase price of $0.5 million, based on the exchange rate on February 18, 2008. The purchase price was allocated to the related minority interest liability of $0.4 million with the remaining $0.1 million recorded to goodwill. Prior to the purchase of the minority interest, IMPCO Australia held the 51% majority interest in IFS, therefore the assets and liabilities of IFS were included in the prior period consolidated balance sheet. The pro forma impact on net income and earnings per share have not been disclosed for the current or comparable prior periods as the amounts were immaterial to the consolidated financial statements as a whole.

In an effort to more appropriately align the structure and business activities within Fuel Systems into two operating segments, on July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC. Consolidated results for the Company are not impacted, however, the Company began reporting IMPCO Australia with its BRC operations segment in the third quarter of 2008. For comparison purposes, the previously reported goodwill balance by reporting unit includes reclassification of IMPCO Australia’s goodwill at December 31, 2007 and 2006, within BRC operations. There was no balance at December 31, 2008 as IMPCO Australia’s goodwill was fully impaired during the second quarter of 2008.

Identified intangible assets arising from the acquisition of BRC consist of existing technology, customer relationships and trade name. Identified intangible assets arising from the acquisition of Zavoli consist of existing technology, customer relationships, trade name and non-compete agreements. In January 2008, the Company purchased technology and customer relationships from Jehin for $0.2 million (see Note 8). Amortization expense related to existing technology and customer relationships of $2.4 million, $2.0 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements for the years ended December 31, 2008, 2007 and 2006 was $0.4 million, $0.2 million and $0.1 million, respectively, and is reported as a separate component of operating expense.

The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	December 31, 2007	Additions from purchase accounting	Impairment Charges	Currency Translation	December 31, 2008
IMPCO Operations	$4,843	$—	$—	$(51)	$4,792
BRC Operations	41,643	97	(3,907)	(1,330)	36,503

	$46,486	$97	$(3,907)	$(1,381)	$41,295

	December 31, 2006	Additions from purchase accounting	Impairment Charges	Currency Translation	December 31, 2007
IMPCO Operations	$4,720	$—	$—	$123	$4,843
BRC Operations	34,830	2,578	—	4,235	41,643

	$39,550	$2,578	$—	$4,358	$46,486

At December 31, 2008 and 2007, intangible assets consisted of the following (in thousands):

	As of December 31, 2008			As of December 31, 2007
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	$10,883	$(5,711)	$5,172	$11,370	$(4,356)	$7,014
Purchased technology	193	(96)	97	—	—	—
Customer relationships	4,677	(1,896)	2,781	4,885	(1,269)	3,616
Trade name	2,031	(641)	1,390	2,122	(474)	1,648
Non-compete agreements	830	(249)	581	868	(87)	781

Total	$18,614	$(8,593)	$10,021	$19,245	$(6,186)	$13,059

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Amortization expense as of December 31, 2008 for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
2009	$2,596
2010	2,424
2011	2,348
2012	1,057
2013	521
Thereafter	1,075

$10,021

16.	Accrued Expenses:

The following table details the components of accrued expenses as of December 31, 2008 and 2007 (in thousands):

	As of December 31,
	2008	2007
Income taxes payable	$13,870	$3,268
Accrued professional fees	170	393
Accrued warranty	4,224	2,527
Accrued sales, property and franchise taxes	317	131
Accrued interest	27	32
Unearned revenue	398	1,581
Accrued payroll obligations	10,883	8,565
Accrued restructuring costs	290	495
Deferred rent liability	524	498
Other	3,509	2,176

	$34,212	$19,666

17.	Closure and Liquidation of Operations in Mexico

In the fourth quarter of 2005, the Company decided to liquidate its Mexico joint venture IBMexicano and agreed with its 50% joint venture partner to wind down that business. The Company continues to sell in the Mexico market through independent distributors. The closure was substantially complete by June 2006. Cash proceeds, or net realizable value, from this closure will be used to settle related party receivables, of which approximately $55,000 remained on the consolidated balance sheet at December 31, 2008.

The Company plans to close its wholly owned Mexico subsidiary, IMPCO Mexicano, which has not had any substantive operations since its 50% joint venture in IBMexicano was established in December 2004. As a result of the planned closure, in 2006 the Company recorded approximately $1.3 million in additional inventory reserves and allowance for doubtful accounts and related party receivables. Additionally, in 2006, as a result of the planned closure, $0.5 million of cumulative translation adjustments was recorded to other expense in the consolidated statement of operations.

18.	Quarterly Results of Operations

A summary of the unaudited quarterly consolidated results of operations follows (in thousands, except per share amounts). Certain amounts have been reclassified to conform to the annual presentation.

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2008	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$94,600	$98,284	$105,539	$84,274
Cost of revenue	67,116	69,704	74,841	62,399
Gross profit	27,484	28,580	30,698	21,875
Operating expenses	14,092	18,366	12,527	17,553	(b) (d)
Operating income	13,392	10,214	18,171	4,322
Interest expense, net	(192)	(200)	(51)	(71)
Income before extraordinary gain	6,226	4,608	11,624	641	(b) (c) (d)

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	First Qtr.	Second Qtr.	Third Qtr.		Fourth Qtr.
2008	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
Net income	6,226	4,608	11,867		641	(b) (c) (d)
Income before extraordinary gain per share:
Basic	$0.40	$0.30	$0.73	(a)	$0.04
Diluted	$0.40	$0.29	$0.73	(a)	$0.04
Net income per share:
Basic	$0.40	$0.30	$0.75	(a)	$0.04
Diluted	$0.40	$0.29	$0.75	(a)	$0.04

(a)	Includes in the third quarter of 2008, an extraordinary gain of $0.2 million related to the purchase of the 49% minority interest of IMPCO B.V. from Beru A.G.
(b)	Includes in the fourth quarter of 2008, an adjustment of $1.2 million to increase the reserve against the loan from WMTM, BRC’s 50% owned joint venture, based on payments not being made on past due balances on trade payables to MTM and WMTM’s historical operating results.
(c)	Includes in the fourth quarter of 2008, foreign exchange losses of $1.0 million incurred by the Company’s foreign subsidiaries due to the weakening of their currency against the U.S. dollar.
(d)	Includes in the fourth quarter of 2008, acquisition transaction costs of $0.8 million related to the purchase of Distribuidora Shopping S.A. and Tomasetto Achille S.A.

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2007	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$54,833	$65,552	$65,235	$79,711
Cost of revenue	41,055	51,065	49,530	59,550	(a)(b)
Gross profit	13,778	14,487	15,705	20,161
Operating expenses	10,014	11,388	12,309	11,141	(c)
Operating income	3,764	3,099	3,396	9,020
Interest expense, net	(291)	(201)	(203)	(268)
Net income (loss)	1,018	395	(359)	4,829	(a)(b)(c)
Net income (loss) per share:
Basic	$0.07	$0.03	$(0.02)	$0.31
Diluted	$0.07	$0.03	$(0.02)	$0.31

(a)	Includes in the fourth quarter of 2007, $0.2 million credit related to correction of an accounting error on an iron curtain basis relating to capitalizing certain costs associated with inventory at some of the foreign subsidiaries for 2006 and the first three quarters in 2007 for which the amount net of taxes and minority interest is $0.1 million. The amount related to 2006 was $0.1 million credit for which the amount net of taxes and minority interest was $30,000. The amount related to the first quarter of 2007 was $0.3 million credit for which the amount net of taxes and minority interest was $0.2 million. The amount related to the second quarter of 2007 was $0.1 million expense for which the amount net of taxes and minority interest was $40,000. The amount related to the third quarter of 2007 was $0.1 million expense for which the amount net of taxes and minority interest was $50,000.
(b)	Includes in the fourth quarter of 2007, an adjustment of $0.7 million related to the physical inventory observation of two of the Company’s foreign subsidiaries.
(c)	Includes in the fourth quarter of 2007, an adjustment of $0.6 million to increase the reserve against the loan from WMTM, BRC’s 50% owned joint venture, based on payments not being made on past due balances on trade payables to MTM and WMTM’s historical operating results.

19.	Extraordinary Gain

On August 1, 2008, IMPCO B.V., IMPCO’s subsidiary in the Netherlands, completed a redemption of the 49% minority interest of IMPCO BV from Beru AG for approximately $6.1 million, based on the exchange rate of the euro to the U.S. dollar on August 1, 2008. The purchase price was allocated to the related minority interest liability and resulted in the step-down of fixed assets value of $0.3 million and extraordinary gain of $0.2 million. Prior to the purchase of the minority interest, IMPCO held the 51% majority interest in IMPCO B.V.; therefore, the assets and liabilities of IMPCO B.V. were previously included in the prior period condensed consolidated balance sheet.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

20.	Subsequent Events

Acquisition of Distribuidora Shopping S.A. and Tomasetto Achille S.A.

On January 15, 2009, MTM completed its acquisition of Distribuidora Shopping S.A. and Tomasetto Achille S.A. (collectively, the “Acquired Companies”) from Alessandro Carlo Evi and Susana Iallonardi (collectively, the “Sellers “). The Acquired Companies are headquartered in Argentina and manufacture, import, export and market natural gas kits for vehicles. A portion of the funds that MTM used in the acquisition were provided according to the terms of the financing agreement between MTM and Banca IMI S.p.A. and Intesa SanPaolo S.p.A. dated December 22, 2008 (see Note 3). The Company has elected to expense in 2008 the acquisition transaction costs of approximately $0.8 million incurred through December 31, 2008, since this acquisition will be accounted for under SFAS 141R, which requires the acquisition costs to be expensed.

The aggregate purchase price for 100% of the equity of the Acquired Companies was $22.0 million in cash, subject to a post-closing adjustment upward by adding to the purchase price the Acquired Companies’ cash and bank account balances at closing and an adjustment downward by subtracting from the purchase price the Acquired Companies’ debt at the closing. At the time of the signing of the Share Purchase Agreement on December 16, 2008, MTM paid the Sellers $2.0 million in cash as a down payment on the purchase price. This down payment is reflected in “Other Assets” at December 31, 2008.

As part of the closing of this acquisition, the Sellers used $10.0 million of the purchase price they received from the sale of the Acquired Companies to acquire 322,800 shares of Fuel Systems common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. Of the 322,800 shares of Fuel Systems common stock issued to Sellers in the private placement, 39,868 shares were issued from treasury stock and 129,120 shares will remain in escrow for up to six years in order to cover unknown or contingent liabilities of the Companies and to satisfy any claims for indemnification that MTM may have against the Sellers during that time. MTM’s losses will not be limited to the value of the escrow shares, but MTM must deplete the escrow shares before seeking any amount in cash from the Sellers.

In connection with the Company’s acquisition of Distribuidora Shopping and Tomasetto Achille, the Company entered into a new lease agreement and assumed an existing lease agreement. Both lease agreements have lease commitments in the aggregate of $4.9 million from January 2009 through December 2019.

MTM Loan

On January 22, 2009, IMPCO repaid in full all of the outstanding principal and accrued interest on the amounts it owed to MTM under the intercompany loan originally entered into on December 23, 2004 (see Note 3). The aggregate amount IMPCO paid to retire the MTM Loan was $10.8 million, comprising $10.6 million of principal and $0.2 of accrued and unpaid interest. Since IMPCO has fulfilled its financial obligation under the MTM Loan, the guarantors have cancelled their guarantees and released the Company from its BRC equity interest pledge.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Fuel Systems Solutions, Inc.

The audits referred to in our report dated March 6, 2009 relating to the consolidated financial statements of Fuel Systems Solutions, Inc., which is contained in Item 15 of this Form 10-K also included the audit of the consolidated financial statement schedule for 2008, 2007 and 2006 listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ BDO SEIDMAN, LLP

Costa Mesa, California

March 6, 2009

FUEL SYSTEMS SOLUTIONS, INC.

SCHEDULE II—VALUATION ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts for the period ended:
December 31, 2008	$2,399	$1,268	$(374)	$3,293
December 31, 2007	$2,390	$(124)	$133	$2,399
December 31, 2006	$3,194	$410	$(1,214)	$2,390

Inventory valuation reserve for the period ended:
December 31, 2008	$4,974	$5,366	$390	$10,730
December 31, 2007	$4,754	$625	$(405)	$4,974
December 31, 2006	$2,678	$2,355	$(279)	$4,754

Warranty reserve for the period ended:
December 31, 2008	$2,527	$4,301	$(2,604)	$4,224
December 31, 2007	$2,119	$838	$(430)	$2,527
December 31, 2006	$1,605	$882	$(368)	$2,119

Deferred tax valuation allowance for the period ended:
December 31, 2008	$23,111	$2,936	$—	$26,047
December 31, 2007	$24,282	$1,739	$(2,910)	$23,111
December 31, 2006	$24,123	$159	$—	$24,282