Form 10-Q
period 2009-03-31
Fuel Systems Solutions, Inc.
filed 2009-05-08
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2009:

16,074,276 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,967	$26,477
Accounts receivable less allowance for doubtful accounts of $3,161 and $3,293 at March 31, 2009 and December 31, 2008, respectively	85,170	70,009
Inventories:
Raw materials and parts	42,747	38,925
Work-in-process	1,752	1,700
Finished goods	51,844	50,253
Inventory on consignment with unconsolidated affiliates	1,737	1,732

Total inventories	98,080	92,610
Deferred tax assets, net	6,501	5,734
Other current assets	6,779	5,749
Related party receivables	234	69

Total current assets	205,731	200,648

Equipment and leasehold improvements:
Dies, molds and patterns	4,064	3,889
Machinery and equipment	27,954	25,996
Office furnishings and equipment	11,716	11,198
Automobiles and trucks	2,584	2,235
Leasehold improvements	8,057	8,098

	54,375	51,416
Less accumulated depreciation and amortization	24,508	23,744

Net equipment and leasehold improvements	29,867	27,672
Goodwill	47,790	41,295
Deferred tax assets, net	149	174
Intangible assets, net	15,362	10,021
Investment in unconsolidated affiliates	3,064	3,334
Other assets	2,594	4,183

Total Assets	$304,557	$287,327

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,905	$65,224
Accrued expenses	40,161	34,212
Current revolving lines of credit	13,227	2,413
Current portion of term loans and other loans	6,735	4,470
Current portion of capital leases	293	192
Deferred tax liabilities, net	7	112
Related party payables	9,405	11,263

Total current liabilities	113,733	117,886
Term loans and other loans	16,807	4,689
Capital leases	227	238
Other liabilities	5,711	6,258
Deferred tax liabilities	7,170	4,301

Total liabilities	143,648	133,372

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 16,086,059 issued and 16,073,809 outstanding at March 31, 2009; and 15,801,745 issued and 15,749,783 outstanding at December 31, 2008	16	16
Additional paid-in capital	229,382	220,270
Shares held in treasury, 12,250 and 51,962 shares at March 31, 2009 and December 31, 2008, respectively	(579)	(1,399)
Accumulated deficit	(72,284)	(79,354)
Accumulated other comprehensive income	4,374	14,422

Total stockholders’ equity	160,909	153,955

Total Liabilities and Stockholders’ Equity	$304,557	$287,327

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$80,082	$94,600
Cost of revenue	55,745	67,116

Gross profit	24,337	27,484
Operating expenses:
Research and development expense	2,911	2,828
Selling, general and administrative expense	9,959	11,171
Amortization of intangible assets	109	93

Total operating expenses	12,979	14,092

Operating income	11,358	13,392
Other income (expense), net	716	(1,121)
Interest expense, net	(384)	(192)

Income before income taxes and equity share in income of unconsolidated affiliates	11,690	12,079
Equity share in income of unconsolidated affiliates, net	113	168
Income tax expense	(4,733)	(5,540)

Net income	7,070	6,707
Less: Net income attributable to noncontrolling interests	—	(481)

Net income attributable to Fuel Systems	$7,070	$6,226

Net income per share attributable to Fuel Systems:
Basic	$0.44	$0.40

Diluted	$0.44	$0.40

Number of shares used in per share calculation:
Basic	16,022,561	15,519,526

Diluted	16,095,258	15,592,626

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net income	$7,070	$6,707
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and other amortization	1,632	1,460
Amortization of intangibles arising from acquisitions	881	715
Provision for doubtful accounts	(126)	(38)
Provision for inventory reserve	705	311
Equity share in income of unconsolidated affiliates, net	(113)	(168)
Dividends from unconsolidated affiliates	196	—
Unrealized (gain) loss on foreign exchange transactions, net	(242)	1,042
Compensation expense related to stock option and restricted stock grants	50	85
Loss on disposal of assets	19	—
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(18,044)	(17,584)
Increase in inventories	(4,965)	(1,260)
(Increase) decrease in other current assets	(493)	1,324
Decrease in other assets	421	225
Increase (decrease) in accounts payable	(20,688)	3,357
Increase in accrued expenses	6,666	8,117
Receivables from/payables to related party, net	(303)	2,030
Decrease in deferred income taxes, net	(788)	(994)
Increase (decrease) in long-term liabilities	(433)	45

Net cash (used in) provided by operating activities	(28,555)	5,374

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,774)	(1,879)
Purchase of minority interest in consolidated subsidiary	—	(227)
Investment in joint venture	10	—
Purchase of intangible assets	—	(193)
Purchase of Distribuidora Shopping, net of cash acquired of $0.1 million (see Note 3)	(5,603)	—
Proceeds from sale of assets	35	3

Net cash used in investing activities	(9,332)	(2,296)

Cash flows from financing activities:
Increase (decrease) in revolving lines of credit, net	10,774	(521)
Payments on term loans and other loans	(1,214)	(951)
Proceeds from term loans and other loans	12,729	—
Proceeds from exercise of stock options and warrants	—	175
Purchase of common shares held in trust, net of proceeds	(5)	(4)
Payments of capital lease obligations	(123)	(99)

Net cash provided by (used in) financing activities	22,161	(1,400)

Net increase (decrease) in cash	(15,726)	1,678
Effect of exchange rate changes on cash	(1,784)	1,477

Net increase (decrease) in cash and cash equivalents	(17,510)	3,155
Cash and cash equivalents at beginning of period	26,477	26,797

Cash and cash equivalents at end of period	$8,967	$29,952

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$22	—
Issuance of 1,382 shares of restricted stock	$15	—
Issuance of 282,932 shares of common stock for the acquisition of Distribuidora Shopping (see Note 3)	$8,654	—
Issuance of 39,868 shares from treasury stock for the acquisition of Distribuidora Shopping (see Note 3)	$1,220	—

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2008 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended March 31, 2009 and 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The condensed consolidated financial statements of Fuel Systems include the accounts of the Company and its wholly owned subsidiaries IMPCO Technologies, Inc. (“IMPCO”) and BRC S.r.L. (“BRC”), as well as IMPCO’s wholly owned subsidiaries, IMPCO Tech Japan K.K., which is referred to as IMPCO Japan, Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which is referred to as IMPCO Mexicano, and IMPCO Technologies B.V., which is referred to as IMPCO Europe, as well as BRC’s substantially wholly owned subsidiaries, MTM S.r.L. (“MTM”), Zavoli S.r.L., IMPCO Technologies Pty. Limited, which is referred to as IMPCO Australia, Distribuidora Shopping S.A. and its wholly owned subsidiary Tomasetto Achille S.A. (see Note 3), BRC Brasil Ltda., NG LOG Armazen Gerais Ltda., BRC Argentina S.A. and BRC Pakistan S.A.

Investments in unconsolidated joint ventures or affiliates (“joint ventures”) over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its joint ventures is reported as “equity share in income of unconsolidated affiliates, net” on the condensed consolidated statement of operations. If the investment in an unconsolidated joint venture is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that there are any receivables, loans or advances to the joint venture.

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

In an effort to more appropriately align the structure and business activities within Fuel Systems into our two operating segments, on July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC. Consolidated results for the Company were not impacted, but the Company began reporting IMPCO Australia with its BRC operations segment in the third quarter of 2008. For comparison purposes, the previously reported financial information by business segment includes reclassification of IMPCO Australia’s operations for the three months ended March 31, 2008 within BRC operations.

All intercompany transactions, including intercompany profits and losses, have been eliminated in consolidation.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

The following table details the Company’s ownership interests and methods of accounting for its various international affiliates:

Entity	Location	Ownership Interest	Method of Accounting
IMPCO U.S.	United States	100.00%	Fully Consolidated
BRC*	Italy	100.00%	Fully Consolidated
IMPCO Japan	Japan	100.00%	Fully Consolidated
IMPCO Mexicano (operations closed in December 2004)	Mexico	100.00%	Fully Consolidated
IMPCO Europe	Netherlands	100.00%	Fully Consolidated
IBMexicano (operations closed in June 2006)	Mexico	50.00%	Equity Method

*	The following table details the entities that are either consolidated or accounted for by the equity method within BRC:

Entity	Location	Ownership Interest	Method of Accounting
MTM S.r.L.	Italy	100.00%	Fully Consolidated
Zavoli S.r.L.	Italy	100.00%	Fully Consolidated
IMPCO Australia	Australia	100.00%	Fully Consolidated
Distribuidora Shopping S.A.	Argentina	100.00%	Fully Consolidated
Tomasetto Achille S.A.	Argentina	100.00%	Fully Consolidated
BRC Brasil Ltda.	Brazil	99.99%	Fully Consolidated
NG LOG Armazen Gerais Ltda.	Brazil	99.99%	Fully Consolidated
BRC Pakistan, S.A.	Pakistan	99.70%	Fully Consolidated
BRC Argentina S.A.	Argentina	98.40%	Fully Consolidated
Rohan BRC Gas Equipments Private Ltd.	India	50.01%	Equity Method
MTE S.r.L.	Italy	50.00%	Equity Method
WMTM Equipamento de Gases Ltd.	Brazil	50.00%	Equity Method
Jehin Engineering Company, Ltd.	S. Korea	13.59%	Equity Method

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2009, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Recent Accounting Standards

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired measured at fair value as of the acquisition date. In addition, SFAS 141R requires all acquisition costs to be expensed rather than capitalized. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement became effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and should be applied for all business combinations entered into after the date of adoption. The Company adopted SFAS 141R effective January 1, 2009. SFAS 141R has an impact on the Company’s accounting for business combinations completed on or after January 1, 2009 including the Company’s acquisition of Distribuidora Shopping S.A. (see Note 3).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 outlines new accounting and reporting requirements for ownership interests in subsidiaries held by parties other than the parent (previously known as minority interest), the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS 160. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. In accordance with SFAS 160, the Company applied the presentation and disclosure requirements retrospectively to comparative financial statements. As a result, the Company reclassified minority interests in consolidated subsidiaries from prior period to conform to current period presentation.

In April 2009, FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP No. FAS 141(R)-1”), which requires certain disclosures related to assets and liabilities acquired through business combinations arising out of potential contingencies. FSP No. FAS 141 (R)-1 requires assets and liabilities acquired through contingencies to be recorded at fair value on the acquisition date if the fair value can be determined during the measurement period or if it can be determined that it was probable that the asset or liability existed as of the acquisition date and the amount can be reasonably estimated. The provisions do not need to be applied to immaterial items. FSP No. FAS 141 (R)-1 is effective for financial statements issued for fiscal years beginning on

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

or after December 15, 2008. Effective January 1, 2009, the Company adopted FSP No. FAS 141 (R)-1. The adoption of FSP No. FAS 141 (R)-1 has an impact on the Company’s accounting for business combinations completed on or after January 1, 2009 including the Company’s acquisition of Distribuidora Shopping S.A. (see Note 3).

3.	Acquisition of Distribuidora Shopping S.A.

On January 15, 2009, MTM completed its acquisition of Distribuidora Shopping S.A. and its subsidiary Tomasetto Achille S.A. (“Distribuidora Shopping”) from Carlo Evi and Susana Iallonardi (collectively, the “Sellers “). Distribuidora Shopping is headquartered in Argentina and, operating under the brand name Tomasetto Achille, manufactures, imports, exports and markets natural gas kits for vehicles. This acquisition reinforces the Company’s natural gas vehicle product lines and expands its global manufacturing and distribution footprint. A portion of the funds that MTM used in the acquisition were provided according to the terms of the financing agreement between MTM and Banca IMI S.p.A. and Intesa SanPaolo S.p.A. dated December 22, 2008 (see Note 4). Since this acquisition was accounted for under SFAS 141R, which requires the acquisition costs to be expensed, the Company expensed in 2008 acquisition related costs of approximately $0.8 million incurred through December 31, 2008. During the three months ended March 31, 2009, acquisition related costs of approximately $0.3 million were expensed as incurred. The results of operations of Distribuidora Shopping have been included in the accompanying condensed consolidated statement of operations from the date of the acquisition.

The aggregate purchase price after post-closing adjustments for 100% of the equity of Distribuidora Shopping was $17.5 million, net of cash acquired of $0.1 million. At the time of the signing of the share purchase agreement on December 16, 2008, MTM paid the Sellers $2.0 million in cash as a down payment on the purchase price. This down payment was reflected in “Other Assets” at December 31, 2008.

Of the aggregate purchase price of $17.5 million, MTM paid $7.6 million in cash and Fuel Systems issued 322,800 shares of common stock with a value of $9.9 million on the closing date to the Sellers in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. Of the 322,800 shares of Fuel Systems common stock issued to Sellers in the private placement, 39,868 shares were issued from treasury stock with a historical cost basis of $0.8 million (see Note 9). In addition, of the 322,800 shares, 129,120 shares will remain in escrow for up to six years in order to cover unknown or contingent liabilities of Distribuidora Shopping and to satisfy any claims for indemnification that MTM may have against the Sellers during that time. MTM’s losses will not be limited to the value of the escrow shares, but MTM must deplete the escrow shares before seeking any amount in cash from the Sellers. Subject to certain limitations, the Sellers’ maximum liability for indemnification obligations is $8.2 million.

The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with generally accepted accounting principles.

The purchase price has been allocated based on management’s estimates as follows (in thousands):

Total tangible assets, including cash of $96	$12,057
Intangible assets subject to amortization	7,370
Goodwill	9,559

Total assets acquired	28,986
Less: total liabilities	(11,422)

Total net assets recorded	$17,564

Of the $7.4 million of acquired intangible assets, $2.6 million relates to existing technology with a useful life of 7 years, $3.7 million was assigned to customer relationships with a useful life of 10 years, $0.8 million was assigned to the trademark with a useful life of 10 years and $0.3 million was assigned to covenant not to compete with a useful life of 5 years. A history of operating margins and profitability, service and manufacturing employee base and a leading presence in the market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $9.6 million. The acquired goodwill, which is not deductible for tax purposes, is reflected in the BRC operations segment.

The Company is in the process of finalizing its valuations of certain intangible assets; thus the allocation of the purchase price is subject to refinement. The Company has determined that the acquisition of Distribuidora Shopping was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

In connection with the Company’s acquisition of Distribuidora Shopping, the Company entered into a new lease agreement and assumed an existing lease agreement. Both lease agreements have lease commitments in the aggregate of $4.8 million from April 2009 through December 2019. One of the lease agreements is with GNC Vicar, for which Carlo Evi, former owner of and current employee of Distribuidora Shopping and together with an individual related to two current employees of Distribuidora Shopping, own 100% of GNC Vicar (see Note 12).

4.	Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	Available as of March 31, 2009	March 31, 2009	December 31, 2008
(a) Revolving lines of credit – various banks	$17,576	$8,227	$—
(b) Revolving lines of credit – Fortis Bank N.V.	1,321	—	1,413
(c) Revolving line of credit – Intesa SanPaolo S.p.A.	8,000	5,000	1,000
(d) Term loan – Unicredit Banca Medio Credito S.p.A.	—	1,981	2,819
(e) Term loan – Intesa SanPaolo S.p.A.	—	5,403	5,767
(f) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	6,604	13,208	—
(g) Term loan – Italian Ministry of Industry	—	407	434
(h) Other loans	—	2,543	139
(i) Capital leases	—	520	430

	$33,501	37,289	12,002
Less: current portion		20,255	7,075

Non-current portion		$17,034	$4,927

(a)	Revolving Lines of Credit – Various Banks

MTM Lines of Credit. At March 31, 2009, MTM had unsecured lines of credit amounting to approximately $3.0 million, based on the average interbank currency exchange rate at March 31, 2009, with no outstanding balance at March 31, 2009 and December 31, 2008. During the first quarter of 2009, MTM renegotiated certain limited terms associated with the lines of credit. At March 31, 2009, the fixed and variable interest rates for the unsecured lines of credit ranged between 0.13% and 1.8% with a weighted average of 0.63%. These lines can also be used for overdraft borrowings up to the available capacity at fixed and variable interest rates ranging between 4.3% and 8.8% with a weighted average of 6.2% at March 31, 2009.

Additionally, MTM has in aggregate up to $15.6 million in lines of commercial credit collateralized by customer accounts receivable, based on the average interbank currency exchange rate at March 31, 2009, all of which was available for borrowing. During the first quarter of 2009, MTM renegotiated certain limited terms associated with the lines of credit. At March 31, 2009, the fixed and variable interest rates for the commercial lines of credit ranged between 1.42% and 3.9% with a weighted average of 2.3%. At March 31, 2009, there was approximately $2.3 million outstanding under these lines with a weighted average interest rate of 2.0%. There was no balance outstanding as of December 31, 2008. These lines of credit are callable on demand.

Zavoli Lines of Credit. At March 31, 2009, Zavoli had unsecured lines of credit amounting to approximately $0.2 million, based on the average interbank currency exchange rate at March 31, 2009, with no outstanding balance at March 31, 2009 and December 31, 2008. During the first quarter of 2009, Zavoli renegotiated certain limited terms associated with the lines of credit. At March 31, 2009, the fixed and variable interest rates for the unsecured lines of credit ranged between 0.9% and 1.1% with a weighted average of 1.1%. These lines can also be used for overdraft borrowings up to the available capacity at fixed and variable interest rates ranging between 5.5% and 6.3% with a weighted average of 6.1% at March 31, 2009.

Additionally, Zavoli has in aggregate up to $4.0 million in lines of commercial credit collateralized by customer accounts receivable, based on the average interbank currency exchange rate at March 31, 2009, all of which was available for borrowing. During the first quarter of 2009, Zavoli renegotiated certain limited terms associated with the lines of credit. At

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

March 31, 2009, the fixed and variable interest rates for the commercial lines of credit ranged between 2.2% and 2.8% with a weighted average of 2.4%. At March 31, 2009, there was approximately $3.0 million outstanding under these lines with a weighted average interest rate of 2.3%. There was no balance outstanding as of December 31, 2008. These lines of credit are callable on demand.

Zavoli also has two unsecured lines of credit guaranteed by BRC amounting to approximately $2.6 million, based on the average interbank currency exchange rate at March 31, 2009. One of the lines of credit consists of €1.0 million (approximately $1.3 million converted into U.S. dollars based on the average interbank currency exchange rate on March 31, 2009), all of which is due on July 31, 2009. The second line of credit consists of €1.0 million (approximately $1.3 million converted into U.S. dollars based on the average interbank currency exchange rate on March 31, 2009), all of which is callable on demand. At March 31, 2009, the interest rates for the lines of credit were fixed at 4.0%. At March 31, 2009, there was approximately $2.6 million outstanding under these lines. There was no balance outstanding as of December 31, 2008.

Distribuidora Shopping Lines of Credit. At March 31, 2009, Distribuidora Shopping had unsecured lines of credit amounting to approximately $0.4 million, based on the average interbank currency exchange rate at March 31, 2009, with approximately $0.3 million outstanding under these lines at March 31, 2009. At March 31, 2009, the interest rates for the unsecured lines of credit ranged between 18.0% and 21.0% with a weighted average of 19.6%. These lines of credit are callable on demand.

(b)	Revolving Lines of Credit – Fortis Bank N.V

The Company’s subsidiary in the Netherlands entered into a credit facility in October 2008 with Fortis Bank collateralized by inventory that had $4.2 million of availability based on the average interbank currency exchange rate of the U.S. dollar to the euro on December 31, 2008. The interest rate is based on EURIBOR and varies depending on the term of each loan tranche drawn on the facility (which, at the Company’s option, can be for one, two, three, six or twelve months) plus 1% per annum. At December 31, 2008, the interest rate was 3.6% with the unused balance carrying a facility fee of 0.5% per annum. At December 31, 2008, there was approximately $0.8 million outstanding under this credit facility. As of February 13, 2009, the entire balance was repaid and the credit facility was terminated.

In October 2008, the Company’s subsidiary in the Netherlands also entered into an overdraft facility that had $0.7 million of availability based on the average interbank currency exchange rate of the U.S. dollar to the euro on December 31, 2008. The interest rate is variable based on one-month EURIBOR plus 1.25% per annum, which was 3.9% at December 31, 2008. At December 31, 2008, there was approximately $0.6 million outstanding under this credit facility. As of February 13, 2009, the entire balance was repaid and the overdraft facility was terminated.

In March 2009, the Company’s subsidiary in the Netherlands entered into a new overdraft facility that has $1.3 million of availability based on the average interbank currency exchange rate of the U.S. dollar to the euro on March 31, 2009. The interest rate is variable based on one-month EURIBOR plus 1.25% per annum, which was 2.4% at March 31, 2009. Additionally, a liquidity premium, 0.5% per annum at March 31, 2009, is charged per borrowing request. At March 31, 2009, there was no balance outstanding under this credit facility.

(c)	Revolving Line of Credit – Intesa SanPaolo S.p.A.

The Company and IMPCO entered into an uncommitted line of credit that is callable on demand with Intesa SanPaolo S.p.A. (“Intesa”) dated December 17, 2008 amounting to $13.0 million. Each loan under the credit facility may be made for a length of time up to three months and will bear interest at a floating rate of the bank’s prime rate plus 0.5%. This floating interest rate may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. At December 31, 2008, there was $1.0 million outstanding under this credit facility. At March 31, 2009, there was $5.0 million outstanding under this credit facility at an interest rate of 3.75%.

(d)	Term Loan – Unicredit Banca Medio Credito S.p.A.

On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004 (see (j) below). The payment terms are such that MTM will pay approximately $0.7 million on a quarterly basis throughout the term of the loan and interest based on three-month EURIBOR rate plus 1% per annum, which was 2.5% and 3.9% at March 31, 2009 and December 31, 2008, respectively. At March 31,

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

2009 and December 31, 2008, the amount outstanding was $2.0 million and $2.8 million, respectively. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80, and MTM is not allowed to remit dividends based on income for the years 2004 and 2005 during the term of the term loan agreement. In addition, MTM is required to maintain net assets of at least $26.4 million based on the average interbank currency exchange rate on March 31, 2009. At March 31, 2009, MTM was in compliance with these covenants.

(e)	Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy in which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli S.r.L., which was completed on July 2, 2007 for approximately $8.5 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 2.1% and 3.4% at March 31, 2009 and December 31, 2008, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At December 31, 2008, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.9% at March 31, 2009. At March 31, 2009 and December 31, 2008, the amount outstanding was $5.4 million and $5.8 million, respectively.

(f)	Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $19.8 million converted into U.S. dollars based on the average interbank currency exchange rate on March 31, 2009) to be used for the acquisition of Distribuidora Shopping (see Note 3) as well as for investments in the MTM’s subsidiaries and certain capital expenditures for research and development. On January 15, 2009, MTM drew down €10.0 million (approximately $13.2 million converted into U.S. dollars based on the average interbank currency exchange rate on January 15, 2009) from this financing agreement. At March 31, 2009, approximately $13.2 million was owed under this agreement. There were no amounts outstanding on this financing agreement as of December 31, 2008.

The MTM financing agreement matures on June 22, 2009, but may be extended at MTM’s option until December 22, 2014, if it is in compliance with its obligations under the financing agreement. Borrowings bear interest at an annual rate of six-month EURIBOR plus 1.50% which was 3.2% at March 31, 2009. If the loan’s maturity is not extended and it matures on June 22, 2009, the entire principal and interest will be payable at that time. If the loan maturity is extended and it matures on December 22, 2014, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009. Also, MTM must repay the principal amount of the loan in ten semi-annual installments beginning on December 22, 2009 and ending on December 22, 2014. The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. All of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables are pledged to secure the loan.

(g)	Term Loan – Italian Ministry of Industry

In 2002, BRC entered into an unsecured term loan agreement with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment. The loan is repayable in annual installments through 2011 at a subsidized rate of 2.0%. At March 31, 2009 and December 31, 2008, approximately $0.4 million for both periods, was owed under this agreement.

(h)	Other Loans

In June 2008, the Company financed, through a third party lender, certain insurance policies for a total of approximately $0.6 million, which are payable within a year from the date of financing. Additionally, in March 2009, the Company financed, through a third party lender, certain insurance policies for a total of approximately $0.2 million. At March 31, 2009 and December 31, 2008, the balance of these outstanding loans totaled approximately $0.2 million and $0.1 million, respectively, bearing interest at annual rates of 4.0% at March 31, 2009 and 4.2% at December 31, 2008.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

At March 31, 2009, Distribuidora Shopping had borrowings with various financial institutions amounting to approximately $1.6 million, based on the average interbank currency exchange rate at March 31, 2009, collateralized by customer receivables. At March 31, 2009, the interest rates ranged between 4.6% and 11.7% with a weighted average of 9.7%. These borrowings mature between April 2009 and July 2009.

Additionally, the Distribuidora Shopping had unsecured financing with the Argentine government for payments due for employee social security benefits and income tax liabilities amounting to approximately $0.3 million with interest rates ranging between 18.0% and 24.0% with a weighted average of 19.6% at March 31, 2009. These borrowings mature between April 2009 and March 2010.

On March 6, 2009, Zavoli S.r.L. entered into a ten-year term loan agreement with Banco Populare Dell’Emilia Romagna Societa Cooperativa of Italy in which Zavoli received €0.4 million (approximately $0.5 million converted into U.S. dollars based on the average interbank currency exchange rate on March 6, 2009). The payment terms are such that Zavoli will pay approximately $13,000 on a quarterly basis throughout the term of the loan and interest based on three-month EURIBOR rate plus 1.35% per annum, which was 2.9% at March 31, 2009. At March 31, 2009, the amount outstanding was $0.5 million.

(i)	Capital Leases

Capital leases consist of equipment leases for the U.S., Argentina and Australia operations which have a weighted average interest rate of 9.8% at March 31, 2009.

(j)	Term Loan – MTM S.r.L

On December 23, 2004, IMPCO entered into a loan agreement with MTM (the “MTM Loan”). This loan and the interest on it have been eliminated in the accompanying condensed consolidated financial statements. The loan carries a rate equal to 1.5% above three-month EURIBOR per annum, which was 4.4% at December 31, 2008. The Company was in compliance with the covenants in the MTM Loan at December 31, 2008. At December 31, 2008, the amounts owed under the MTM Loan was $10.6 million. The MTM Loan was repaid in full on January 22, 2009. The aggregate amount IMPCO paid to retire the MTM Loan was $10.8 million, comprising $10.6 million of principal and $0.2 of accrued and unpaid interest. Due to certain requirements arising under Italian law, Mariano Costamagna (the Company’s Chief Executive Officer) and Pier Antonio Costamagna (Director of Mechanical Engineering of MTM) had jointly and severally guaranteed IMPCO’s performance under the MTM Loan. In return for their guarantees, the Company had pledged its equity interest in BRC as collateral in the event the guarantee was utilized. Since the Company repaid the MTM Loan in full on January 22, 2009 and fulfilled its financial obligation under the MTM Loan, the guarantors have cancelled the guarantees and released the Company from its equity pledge.

In order to avoid defaulting on the MTM Loan at certain points during 2008, the Company had to borrow additional principal amounts aggregating $2.8 million from MTM on a short-term basis and use the additional indebtedness to make the required debt service payments on the MTM Loan. IMPCO repaid the short-term loans in full on July 17, 2008.

The quarterly payment of $1.0 million for the fourth quarter of 2008 was paid on January 22, 2009 along with a payment for the entire remaining balance on the MTM Loan.

IMPCO’s payments on the MTM Loan were made in U.S. dollars. MTM, an Italian company, recorded transactions on its books using the euro as its reporting currency. MTM recorded the foreign exchange effect of carrying the MTM Loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes. The short-term loans between IMPCO and MTM were repaid in euros. IMPCO recorded the foreign exchange effect of carrying the short-term debt with MTM on its books even though this loan was being eliminated for financial reporting purposes. The Company recognized a foreign exchange gain of approximately $0.9 million and a foreign exchange loss of approximately $1.0 million for the three months ended March 31, 2009 and 2008, respectively, in other income (expense), net in connection with the MTM Loan and short-term loans between IMPCO and MTM.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

5.	Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income attributable to Fuel Systems	$7,070	$6,226

Denominator:
Denominator for basic earnings per share - weighted average number of shares	16,022,561	15,519,526
Effect of dilutive securities:
Employee stock options	45,276	29,302
Warrants	—	27,188
Unvested restricted stock	27,421	16,610

Dilutive potential common shares	16,095,258	15,592,626

Net income per share attributable to Fuel Systems:
Basic	$0.44	$0.40

Diluted	$0.44	$0.40

For the three months ended March 31, 2009 and 2008, options to purchase approximately 1,700 shares and 98,926 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the effect would be anti-dilutive. For the three months ended March 31, 2009, there were no warrants outstanding to purchase the Company’s common stock and, therefore, had no impact on the computation of diluted net income per share. For the three months ended March 31, 2008 warrants to purchase 22,852 of the Company’s common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive.

6.	Comprehensive Income

The components of unaudited comprehensive income for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$7,070	$6,707
Foreign currency translation adjustment	(10,048)	9,144

Comprehensive income (loss)	(2,978)	15,851
Comprehensive income attributable to noncontrolling interests	—	(457)

Comprehensive income (loss) attributable to Fuel Systems	$(2,978)	$15,394

7.	Business Segment Information

Business Segments. The Company’s management believes that the Company is organized into two business segments, IMPCO operations and BRC operations. Under the Company’s system of reporting operations, IMPCO operations manufactures and sells products for use primarily in the industrial market through its U.S. and foreign facilities and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. BRC operations manufactures, sells and installs products for use primarily in the transportation market through its foreign facilities and distribution channels. Corporate expenses consist of general and administrative expenses at the Fuel Systems corporate level. Intercompany sales between IMPCO operations and BRC operations have been eliminated in the results reported.

In an effort to more appropriately align the structure and business activities within Fuel Systems into two operating segments, on July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC. Consolidated results for the Company were not impacted, but the Company began reporting IMPCO Australia with its BRC operations segment in the third quarter of 2008. For comparison purposes, the previously reported financial information by business segment includes reclassification of IMPCO Australia’s operations for the three months ended March 31, 2008 within BRC operations.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies contained in the Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue:
IMPCO Operations	$18,438	$26,526
BRC Operations	61,644	68,074

Total	$80,082	$94,600

	Three Months Ended March 31,
	2009	2008
Operating Income (Loss):
IMPCO Operations	$2,555	$2,551
BRC Operations	10,753	13,060
Corporate Expenses (1)	(1,950)	(2,219)

Total	$11,358	$13,392

(1)	Represents corporate expense not allocated to either of the business segments.

	March 31, 2009	December 31, 2008
Total Assets
IMPCO Operations	$48,733	$46,184
BRC Operations	257,245	252,732
Corporate (1)	124,949	115,128
Eliminations (2)	(126,370)	(126,717)

Total	$304,557	$287,327

(1)	Represents corporate balances not allocated to either of the business segments and includes Fuel Systems’ investments in IMPCO and BRC.

(2)	Includes eliminations of Fuel Systems’ investments in subsidiaries.

8.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2009 was 40.5% compared to an effective tax rate of 45.9% for the three months ended March 31, 2008. The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result in the fluctuation of earnings in the various jurisdictions. The Company continues to believe that the likelihood of recoverability of the net domestic deferred tax assets are less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes, therefore, a valuation allowance is maintained on all of the domestic deferred tax assets. Additionally, the Company is not recording a benefit for losses incurred in the United States.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

As of December 31, 2008, the Company had approximately $6.6 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the quarter ended March 31, 2009. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

9.	Stockholders’ Equity

The following table summarizes the changes in shareholder’s equity for the three month period ending March 31, 2009 (in thousands, except for share amounts):

	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2008	15,749,783	$16	$220,270	$(1,399)	$(79,354)	$14,422	$153,955
Net income	—	—	—	—	7,070	—	7,070
Foreign currency translation adjustment	—	—	—	—	—	(10,048)	(10,048)
Issuance of common stock related to acquisitions	322,800	—	9,047	827	—	—	9,874
Issuance and vesting of restricted stock, net of shares withheld for employee tax	1,226	—	65	(2)	—	—	63
Shares held in trust for deferred compensation plan, at cost	—	—	—	(5)	—	—	(5)

Balance, March 31, 2009	16,073,809	$16	$229,382	$(579)	$(72,284)	$4,374	$160,909

Capital Transactions

As part of the closing of the acquisition of Distribuidora Shopping (see Note 3), Fuel Systems issued 322,800 shares of common stock with a value of $9.9 million on the closing date to the Sellers in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. Of the 322,800 shares of Fuel Systems common stock issued to Sellers in the private placement, 39,868 shares were issued from treasury stock with a historical cost basis of $0.8 million. In addition, of the 322,800 shares, 129,120 shares will remain in escrow for up to six years in order to cover unknown or contingent liabilities of the Companies and to satisfy any claims for indemnification that MTM may have against the Sellers during that time. MTM’s losses will not be limited to the value of the escrow shares, but MTM must deplete the escrow shares before seeking any amount in cash from the Sellers.

Stock Options

During the three months ended March 31, 2009, there were no exercises of stock options to purchase Company common stock. During the three months ended March 31, 2008, 300 shares from the exercise of stock options were issued at an average exercise price of $8.00 with proceeds to the Company of approximately $2,000.

Warrants

During the three months ended March 31, 2009, there were no warrants outstanding. During the three months ended March 31, 2008, 35,000 warrants were exercised at an average exercise price of $4.92 with proceeds to the Company of $0.2 million.

Shares Held in Treasury

Through March 1, 2009, the Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market. The Company match was suspended effective March 1, 2009. These shares are carried at cost and classified as a deduction of equity. As of March 31, 2009 and December 31, 2008, the Company held on the participants’ behalf 15,428 and 16,379 shares recorded as held in treasury, respectively, with a value of approximately $0.2 million for both periods, for the deferred compensation plan.

As of March 31, 2009, the Company also had 12,250 shares held in treasury with a value of approximately $0.3 million. As of December 31, 2008, the Company had 51,962 shares held in treasury with a value of approximately $1.2 million. As part of the acquisition of Distribuidora Shopping (see Note 3), 39,868 shares previously held in treasury were issued to the Sellers with a historical cost basis of $0.8 million. Additionally, 156 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with the restricted stock issued and vested in March 2009 under the 2006 Incentive Bonus Plan.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

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

The Company recorded a $46,000 expense for the three months ended March 31, 2009 related to restricted stock awards. For the three months ended March 31, 2008, the Company recorded $85,000 expense of which $64,000 related to vesting of previously granted stock options and $21,000 related to restricted stock awards. Share-based compensation expense for the quarters ending March 31, 2009 and 2008, was allocated as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$12	$12
Research and development expense	11	18
Selling, general and administrative expense	23	55

	$46	$85

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in the three months ended March 31, 2009 and 2008 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

Share-Based Compensation Activity - Stock Options

The following table displays stock option activity including the weighted average stock option prices for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	90,100	$10.93
Exercised	—	—
Forfeited	—	—

Outstanding, vested and exercisable at March 31, 2009	90,100	$10.93	4.4 yrs	$298

The aggregate intrinsic value as of particular date is calculated as the difference between the exercise price of the underlying awards that were in-the-money and the quoted price of the Company’s common stock on that date. During the three months ended March 31, 2009, no options for shares of Company stock were exercised. During the three months ended March 31, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1,000, determined as of the date of option exercise.

As of March 31, 2009, all stock options granted under the Company’s stock options plans had fully vested and as such, all compensation costs had been recognized in prior years. There were no options granted in the three months ended March 31, 2009 or 2008.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

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

Under the 2006 Incentive Bonus Plan, the compensation committee of the Company’s Board of Directors may grant bonus awards (in the form of cash, restricted stock or a combination of both) to some of the Company’s and its subsidiaries’ employees based on each division’s profitability and the attainment of individual employee’s performance goals. The restricted stock typically vests 25% on the date of the grant and the balance in three equal annual installments. Based on profitability of both IMPCO and BRC for 2008, some employees were provided with bonuses in March 2009 based on their individual performance in 2008. The Company paid a portion of the bonus in cash and a portion in restricted stock. The restricted stock vests 25% on the date of the grant and the balance in three equal annual installments on the first three anniversaries of the grant date. The amount related to the first 25% vesting of restricted stock on the date of grant was $15,000. This amount was accrued at December 31, 2008 and was reclassified to equity when the restricted stock grant was issued in March 2009.

A summary of unvested restricted stock awards as of March 31, 2009 and changes during the three month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	26,932	$18.61
Granted	5,501	10.89
Vested	(1,382)	10.89
Forfeited	(181)	18.31

Nonvested at March 31, 2009	30,870	$17.69

There were no grants of restricted stock during the three months ended March 31, 2008. As of March 31, 2009, total unrecognized share-based compensation cost related to unvested restricted stock was $0.3 million which is expected to be recognized over a weighted-average period of 1.8 years.

11.	Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$4,224	$2,527
Addition from acquisition	56	—
Net charge to statement of operations	642	391
Warranties settled	(464)	(108)
Effect of foreign currency translation	(235)	153

Balance at end of period	$4,223	$2,963

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

12.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the condensed consolidated balance sheets at March 31, 2009 and December 31, 2008 representing related party transactions with the Company:

	March 31, 2009	December 31, 2008
Accounts Receivables:
IBMexicano (a)	$54	$55
MTE S.r.L. (b)	—	4
Europlast S.r.L. (e)	10	6
Biemmedue S.p.A. (d)	3	4
Tecno GNC S.A. (h)	1	—
Tomasetto Achille do Brasil L.T. (i)	166	—

	$234	$69

Accounts Payable
MTE S.r.L. (b)	$4,217	$3,792
Europlast S.r.L. (e)	1,005	2,142
TCN S.r.L. (e)	2,858	3,427
WMTM Equipamento de Gases Ltda. (c)	361	445
Biemmedue S.p.A. (d)	14	58
MTM Hydro S.r.L. (d)	2	9
IMPCO/BRC Egypt (f)	—	1
A.R.S. Elettromeccanica (g)	311	474
TCN Vd S.r.L. (e)	631	915
Tecno GNC S.A. (h)	6	—

	$9,405	$11,263

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.

(b)	MTE, S.r.L. is 50% owned by MTM, S.r.L., and is accounted for using the equity method.

(c)	WMTM Equipamento de Gases Ltda. is 50% owned by BRC, and is accounted for using the equity method. During 2009 and 2008, sales to WMTM were recorded on the cash basis; revenue attributed to sales to WMTM was deferred until receipt of payment and inventory was recorded on a consignment basis. As of March 31, 2009 and December 31, 2008, the amounts billed to WMTM but not yet collected totaled $3.0 million and $3.2 million, respectively. As of March 31, 2009, inventory on consignment at WMTM was $1.2 million and such amount is reflected as consigned inventory after elimination of profit of $1.1 million, net of reserve of $0.7 million. As of December 31, 2008, inventory on consignment at WMTM was $1.3 million and such amount is reflected as consigned inventory after elimination of profit of $1.1 million, net of reserve of $0.8 million.

(d)	The Company’s Chief Executive Officer owns 100% of Biemmedue S.p.A. and 46% of MTM Hydro S.r.L. with his immediate family and serves on the board of directors for each company.

(e)	The Company’s Chief Executive Officer serves on the board of directors of and owns 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L., along with his brother, Pier Antonio Costamagna.

(f)	IMPCO/BRC Egypt is 50% owned by IMPCO, and is accounted for using the equity method.

(g)	A.R.S. Elettromeccanica is owned by Biemmedue S.p.A., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.

(h)	Tecno GNC is 80% owned by Carlo Evi, former owner of and current employee of Distribuidora Shopping, and 10% owned by an individual related to two current employees of Distribuidora Shopping. Both owners also manage the operations of Tecno GNC.

(i)	An individual related to two current employees of Distribuidora Shopping owns 99.99% of Tomasetto Achille do Brasil and Carlo Evi, a former owner of and current employee of Distribuidora Shopping, owns 0.01% of Tomasetto Achille do Brasil. Both owners also manage the operations of Tomasetto Achille do Brasil.

Purchases, Sales and Other Transactions with Related Parties

For the three months ended March 31, 2009, the Company purchased products from TCN, MTE, TCN Vd, A.R.S. Elettromeccanica, Tecno GNC, Biemmedue and MTM Hydro for approximately $1.4 million, $1.3 million, $0.9 million, $0.5 million, $19,000, $12,000 and $2,000, respectively. For the three months ended March 31, 2009, the Company also sold to WMTM, Europlast, Tecno GNC and MTE S.r.L products in the amount of approximately $0.1 million, $15,000, $12,000 and $2,000, respectively.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

For the three months ended March 31, 2008, the Company purchased products from MTE, TCN, Europlast, A.R.S. Elettromeccanica, TCN Vd, Biemmedue and MTM Hydro for approximately $2.6 million, $1.6 million, $1.2 million, $0.9 million, $0.5 million, $16,000 and $12,000, respectively. For the three months ended March 31, 2009, the Company also sold to WMTM, Jehin Engineering Company, Ltd. (“Jehin”), Europlast, MTE and MTM Hydro products in the amount of approximately $0.1 million, $0.1 million, $47,000, $5,000 and $1,000, respectively.

In the first quarter of 2008, the Company acquired certain intellectual property and customer relationships from Jehin Engineering for $0.2 million. The purchase price of $0.2 million included approximately $43,000 in transaction related costs (see Note 14).

As of December 31, 2008, BRC and MTM leased an aggregate of six facilities from IMCOS Due S.r.L., which is referred to as IMCOS Due, a real estate investment company owned 100% by Mariano Costamagna (the Company’s Chief Executive Officer), Pier Antonio Costamagna (Director of Mechanical Engineering of MTM) and members of their immediate families. During first quarter of 2009, MTM leased an additional facility from IMCOS Due. Total lease payments to IMCOS Due during the three months ended March 31, 2009 and 2008 were approximately $0.4 million for each period.

In addition, the Company also leases buildings from Luca Impex, a real estate investment company, for which Oriano Pollini, a former director of Zavoli, S.r.L., a subsidiary of BRC, together with Cesare Pollini, Director of Sales and Marketing of Zavoli, and Federica Pollini, former Controller of Zavoli, own 100% of Luca Impex. The Company paid Luca Impex lease payments of $32,000 and $36,000 during the three months ended March 31, 2009 and 2008, respectively.

The Company also leases buildings from GNC Vicar for which Carlo Evi, former owner of and current employee of Distribuidora Shopping, a subsidiary of BRC, and together with an individual related to two current employees of Distribuidora Shopping, own 100% of GNC Vicar. The Company paid GNC Vicar lease payments of $0.1 million during the three months ended March 31, 2009.

Non-Current Receivable from WMTM

The Company has a non-current receivable from WMTM Equipamento de Gases Ltda (“WMTM”), a 50% owned joint venture, represents a loan from BRC Brasil Ltda. (“BRC Brasil”) that is due on January 31, 2010. As of March 31, 2009 and December 31, 2008, the total amount outstanding on the loan was $3.5 million and $3.4 million, respectively, which was fully reserved.

As a result of accumulated losses the Company recorded against the balance for the investment in WMTM, the Company’s investment balance in WMTM had been reduced to zero in the fourth quarter ended December 31, 2006. Since the fourth quarter of 2006, the Company has been recognizing its share of WMTM’s losses and recording the losses against the loan receivable. At March 31, 2009 and December 31, 2008, the Company had recorded $1.9 million and $1.8 million against the loan receivable as a result of the Company’s share of WMTM’s losses.

At March 31, 2009 and December 31, 2008, the Company had recorded $1.6 million as additional reserve on the loan receivable for a cumulative reserve against the loan receivable of $3.5 million and $3.4 million, respectively, based the Company’s evaluation of the collectability of the loan from WMTM as a result of the loan extension, past due balances on trade payables to MTM and its continued historical losses.

The Company accounts for sales to WMTM on a cash basis based on WMTM’s payment history during the third quarter of 2006. During 2009 and 2008, revenue attributed to sales to WMTM was deferred until receipt of payment and inventory was recorded on a consignment basis. As of March 31, 2009 and December 31, 2008, the amounts billed to WMTM but not yet collected totaled $3.0 million and $3.2 million, respectively. As of March 31, 2009, inventory on consignment at WMTM was $1.2 million and such amount is reflected as consigned inventory after elimination of profit of $1.1 million, net of reserve of $0.7 million. As of December 31, 2008, inventory on consignment at WMTM was $1.3 million and such amount is reflected as consigned inventory after elimination of profit of $1.1 million, net of reserve of $0.8 million.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

13.	Equity Investments

The Company’s investments in its subsidiaries are comprised exclusively of investments in the unconsolidated subsidiaries of BRC of approximately $3.1 million and $3.3 million as of March 31, 2009 and December 31, 2008, respectively. The Company’s share in the income of BRC’s unconsolidated affiliates was $0.1 million for the three months ended March 31, 2009 and $0.2 million for the three months ended March 31, 2008.

BRC uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. The condensed balance sheets for BRC’s unconsolidated affiliates as of March 31, 2009 and December 31, 2008 and the statements of operations for three months ended March 31, 2009 and 2008 are presented below (in thousands):

	March 31, 2009	December 31, 2008
Current assets	$20,925	$21,018
Non-current assets	4,616	5,646

Total assets	$25,541	$26,664

Current liabilities	$7,261	$7,645
Long-term liabilities	7,894	7,852
Stockholders’ equity	10,386	11,167

Total liabilities and stockholders’ equity	$25,541	$26,664

	Three Months Ended March 31,
	2009	2008
Revenue	$2,626	$5,382
Cost of revenue and operating expenses	2,515	4,958

Operating income	111	424
Interest expense, net	(24)	(20)
Other income (expense), net	14	(98)

Pre-tax income	101	306
Income taxes	51	108

Net income	$50	$198

The March 31, 2009 and December 31, 2008 investment in unconsolidated affiliates balance represents BRC’s investment in MTE. BRC’s investment in WMTM and Jehin was reduced to a zero balance as of March 31, 2009 and December 31, 2008 due to prior losses. BRC’s share of earnings from its investment in unconsolidated affiliates is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Income, net-BRC investees	$50	$198

% equity interest (1)	Various	Various
Share in earnings	25	99
Other income, net	88	69

Net income	$113	$168

(1)	Ranges from 13.59% to 50%.

14.	Goodwill and Intangibles

Goodwill relates to the allocation of the purchase price resulting from the Company’s business acquisitions, the majority of which is attributable to the acquisition of BRC and BRC’s subsequent acquisitions of Zavoli on July 2, 2007 and Distribuidora Shopping on January 15, 2009 (see Note 3).

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

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

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2009 (unaudited) are as follows (in thousands):

	December 31, 2008	Additions from purchase accounting	Impairment Charges	Currency Translation	March 31, 2009
IMPCO Operations	$4,792	$—	$—	$(71)	$4,721
BRC Operations	36,503	9,559	—	(2,993)	43,069

	$41,295	$9,559	$—	$(3,064)	$47,790

Identified intangible assets arising from the acquisition of BRC consist of existing technology, customer relationships and trade name while identified intangible assets arising from the acquisitions of Zavoli and the Distribuidora Shopping consist of existing technology, customer relationships, trade name and non-compete agreements. Amortization expense related to existing and purchased technology and customer relationships of $0.8 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements for three months ended March 31, 2009 and 2008 of $0.1 million for both periods, is reported as a separate component of operating expenses.

At March 31, 2009 and December 31, 2008, intangible assets consisted of the following (in thousands):

	As of March 31, 2009			As of December 31, 2008
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	$12,636	$(5,781)	$6,855	$10,883	$(5,711)	$5,172
Purchased technology	193	(121)	72	193	(96)	97
Customer relationships	7,785	(2,085)	5,700	4,677	(1,896)	2,781
Tradename	2,617	(656)	1,961	2,031	(641)	1,390
Non-compete agreements	1,056	(282)	774	830	(249)	581

Total	$24,287	$(8,925)	$15,362	$18,614	$(8,593)	$10,021

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expenses
Nine months ending December 31, 2009	$2,650
2010	3,318
2011	3,181
2012	1,905
2013	1,337
2014	1,147
Thereafter	1,824

Total	$15,362

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2009

(Unaudited)

15.	Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three months ended March 31, 2009, one customer represented 20.7% of consolidated sales. For the three months ended March 31, 2008, one customer represented 10.3% of consolidated sales.

Accounts Receivable

At March 31, 2009, two customers represented 22.7% and 12.4%, respectively, of the consolidated accounts receivable. At December 31, 2008, two customers represented 15.2% and 14.8%, respectively, of the consolidated accounts receivable.

16.	Subsequent Events

Purchase of 50% Interest in WMTM

On April 2, 2009, BRC Brasil entered into a quota purchase agreement with White Martin Gases Industriais S.A. (“White Martin”), BRC Brasil’s 50% joint venture partner in WMTM, for the purchase of their 50% interest in WMTM. The purchase transaction was finalized on May 5, 2009. The total purchase price was R$5.0 million (approximately $2.3 million U.S. dollars) of which R$1.0 million (approximately $0.5 million U.S. dollars) was paid on the closing date and the remaining R$4.0 million (approximately $1.8 million U.S. dollars) will be paid in six monthly installments of R$0.5 million (approximately $0.2 million U.S. dollars) beginning on June 5, 2009 and the last installment of R$1.0 million (approximately $0.5 million U.S. dollars) will be paid on December 5, 2009.

Acquisition of FuelMaker Corporation Assets

On May 1, 2009, Fuel Systems announced that MTM had agreed to acquire selected assets and technology for compressed natural gas (CNG) refueling products manufactured by FuelMaker Corporation (“FuelMaker”), including the home refueling appliance marketed under the Phill™ brand. MTM entered into two separate but related asset purchase agreements to facilitate the transaction consisting of an agreement to acquire certain assets from the Receiver and Manager of FuelMaker (the “Receiver”) to be executed by the Receiver upon the receipt of Court approval and an agreement to acquire certain assets and technology from American Honda Motor Co., Inc. The combined transactions are valued at approximately $7.0 million, subject to an upward or downward adjustment based on the gross book value of certain assets of FuelMaker, and are expected to close in the second quarter of 2009. Neither agreement may close without the other. The closing of the transactions is subject to customary closing conditions.

As part of the purchase agreements, the Company has agreed to fulfill certain FuelMaker service obligations and has assumed certain outstanding purchase orders. In an additional agreement with American Honda, MTM has made provisions to license technology back to American Honda under certain circumstances to support its natural gas vehicle activities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, references to “Fuel Systems” or the “Company” and to first-person pronouns, such as “we”, “our” and “us”, refer to Fuel Systems Solutions, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Fuel Systems’ Annual Report on Form 10-K for the year ended December 31, 2008.

The Company’s business is subject to seasonal influences. Therefore, operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year.

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in the section below entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q.

Overview

We design, manufacture, install and supply alternative fuel components and systems for use in the transportation, industrial and power generation industries on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For 50 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of over 180 distributors and dealers in more than 60 countries and more than 100 original equipment manufacturers, or OEMs.

The Company is organized into two business segments, IMPCO operations and BRC operations. IMPCO operations manufactures and sells products for use primarily in the industrial market, including complete certified engines, fuel systems, parts and conversion systems for applications in the transportation, material handling, stationary and portable power generator markets. Its sales are conducted through its U.S. and foreign facilities in the Netherlands and Japan and through distribution channels. BRC operations manufactures, installs and sells products for use primarily in the transportation market in Italy and through its foreign facilities in Argentina, Brazil and Australia. Our IMPCO operations recently announced its intention to expand into the U.S. automotive alternative fuel transportation market. As of March 31, 2009, the IMPCO operations had not yet derived any sales from the U.S. automotive alternative fuel transportation market. Corporate expenses consist of general and administrative expenses at Fuel Systems. Intercompany sales between IMPCO operations and BRC operations have been eliminated in the results reported.

Revenue for the first quarter of 2009 decreased by approximately $14.5 million, or 15.3%, to $80.1 million from $94.6 million for the first quarter of 2008. Net income attributable to Fuel Systems for the three months ended March 31, 2009 was $7.1 million, or $0.44 per diluted share, as compared to net income of $6.2 million, or $0.40 per diluted share, for the same period in 2008.

Recent Developments

Acquisition of Distribuidora Shopping S.A.

On January 15, 2009, we completed the acquisition of Distribuidora Shopping S.A. and its subsidiary Tomasetto Achille S.A. (“Distribuidora Shopping”) from Carlo Evi and Susana Iallonardi (collectively, the “Sellers”). Distribuidora Shopping are headquartered in Argentina and, operating under the brand name Tomasetto Achille, manufacture, import, export and market natural gas kits for vehicles.

The aggregate purchase price after post-closing adjustments for 100% of the equity of Distribuidora Shopping was $17.6 million. At the time of the signing of the share purchase agreement on December 16, 2008, MTM paid the Sellers $2.0 million in cash as a down payment on the purchase price. This down payment was reflected in “Other Assets” at December 31, 2008.

Of the aggregate purchase price of $17.6 million, MTM paid $7.7 million in cash and Fuel Systems issued 322,800 shares of common stock with a value of $9.9 million on the closing date to the Sellers in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. Of the 322,800 shares of Fuel Systems common stock issued to Sellers in the private placement, 39,868 shares were issued from treasury stock with a historical cost basis of $0.8 million. In addition, of the 322,800 shares, 129,120 shares will remain in escrow for up to six years in order to cover unknown or contingent liabilities of Distribuidora Shopping and to satisfy any claims for indemnification that MTM may have against the Sellers during that time. MTM’s losses will not be limited to the value of the escrow shares, but MTM must deplete the escrow shares before seeking any amount in cash from the Sellers. Subject to certain limitations, the Sellers’ maximum liability for indemnification obligations is $8.2 million.

We are in the process of finalizing valuations of certain intangible assets; thus the allocation of the purchase price is subject to refinement. We have determined that the acquisition of Distribuidora Shopping was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

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

Purchase of 50% Interest in WMTM

On April 2, 2009, BRC Brasil entered into a quota purchase agreement with White Martin Gases Industriais S.A. (“White Martin”), BRC Brasil’s 50% joint venture partner in WMTM, for the purchase of their 50% interest in WMTM. The purchase transaction was finalized on May 5, 2009. The total purchase price was R$5.0 million (approximately $2.3 million U.S. dollars) of which R$1.0 million (approximately $0.5 million U.S. dollars) was paid on the closing date and the remaining R$4.0 million (approximately $1.8 million U.S. dollars) will be paid in six monthly installments of R$0.5 million (approximately $0.2 million U.S. dollars) beginning on June 5, 2009 and the last installment of R$1.0 million (approximately $0.5 million U.S. dollars) will be paid on December 5, 2009.

Acquisition of FuelMaker Corporation Assets

On May 1, 2009, Fuel Systems announced that MTM had agreed to acquire selected assets and technology for compressed natural gas (CNG) refueling products manufactured by FuelMaker Corporation (“FuelMaker”), including the home refueling appliance marketed under the Phill™ brand. MTM entered into two separate but related asset purchase agreements to facilitate the transaction consisting of an agreement to acquire certain assets from the Receiver and Manager of FuelMaker (the “Receiver”) to be executed by the Receiver upon the receipt of Court approval and an agreement to acquire certain assets and technology from American Honda Motor Co., Inc. The combined transactions are valued at approximately $7.0 million, subject to an upward or downward adjustment based on the gross book value of certain assets of FuelMaker, and are expected to close in the second quarter of 2009. Neither agreement may close without the other. The closing of the transactions is subject to customary closing conditions.

As part of the purchase agreements, we have agreed to fulfill certain FuelMaker service obligations and has assumed certain outstanding purchase orders. In an additional agreement with American Honda, we have made provisions to license technology back to American Honda under certain circumstances to support its natural gas vehicle activities. The closing of the related transactions is subject to closing conditions customary in this type of transaction.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material changes, subsequent to December 31, 2008, to information previously disclosed in our Annual Report on Form 10-K with respect to our critical accounting policies.

Results of Operations

The following table sets forth our revenue and operating income (in thousands):

	Revenue Three Months Ended March 31,
	2009	2008
IMPCO Operations	$18,438	$26,526
BRC Operations	61,644	68,074

Total	$80,082	$94,600

	Operating Income (Loss) Three Months Ended March 31,
	2009	2008
IMPCO Operations	$2,555	$2,551
BRC Operations	10,753	13,060
Corporate Expenses (1)	(1,950)	(2,219)

Total	$11,358	$13,392

(1)	Represents corporate expense not allocated to either of the business segments.

For the first quarter of 2009, revenue decreased approximately $14.5 million, or 15.3%, to $80.1 million from $94.6 million for the year earlier period. For the first quarter of 2009, operating income decreased approximately $2.0 million, or 15.2%, to $11.4 million from $13.4 million for the year earlier period.

IMPCO Operations. For the three months ended March 31, 2009, revenue decreased by approximately $8.1 million, or 30.5% of revenue to $18.4 million, as compared to $26.5 million during the same period in the prior year. The decrease in revenue during the first quarter of 2009 was primarily due to a decrease in demand for industrial products, particularly for forklift components and systems, in North America and Europe, due to the global economic climate, partially offset by an increase in demand in for a natural gas conversion project on buses in Thailand.

For the three months ended March 31, 2009, operating income was $2.6 million, or 13.9% of revenue, compared to $2.6 million, or 9.6% of revenue, for the same period in 2008. Operating income remained flat and operating margin increased in the first quarter of 2009 as compared to the first quarter of 2008 despite the decline in sales due to the contribution from the natural gas conversion project on buses in Thailand offset by a decline in margins due to lower revenue for industrial products.

BRC Operations. For the three months ended March 31, 2009, revenue for this segment decreased by approximately $6.5 million, or 9.4%, to $61.6 million as compared to $68.1 million during the same period in the prior year. BRC’s revenue for the first quarter of 2009 includes a decrease of approximately $9.3 million from the weakening of local currencies compared to the dollar from the first quarter of 2008. After considering the impact of foreign exchange rates, revenue in the first quarter of 2009 for BRC had a net increase of $2.8 million from the first quarter of 2008. The increase in revenue in 2009 was due to an increase in sales for post production OEM conversions and contribution to revenue of $2.5 million from the Distribuidora Shopping acquisition, partially offset by the slowdown of sales for aftermarket conversion kits in the transportation market driven by decreasing gasoline prices, seasonality and the global economic climate.

For the three months ended March 31, 2009, operating income for BRC was $10.8 million, or 17.4% of revenue, compared to $13.1 million, or 19.2% of revenue, for the same period in 2008. The decrease in operating income of 17.7% was primarily due to the decrease in revenues combined with a decline in our gross margin. The decline in our gross margin is attributed to the slowdown of sales for aftermarket conversion kits, severance payments of approximately $0.4 million for reduction in workforce, partially offset by an increase in unit volume output from post production OEM conversions in the first quarter of 2009 compared to the first quarter of 2008.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses for the three months ended March 31, 2009 were $2.0 million, a decrease of $0.2 million compared to $2.2 million recorded for same period in 2008. Corporate expenses in 2009 decreased compared to 2008 primarily because of costs we incurred in connection with our restatement of our financial statements in 2008.

Other Income (Expense), Net. Other income (expense), net was primarily composed of foreign exchange gains and losses between the U.S. dollar and the euro with respect to “marking to market” of the intercompany MTM loan balance. For the three months ended March 31, 2009, we recognized approximately $0.9 million in gains on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro. For the three months ended March 31, 2008, we recognized approximately $1.0 million in losses on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Interest Expense, Net. Net interest expense for the three months ended March 31, 2009 was approximately $0.4 million, compared to net interest expense of approximately $0.2 million for the corresponding period in 2008. The increase in net interest expense is due to our increase in borrowings.

Equity Share in Income of Unconsolidated Affiliates For the three months ended March 31, 2009 and 2008, we recognized $0.1 million and $0.2 million, respectively, of our share in the income of BRC’s unconsolidated affiliates.

Provision for Income Taxes. Income tax expense for the first quarter of 2009 was approximately $4.7 million representing an effective tax rate of 40.5%, which consisted of the provision for our foreign operations. Income tax expense for the three months ended March 31, 2008 was approximately $5.5 million representing an effective tax rate of 45.9%. The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result in the fluctuation of earnings in the various jurisdictions.

Liquidity and Capital Resources

Historically, our principal sources of liquidity have consisted of cash generated from operations, debt financing, and cash and cash equivalents. In addition, these sources of cash provide for capital expenditures, research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At March 31, 2009, our cash and cash equivalents totaled $9.0 million, a decrease of $17.5 million from the $26.5 million of cash and cash equivalents at December 31, 2008.

At March 31, 2009, we had approximately $37.3 million of outstanding debt and credit lines that allow us to borrow up to an aggregate of $33.5 million.

We evaluate our cash flows on a regular basis in light of current market conditions. We believe the cash generated from operations and funds available from our bank loan facilities will be sufficient to fund our worldwide operations and capital investments for at least the next 12 months. In the event that our needs for liquidity should increase further as we expand our business, we may consider a range of financing alternatives to meet any such needs. For periods beyond 12 months, we may seek additional financing to fund future operations through offerings of equity or debt securities or through financing from financial institutions. However, we can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all.

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

Intesa SanPaolo Revolving Line of Credit. IMPCO U.S. and Fuel Systems entered into an uncommitted line of credit that is callable on demand with Intesa SanPaolo S.p.A. dated December 17, 2008 with a maximum aggregate principal amount outstanding of $13.0 million. Each loan under the credit facility may be made for a length of time up to three months and will bear interest at a floating rate of the bank’s prime rate plus 0.5%. This floating interest rate may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. At March 31, 2009, there was $5.0 million outstanding under this credit facility at an interest rate of 3.75%.

MTM Credit Agreements

Unicredit Bank Medio Credito Term Loan. On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy, in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds of the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004. The payment terms are such that MTM will pay $0.7 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR rate plus 1% per annum, which was 2.5% at March 31, 2009. At March 31, 2009, the amount outstanding was approximately $2.0 million. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80. In addition, MTM is required to maintain net assets of at least $26.4 million based on the average interbank currency exchange rate on March 31, 2009. At March 31, 2009, MTM was in compliance with these covenants.

Borrowings from Banca IMI and Intesa SanPaolo. On December 22, 2008, MTM entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $19.8 million converted into U.S. dollars based on the average interbank currency exchange rate on March 31, 2009) to be used for the acquisition of Distribuidora Shopping as well as for investments in our subsidiaries and certain research and development capital expenditures. On January 15, 2009, MTM drew down €10.0 million (approximately $13.2 million converted into U.S. dollars based on the average interbank currency exchange rate on January 15, 2009) from this financing agreement. At March 31, 2009, approximately $13.2 million was owed under this agreement.

The MTM financing agreement matures on June 22, 2009, but may be extended at MTM’s option until December 22, 2014, if we are in compliance with our obligations under the financing agreement. Borrowings bear interest at an annual rate of EURIBOR plus 1.50%. If the loan’s maturity is not extended and it matures on June 22, 2009, all of the principal and interest will be payable at that time. If the loan maturity is extended and it matures on December 22, 2014, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009. Also, MTM must repay the principal amount of the loan in ten semi-annual installments beginning on December 22, 2009 and ending on December 22, 2014. The loan contains covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. All of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables are pledged to secure the loan.

Lines of Credit. At March 31, 2009, MTM had unsecured lines of credit amounting to approximately $3.0 million, based on the average interbank currency exchange rate at March 31, 2009, with no outstanding balance. During the first quarter of 2009, MTM renegotiated certain limited terms associated with the lines of credit. At March 31, 2009, the fixed and variable interest rates for the unsecured lines of credit ranged between 0.13% and 1.8% with a weighted average of 0.63%. These lines can also be used for overdraft borrowings up to the available capacity at interest rates ranging between 4.3% and 8.8% with a weighted average of 6.2%.

Additionally, MTM has in aggregate up to $15.6 million in lines of commercial credit collateralized by customer accounts receivable, based on the average interbank currency exchange rate at March 31, 2009, all of which was available for borrowing. During the first quarter of 2009, MTM renegotiated certain limited terms associated with the lines of credit. At March 31, 2009, the fixed and variable interest rates for the commercial lines of credit ranged between 1.42% and 3.9% with a weighted average of 2.3%. At March 31, 2009, there was approximately $2.3 million outstanding under these lines with a weighted average interest rate of 2.0%. These lines of credit are callable on demand.

BRC Credit Agreements

Zavoli Acquisition Term Loan. On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy, from which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli on July 2, 2007 for approximately $8.5 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR rate plus 0.4% per annum, which was 2.1% at March 31, 2009. At March 31, 2009, the amount outstanding was $5.4 million. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at the end of each year, of less than 1.25 to maintain this rate. At December 31, 2008, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR rate plus 1.2%.

Italian Ministry of Industry Term Loan. In 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The 2002 loan is repayable in semi-annual installments through 2011 at a subsidized interest rate of 2.0%. At March 31, 2008, approximately $0.4 million was owed under this loan.

Other Borrowings

Fortis Bank Credit Facility. In October 2008, our subsidiary in the Netherlands entered into a $4.2 million credit facility, based on the exchange rate at December 31, 2008, with Fortis Bank which replaced its previous credit facility. The credit facility is collateralized by inventory. The interest rate is based on EURIBOR and varies depending on the term of each loan tranche drawn on the facility (which, at our option, can be for one, two, three, six or twelve months) plus 1% per annum. At December 31, 2008, the interest rate was 3.6% with the unused balance carrying a facility fee of 0.5% per annum. As of February 13, 2009, the entire balance was repaid and the credit facility was terminated.

Overdraft Facility. In October 2008, our subsidiary in the Netherlands also entered into an overdraft facility that has a $0.7 million availability based on the average interbank currency exchange rate of the U.S. dollar to the euro on December 31, 2008. The interest rate is variable based on one-month EURIBOR plus 1.25% per annum and at December 31, 2008, was 3.9%. As of February 13, 2009, the entire balance was repaid and the overdraft facility was terminated.

In March 2009, our subsidiary in the Netherlands entered into a new overdraft facility that has $1.3 million of availability based on the average interbank currency exchange rate of the U.S. dollar to the euro on March 31, 2009. The interest rate is variable based on one-month EURIBOR plus 1.25% per annum, which was 2.4% at March 31, 2009. Additionally, a liquidity premium, 0.5% per annum at March 31, 2009, is charged per borrowing request. At March 31, 2009, there was no balance outstanding under this credit facility.

Zavoli Lines of Credit. At March 31, 2009, Zavoli had unsecured lines of credit amounting to approximately $0.2 million, based on the average interbank currency exchange rate at March 31, 2009, with no outstanding balance at March 31, 2009 and December 31, 2008. During the first quarter of 2009, Zavoli renegotiated certain limited terms associated with the lines of credit. At March 31, 2009, the fixed and variable interest rates for the unsecured lines of credit ranged between 0.9% and 1.1% with a weighted average of 1.1%. These lines can also be used for overdraft borrowings up to the available capacity at fixed and variable interest rates ranging between 5.5% and 6.3% with a weighted average of 6.1% at March 31, 2009.

Additionally, Zavoli has in aggregate up to $4.0 million in lines of commercial credit collateralized by customer accounts receivable, based on the average interbank currency exchange rate at March 31, 2009, all of which was available for borrowing. During the first quarter of 2009, Zavoli renegotiated certain limited terms associated with the lines of credit. At March 31, 2009, the fixed and variable interest rates for the commercial lines of credit ranged between 2.2% and 2.8% with a weighted average of 2.4%. At March 31, 2009, there was approximately $3.0 million outstanding under these lines with a weighted average interest rate of 2.3%. There was no balance outstanding as of December 31, 2008. These lines of credit are callable on demand.

Zavoli also has two unsecured lines of credit guaranteed by BRC amounting to approximately $2.6 million, based on the average interbank currency exchange rate at March 31, 2009. One of the lines of credit consists of €1.0 million (approximately $1.3 million converted into U.S. dollars based on the average interbank currency exchange rate on March 31, 2009), all of which is due on July 31, 2009. The second line of credit consists of €1.0 million (approximately $1.3 million converted into U.S. dollars based on the average interbank currency exchange rate on March 31, 2009), all of which is callable on demand. At March 31, 2009, the interest rates for the lines of credit were fixed at 4.0%. At March 31, 2009, there was approximately $2.6 million outstanding under these lines. There was no balance outstanding as of December 31, 2008.

Distribuidora Shopping Lines of Credit. At March 31, 2009, Distribuidora Shopping had unsecured lines of credit amounting to approximately $0.4 million, based on the average interbank currency exchange rate at March 31, 2009, with approximately $0.3 million outstanding under these lines at March 31, 2009. At March 31, 2009, the interest rates for the unsecured lines of credit ranged between 18.0% and 21.0% with a weighted average of 19.6%. These lines of credit are callable on demand.

Other Loans. In June 2008, we financed, through a third party lender, certain insurance policies for a total of approximately $0.6 million, which are payable within a year from the date of financing. Additionally, in March 2009, we financed, through a third party lender, certain insurance policies for a total of approximately $0.2 million. At March 31, the balance of these outstanding loans totaled approximately $0.2 million, bearing interest at annual rates of 4.0% at March 31, 2009.

At March 31, 2009, Distribuidora Shopping had borrowings with various financial institutions amounting to approximately $1.6 million, based on the average interbank currency exchange rate at March 31, 2009, collateralized by customer receivables. At March 31, 2009, the interest rates ranged between 4.6% and 11.7% with a weighted average of 9.7%. These borrowings mature between April 2009 and July 2009.

Additionally, the Distribuidora Shopping had unsecured financing with the Argentine government for payments due for employee social security benefits and income tax liabilities amounting to approximately $0.3 million with interest rates ranging between 18.0% and 24.0% with a weighted average of 19.6% at March 31, 2009. These borrowings mature between April 2009 and March 2010.

On March 6, 2009, Zavoli S.r.L. entered into a ten-year term loan agreement with Banco Populare Dell’Emilia Romagna Societa Cooperativa of Italy in which Zavoli received €0.4 million (approximately $0.5 million converted into U.S. dollars based on the average interbank currency exchange rate on March 6, 2009). The payment terms are such that Zavoli will pay approximately $13,000 on a quarterly basis throughout the term of the loan and interest based on three-month EURIBOR rate plus 1.35% per annum, which was 2.9% at March 31, 2009. At March 31, 2009, the amount outstanding was $0.5 million.

Liquidity Ratios

Our ratio of current assets to current liabilities was 1.8:1.0 at March 31, 2009 and 1.7:1.0 at December 31, 2008, respectively. At March 31, 2009, our total working capital had increased by $9.2 million to $92.0 million from $82.8 million at December 31, 2008. This increase is due primarily due to the following: (1) an increase of $15.2 million in net receivables primarily in BRC operations due to the change in mix of sales between aftermarket and post-production OEM; (2) an increase of $5.5 million in net inventories consisting of $4.9 million in our BRC operations and $0.6 million increase in our IMPCO operations; and (3) a decrease of $21.3 million in accounts payable, which all were partially offset by decreases in working capital due to an increase of $5.9 million in accrued expenses, an increase of $10.8 million in borrowings on revolving lines of credit and a decrease in cash and cash equivalents of $17.5 million.

Cash Flows

Net cash used in operating activities during the three months ended March 31, 2009 was $28.6 million compared to $5.4 million in net cash provided by operations for the same period in 2008. Cash flows used in operating activities in 2009 consisted of net income of $7.1 million adjusted for non-cash charges for depreciation and amortization expenses of $2.5 million, which included $0.9 million in amortization of intangible assets acquired and $0.2 million in depreciation of the step-up in fair value of BRC’s assets. Cash flows provided by operating activities for the same period in 2008 consisted of net income of $6.7 million adjusted for non-cash charges for depreciation and amortization expenses of $2.2 million, which included $0.7 million in amortization of intangible assets acquired and $0.2 million in depreciation of the step-up in fair value of BRC’s assets. In addition, in the first quarter of 2009, we received $0.2 million for dividends from an unconsolidated affiliate.

Other non-cash charges that impacted net income in the first quarter of 2009 primarily related to the following:

•	$0.7 million increase in the inventory excess and obsolete provision;

•	Partially offset by $0.2 million in unrealized gain from foreign exchange transactions.

Other non-cash charges that impacted net income in the first quarter of 2008 primarily related to the following:

•

$1.0 million in net unrealized loss on foreign exchange transactions, primarily from the net effect of movements between the U.S. dollar and the euro on the MTM loan balance and the fair value adjustment for the foreign currency derivative instrument which matured in January 2008;

•	$0.3 million related to the inventory excess and obsolete provision;

•	Partially offset by $0.2 million of our share in income of unconsolidated entities.

Changes in working capital that affected operating cash flows in the first quarter of 2009 primarily were due to the following:

•

$18.0 million increase in accounts receivable due to the change in mix of sales between aftermarket and post-production OEM where payment terms with our OEM customers are generally longer than our aftermarket customers;

•

$5.0 million increase in inventory due to growth in the post-production OEM transportation business, our efforts to reduce inventory lead time, and inventory for the U.S. automotive and engine dressing businesses;

•	$20.7 million decrease in accounts payable due to payments for increased purchases of inventory in the fourth quarter of 2008; and

•	Partially offset by $6.7 million increase in accrued expenses primarily for income taxes payable related to additional taxable income in 2009 for BRC operations.

Changes in working capital that affected operating cash flows in the first quarter of 2008 primarily were due to the following:

•	$17.6 million increase in accounts receivable due to growth in revenue related to the transportation market;

•	$1.3 million increase in inventory due to our efforts to reduce inventory lead time;

•	Partially offset by $8.1 million increase in accrued expenses; and

•	$3.4 million increase in accounts payable.

Net cash used in investing activities during the three months ended March 31, 2009, was $9.3 million primarily due to the following:

•	$5.6 million related to the purchase of Distribuidora Shopping; and

•	$3.8 million related to increased purchases of equipment and leasehold improvements to expand manufacturing capacity and investments in our US automotive and engine dressing businesses.

Net cash used in investing activities during the three months ended March 31, 2008 was $2.3 million primarily due to the following:

•	$1.9 million related to increased purchases of equipment and leasehold improvements to expand manufacturing capacity; and

•	$0.2 million related to the purchase of a minority interest of a consolidated subsidiary of IMPCO Australia.

Net cash provided by financing activities during the three months ended March 31, 2009, was $22.2 million primarily due to the following:

•	$12.7 million related to proceeds from term loans related to the purchase of Distribuidora Shopping and other working capital requirements for BRC operations;

•	$10.8 million related to borrowings on revolving lines of credit for working capital requirements;

•	Partially offset by $1.2 million in payment of term loans.

Net cash used in financing activities during the three months ended March 31, 2008, was $1.4 million primarily due to the following:

•	$1.0 million related to payment of term loans;

•	$0.5 million related to the payment of lines of credit;

•	Partially offset by $0.2 million related to proceeds from stock options exercises.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to generate cash flows from operations, the level of any outstanding indebtedness and the interest we are obligated to pay on this indebtedness, and our capital expenditure requirements. We may seek additional financing to fund capital expenditures, research and development, as well as to invest in and operate our existing operations and prospective new lines of business through private capital sources (including banks) or future offerings of equity or debt securities. Due to the continuing disruption in the capital markets, we may not be able to raise capital on terms that are favorable to existing stockholders or at all. Any inability to raise capital may impair our ability to invest in strategic transactions or acquisitions and reduce our ability to invest in our business and generate increased revenues. We can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all.

Our cash requirements may vary materially from those now planned because of fluctuations in our sales volumes or margins or because of other factors identified in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial position and results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. We adopted SFAS 142R effective January 1, 2009. SFAS 141R has an impact on our accounting for business combinations completed on or after January 1, 2009 including our acquisition of Distribuidora Shopping S.A.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 outlines the accounting and reporting for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Effective January 1, 2009, we adopted SFAS 160. The adoption of SFAS 160 did not have a material impact on our consolidated financial position, results of operations and cash flows. In accordance with SFAS 160, we applied the presentation and disclosure requirements retrospectively to comparative financial statements. As a result, we reclassified minority interests in consolidated subsidiaries from prior period to conform to current period presentation.

In April 2009, FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP No. FAS 141(R)-1”), which requires certain disclosures related to assets and liabilities acquired through business combinations arising out of potential contingencies. FSP No. FAS 141 (R)-1 requires assets and liabilities acquired through contingencies to be recorded at fair value on the acquisition date if the fair value can be determined during the measurement period or if it can be determined that it was probable that the asset or liability existed as of the acquisition date and the amount can be reasonably estimated. The provisions do not need to be applied to immaterial items. FSP No. FAS 141 (R)-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Effective January 1, 2009, we adopted FSP No. FAS 141 (R)-1. The adoption of FSP No. FAS 141 (R)-1 has an impact on our accounting for business combinations completed on or after January 1, 2009 including our acquisition of Distribuidora Shopping S.A.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

BRC recorded the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the consolidated balance sheet at March 31, 2006. For the three months ended March 31, 2009 and 2008, we recognized gains of approximately $0.9 million and unrealized loss of approximately $1.0 million, respectively, on foreign exchange in our consolidated statements of operations.

Because of our significant operations outside of the United States, we engage in business relationships and transactions that involve many different currencies. Exchange rates between the U.S. dollar and the local currencies in these foreign locations where we do business can vary unpredictably. These variations may have an effect on the prices we pay for key materials and services from overseas vendors in our functional currencies under agreements that are priced in local currencies. For the three months ended March 31, 2009, non-US operations accounted for approximately 85% of our revenues and euro denominated revenues accounted for 74% of our total revenues. If exchange rates with local currencies decline, our effective costs for such materials and services would increase, adversely affecting our profitability. We currently do not and may not in the future be able to hedge against these risks.

We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2009	495	$29.03	n/a	n/a
February 1–28, 2009	—	—	n/a	n/a
March 1–31, 2009	—	—	n/a	n/a

Total	495	$29.03	n/a	n/a

NOTE:

These purchases were made in open-market transactions in order to provide for the Company’s obligations under our deferred compensation plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted for the vote or approval of our security holders during the quarter ended March 31, 2009.

Item 5.	Other Information

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.4 the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL SYSTEMS SOLUTIONS, INC.

Date: May 8, 2009	By:	/s/ BILL E. LARKIN
Bill E. Larkin Chief Financial Officer