Form 10-Q
period 2009-06-30
Fuel Systems Solutions, Inc.
filed 2009-08-07
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐            Accelerated filer  ☒

Non-accelerated filer (Do not check if a smaller reporting company)  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2009:

17,581,859 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$53,051	$26,477
Accounts receivable less allowance for doubtful accounts of $5,709 and $3,293 at June 30, 2009 and December 31, 2008, respectively	91,203	70,009
Inventories:
Raw materials and parts	42,034	38,925
Work-in-process	1,021	1,700
Finished goods	51,195	50,253
Inventory on consignment with unconsolidated affiliates	629	1,732

Total inventories	94,879	92,610
Deferred tax assets, net	5,518	5,734
Other current assets	6,522	5,749
Related party receivables	176	69

Total current assets	251,349	200,648

Equipment and leasehold improvements:
Dies, molds and patterns	4,141	3,889
Machinery and equipment	32,914	25,996
Office furnishings and equipment	12,386	11,198
Automobiles and trucks	2,783	2,235
Leasehold improvements	9,096	8,098

	61,320	51,416
Less accumulated depreciation and amortization	27,210	23,744

Net equipment and leasehold improvements	34,110	27,672
Goodwill	49,519	41,295
Deferred tax assets, net	242	174
Intangible assets, net	19,151	10,021
Investment in unconsolidated affiliates	3,451	3,334
Other assets	2,525	4,183

Total Assets	$360,347	$287,327

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,287	$65,224
Accrued expenses	52,942	34,212
Current revolving lines of credit	12,212	2,413
Current portion of term loans and other loans	8,043	4,470
Current portion of capital leases	266	192
Deferred tax liabilities, net	11	112
Related party payables	6,982	11,263

Total current liabilities	121,743	117,886
Term loans and other loans	21,301	4,689
Capital leases	181	238
Other liabilities	6,092	6,258
Deferred tax liabilities	6,806	4,301

Total liabilities	156,123	133,372

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 17,597,095 issued and 17,582,062 outstanding at June 30, 2009; and 15,801,745 issued and 15,749,783 outstanding at December 31, 2008	18	16
Additional paid-in capital	257,144	220,270
Shares held in treasury, 15,033 and 51,962 shares at June 30, 2009 and December 31, 2008, respectively	(649)	(1,399)
Accumulated deficit	(64,889)	(79,354)
Accumulated other comprehensive income	12,600	14,422

Total stockholders’ equity	204,224	153,955

Total Liabilities and Stockholders’ Equity	$360,347	$287,327

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$92,323	$98,284	$172,405	$192,884
Cost of revenue	63,698	69,704	119,443	136,820

Gross profit	28,625	28,580	52,962	56,064

Operating expenses:
Research and development expense	3,303	2,702	6,214	5,530
Selling, general and administrative expense	12,699	11,659	22,658	22,830
Goodwill impairment loss	—	3,907	—	3,907
Amortization of intangible assets	144	98	253	191

Total operating expenses	16,146	18,366	29,125	32,458

Operating income	12,479	10,214	23,837	23,606
Other income (expense), net	836	(43)	1,552	(1,164)
Interest expense, net	(524)	(200)	(908)	(392)

Income before income taxes and equity share in income (loss) of unconsolidated affiliates	12,791	9,971	24,481	22,050
Equity share in income (loss) of unconsolidated affiliates	193	(91)	306	77
Income tax expense	(5,589)	(4,878)	(10,322)	(10,418)

Net income	7,395	5,002	14,465	11,709

Less: Net income attributable to noncontrolling interests	—	394	—	875

Net income attributable to Fuel Systems	$7,395	$4,608	$14,465	$10,834

Net income per share attributable to Fuel Systems:
Basic	$0.46	$0.30	$0.90	$0.70

Diluted	$0.46	$0.29	$0.90	$0.69

Number of shares used in per share calculation:
Basic	16,160,857	15,611,190	16,092,091	15,565,358

Diluted	16,223,095	15,749,806	16,159,752	15,692,418

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Net income	$14,465	$11,709
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,699	3,180
Amortization of intangibles	1,902	1,456
Provision for doubtful accounts	(171)	121
Provision for inventory reserve	2,658	1,041
Provision for loan to unconsolidated affiliate	—	1,091
Goodwill impairment loss	—	3,907
Equity share in income of unconsolidated affiliates	(298)	(77)
Dividends from unconsolidated affiliates	196	230
Unrealized (gain) loss on foreign exchange	(1,389)	1,094
Loss on disposal of asset	41	79
Stock-based compensation expense	101	191
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(18,495)	(10,370)
(Increase) decrease in inventory	3,872	(15,220)
(Increase) decrease in other current assets	301	(2,432)
Increase (decrease) in deferred income taxes	(90)	(1,560)
Increase (decrease) in accounts payable	(25,528)	13,471
Increase in accrued expenses	14,391	12,745
Decrease in other assets	344	10
Increase (decrease) in long term liabilities	(338)	685
Receivables from/payables to related party, net	(3,172)	3,911

Net cash (used in) provided by operating activities	(7,511)	25,262

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(6,706)	(4,950)
Purchase of noncontrolling interest in consolidated subsidiary	—	(227)
Investment in joint venture	10	—
Acquisitions, net of cash acquired of $0.7 million (see Note 3)	(12,615)	—
Purchase of intangible asset	—	(193)
Proceeds from sale of assets	35	3

Net cash used in investing activities	(19,276)	(5,367)

Cash flows from financing activities:
Borrowing (Payment) on revolving lines of credit, net	9,359	(3,307)
Payments on term loans	(3,967)	(2,045)
Proceeds from term loans	19,757	—
Payment of capital lease obligations	(202)	(247)
Proceeds from issuance of common stock, net of expenses of $2.3 million	27,713	—
Proceeds from exercise of stock options and warrants	—	1,466
(Purchase of)/proceeds from the sale of common shares held in trust, net	(28)	(72)
Dividends paid to noncontrolling interest in consolidated subsidiaries	—	(900)

Net cash provided by (used in) financing activities	52,632	(5,105)

Net increase in cash	25,845	14,790
Effect of exchange rate changes on cash	729	2,056

Net increase in cash and cash equivalents	26,574	16,846
Cash and cash equivalents at beginning of period	26,477	26,797

Cash and cash equivalents at end of period	$53,051	$43,643

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Acquisition of equipment under capital lease	$—	$20

Issuance of 1,382 shares and 5,321 shares of restricted stock in 2009 and 2008, respectively	$15	$99

Issuance of 282,932 shares of common stock for the acquisition of Distribuidora Shopping (see Note 3)	$8,654	$—

Issuance of 39,868 shares from treasury stock for the acquisition of Distribuidora Shopping (see Note 3)	$1,220	$—

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2008 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended June 30, 2009 and 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed on June 1, 2009.

The condensed consolidated financial statements of Fuel Systems include the accounts of the Company and its wholly owned subsidiaries IMPCO Technologies, Inc. (“IMPCO”) and BRC S.r.L. (“BRC”), as well as IMPCO’s wholly owned subsidiaries, IMPCO Tech Japan K.K., which is referred to as IMPCO Japan, Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which is referred to as IMPCO Mexicano, and IMPCO Technologies B.V., which is referred to as IMPCO Europe, as well as BRC’s substantially wholly owned subsidiaries, MTM S.r.L. (“MTM”), Zavoli S.r.L., IMPCO Technologies Pty. Limited, which is referred to as IMPCO Australia, Distribuidora Shopping S.A. and its wholly owned subsidiary Tomasetto Achille S.A. (see Note 3), BRC Brasil Ltda., WMTM Equipamentos de Gases Ltda., NG LOG Armazen Gerais Ltda., BRC Argentina S.A. and BRC Pakistan S.A.

Investments in unconsolidated joint ventures or affiliates (“joint ventures”) over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its joint ventures is reported as “equity share in income of unconsolidated affiliates, net” on the condensed consolidated statements of income. If the investment in an unconsolidated joint venture is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that there are any receivables, loans or advances to the joint venture.

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

In an effort to more appropriately align the structure and business activities within Fuel Systems into our two operating segments, on July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC. Consolidated results for the Company were not impacted, but the Company began reporting IMPCO Australia with its BRC operations segment in the third quarter of 2008. For comparison purposes, the previously reported financial information by business segment includes reclassification of IMPCO Australia’s operations for the three and six months ended June 30, 2008 within BRC operations.

All intercompany transactions, including intercompany profits and losses, have been eliminated in consolidation.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

The following table details the Company’s ownership interests and methods of accounting for its various international affiliates:

Entity	Location	Ownership Interest	Method of Accounting
IMPCO U.S.	United States	100.00%	Fully Consolidated
BRC*	Italy	100.00%	Fully Consolidated
IMPCO Japan	Japan	100.00%	Fully Consolidated
IMPCO Mexicano (operations closed in December 2004)	Mexico	100.00%	Fully Consolidated
IMPCO Europe	Netherlands	100.00%	Fully Consolidated
IBMexicano (operations closed in June 2006)	Mexico	50.00%	Equity Method

*	The following table details the entities that are either consolidated or accounted for by the equity method within BRC:

Entity	Location	Ownership Interest	Method of Accounting
MTM S.r.L.	Italy	100.00%	Fully Consolidated
Zavoli S.r.L.	Italy	100.00%	Fully Consolidated
IMPCO Australia	Australia	100.00%	Fully Consolidated
Distribuidora Shopping S.A.	Argentina	100.00%	Fully Consolidated
Tomasetto Achille S.A.	Argentina	100.00%	Fully Consolidated
WMTM Equipamentos de Gases Ltda.	Brazil	100.00%	Fully Consolidated
BRC Brasil Ltda.	Brazil	99.99%	Fully Consolidated
NG LOG Armazen Gerais Ltda.	Brazil	99.99%	Fully Consolidated
BRC Pakistan S.A.	Pakistan	99.80%	Fully Consolidated
BRC Argentina S.A.	Argentina	98.40%	Fully Consolidated
Rohan BRC Gas Equipments Private Ltd.	India	50.01%	Equity Method
MTE S.r.L.	Italy	50.00%	Equity Method
Jehin Engineering Company Ltd.	S. Korea	13.59%	Equity Method

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2009, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company evaluated subsequent events through August 7, 2009, which is the date these financial statements were issued.

2. Recent Accounting Standards

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired measured at fair value as of the acquisition date. In addition, SFAS 141R requires all acquisition costs to be expensed rather than capitalized. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement became effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and should be applied for all business combinations entered into after the date of adoption. The Company adopted SFAS 141R effective January 1, 2009. SFAS 141R has an impact on the Company’s accounting for business combinations completed on or after January 1, 2009 including the Company’s acquisitions of Distribuidora Shopping S.A., FuelMaker Corporation assets and the remaining 50% of WMTM Equipamentos de Gases, Ltda (see Note 3) as well as the Company’s acquisition of Teleflex Incorporated’s Power Systems business (see Note 16).

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

JUNE 30, 2009

(Unaudited)

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

In April 2009, FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP No. FAS 141(R)-1”), which requires certain disclosures related to assets and liabilities acquired through business combinations arising out of potential contingencies. FSP No. FAS 141 (R)-1 requires assets and liabilities acquired through contingencies to be recorded at fair value on the acquisition date if the fair value can be determined during the measurement period or if it can be determined that it was probable that the asset or liability existed as of the acquisition date and the amount can be reasonably estimated. The provisions do not need to be applied to immaterial items. FSP No. FAS 141 (R)-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Effective January 1, 2009, the Company adopted FSP No. FAS 141 (R)-1. The adoption of FSP No. FAS 141 (R)-1 has an impact on the Company’s accounting for business combinations completed on or after January 1, 2009 including the Company’s acquisitions of Distribuidora Shopping S.A., FuelMaker Corporation assets and the remaining 50% of WMTM Equipamentos de Gases, Ltda (see Note 3) as well as the Company’s acquisition of Teleflex Incorporated’s Power Systems business (see Note 16).

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable U.S. generally accepted accounting principles (“GAAP”) that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted SFAS 165 in the second quarter of 2009. In accordance with SFAS 165, the Company evaluated subsequent events through August 7, 2009, which is the date these financial statements were issued.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46(R)”) and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 will be effective as of the beginning of interim and annual reporting periods beginning after November 15, 2009. The Company is currently assessing the impact that SFAS 167 may have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

3. Acquisitions

Acquisition of Distribuidora Shopping S.A.

On January 15, 2009, MTM completed its acquisition of Distribuidora Shopping S.A. and its subsidiary Tomasetto Achille S.A. (“Distribuidora Shopping”) from Carlo Evi and Susana Iallonardi (collectively, the “Sellers”). Distribuidora Shopping is headquartered in Argentina and, operating under the brand name Tomasetto Achille, manufactures, imports, exports and markets natural gas kits for vehicles. This acquisition reinforces the Company’s natural gas vehicle product lines and expands its global manufacturing and distribution footprint. A portion of the funds that MTM used in the acquisition were provided according to the terms of the financing agreement between MTM and Banca IMI S.p.A. and Intesa SanPaolo S.p.A. dated December 22, 2008 (see Note 4). Since this acquisition was accounted for under SFAS 141R, which requires the acquisition costs to be expensed, the Company expensed in 2008 acquisition related costs of approximately $0.8 million incurred through December 31, 2008. During the six months ended June 30, 2009, acquisition related costs of approximately $0.3 million were expensed as incurred. The results of operations of Distribuidora Shopping have been included in the accompanying condensed consolidated statements of income from the date of the acquisition.

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

The purchase price has been allocated based on management’s estimates as follows (in thousands):

Total tangible assets, including cash of $96	$12,418
Intangible assets subject to amortization	7,370
Goodwill	9,198

Total assets acquired	28,986
Less: total liabilities	(11,422)

Total net assets recorded	$17,564

Of the $7.4 million of acquired intangible assets, $2.6 million relates to existing technology with a useful life of 7 years, $3.7 million was assigned to customer relationships with a useful life of 10 years, $0.8 million was assigned to the trademark with a useful life of 10 years and $0.3 million was assigned to covenant not to compete with a useful life of 5 years. A history of operating margins and profitability, service and manufacturing employee base and a leading presence in the market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $9.2 million. The acquired goodwill, which is not deductible for tax purposes, is reflected in the BRC operations segment.

The Company is in the process of finalizing its valuations of certain intangible assets; thus the allocation of the purchase price is subject to refinement. The Company has determined that the acquisition of Distribuidora Shopping was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

        In connection with the Company’s acquisition of Distribuidora Shopping, the Company entered into a new lease agreement and assumed an existing lease agreement. Both lease agreements have lease commitments in the aggregate of $4.8 million from April 2009 through December 2019. One of the lease agreements is with GNC Vicar, of which Carlo Evi, former owner of and current employee of Distribuidora Shopping, together with an individual related to two current employees of Distribuidora Shopping, owns 100% (see Note 12).

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

Acquisition of FuelMaker Corporation Assets

On May 28, 2009, the Company completed the acquisition of selected assets and technology for compressed natural gas (CNG) refueling products manufactured by FuelMaker Corporation (“FuelMaker”) and American Honda Motor Co., Inc. (“American Honda”), including the home refueling appliance marketed under the Phill™ brand, for approximately $7.0 million in cash.

As part of the purchase agreements, the Company has agreed to fulfill certain FuelMaker service obligations and has assumed certain outstanding purchase orders. In an additional agreement with American Honda, MTM has made provisions to license technology back to American Honda under certain circumstances to support its natural gas vehicle activities.

The Company is in the process of finalizing its valuations of intangible assets; thus the allocation of the purchase price is subject to refinement.

Purchase of Remaining 50% Interest in WMTM

On May 5, 2009, the Company purchased the remaining 50% ownership interest in WMTM Equipamentos de Gases, Ltda (“WMTM”), from White Martin Gases Industriais S.A. (“White Martin”), BRC Brasil’s 50% joint venture partner in WMTM, for approximately R$5.0 million (approximately $2.3 million U.S. dollars) of which R$1.0 million (approximately $0.5 million U.S. dollars) was paid on the closing date and a monthly installment of R$0.5 million was paid in June, July and August 2009. The remaining R$2.5 million (approximately $1.2 million U.S. dollars) will be paid in three monthly installments of R$0.5 million (approximately $0.2 million U.S. dollars) from September 5, 2009 through November 5, 2009 and a last installment of R$1.0 million (approximately $0.5 million U.S. dollars) to be paid on December 5, 2009. The results of WMTM are consolidated within BRC operations segment. Revenues in 2009 were $0.4 million.

The Company is in the process of finalizing its valuations of certain tangible and intangible assets; thus the allocation of the purchase price is subject to refinement and could result in a gain or loss in accordance with SFAS 160. The Company has determined that the acquisition of the remaining 50% of WMTM was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

4. Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	Available as of June 30, 2009	June 30, 2009	December 31, 2008
(a) Revolving lines of credit – various banks	$22,215	$5,012	$—
(b) Revolving lines of credit – Fortis Bank N.V.	1,405	—	1,413
(c) Revolving line of credit – Intesa SanPaolo S.p.A.	5,800	7,200	1,000
(d) Term loan – Unicredit Banca Medio Credito S.p.A.	—	1,405	2,819
(e) Term loan – Intesa SanPaolo S.p.A.	—	5,085	5,767
(f) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	21,072	—
(g) Term loan – Italian Ministry of Industry	—	348	434
(h) Other loans	—	1,434	139
(i) Capital leases	—	447	430

	$29,420	42,003	12,002
Less: current portion		20,521	7,075

Non-current portion		$21,482	$4,927

(a) Revolving Lines of Credit – Various Banks

MTM Lines of Credit. At June 30, 2009, MTM had unsecured lines of credit amounting to approximately $3.2 million, based on the average interbank currency exchange rate at June 30, 2009, with no outstanding balance at June 30, 2009 and December 31, 2008. During the first quarter of 2009, MTM renegotiated certain limited terms associated with the lines of credit. At June 30, 2009, the fixed and variable interest rates for the unsecured lines of credit ranged between 0.1% and 1.8% with a weighted average of 0.7%. These lines can also be used for overdraft borrowings up to the available capacity at fixed and variable interest rates ranging between 3.9% and 8.8% with a weighted average of 6.2% at June 30, 2009.

Additionally, MTM has in aggregate up to $16.6 million in lines of commercial credit collateralized by customer accounts receivable, based on the average interbank currency exchange rate at June 30, 2009, all of which was available for borrowing. During the first quarter of 2009, MTM renegotiated certain limited terms associated with the lines of credit. At June 30, 2009, the fixed and variable interest rates for the commercial lines of credit ranged between 1.1% and 3.9% with a weighted average of 2.0%. There was no balance outstanding at June 30, 2009, and December 31, 2008, respectively. These lines of credit are callable on demand.

Zavoli Lines of Credit. At June 30, 2009, Zavoli had unsecured lines of credit amounting to approximately $0.3 million, based on the average interbank currency exchange rate at June 30, 2009, with no outstanding balance at June 30, 2009 and December 31, 2008. During the first quarter of 2009, Zavoli renegotiated certain limited terms associated with the lines of credit. At June 30, 2009, the fixed and variable interest rates for the unsecured lines of credit ranged between 0.9% and 1.1% with a weighted average of 1.1%. These lines can also be used for overdraft borrowings up to the available capacity at fixed and variable interest rates ranging between 5.1% and 6.3% with a weighted average of 6.1% at June 30, 2009.

Additionally, Zavoli has in aggregate up to $4.2 million in lines of commercial credit collateralized by customer accounts receivable, based on the average interbank currency exchange rate at June 30, 2009, of which, $2.0 million was available for borrowing. During the first quarter of 2009, Zavoli renegotiated certain limited terms associated with the lines of credit. At June 30, 2009, the fixed and variable interest rates for the commercial lines of credit ranged between 1.8% and 2.8% with a weighted average of 2.1%. At June 30, 2009, there was approximately $2.2 million outstanding under these lines with a weighted average interest rate of 1.8%. There was no balance outstanding as of December 31, 2008. These lines of credit are callable on demand.

Zavoli also has two unsecured lines of credit guaranteed by BRC amounting to approximately $2.8 million, based on the average interbank currency exchange rate at June 30, 2009. One of the lines of credit consists of €1.0 million (approximately $1.4 million converted into U.S. dollars based on the average interbank currency exchange rate on June 30, 2009), all of which is due on September 30, 2009. The second line of credit consists of €1.0 million (approximately $1.4 million converted into U.S. dollars based on the average interbank currency exchange rate on June 30, 2009), all of which is callable on demand. At June 30, 2009, the interest rates for the lines of credit were fixed at 4.0%. At June 30, 2009, there was approximately $2.8 million outstanding under these lines. There was no balance outstanding as of December 31, 2008.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

Distribuidora Shopping Lines of Credit. At June 30, 2009, Distribuidora Shopping had unsecured lines of credit amounting to approximately $0.2 million, based on the average interbank currency exchange rate at June 30, 2009, with approximately $16,000 outstanding under these lines at June 30, 2009. At June 30, 2009, the interest rates for the unsecured lines of credit ranged between 18.0% and 21.0% with a weighted average of 19.2%. These lines of credit are callable on demand.

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

In March 2009, the Company’s subsidiary in the Netherlands entered into a new overdraft facility that has $1.4 million of availability based on the average interbank currency exchange rate of the U.S. dollar to the euro on June 30, 2009. The interest rate is variable based on one-month EURIBOR plus 1.25% per annum, which was 2.0% at June 30, 2009. Additionally, a liquidity premium, 0.5% per annum at June 30, 2009, is charged per borrowing request. At June 30, 2009, there was no balance outstanding under this credit facility.

(c) Revolving Line of Credit – Intesa SanPaolo S.p.A.

The Company and IMPCO entered into an uncommitted line of credit that is callable on demand with Intesa SanPaolo S.p.A. (“Intesa”) dated December 17, 2008 amounting to $13.0 million. Each loan under the credit facility may be made for a length of time up to three months and will bear interest at a floating rate of the bank’s prime rate plus 0.5%. This floating interest rate may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. At December 31, 2008, there was $1.0 million outstanding under this credit facility. At June 30, 2009, there was $7.2 million outstanding under this credit facility at an interest rate of 3.8%. On July 10, 2009, the Company and IMPCO converted this uncommitted line of credit into a committed, unsecured, revolving credit facility (see Note 16).

(d) Term Loan – Unicredit Banca Medio Credito S.p.A.

On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004 (see (j) below). The payment terms are such that MTM will pay approximately $0.7 million on a quarterly basis throughout the term of the loan and interest based on three-month EURIBOR rate plus 1% per annum, which was 2.1% and 3.9% at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, the amount outstanding was $1.4 million and $2.8 million, respectively. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80, and MTM is not allowed to remit dividends based on income for the years 2004 and 2005 during the term of the term loan agreement. In addition, MTM is required to maintain net assets of at least $28.1 million based on the average interbank currency exchange rate on June 30, 2009. At June 30, 2009, MTM was in compliance with these covenants.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

(e) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy in which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli S.r.L., which was completed on July 2, 2007 for approximately $8.5 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.7% and 3.4% at June 30, 2009 and December 31, 2008, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At December 31, 2008, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.5% at June 30, 2009. At June 30, 2009 and December 31, 2008, the amount outstanding was $5.1 million and $5.8 million, respectively.

(f) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $21.1 million converted into U.S. dollars based on the average interbank currency exchange rate on June 30, 2009) to be used for the acquisitions of Distribuidora Shopping and certain assets from FuelMaker (see Note 3) as well as for investments in the MTM’s subsidiaries and certain capital expenditures for research and development. On January 15, 2009, MTM drew down €10.0 million (approximately $13.2 million converted into U.S. dollars based on the average interbank currency exchange rate on January 15, 2009) from this financing agreement and on May 28, 2009 MTM drew down the remaining €5.0 million (approximately $7.0 million converted into U.S. dollars based on the average interbank currency exchange rate on May 28, 2009). At June 30, 2009, approximately $21.1 million was owed under this agreement. There were no amounts outstanding on this financing agreement as of December 31, 2008.

In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of FSYS, unless the reduction in ownership is attributable to one or more issuances of FSYS capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At June 30, 2009, MTM was in compliance with these covenants. All of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables are pledged to secure the loan.

(g) Term Loan – Italian Ministry of Industry

In 2002, BRC entered into an unsecured term loan agreement with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment. The loan is repayable in annual installments through 2011 at a subsidized rate of 2.0%. At June 30, 2009 and December 31, 2008, approximately $0.3 million and $0.4 million, respectively, was owed under this agreement.

(h) Other Loans

The Company finances, through third party lenders, certain insurance policies which are payable within a year from the date of financing. At June 30, 2009 and December 31, 2008, the balance of these outstanding loans totaled approximately $0.5 million and $0.1 million, respectively, bearing interest at annual rates of 4.0% at June 30, 2009 and 4.2% at December 31, 2008.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

At June 30, 2009, Distribuidora Shopping had borrowings with various financial institutions amounting to approximately $138,000, based on the average interbank currency exchange rate at June 30, 2009, collateralized by customer receivables bearing interest at 4.6%. These borrowings were repaid in July 2009.

Additionally, Distribuidora Shopping had unsecured financing with the Argentine government for payments due for employee social security benefits and income tax liabilities amounting to approximately $0.3 million with interest rates ranging between 18.0% and 24.0% with a weighted average of 23.3% at June 30, 2009. These borrowings mature between November 2009 and April 2010.

As of June 30, 2009, Distribuidora Shopping also had an additional $1.5 million in available borrowings expiring March 31, 2010 which are guaranteed by MTM. There was no balance outstanding at June 30, 2009.

On March 6, 2009, Zavoli S.r.L. entered into a ten-year term loan agreement with Banco Populare Dell’Emilia Romagna Societa Cooperativa of Italy in which Zavoli received €0.4 million (approximately $0.5 million converted into U.S. dollars based on the average interbank currency exchange rate on March 6, 2009). The payment terms are such that Zavoli will pay approximately $13,000 on a quarterly basis throughout the term of the loan and interest based on three-month EURIBOR rate plus 1.35% per annum, which was 2.5% at June 30, 2009. At June 30, 2009, the amount outstanding was $0.6 million.

(i) Capital Leases

Capital leases consist of equipment leases for the U.S., Argentina and Australia operations which have a weighted average interest rate of 10.4% at June 30, 2009.

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

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

5. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to Fuel Systems	$7,395	$4,608	$14,465	$10,834

Denominator:
Denominator for basic earnings per share - weighted average number of shares	16,160,857	15,611,190	16,092,091	15,565,358
Effect of dilutive securities:
Employee stock options	38,332	107,351	42,007	85,346
Warrants	—	8,823	—	22,188
Unvested restricted stock	23,906	22,442	25,654	19,526

Dilutive potential common shares	16,223,095	15,749,806	16,159,752	15,692,418

Net income per share attributable to Fuel Systems:
Basic	$0.46	$0.30	$0.90	$0.70

Diluted	$0.46	$0.29	$0.90	$0.69

For the three months ended June 30, 2009 and 2008, options to purchase approximately 1,700 shares and 11,700 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the effect would be anti-dilutive.

For the six months ended June 30, 2009 and 2008, options to purchase approximately 1,700 shares and 16,100 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the effect would be anti-dilutive.

For the three and six months ended June 30, 2009, there were no warrants outstanding to purchase the Company’s common stock and, therefore, had no impact on the computation of diluted net income per share. For the three and six months ended June 30, 2008 no warrants to purchase the Company’s common stock were excluded from the computation of diluted net income per share as all warrants outstanding were dilutive.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

6. Comprehensive Income

The components of unaudited comprehensive income for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$7,395	$4,608	$14,465	$10,834
Foreign currency translation adjustment	8,226	1,225	(1,822)	10,369

Comprehensive income	15,621	5,833	12,643	21,203
Comprehensive income attributable to noncontrolling interests	—	(531)	—	86

Comprehensive income attributable to Fuel Systems	$15,621	$5,302	$12,643	$21,289

7. Business Segment Information

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

In an effort to more appropriately align the structure and business activities within Fuel Systems into two operating segments, on July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC. Consolidated results for the Company were not impacted, but the Company began reporting IMPCO Australia with its BRC operations segment in the third quarter of 2008. For comparison purposes, the previously reported financial information by business segment includes reclassification of IMPCO Australia’s operations for the three and six months ended June 30, 2008 within BRC operations.

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies contained in the Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Financial information by business segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2009	2008	2009	2008
IMPCO Operations	$10,656	$25,016	$29,094	$51,542
BRC Operations	81,667	73,268	143,311	141,342

Total	$92,323	$98,284	$172,405	$192,884

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income (Loss):	2009	2008	2009	2008
IMPCO Operations	$(1,826)	$2,124	$729	$4,674
BRC Operations	16,637	10,313	27,390	23,374
Corporate Expenses (1)	(2,332)	(2,223)	(4,282)	(4,442)

Total	$12,479	$10,214	$23,837	$23,606

(1)	Represents corporate expense not allocated to either of the business segments.

	June 30, 2009	December 31, 2008
Total Assets
IMPCO Operations	$47,101	$46,184
BRC Operations	288,371	252,732
Corporate (1)	151,328	115,128
Eliminations (2)	(126,453)	(126,717)

Total	$360,347	$287,327

(1)	Represents corporate balances not allocated to either of the business segments and includes Fuel Systems’ investments in IMPCO and BRC.
(2)	Includes eliminations of Fuel Systems’ investments in subsidiaries.

8. Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2009 was 42.2% compared to an effective tax rate of 47.2% for the six months ended June 30, 2008. The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result in the fluctuation of earnings in the various jurisdictions. The Company continues to believe that the likelihood of recoverability of the net domestic deferred tax assets are less than the “more likely than not” threshold as defined by SFAS No. 109, Accounting for Income Taxes, therefore, a valuation allowance is maintained on all of the domestic deferred tax assets.

As of December 31, 2008, the Company had approximately $6.6 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the quarter and year to date ended June 30, 2009. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

9. Stockholders’ Equity

The following table summarizes the changes in shareholder’s equity for the six month period ending June 30, 2009 (in thousands, except for share amounts):

	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2008	15,749,783	$16	$220,270	$(1,399)	$(79,354)	$14,422	$153,955
Net income	—	—	—	—	14,465	—	14,465
Foreign currency translation adjustment	—	—	—	—	—	(1,822)	(1,822)
Issuance of common stock related to acquisitions	322,800	—	9,047	827	—	—	9,874
Issuance of common stock	1,500,000	2	27,711	—	—	—	27,713
Issuance and vesting of restricted stock, net of shares withheld for employee tax	9,479	—	116	(49)	—	—	67
Shares held in trust for deferred compensation plan, at cost	—	—	—	(28)	—	—	(28)

Balance, June 30, 2009	17,582,062	$18	$257,144	$(649)	$(64,889)	$12,600	$204,224

Capital Transactions

On June 26, 2009, the Company completed the sale to selected institutional investors (the “Purchasers”) of an aggregate of 1,500,000 shares of the Company’s common stock at a price of $20.00 per share (the “Shares”). Net proceeds from the Offering were $27.7 million, after deducting offering expenses and placement agency fees. The sale of the Shares was made pursuant to subscription agreements, dated June 22, 2009, between the Company and each of the Purchasers.

Stock Options

During the six months ended June 30, 2009, there were no exercises of stock options to purchase Company common stock. During the six months ended June 30, 2008, 105,301 shares from the exercise of stock options were issued at an average exercise price of $11.24 with proceeds to the Company of approximately $1.2 million.

Warrants

During the six months ended June 30, 2009, there were no warrants outstanding. During the six months ended June 30, 2008, 57,500 warrants were exercised at an average exercise price of $4.92 with proceeds to the Company of $0.3 million. In addition, 16,426 warrants were exercised at an exercise price of $14.44 with 7,203 shares of common stock issued from the exercise of warrants and 9,223 vested warrant shares were tendered for the exercise price in lieu of cash and subsequently recorded as shares held in treasury.

Shares Held in Treasury

Through March 1, 2009, the Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market. The Company match was suspended effective March 1, 2009. These shares are carried at cost and classified as a deduction of equity. As of June 30, 2009 and December 31, 2008, the Company held on the participants’ behalf 16,968 and 16,379 shares recorded as held in trust for deferred compensation plan, respectively, with a value of approximately $0.3 million and $0.2 million, respectively, for the deferred compensation plan.

As of June 30, 2009 the Company also had 15,033 shares held in treasury with a value of approximately $0.3 million. As of December 31, 2008, the Company had 51,962 shares held in treasury with a value of approximately $1.2 million. As part of the acquisition of Distribuidora Shopping (see Note 3), 39,868 shares previously held in treasury were issued to the Sellers with a historical cost basis of $0.8 million. Additionally, 2,939 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with the restricted stock issued and vested in March and May 2009 under the 2006 Incentive Bonus Plan.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

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

The Company recorded a $0.1 million expense for the six months ended June 30, 2009 related to restricted stock awards. For the six months ended June 30, 2008, the Company recorded a $0.2 million expense of which $120,000 related to vesting of previously granted stock options and $71,000 related to restricted stock awards. Share-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$8	$15	$20	$27
Research and development expense	12	19	23	37
Selling, general and administrative expense	30	72	53	127

	$50	$106	$96	$191

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in the six months ended June 30, 2009 and 2008 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

Share-Based Compensation Activity - Stock Options

The following table displays stock option activity including the weighted average stock option prices for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	90,100	$10.93
Exercised	—	—
Forfeited	—	—

Outstanding, vested and exercisable at June 30, 2009	90,100	$10.93	4.14 yrs	$842

The aggregate intrinsic value as of particular date is calculated as the difference between the exercise price of the underlying awards that were in-the-money and the quoted price of the Company’s common stock on that date. During the six months ended June 30, 2009, no options for shares of Company stock were exercised. During the six months ended June 30, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1.6 million, determined as of the date of option exercise.

As of June 30, 2009, all stock options granted under the Company’s stock option plans had fully vested and as such, all compensation costs had been recognized in prior years. There were no options granted in the six months ended June 30, 2009.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

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

Under the 2006 Incentive Bonus Plan, the compensation committee of the Company’s Board of Directors may grant bonus awards (in the form of cash, restricted stock or a combination of both) to some of the Company’s and its subsidiaries’ employees based on each division’s profitability and the attainment of individual employee’s performance goals. The restricted stock typically vests 25% on the date of the grant and the balance in three equal annual installments. Based on profitability of both IMPCO and BRC for 2008, some employees were provided with bonuses in March 2009 based on their individual performance in 2008. The Company paid a portion of the bonus in cash and a portion in restricted stock. The restricted stock vests 25% on the date of the grant and the balance in three equal annual installments on the first three anniversaries of the grant date. The amount related to the first 25% vesting of restricted stock on the date of grant was $60,000. Of this amount, $39,000 was accrued at December 31, 2008 and was reclassified to equity when the restricted stock grant was issued in March 2009. The Company did not grant restricted stock bonus awards during the 3 months ended June 30, 2009.

A summary of unvested restricted stock awards as of June 30, 2009 and changes during the six month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	26,932	$18.61
Granted	5,501	10.89
Vested	(12,417)	16.91
Forfeited	(1,061)	18.30

Unvested at June 30, 2009	18,955	$17.49

As of June 30, 2009, total unrecognized share-based compensation cost related to unvested restricted stock was $0.3 million which is expected to be recognized over a weighted-average period of 1.7 years.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

11. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Warranty reserve:
Balance at beginning of period	$4,223	$2,963	$4,224	$2,527
Addition from acquisitions	652	—	708	—
Net charge to statements of income	718	972	1,360	1,363
Warranties settled	(786)	(1,053)	(1,250)	(1,161)
Effect of foreign currency translation	246	2	11	155

Balance at end of period	$5,053	$2,884	$5,053	$2,884

12. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the condensed consolidated balance sheets at June 30, 2009 and December 31, 2008 representing related party transactions with the Company:

	June 30, 2009	December 31, 2008
Accounts Receivables:
IBMexicano (a)	$59	$55
Tomasetto Achille do Brasil L.T. (b)	110	—
Luca Impex (c)	6	—
MTE S.r.L. (d)	1	4
Europlast S.r.L. (e)	—	6
Biemmedue S.p.A. (f)	—	4

	$176	$69

Accounts Payable
MTE S.r.L. (d)	$2,829	$3,792
TCN S.r.L. (e)	1,926	3,427
Europlast S.r.L. (e)	958	2,142
Biemmedue S.p.A. (f)	440	58
A.R.S Elettromeccanica (i)	423	474
TCN Vd S.r.L (e)	365	915
Imcos Due S.r.L. (f)	34	—
Ningbo (g)	4	—
MTM Hydro S.r.L. (f)	2	9
IMPCO/BRC Egypt (h)	1	1
WMTM Equipamento de Gases Ltda. (j)	—	445

	$6,982	$11,263

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.
(b)	An individual related to two current employees of Distribuidora Shopping owns 99.99% of Tomasetto Achille do Brasil and Carlo Evi, a former owner of and current employee of Distribuidora Shopping, owns 0.01% of Tomasetto Achille do Brasil. Both owners also manage the operations of Tomasetto Achille do Brasil.
(c)	A former director of Zavoli, S.r.L together with the Director of Sales and Marketing of Zavoli and the former Controller of Zavoli own 100% of Luca Impex.
(d)	MTE S.r.L. is 50% owned by MTM S.r.L., and is accounted for using the equity method.
(e)	The Company’s Chief Executive Officer serves on the board of directors of and owns 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L., along with his brother, Pier Antonio Costamagna.
(f)	The Company’s Chief Executive Officer owns 100% of Biemmedue S.p.A., 100% of IMCOS Due S.r.L. and 46% of MTM Hydro S.r.L. with his immediate family and serves on the board of directors for each company.
(g)	Ningbo is 100% owned by MTM Hydro S.r.L. and is indirectly 46% owned by the Company’s Chief Executive Officer and his immediate family.
(h)	IMPCO/BRC Egypt is 50% owned by IMPCO, and is accounted for using the equity method.
(i)	A.R.S. Elettromeccanica is owned by Biemmedue S.p.A., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(j)	WMTM Equipamento de Gases Ltda. (“WMTM”) was 50% owned by BRC through May 5, 2009. The remaining 50% was acquired by BRC on May 5, 2009. Accordingly, WMTM was accounted for using the equity method through May 5, 2009 and beginning May 5, 2009 WMTM intercompany balances were eliminated upon consolidation. During 2008, sales to WMTM were recorded on the cash basis; revenue attributed to sales to WMTM was deferred until receipt of payment and inventory was recorded on a consignment basis. As of December 31, 2008, the amounts billed to WMTM but not yet collected totaled $3.2 million, respectively. As of December 31, 2008, inventory on consignment at WMTM was $1.3 million and such amounts were reflected as consigned inventory after elimination of profit of $1.1 million, net of reserve of $0.8 million.

Purchases, Sales and Other Transactions with Related Parties

For the six months ended June 30, 2009, the Company purchased products from MTE, TCN, Europlast, A.R.S. Elettromeccanica, TCN Vd, Biemmedue, Tecno GNC, Ningbo and MTM Hydro for approximately $2.8 million, $2.6 million, $1.6 million, $1.0 million, $0.8 million, $0.4 million, $0.1 million, $47,000 and $3,000, respectively. For the six months ended June 30, 2009, the Company also sold Europlast, Tecno GNC and MTE products in the amount of approximately $30,000, $16,000 and $2,000, respectively. For the period-to-date through May 5, 2009, the Company sold inventory to WMTM of approximately $0.1 million. On May 5, 2009, the Company completed the acquisition of the remaining 50% of WMTM and accordingly, sales to WMTM have been eliminated in consolidation since that date.

For the six months ended June 30, 2008, the Company purchased products from MTE, TCN, Europlast, Biemmedue and MTM Hydro for approximately $5.7 million, $3.5 million, $2.9 million, $41,000 and $20,000, respectively. For the six months ended June 30, 2008, the Company also sold products to WMTM, Jehin Engineering Company, Ltd. (“Jehin”), Europlast, MTE and MTM Hydro products in the amount of approximately $0.5 million, $0.1 million, $0.1 million, $12,000 and $2,000, respectively.

In the first quarter of 2008, the Company acquired certain intellectual property and customer relationships from Jehin for $0.2 million. The purchase price of $0.2 million included approximately $43,000 in transaction related costs.

As of December 31, 2008, BRC and MTM leased an aggregate of six facilities from IMCOS Due S.r.L., which is referred to as IMCOS Due, a real estate investment company owned 100% by Mariano Costamagna (the Company’s Chief Executive Officer), Pier Antonio Costamagna (Director of Mechanical Engineering of MTM) and members of their immediate families. During the first quarter of 2009, MTM began leasing an additional facility from IMCOS Due. Total lease payments to IMCOS Due during the six months ended June 30, 2009 and 2008 were approximately $0.7 million and $0.9 million, respectively.

In addition, the Company also leases buildings from Luca Impex, a real estate investment company, for which Oriano Pollini, a former director of Zavoli, S.r.L., a subsidiary of BRC, together with Cesare Pollini, Director of Sales and Marketing of Zavoli, and Federica Pollini, former Controller of Zavoli, own 100% of Luca Impex. The Company paid Luca Impex lease payments of $0.1 million during each of the six months ended June 30, 2009 and 2008.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

The Company also leases buildings from GNC Vicar for which Carlo Evi, former owner of and current employee of Distribuidora Shopping, a subsidiary of BRC, and together with an individual related to two current employees of Distribuidora Shopping, own 100% of GNC Vicar. The Company paid GNC Vicar lease payments of $0.2 million during the six months ended June 30, 2009.

13. Equity Investments

The Company’s investments in its subsidiaries are comprised exclusively of investments in the unconsolidated subsidiaries of BRC of approximately $3.5 million and $3.3 million as of June 30, 2009 and December 31, 2008, respectively. The Company’s share in the income of BRC’s unconsolidated affiliates was $0.3 million for the six months ended June 30, 2009 and $0.1 million for the six months ended June 30, 2008.

BRC uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. BRC owned 50% of WMTM through May 5, 2009, and accounted for its share in the operating results of WMTM using the equity method of accounting through that date. BRC completed the acquisition of the remaining 50% of WMTM on May 5, 2009, and fully consolidated the balance sheet and operating results of WMTM from that date forward.

The condensed balance sheets for BRC’s unconsolidated affiliates as of June 30, 2009 and December 31, 2008 and the statements of operations for the three and six months ended June 30, 2009 and 2008 are presented below (in thousands):

	June 30, 2009	December 31, 2008
Current assets	$9,863	$21,018
Non-current assets	2,448	5,646

Total assets	$12,311	$26,664

Current liabilities	$3,992	$7,645
Long-term liabilities	735	7,852
Stockholders’ equity	7,584	11,167

Total liabilities and stockholders’ equity	$12,311	$26,664

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$2,063	$7,941	$4,689	$13,323
Cost of revenue and operating expenses	1,623	6,685	4,137	11,643

Operating income	440	1,256	552	1,680
Interest income (expense), net	—	262	(24)	242
Other income (expense), net	(9)	(138)	5	(236)

Pre-tax income	431	1,380	533	1,686
Provision for income taxes	170	413	221	521

Net income	$261	$967	$312	$1,165

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

BRC’s share of earnings from its investment in unconsolidated affiliates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income, net-BRC investees	$261	$967	$312	$1,165
% equity interest (1)	Various	Various	Various	Various

Share in earnings	131	506	156	605
Other income (expense), net	62	(597)	150	(528)

Net income (loss)	$193	$(91)	$306	$77

(1)	Ranges from 13.59% to 50%.

14. Goodwill and Intangibles

Goodwill relates to the allocation of the purchase price resulting from the Company’s business acquisitions, the majority of which is attributable to the acquisition of BRC and BRC’s subsequent acquisition of Zavoli on July 2, 2007 and Distribuidora Shopping on January 15, 2009 (see Note 3).

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

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2009 (unaudited) are as follows (in thousands):

	December 31, 2008	Additions from purchase accounting	Impairment Charges	Currency Translation	June 30, 2009
IMPCO Operations	$4,792	$—	$—	$(4)	$4,788
BRC Operations	36,503	9,198	—	(970)	44,731

	$41,295	$9,198	$—	$(974)	$49,519

Identified intangible assets arising from the acquisition of BRC consist of existing technology, customer relationships and trade name while identified intangible assets arising from the acquisitions of Zavoli and Distribuidora Shopping consist of existing technology, customer relationships, trade name and non-compete agreements. Intangible assets arising from the acquisition of FuelMaker assets consists of existing technologies. Amortization expense related to existing and purchased technology and customer relationships of $1.7 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements for the six months ended June 30, 2009 was $0.2 million and amortization expense related to trade name for the six months ended June 30, 2008 was $0.2 million. Amortization expense related to trade name and non-compete agreements is reported as a separate component of operating expense.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

At June 30, 2009 and December 31, 2008, intangible assets consisted of the following (in thousands):

	As of June 30, 2009			As of December 31, 2008
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	$17,632	$(6,716)	$10,916	$10,883	$(5,711)	$5,172
Purchased technology	193	(145)	48	193	(96)	97
Customer relationships	7,993	(2,515)	5,478	4,677	(1,896)	2,781
Tradename	2,724	(761)	1,963	2,031	(641)	1,390
Non-compete agreements	1,100	(354)	746	830	(249)	581

Total	$29,642	$(10,491)	$19,151	$18,614	$(8,593)	$10,021

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expenses
Six months ending December 31, 2009	$2,133
2010	4,064
2011	3,924
2012	2,573
2013	1,974
2014	1,782
Thereafter	2,701

Total	$19,151

15. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the six months ended June 30, 2009, two customers represented 16.1% and 10.2%, respectively, of consolidated sales. For the six months ended June 30, 2008, one customer represented 10.0% of consolidated sales.

Accounts Receivable

At June 30, 2009, three customers represented 15.8%, 14.2% and 10.0%, respectively, of consolidated accounts receivable. At December 31, 2008, two customers represented 15.2% and 14.8%, respectively, of the consolidated accounts receivable.

16. Subsequent Events

Intesa Sanpaolo Unsecured Committed Credit Facility

On July 10, 2009, Fuel Systems and IMPCO converted its existing uncommitted, unsecured, revolving short-term credit facility (see Note 4) with Intesa into a committed, unsecured, revolving credit facility. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments, but does not currently intend to use any of the funds for its own purposes.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2009

(Unaudited)

The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.50% of the average daily unused amount and also includes financial covenants regarding the Company’s ratio of net debt to EBITDA, consolidated net worth and aggregate debt level.

Acquisition of Teleflex Incorporated’s Power Systems Business

On July 19, 2009, the Company entered into an equity interest purchase agreement (the “Equity Interest Purchase Agreement”) through which Fuel Systems agreed to acquire Teleflex Incorporated’s Power Systems business (the “Power Systems Business”). On August 4, 2009, the Company completed the acquisition of Teleflex Incorporated’s Power Systems business (the “Power Systems Business”) for $14.5 million in an all cash transaction ($15.0 million less $0.5 million of cash acquired). The Power Systems Business operates in Canada, The Netherlands and Italy and manufactures, imports and exports auxiliary power systems and anti-idling auxiliary power units for transportation and industrial vehicles. The Company acquired the equity interests of the Power Systems Business companies and partnerships, including Teleflex Ecotrans Technologies Inc. and Teleflex GFI Control Systems, Inc. which includes industrial and transportation alternative fuel components and systems and auxiliary power systems.

Stockholder Protection Rights Agreement

On July 21, 2009, the Company and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.) entered into Amendment No. 1 to the Company’s Stockholder Protection Rights Agreement, dated as of June 27, 2006 (the “Rights Agreement”), to extend the expiration date of the Rights Agreement from July 22, 2009 to July 22, 2019. No other material changes were made to the Rights Agreement.

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

The Company is organized into two business segments, IMPCO operations and BRC operations. IMPCO operations manufactures and sells products for use primarily in the industrial market, including complete certified engines, fuel systems, parts and conversion systems for applications in the transportation, material handling, stationary and portable power generator markets. Its sales are conducted through its U.S. and foreign facilities in the Netherlands and Japan and through distribution channels. BRC operations manufactures, installs and sells products for use primarily in the transportation market in Italy and through its foreign facilities in Argentina, Brazil and Australia. Our IMPCO operations recently announced its intention to expand into the U.S. automotive alternative fuel transportation market. As of June 30, 2009, the IMPCO operations had not yet derived any significant sales from the U.S. automotive alternative fuel transportation market. Corporate expenses consist of general and administrative expenses at Fuel Systems. Intercompany sales between IMPCO operations and BRC operations have been eliminated in the results reported.

Revenue for the three and six months ended June 30, 2009 decreased by approximately $6.0 million and $20.5 million to $92.3 million and $172.4 million, respectively, from $98.3 million and $192.9 million, respectively, for the same periods in 2008.

Net income for the three months ended June 30, 2009 was $7.4 million, or $0.46 per diluted share, as compared to net income of $4.6 million, or $0.29 per diluted share, for the same period in 2008. Net income for the six months ended June 30, 2009 was $14.5 million, or $0.90 per diluted share compared to $10.8 million or $0.69 per diluted share during the same period in the prior year. The increase in net income during second quarter 2009 and first half 2009 was due to an increase in sales for post production OEM conversions, partially offset by the slowdown of sales for aftermarket conversion kits in the transportation market and sales in the industrial market; in addition, net income for second quarter 2008 and first half 2009 included a goodwill impairment charge of $3.9 million.

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

Acquisition of FuelMaker Corporation Assets

On May 28, 2009, we completed the acquisition of selected assets and technology for compressed natural gas (CNG) refueling products manufactured by FuelMaker Corporation (“FuelMaker”) and American Honda Motor Co., Inc. (“American Honda”), including the home refueling appliance marketed under the Phill™ brand, for approximately $7.0 million in cash.

As part of the purchase agreements, we have agreed to fulfill certain FuelMaker service obligations and have assumed certain outstanding purchase orders. In an additional agreement with American Honda, MTM has made provisions to license technology back to American Honda under certain circumstances to support its natural gas vehicle activities.

We are in the process of finalizing valuations of intangible assets; thus the allocation of the purchase price is subject to refinement.

Purchase of Remaining 50% Interest in WMTM

On May 5, 2009, we purchased the remaining 50% ownership interest in WMTM Equipamentos de Gases, Ltda (“WMTM”), from White Martin Gases Industriais S.A. (“White Martin”), BRC Brasil’s 50% joint venture partner in WMTM, for approximately R$5.0 million (approximately $2.3 million U.S. dollars) of which R$1.0 million (approximately $0.5 million U.S. dollars) was paid on the closing date and a monthly installment of R$0.5 million was paid in June, July and August 2009. The remaining R$2.5 million (approximately $1.2 million U.S. dollars) will be paid in three monthly installments of R$0.5 million (approximately $0.2 million U.S. dollars) from September 5, 2009 through November 5, 2009 and a last installment of R$1.0 million (approximately $0.5 million U.S. dollars) to be paid on December 5, 2009. The results of WMTM are consolidated within BRC operations segment. Revenues in 2009 were $0.4 million.

We are in the process of finalizing valuations of certain tangible and intangible assets; thus the allocation of the purchase price is subject to refinement and could result in a gain or loss in accordance with SFAS 160. We have determined that the acquisition of the remaining 50% of WMTM was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Capital Transactions

On June 26, 2009, we completed the public sale to selected institutional investors of an aggregate of 1,500,000 shares of our common stock at a price of $20.00 per share. Net proceeds from the offering were $27.7 million, after deducting offering expenses and placement agency fees. The sale of the shares was made in a directed public offering pursuant to subscription agreements, dated June 22, 2009, between us and each of the purchasers. We intend to use the net proceeds of the offering for general corporate purposes, which may include the repayment or refinancing of indebtedness or the acquisition of complementary products or businesses.

Intesa Sanpaolo Unsecured Committed Credit Facility

On July 10, 2009, Fuel Systems and IMPCO converted its existing uncommitted, unsecured, revolving short-term credit facility (see Note 4) with Intesa into a committed, unsecured, revolving credit facility. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments, but does not currently intend to use any of the funds for its own purposes.

The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.50% of the average daily unused amount and also includes financial covenants regarding the Company’s ratio of net debt to EBITDA, consolidated net worth and aggregate debt level.

Acquisition of Teleflex Incorporated’s Power Systems Business

On July 19, 2009, we entered into an equity interest purchase agreement (the “Equity Interest Purchase Agreement”) through which we agreed to acquire Teleflex Incorporated’s Power Systems business (the “Power Systems Business”). On August 4, 2009, we completed the acquisition of Teleflex Incorporated’s Power Systems business (the “Power Systems Business”) for $14.5 million in an all cash transaction ($15.0 million less $0.5 million of cash acquired) . The Power Systems Business operates in Canada, The Netherlands and Italy and manufactures, imports and exports auxiliary power systems and anti-idling auxiliary power units for transportation and industrial vehicles. We acquired the equity interests of the Power Systems Business companies and partnerships, including Teleflex Ecotrans Technologies Inc. and Teleflex GFI Control Systems, Inc. which includes industrial and transportation alternative fuel components and systems and auxiliary power systems.

Stockholder Protection Rights Agreement

On July 21, 2009, the Company and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.) entered into Amendment No. 1 to the our Stockholder Protection Rights Agreement, dated as of June 27, 2006, to extend the expiration date of the rights agreement from July 22, 2009 to July 22, 2019. No other material changes were made to the rights agreement.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes, subsequent to December 31, 2008, to the information previously disclosed in our Annual Report on Form 10-K with respect to our critical accounting policies, except for the following:

Business Combinations

In accordance with SFAS No. 141R (revised 2007), Business Combinations (“SFAS 141R”), we allocate the purchase prices of acquired businesses to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Such a valuation requires significant estimates and assumptions, including but not limited to future expected cash flows from acquired businesses and the brand and market position of the acquired businesses. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions, however, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. We continue to evaluate events and circumstances on an ongoing basis.

Results of Operations

The following table sets forth our revenue and operating income (in thousands):

	Revenue Three Months Ended June 30,		Revenue Six Months Ended June 30,
	2009	2008	2009	2008
IMPCO Operations	$10,656	$25,016	$29,094	$51,542
BRC Operations	81,667	73,268	143,311	141,342

Total	$92,323	$98,284	$172,405	$192,884

	Operating Income Three Months Ended June 30,		Operating Income Six Months Ended June 30,
	2009	2008	2009	2008
IMPCO Operations	$(1,826)	$2,124	$729	$4,674
BRC Operations	16,637	10,313	27,390	23,374
Corporate Expenses (1)	(2,332)	(2,223)	(4,282)	(4,442)

Total	$12,479	$10,214	$23,837	$23,606

(1)	Represents corporate expense not allocated to either of the business segments.

For the quarter ended June 30, 2009, revenue decreased approximately $6.0 million, or 6.1%, to $92.3 million from $98.3 million for the three months ended June 30, 2008. The decrease in revenue for the second quarter of 2009 as compared to the second quarter of 2008 was due primarily to a decrease in revenue from IMPCO operations of $14.4 million, partially offset by an increase in revenue from BRC operations of $8.4 million. For the six months ended June 30, 2009, revenue decreased approximately $20.5 million, or 10.6%, to $172.4 million from $192.9 million for the six months ended June 30, 2008. The decrease in revenue for the six months ended June 30, 2009 is primarily due to a decrease in revenue from IMPCO operations of $22.5 million, partially offset by an increase of $2.0 million in revenue from our BRC operations.

For the quarter ended June 30, 2009, operating income increased approximately $2.3 million or 22.2% to $12.5 million from $10.2 million for the three months ended June 30, 2008. The increase in operating income for the quarter ended June 30, 2009 was primarily composed of an increase in operating income from BRC operations of $6.3 million, partially offset by a decrease in IMPCO operations operating income of $3.9 million and an increase in corporate expenses of $0.1 million. For the six months ended June 30, 2009, operating income increased approximately $0.2 million, or 1.0%, to $23.8 million from $23.6 million for the six months ended June 30, 2008. The increase in operating income for the six months ended June 30, 2009 was composed of a decrease in corporate expenses of $0.1 million, plus an increase in operating income from BRC operations of $4.0 million, partially offset by a decrease in IMPCO operations operating income of $3.9 million.

IMPCO Operations. For the three months ended June 30, 2009, revenue for IMPCO operations decreased by approximately $14.4 million, or 57.4%, as compared to the same period in the prior year. For the six months ended June 30, 2009, revenue decreased by approximately $22.5 million, or 43.6%, as compared to the same period in the prior year. The decrease in revenue during the second quarter of 2009 and the first half of 2009 was due primarily to a decrease in demand in the industrial market caused by reduced spending by original equipment manufacturers as a result of uncertainties associated with the U.S. economy combined with competitive pressures.

For the three months ended June 30, 2009, the operating loss for IMPCO operations was $1.8 million, or (17.1)% of revenue, compared to operating income of $2.1 million or 8.5% of revenue, for the same period in 2008. For the six months ended June 30, 2009, operating income was $0.7 million, or 2.5% of revenue, compared to $4.7 million or 9.1% of revenue for the same period in 2008. The decrease in operating income is due to the decrease in gross profit. The decrease in gross profit is a result of a decrease in revenue combined with an erosion in gross margins due to decreased absorption of fixed costs.

BRC Operations. For the three months ended June 30, 2009, revenue for this segment increased by approximately $8.4 million, or 11.5%, to $81.7 million as compared to $73.3 million during the same period in the prior year. BRC’s revenue for the second quarter of 2009 includes a decrease of approximately $9.8 million from the weakening of local currencies compared to the dollar from the second quarter of 2008. After considering the impact of foreign exchange rates, revenue in the second quarter of 2009 for BRC had a net increase of $18.2 million from the second quarter of 2008. The increase in revenue during second quarter 2009 was due to an increase in sales for post production OEM conversions and contribution to revenue of $4.1 million from the Distribuidora Shopping acquisition, partially offset by the slowdown of sales for aftermarket conversion kits in the transportation market driven by decreasing gasoline prices, seasonality and the global economic climate. For the six months ended June 30, 2009, revenue for this segment increased by approximately $2.0 million, or 1.4%, to $143.3 million as compared to $141.3 million during the same period in the prior year. BRC’s revenue for the first half of 2009 includes a decrease of approximately $19.1 million from the weakening of local currencies compared to the dollar from the second quarter of 2008. After considering the impact of foreign exchange rates, revenue for the first half of 2009 for BRC had a net increase of $21.1 million from the first half of 2008. The increase in revenue in 2009 was due to an increase in sales for post production OEM conversions and contribution to revenue of $6.6 million from the Distribuidora Shopping acquisition, partially offset by the slowdown of sales for aftermarket conversion kits in the transportation market driven by decreasing gasoline prices, seasonality and the global economic climate.

For the three months ended June 30, 2009, operating income for BRC was $16.6 million, or 20.4% of revenue, compared to $10.3 million, or 14.1% of revenue, for the same period in 2008. The increase in operating income of 61.3% was primarily due to the increase in revenues combined with an increase in our gross margin. The increase in our gross margin is attributed to the increase in unit volume output from post production OEM conversions in the second quarter of 2009 compared to the second quarter of 2008. For the six months ended June 30, 2009, operating income for BRC was $27.4 million, or 19.1% of revenue, compared to $23.4 million, or 16.5% of revenue, for the same period in 2008. The increase in operating income of 17.2% was primarily due to the increase in revenues combined with an increase in our gross margin. The increase in our gross margin is attributed to the increase in unit volume output from post production OEM conversions in the first half of 2009 compared to the first half of 2008.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses for the three and six months ended June 30, 2009 were $2.3 million and $4.3 million, respectively, an increase of $0.1 million and a decrease of $0.2 million from the same periods of 2008, respectively. Corporate expenses in 2009 remained fairly consistent as compared to prior year.

Other Expense, Net. Other income (expense), net was primarily composed of foreign exchange gains and losses between the U.S. dollar and the euro with respect to “marking to market” of the intercompany MTM loan balance. For the six months ended June 30, 2009, we recognized approximately $0.9 million in gains on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro. For the three months ended June 30, 2008, we recognized approximately $25,000 in losses on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro. For the six months ended June 30, 2008, we recognized approximately $1.2 million in losses on foreign exchange in connection with the MTM loan between the U.S. dollar and the euro, partially offset by a gain on the related foreign currency agreement of approximately $0.1 million.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Interest Expense, Net. Net interest expense for the three and six months ended June 30, 2009 was approximately $0.5 million and $0.9 million, compared to net interest expense of approximately $0.2 million and $0.4 million for the corresponding period in 2008. The increase in net interest expense is due to our increase in borrowings to fund our acquisitions.

Equity Share in Income (Loss) of Unconsolidated Affiliates. For the three and six months ended June 30, 2009, we recognized $0.2 million and $0.3 million, respectively, of our share in the income of BRC’s unconsolidated affiliates. For the three and six months ended June 30, 2008, we recognized ($0.1) million and $0.1 million, respectively, for our share in the (loss) income of BRC’s unconsolidated affiliates.

Provision for Income Taxes. Income tax expense for the three months ended June 30, 2009 was approximately $5.6 million for our foreign operations representing an effective tax rate of 43.7%, which consisted of the provision for our foreign operations. Income tax expense for the six months ended June 30, 2009 was approximately $10.3 million for our foreign operations representing an effective tax rate of 42.2%, which consisted of the provision for our foreign operations. The Company has not recorded a benefit for losses incurred in the United States for both the three and six months ended June 30, 2009. The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result in the fluctuation of earnings in the various jurisdictions.

Liquidity and Capital Resources

Historically, our principal sources of liquidity have consisted of cash generated from operations, debt financing, and cash and cash equivalents. In addition, these sources of cash provide for capital expenditures, research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

At June 30, 2009, our cash and cash equivalents totaled approximately $53.1 million, an increase of $26.6 million from the $26.5 million of cash and cash equivalents at December 31, 2008.

At June 30, 2009, we had approximately $42.0 million of outstanding debt and credit lines with an aggregate unused borrowing capacity of $29.4 million.

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

Due to certain requirements arising under Italian law, Mariano Costamagna (our Chief Executive Officer) and Pier Antonio Costamagna (Director of Mechanical Engineering of MTM) had jointly and severally guaranteed IMPCO’s performance under the MTM loan. In return for their guarantees, we had pledged our equity interest in BRC as collateral in the event the guarantee was utilized. Since we repaid the entire balance on January 22, 2009 and fulfilled our financial obligation under the MTM loan, the guarantors have cancelled the guarantees and released the Company from its equity pledge.

Intesa SanPaolo Revolving Line of Credit. IMPCO U.S. and Fuel Systems entered into an uncommitted line of credit that is callable on demand with Intesa SanPaolo S.p.A. dated December 17, 2008 with a maximum aggregate principal amount outstanding of $13.0 million. Each loan under the credit facility may be made for a length of time up to three months and will bear interest at a floating rate of the bank’s prime rate plus 0.5%. This floating interest rate may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. At June 30, 2009, there was $7.2 million outstanding under this credit facility at an interest rate of 3.8%.

MTM Credit Agreements

Unicredit Bank Medio Credito Term Loan. On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy, in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds of the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004. The payment terms are such that MTM will pay $0.7 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR rate plus 1% per annum, which was 2.1% and 3.9% at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008 the amount outstanding was approximately $1.4 million and $2.8 million, respectively. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80. In addition, MTM is required to maintain net assets of at least $28.1 million based on the average interbank currency exchange rate on June 30, 2009. At June 30, 2009, MTM was in compliance with these covenants.

Borrowings from Banca IMI and Intesa SanPaolo. On December 22, 2008, MTM entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $21.1 million converted into U.S. dollars based on the average interbank currency exchange rate on June 30, 2009) to be used for the acquisitions of Distribuidora Shopping and certain assets from FuelMaker (see Note 3) as well as for investments in our subsidiaries and certain capital expenditures for research and development. On January 15, 2009, MTM drew down €10.0 million (approximately $13.2 million converted into U.S. dollars based on the average interbank currency exchange rate on January 15, 2009) from this financing agreement and on May 28, 2009 MTM drew down the remaining to €5.0 million (approximately $7.0 million converted to U.S. dollars based on the average interbank currency exchange rate on May 28, 2009). At June 30, 2009, approximately $21.1 million was owed under this agreement. There were no amounts outstanding on this financing agreement as of December 31, 2008.

In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and we are obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna, our Chief Executive Officer, and his family to hold, directly or indirectly, 10% of the outstanding capital stock of FSYS, unless the reduction in ownership is attributable to one or more issuances of FSYS capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At June 30, 2009, MTM was in compliance with these covenants. All of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables are pledged to secure the loan.

Lines of Credit. At June 30, 2009, MTM had unsecured lines of credit amounting to approximately $3.2 million, based on the average interbank currency exchange rate at June 30, 2009, with no outstanding balance at June 30, 2009 and December 31, 2008. During the first quarter of 2009, MTM renegotiated certain limited terms associated with the lines of credit. At June 30, 2009, the fixed and variable interest rates for the unsecured lines of credit ranged between 0.1% and 1.8% with a weighted average of 0.7%. These lines can also be used for overdraft borrowings up to the available capacity at fixed and variable interest rates ranging between 3.9% and 8.8% with a weighted average of 6.2% at June 30, 2009.

Additionally, MTM has in aggregate up to $16.6 million in lines of commercial credit collateralized by customer accounts receivable, based on the average interbank currency exchange rate at June 30, 2009, all of which was available for borrowing. During the first quarter of 2009, MTM renegotiated certain limited terms associated with the lines of credit. At June 30, 2009, the fixed and variable interest rates for the commercial lines of credit ranged between 1.1% and 3.9% with a weighted average of 2.0%. There was no balance outstanding at June 30, 2009, and December 31, 2008, respectively. These lines of credit are callable on demand.

BRC Credit Agreements

Zavoli Acquisition Term Loan. On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa SanPaolo S.p.A. of Italy, from which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli on July 2, 2007 for approximately $8.5 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR rate plus 0.4% per annum, which was 1.7% and 3.4% at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008 the amount outstanding was $5.1 million and $5.8 million, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at the end of each year, of less than 1.25 to maintain this rate. At December 31, 2008, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR rate plus 1.2% which was 2.5% at June 30, 2009.

Italian Ministry of Industry Term Loan. In 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The 2002 loan is repayable in semi-annual installments through 2011 at a subsidized interest rate of 2.0%. At June 30, 2009 and December 31, 2008, approximately $0.3 million and $0.4 million, respectively, was owed under this agreement.

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

Overdraft Facility. In October 2008, our subsidiary in the Netherlands also entered into an overdraft facility which had $0.7 million availability based on the average interbank currency exchange rate of the U.S. dollar to the euro on December 31, 2008. The interest rate was variable based on one-month EURIBOR plus 1.25% per annum which was 3.9% at December 31, 2008. As of February 13, 2009, the entire balance was repaid and the overdraft facility was terminated.

In March 2009, our subsidiary in the Netherlands entered into a new overdraft facility that has $1.4 million of availability based on the average interbank currency exchange rate of the U.S. dollar to the euro on June 30, 2009. The interest rate is variable based on one-month EURIBOR plus 1.25% per annum, which was 2.0% at June 30, 2009. Additionally, a liquidity premium, 0.5% per annum at June 30, 2009, is charged per borrower’s request. At June 30, 2009, there was no balance outstanding under this credit facility.

Zavoli Lines of Credit. At June 30, 2009, Zavoli had unsecured lines of credit amounting to approximately $0.3 million, based on the average interbank currency exchange rate at June 30, 2009, with no outstanding balance at June 30, 2009 and December 31, 2008. During the first quarter of 2009, Zavoli renegotiated certain limited terms associated with the lines of credit. At June 30, 2009, the fixed and variable interest rates for the unsecured lines of credit ranged between 0.9% and 1.1% with a weighted average of 1.1%. These lines can also be used for overdraft borrowings up to the available capacity at fixed and variable interest rates ranging between 5.1% and 6.3% with a weighted average of 6.1% at June 30, 2009.

Additionally, Zavoli has in aggregate up to $4.2 million in lines of commercial credit collateralized by customer accounts receivable, based on the average interbank currency exchange rate at June 30, 2009, of which, $2.0 million was available for borrowing. During the first quarter of 2009, Zavoli renegotiated certain limited terms associated with the lines of credit. At June 30, 2009, the fixed and variable interest rates for the commercial lines of credit ranged between 1.8% and 2.8% with a weighted average of 2.1%. At June 30, 2009, there was approximately $2.2 million outstanding under these lines with a weighted average interest rate of 1.8%. There was no balance outstanding as of December 31, 2008. These lines of credit are callable on demand.

Zavoli also has two unsecured lines of credit guaranteed by BRC amounting to approximately $2.8 million, based on the average interbank currency exchange rate at June 30, 2009. One of the lines of credit consists of €1.0 million (approximately $1.4 million converted into U.S. dollars based on the average interbank currency exchange rate on June 30, 2009), all of which is due on September 30, 2009. The second line of credit consists of €1.0 million (approximately $1.4 million converted into U.S. dollars based on the average interbank currency exchange rate on June 30, 2009), all of which is callable on demand. At June 30, 2009, the interest rates for the lines of credit were fixed at 4.0%. At June 30, 2009, there was approximately $2.8 million outstanding under these lines. There was no balance outstanding as of December 31, 2008.

Distribuidora Shopping Lines of Credit. At June 30, 2009, Distribuidora Shopping had unsecured lines of credit amounting to approximately $0.2 million, based on the average interbank currency exchange rate at June 30, 2009, with approximately $16,000 outstanding under these lines at June 30, 2009. At June 30, 2009, the interest rates for the unsecured lines of credit ranged between 18.0% and 21.0% with a weighted average of 19.2%. These lines of credit are callable on demand.

Other Loans. We finance, through third party lenders, certain insurance policies which are payable within a year from the date of financing. At June 30, 2009 and December 31, 2008, the balance of these outstanding loans totaled approximately $0.5 million and $0.1 million, respectively, bearing interest at annual rates of 4.0% at June 30, 2009 and 4.2% at December 31, 2008.

At June 30, 2009, Distribuidora Shopping had borrowings with various financial institutions amounting to approximately $138,000, based on the average interbank currency exchange rate at June 30, 2009, collateralized by customer receivables bearing interest at 4.6%. These borrowings were repaid in July 2009.

Additionally, Distribuidora Shopping had unsecured financing with the Argentine government for payments due for employee social security benefits and income tax liabilities amounting to approximately $0.3 million with interest rates ranging between 18.0% and 24.0% with a weighted average of 23.3% at June 30, 2009. These borrowings mature between November 2009 and April 2010.

As of June 30, 2009, Distribuidora Shopping also had an additional $1.5 million in available borrowings expiring March 31, 2010 which are guaranteed by MTM. There was no balance outstanding at June 30, 2009.

On March 6, 2009, Zavoli S.r.L. entered into a ten-year term loan agreement with Banco Populare Dell’Emilia Romagna Societa Cooperativa of Italy in which Zavoli received €0.4 million (approximately $0.5 million converted into U.S. dollars based on the average interbank currency exchange rate on March 6, 2009). The payment terms are such that Zavoli will pay approximately $13,000 on a quarterly basis throughout the term of the loan and interest based on three-month EURIBOR rate plus 1.35% per annum, which was 2.5% at June 30, 2009. At June 30, 2009, the amount outstanding was $0.6 million.

Liquidity Ratios

Our ratio of current assets to current liabilities was 2.1:1.0 at June 30, 2009 and 1.7:1.0 at December 31, 2008, respectively. At June 30, 2009, our total working capital had increased by $46.8 million to $129.6 million from $82.8 million at December 31, 2008. This increase is due primarily due to the following: (1) an increase in cash and cash equivalents of $26.6 million primarily related to our issuance of 1.5 million shares of common stock in a registered direct offering (2) an increase of $21.2 million in net receivables primarily in BRC operations due to the change in mix of sales between aftermarket and post-production OEM and increase in revenue; (3) an increase of $2.3 million in net inventories consisting of $2.7 million increase in our BRC operations and partially offset by $0.4 million decrease in our IMPCO operations; and (4) a decrease of $23.9 million in accounts payable, which all were partially offset by decreases in working capital due to an increase of $18.7 million in accrued expenses, an increase of $9.8 million in borrowings on revolving lines of credit and increase in borrowings on term loans and other loans of $3.6 million.

Cash Flows

Net cash used in operating activities during the six months ended June 30, 2009 was $7.5 million compared to $25.3 million in net cash provided by operations for the same period in 2008. Cash flows used in operating activities in 2009 consisted of net income of $14.5 million adjusted for non-cash charges for depreciation and amortization expenses of $5.6 million, which included $1.9 million in amortization of intangible assets acquired and $0.6 million in depreciation of the step-up in fair value of BRC’s, Zavoli’s and Distribuidora Shopping’s assets. Cash flows provided by operating activities for the same period in 2008 consisted of net income of $11.7 million adjusted for non-cash charges for depreciation and amortization expenses of $4.6 million, which included $1.5 million in amortization of intangible assets acquired and $0.5 million in depreciation of the step-up in fair value of BRC’s and Zavoli’s assets. In addition, in the first half of 2009 and in the first half of 2008, we received $0.2 million for dividends from an unconsolidated affiliate in both periods.

Other non-cash charges that impacted net income in the first half of 2009 primarily related to the following:

•	$2.7 million increase in the inventory excess and obsolete provision;

•	Partially offset by $1.4 million in unrealized gain from foreign exchange transactions;

•	$0.3 million of our share in income of unconsolidated entities; and

•	$1.6 million unrealized gain on foreign exchange.

Other non-cash charges that impacted net income in the first half of 2008 primarily related to the following:

•

$1.1 million in net unrealized loss on foreign exchange transactions, primarily from the net effect of movements between the U.S. dollar and the euro on the MTM loan balance and the fair value adjustment for the foreign currency derivative instrument which matured in January 2008;

•	$1.0 million related to the inventory excess and obsolete provision;

•	$1.0 million related to the provision for loan to unconsolidated affiliate;

•	$3.9 million related to goodwill impairment loss; and

•	$1.1 million unrealized loss on foreign exchange.

Changes in working capital that affected operating cash flows in the first half of 2009 primarily were due to the following:

•

$18.5 million increase in accounts receivable due to the change in mix of sales between aftermarket and post-production OEM where payment terms with our OEM customers are generally longer than our aftermarket customers;

•	$25.5 million decrease in accounts payable due to payments for increased purchases of inventory in the fourth quarter of 2008; and

•	Partially offset by $14.4 million increase in accrued expenses primarily for income taxes payable related to additional taxable income in 2009 for BRC operations.

•	$3.9 million decrease in inventory, excluding additions from acquisitions, due to efforts to reduce inventory levels;

Changes in working capital that affected operating cash flows in the first half of 2008 primarily were due to the following:

•	$10.4 million increase in accounts receivable due to growth in revenue related to the transportation market;

•	$15.2 million increase in inventory due to our efforts to reduce inventory lead time;

•	Partially offset by $12.7 million increase in accrued expenses; and

•	$13.5 million increase in accounts payable.

Net cash used in investing activities during the six months ended June 30, 2009, was $19.3 million primarily due to the following:

•	$5.6 million related to the purchase of Distribuidora Shopping;

•	$7.0 million related to the purchase of FuelMaker assets; and

•	$6.7 million related to increased purchases of equipment and leasehold improvements to expand manufacturing capacity and investments in our US automotive and engine dressing businesses.

Net cash used in investing activities during the six months ended June 30, 2008 was $5.4 million primarily due to the following:

•	$5.0 million related to increased purchases of equipment and leasehold improvements to expand manufacturing capacity;

•	$0.2 million related to the purchase of a minority interest of a consolidated subsidiary of IMPCO Australia; and

•	$0.2 million related to technology purchased.

Net cash provided by financing activities during the six months ended June 30, 2009, was $52.6 million primarily due to the following:

•	$19.8 million related to proceeds from term loans related to the purchase of Distribuidora Shopping, FuelMaker assets and other working capital requirements for BRC operations;

•	$27.7 million net proceeds from issuance of 1,500,000 shares of our common stock; and

•	$9.4 million related to borrowings on revolving lines of credit for working capital requirements;

•	Partially offset by $4.0 million in payment of term loans.

Net cash used in financing activities during the six months ended June 30, 2008, was $5.1 million primarily due to the following:

•	$2.0 million related to payment of term loans;

•	$3.3 million related to the net payment of lines of credit; and

•	$0.9 million related to payment of dividends to noncontrolling interest in consolidated subsidiaries;

•	Partially offset by $1.5 million related to proceeds from stock options and warrant exercises.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of June 30, 2009:

		Payments Due by Period
(In thousands) Contractual Obligations	Total	Six Months Ending December 31, 2009	Years Ending December 31,
			2010	2011	2012	2013	Thereafter
Revolving lines of credit	$12,212	$12,212	$—	$—	$—	$—	$—
Term and other loans — principal	29,344	5,040	5,982	5,822	5,805	4,269	2,426
Term and other loans — interest	1,712	130	617	445	301	160	59
Capital lease obligations(a)	477	165	240	63	9	—	—
Operating lease obligations(a)(b)	43,388	4,299	7,802	7,733	6,554	6,000	11,000
Other long-term liabilities(c)	239	20	34	32	15	15	123
Other and miscellaneous(a)	1,851	264	529	529	529	—	—

	$89,223	22,130	$15,204	$14,624	$13,213	$10,444	$13,608

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contract. Furthermore, annual lease payments may change as we consolidate our operations or for other reasons.
(b)	Operating lease obligations of $47,000, related to the Seattle facility lease which were accrued as part of restructuring in 2005, are included with “other long-term liabilities” (see (c) below).
(c)	The Company has other long term liabilities amounting to $6.1 million, of which $5.9 million are not shown on this table. Of the $5.9 million, $1.0 million relates to obligations to employees and directors under our deferred compensation plan, $4.3 million relates to mandatory termination payments for Italian employees called the Trattamento di Fine Rapporto required by Italian law. Payments under both of these are paid when employees are terminated. In addition, $0.4 million relates to a liability recorded for potential escheatment of assets in Netherlands and $0.2 million relates to labor and social security contingencies acquired with Distribuidora Shopping. Since the timing of all these items are unknown, these amounts are not included in the table above. Other long term liabilities included in the table above amount to $0.2 million, of which $192,000 relates to a severance agreement with a former CEO and $47,000 relates to the Seattle facility lease, which were accrued as part of restructuring in 2005.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. We adopted SFAS 142R effective January 1, 2009. SFAS 141R has an impact on our accounting for business combinations completed on or after January 1, 2009 including our acquisitions of Distribuidora Shopping S.A., FuelMaker Corporation assets, the remaining 50% of WMTM Equipamentos de Gases, Ltda and Teleflex Incorporated’s Power Systems business.

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

In April 2009, FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP No. FAS 141(R)-1”), which requires certain disclosures related to assets and liabilities acquired through business combinations arising out of potential contingencies. FSP No. FAS 141 (R)- 1 requires assets and liabilities acquired through contingencies to be recorded at fair value on the acquisition date if the fair value can be determined during the measurement period or if it can be determined that it was probable that the asset or liability existed as of the acquisition date and the amount can be reasonably estimated. The provisions do not need to be applied to immaterial items. FSP No. FAS 141 (R)-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Effective January 1, 2009, we adopted FSP No. FAS 141 (R)-1. The adoption of FSP No. FAS

141 (R)-1 has an impact on our accounting for business combinations completed on or after January 1, 2009 including our acquisitions of Distribuidora Shopping S.A., FuelMaker Corporation assets, the remaining 50% of WMTM Equipamentos de Gases, Ltda and Teleflex Incorporated’s Power Systems business.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable U.S. generally accepted accounting principles (“GAAP”) that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009. We adopted SFAS 165 in the second quarter of 2009. In accordance with SFAS 165, we evaluated subsequent events through August 7, 2009, which is the date these financial statements were issued.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46(R)”) and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 will be effective as of the beginning of interim and annual reporting periods beginning after November 15, 2009. The Company is currently assessing the impact that SFAS 167 may have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its financial statements.

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

BRC recorded the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the consolidated balance sheet at March 31, 2006. For the six months ended June 30, 2009 we recognized gains of approximately $2.4 million and unrealized losses of approximately $0.6 million, respectively, on foreign exchange in our consolidated statements of income.

Because of our significant operations outside of the United States, we engage in business relationships and transactions that involve many different currencies. Exchange rates between the U.S. dollar and the local currencies in these foreign locations where we do business can vary unpredictably. These variations may have an effect on the prices we pay for key materials and services from overseas vendors in our functional currencies under agreements that are priced in local currencies. For the six months ended June 30, 2009, non-US operations accounted for approximately 90% of our revenues and euro denominated revenues accounted for 79% of our total revenues. If exchange rates with local currencies decline, our effective costs for such materials and services would increase, adversely affecting our profitability. We currently do not and may not in the future be able to hedge against these risks.

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

Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A.	Risk Factors

The risk factors contained in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 could materially affect our business, financial position and results of operations and you should consider them carefully. There are no material changes from the risk factors set forth in our Form 10-K other than the following risks:

We engage in related party transactions, which could result in a conflict of interest involving our management.

We have engaged in the past, and continue to engage, in a significant number of related party transactions, specifically between the Company’s foreign subsidiaries and members of the family of our CEO and largest shareholder, his brother, companies our CEO’s family owns in part or may control and companies that employees and service providers own in whole or in part and former owners of the companies we have purchased in foreign countries. Many of these relationships stem from the fact that when we acquired these foreign subsidiaries they were privately owned and such transactions are not uncommon in privately owned companies. Our Board and its Committees seek to review such related party transactions which are on going and review new transactions which may be proposed for various issues related to the effect on our business. We cannot assure you that the terms of the transactions with these various related parties are on terms as favorable to us as those that could have been obtained in arm’s-length transactions with third parties, or that the existing policies and procedures are sufficient to identify and completely address conflicts of interest that may arise. Related party transactions could result in related parties receiving more favorable treatment than an unaffiliated third party would receive, although these parties may provide services that are not readily available elsewhere in some situations. In addition, related party transactions present difficult conflicts of interest, could result in significant and minor disadvantages to our company and may impair investor confidence, which could have an adverse effect on our financial condition, liquidity and results of operations. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our shareholders.

Expiration of Italian government incentives for post-production OEM conversions may materially adversely affect our revenue and operating results.

The Italian government in early 2009 provided significantly increased economic incentives for the purchase before December 31, 2009 of new dual fuel consumer automobiles, commercial transportation vehicles and motorbikes which use compressed natural gas (NPG) or liquid propane gas (LPG). These incentives, combined with our investment in OEM conversion facilities in Italy, stimulated significant growth in the first half of 2009 of our BRC division revenues and operating income. While we believe the Italian government incentives for 2009 purchases increased demand for our post-production OEM conversions in Italy, we also believe that demand is stimulated by the lower price, when compared to gasoline, of CNG and LPG in Italy and elsewhere in Europe. While we believe that the Italian government may extend the incentives beyond 2009, we can offer no assurance that the incentives will be continued or will not be significantly reduced. The expiration or reduction of the Italian government incentives may significant reduce demand for our post-production OEM conversions and, accordingly, materially reduce the revenue and operating results from our BRC operations and thereby our company as a whole.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following tables provide information on sales and purchases of our common shares outstanding made by us during the three months ended June 30, 2009. These sales and purchases were made in open-market transactions in order to provide for the Company’s obligations under our deferred compensation plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2009	1,539	$15.19	n/a	n/a
May 1–31, 2009	—	—	n/a	n/a
June 1–30, 2009	—	—	n/a	n/a

Total	1,539	$15.19	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

2.1	Equity Interest Purchase Agreement, dated as of July 19, 2009, by and among Fuel Systems Solutions, Inc. and Teleflex Incorporated (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 22, 2009).

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

4.1	Amendment No. 1 to Stockholder Protection Rights Agreement, dated as of July 21, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 21, 2009).

10.1	Purchase Agreement between MTM S.r.L. and Mcintosh & Morawetz Inc., in its capacity as Interim Receiver and Receiver and Manager of FuelMaker Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 6, 2009).

10.2	Asset purchase Agreement dated April 30, 2009 between 2045951 Ontario Inc., American Honda Motor Co., Inc. and MTM S.r.L. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 6, 2009).

10.3	Form of Subscription Agreement between Fuel Systems Solutions, Inc. and each purchaser of securities, dated June 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 23, 2009).

10.4	Committed Credit Facility dated July 10, 2009 between Fuel Systems, Inc./IMPCO Technologies, Inc. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17, 2009).

10.5	2009 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 9, 2009).

10.6	2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 9, 2009).

10.7	Equity Interest Purchase Agreement, dated as of July 19, 2009, by and among Fuel Systems Solutions, Inc. and Teleflex Incorporated (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 22, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL SYSTEMS SOLUTIONS, INC.

Date: August 7, 2009	By:	/s/ MATTHEW BEALE
Matthew Beale
President and Chief Financial Officer