Form 10-Q
period 2009-09-30
Fuel Systems Solutions, Inc.
filed 2009-11-06
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-32999

FUEL SYSTEMS SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3960974
(State of Incorporation)	(IRS Employer I.D. No.)

780 Third Avenue 25th Floor New York, NY 10017

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (646) 502-7170

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2009:

17,586,672 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$44,562	$26,477
Accounts receivable less allowance for doubtful accounts of $5,297 and $3,293 at September 30, 2009 and December 31, 2008, respectively	112,923	70,009
Inventories:
Raw materials and parts	55,300	38,925
Work-in-process	1,766	1,700
Finished goods	43,702	50,253
Inventory on consignment with unconsolidated affiliates	701	1,732

Total inventories	101,469	92,610
Deferred tax assets, net	6,537	5,734
Other current assets	7,817	5,749
Related party receivables	170	69

Total current assets	273,478	200,648

Equipment and leasehold improvements:
Dies, molds and patterns	5,043	3,889
Machinery and equipment	36,724	25,996
Office furnishings and equipment	14,303	11,198
Automobiles and trucks	3,013	2,235
Leasehold improvements	10,141	8,098

	69,224	51,416
Less accumulated depreciation and amortization	29,552	23,744

Net equipment and leasehold improvements	39,672	27,672
Goodwill	56,183	41,295
Deferred tax assets, net	164	174
Intangible assets, net	25,187	10,021
Investment in unconsolidated affiliates	3,777	3,334
Other assets	3,381	4,183

Total Assets	$401,842	$287,327

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,429	$65,224
Accrued expenses	61,504	34,212
Current revolving lines of credit	3,177	2,413
Current portion of term loans and other loans	7,920	4,470
Current portion of capital leases	213	192
Deferred tax liabilities, net	750	112
Related party payables	8,002	11,263

Total current liabilities	137,995	117,886
Term loans and other loans	22,111	4,689
Capital leases	206	238
Other liabilities	7,203	6,258
Deferred tax liabilities	8,221	4,301

Total liabilities	175,736	133,372

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 17,600,164 issued and 17,584,672 outstanding at September 30, 2009; and 15,801,745 issued and 15,749,783 outstanding at December 31, 2008	18	16
Additional paid-in capital	257,286	220,270
Shares held in treasury 15,492 and 51,962 shares at September 30, 2009 and December 31, 2008, respectively	(652)	(1,399)
Accumulated deficit	(49,380)	(79,354)
Accumulated other comprehensive income	18,834	14,422

Total stockholders’ equity	226,106	153,955

Total Liabilities and Stockholders’ Equity	$401,842	$287,327

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$116,203	$105,539	$288,608	$298,423
Cost of revenue	76,800	74,841	196,242	211,661

Gross profit	39,403	30,698	92,366	86,762
Operating expenses:
Research and development expense	3,839	2,706	10,053	8,236
Selling, general and administrative expense	12,337	9,730	34,995	32,560
Goodwill impairment loss	—	—	—	3,907
Amortization of intangible assets	140	91	393	282

Total operating expenses	16,316	12,527	45,441	44,985

Operating income	23,087	18,171	46,925	41,777
Other income (expense), net	2,683	370	4,234	(794)
Interest expense, net	(459)	(51)	(1,368)	(443)

Income before income taxes, equity share in income (loss) of unconsolidated affiliates and extraordinary gain	25,311	18,490	49,791	40,540
Equity share in income (loss) of unconsolidated affiliates	188	(58)	494	19
Income tax expense	(9,989)	(6,769)	(20,311)	(17,187)

Income before extraordinary gain	15,510	11,663	29,974	23,372
Extraordinary gain	—	243	—	243

Net Income	15,510	11,906	29,974	23,615
Less: Net income attributable to non-controlling interests	—	39	—	914

Net income attributable to Fuel Systems	$15,510	$11,867	$29,974	$22,701

Basic earnings per share:
Income before extraordinary gain attributable to Fuel Systems	$0.88	$0.74	$1.81	$1.44

Per share effect of extraordinary gain	$—	$0.01	$—	$0.01

Net income attributable to Fuel Systems	$0.88	$0.75	$1.81	$1.45

Diluted earnings per share:
Income before extraordinary gain attributable to Fuel Systems	$0.88	$0.73	$1.80	$1.42

Per share effect of extraordinary gain	$—	$0.02	$—	$0.02

Net income attributable to Fuel Systems	$0.88	$0.75	$1.80	$1.44

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Net income	$29,974	$23,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,826	4,911
Amortization of intangibles	3,057	2,164
Provision for doubtful accounts	(68)	225
Provision for inventory reserve	5,205	2,266
Provision for loan to unconsolidated affiliate	—	540
Goodwill impairment loss	—	3,907
Gain on acquisition	(1,993)	—
Extraordinary gain	—	(243)
Equity share in income of unconsolidated affiliates	(494)	(19)
Dividends from unconsolidated affiliates	196	230
Unrealized (gain) loss on foreign exchange	(1,541)	371
Loss on disposal of asset	242	146
Stock–based compensation expense	188	297
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(27,909)	(17,440)
Decrease (increase) in inventory	11,735	(13,891)
Decrease (increase) in other current assets	416	(3,015)
Increase in deferred income taxes	(1,104)	(2,160)
(Decrease) increase in accounts payable	(19,491)	6,151
Increase in accrued expenses	10,353	16,670
Increase in other assets	(1,043)	(441)
Increase in long term liabilities	304	555
Receivables from/payables to related party, net	(2,435)	2,013

Net cash provided by operating activities	11,418	26,852

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(10,041)	(7,561)
Purchase of noncontrolling interest in consolidated subsidiary	—	(6,311)
Investment in joint venture	10	—
Acquisitions, net of cash acquired of $1.1 million (see Note 3)	(28,055)	—
Purchase of intangible asset	—	(193)
Proceeds from sale of assets	128	3

Net cash used in investing activities	(37,958)	(14,062)

Cash flows from financing activities:
Borrowing (Payment) on revolving lines of credit, net	240	(2,274)
Payments on term loans	(4,437)	(3,050)
Proceeds from term loans	19,757	—
Payment of capital lease obligations	(304)	(374)
Proceeds from issuance of common stock, net of expenses of $2.3 million	27,717	—
Proceeds from exercise of stock options and warrants	43	2,384
Purchase of the sale of common shares held in trust, net	(20)	(95)
Dividends paid to noncontrolling interest in consolidated subsidiaries	—	(900)

Net cash provided by (used in) financing activities	42,996	(4,309)

Net increase in cash	16,456	8,481
Effect of exchange rate changes on cash	1,629	(993)

Net increase in cash and cash equivalents	18,085	7,488
Cash and cash equivalents at beginning of period	26,477	26,797

Cash and cash equivalents at end of period	$44,562	$34,285

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Acquisition of equipment under capital lease	$52	$81

Issuance of 1,382 shares and 5,321 shares of restricted stock in 2009 and 2008, respectively	$15	$99

Issuance of 282,932 shares of common stock for the acquisition of Distribuidora Shopping (see Note 3)	$8,654	$—

Issuance of 39,868 shares from treasury stock for the acquisition of Distribuidora Shopping (see Note 3)	$1,220	$—

See accompanying notes to condensed consolidated financial statements

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or the “Company”) 2008 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended September 30, 2009 and 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed on June 1, 2009.

The condensed consolidated financial statements of Fuel Systems include the accounts of the Company and its wholly owned subsidiaries IMPCO Technologies, LLC. (“IMPCO”), IMPCO Ecotrans Technologies, Inc., and BRC S.r.L. (“BRC”), as well as IMPCO’s wholly owned subsidiaries, IMPCO Tech Japan K.K., which is referred to as IMPCO Japan, Grupo I.M.P.C.O. Mexicano, S. de R.L. de C.V., which is referred to as IMPCO Mexicano, and IMPCO Technologies B.V., which is referred to as IMPCO Europe, GFI Control Systems Inc., as well as BRC’s substantially wholly owned subsidiaries, MTM S.r.L. (“MTM”), Zavoli S.r.L., IMPCO Technologies Pty. Limited, which is referred to as IMPCO Australia, Distribuidora Shopping S.A. and its wholly owned subsidiary Tomasetto Achille S.A., BRC Brasil Ltda., WMTM Equipamentos de Gases Ltda., NG LOG Armazen Gerais Ltda., BRC Argentina S.A. and BRC Pakistan S.A.

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

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

The following table details the Company’s ownership interests and methods of accounting for its various international affiliates:

Entity	Location	Ownership Interest	Method of Accounting
IMPCO	United States	100.00%	Fully Consolidated
Ecotrans Technologies.	United States	100.00%	Fully Consolidated
GFI Control Systems	Canada	100.00%	Fully Consolidated
BRC*	Italy	100.00%	Fully Consolidated
IMPCO Japan.	Japan	100.00%	Fully Consolidated
IMPCO Mexicano (operations closed in December 2004)	Mexico	100.00%	Fully Consolidated
IMPCO Europe	Netherlands	100.00%	Fully Consolidated
IBMexicano (operations closed in June 2006)	Mexico	50.00%	Equity Method

*	The following table details the entities that are either consolidated or accounted for by the equity method within BRC:

Entity	Location	Ownership Interest	Method of Accounting
MTM S.r.L.	Italy	100.00%	Fully Consolidated
Zavoli S.r.L.	Italy	100.00%	Fully Consolidated
IMPCO Australia	Australia	100.00%	Fully Consolidated
Distribuidora Shopping S.A.	Argentina	100.00%	Fully Consolidated
Tomasetto Achille S.A.	Argentina	100.00%	Fully Consolidated
WMTM Equipamentos de Gases Ltda.	Brazil	99.99%	Fully Consolidated
BRC Brasil Ltda.	Brazil	99.99%	Fully Consolidated
NG LOG Armazen Gerais Ltda.	Brazil	99.99%	Fully Consolidated
BRC Pakistan S.A.	Pakistan	99.80%	Fully Consolidated
BRC Argentina S.A.	Argentina	98.40%	Fully Consolidated
Rohan BRC Gas Equipments Private Ltd.	India	50.01%	Equity Method
MTE S.r.L.	Italy	50.00%	Equity Method
Jehin Engineering Company Ltd.	S. Korea	13.59%	Equity Method

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2009, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Recent Accounting Standards

In December 2007, the FASB revised the authoritative guidance for business combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired measured at fair value as of the acquisition date. In addition, all acquisition costs to be expensed rather than capitalized. This guidance also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement became effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and should be applied for all business combinations entered into after the date of adoption. The Company adopted this guidance effective January 1, 2009. This guidance has an impact on the Company’s accounting for business combinations completed on or after January 1, 2009 including the Company’s acquisitions of Distribuidora Shopping S.A., FuelMaker Corporation assets and the remaining 50% of WMTM Equipamentos de Gases, Ltda as well as the Company’s acquisition of Teleflex Incorporated’s Power Systems business (see Note 3).

In December 2007, the FASB revised the authoritative guidance for non-controlling interests in consolidated financial statements. The guidance outlines new accounting and reporting requirements for ownership interests in subsidiaries held by parties other than the parent (previously known as minority interest), the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Effective January 1, 2009, the Company adopted the guidance. The adoption of this guidance did not have a material impact on the

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

Company’s consolidated financial position, results of operations and cash flows. In accordance with this guidance, the Company applied the presentation and disclosure requirements retrospectively to comparative financial statements. As a result, the Company reclassified minority interests in consolidated subsidiaries from prior period to conform to current period presentation.

In April 2009, FASB issued the authoritative guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which requires certain disclosures related to assets and liabilities acquired through business combinations arising out of potential contingencies. This guidance requires assets and liabilities acquired through contingencies to be recorded at fair value on the acquisition date if the fair value can be determined during the measurement period or if it can be determined that it was probable that the asset or liability existed as of the acquisition date and the amount can be reasonably estimated. The provisions do not need to be applied to immaterial items. The guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Effective January 1, 2009, the Company adopted this guidance. The adoption of this guidance has an impact on the Company’s accounting for business combinations completed on or after January 1, 2009 including the Company’s acquisitions of Distribuidora Shopping S.A., FuelMaker Corporation assets and the remaining 50% of WMTM Equipamentos de Gases, Ltda as well as the Company’s acquisition of Teleflex Incorporated’s Power Systems business (see Note 3).

In May 2009, the FASB issued authoritative guidance for establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance does not apply to subsequent events or transactions that are within the scope of other applicable U.S. generally accepted accounting principles (“GAAP”) that provide different guidance on the accounting treatment for subsequent events or transactions. The guidance is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted this authoritative guidance in the second quarter of 2009. In accordance with this guidance, the Company evaluated subsequent events through November 6, 2009, which is the date these financial statements were issued.

In June 2009, the FASB issued authoritative guidance for the consolidation of variable interest entities and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Former guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. New guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. This guidance will be effective as of the beginning of interim and annual reporting periods beginning after November 15, 2009. The Company is currently assessing the impact this guidance may have on its financial statements.

In June 2009, the FASB issued authoritative guidance for The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification did not change GAAP and did not have affect on our financial position, results of operations or liquidity.

3. Acquisitions

Acquisition of Distribuidora Shopping S.A.

On January 15, 2009, MTM completed its acquisition of Distribuidora Shopping S.A. and its subsidiary Tomasetto Achille S.A. (“Distribuidora Shopping”) from Carlo Evi and Susana Iallonardi (collectively, the “Sellers “). Distribuidora Shopping is headquartered in Argentina and, operating under the brand name Tomasetto Achille, manufactures, imports, exports and markets natural gas kits for vehicles. This acquisition reinforces the Company’s natural gas vehicle product lines

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

and expands its global manufacturing and distribution footprint. A portion of the funds that MTM used in the acquisition were provided according to the terms of the financing agreement between MTM and Banca IMI S.p.A. and Intesa SanPaolo S.p.A. dated December 22, 2008 (see Note 4). Since this acquisition was accounted for under the FASB authoritative guidance for Business Combinations, which requires the acquisition costs to be expensed, the Company expensed in 2008 acquisition related costs of approximately $0.8 million incurred through December 31, 2008. During the nine months ended September 30, 2009, acquisition related costs of approximately $0.3 million were expensed as incurred. The results of operations of Distribuidora Shopping have been included in the accompanying condensed consolidated statements of income from the date of the acquisition within the BRC operations segment.

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

Of the $7.4 million of acquired intangible assets, $2.6 million relates to existing technology with a useful life of 7 years, $3.7 million was assigned to customer relationships with a useful life of 10 years, $0.8 million was assigned to the trademark with a useful life of 10 years and $0.3 million was assigned to covenant not to compete with a useful life of 5 years. A history of operating margins and profitability, service and manufacturing employee base and a leading presence in the market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $9.2 million. The acquired goodwill, is not deductible for tax purposes.

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

SEPTEMBER 30, 2009

(Unaudited)

The Company is in the process of finalizing its valuations of intangible assets; thus the allocation of the purchase price is subject to refinement.

Purchase of Remaining 50% Interest in WMTM

On May 5, 2009, the Company purchased the remaining 50% ownership interest in WMTM Equipamentos de Gases, Ltda (“WMTM”), from White Martin Gases Industriais S.A. (“White Martin”), BRC Brasil’s 50% joint venture partner in WMTM, for approximately R$5.0 million (approximately $2.7 million U.S. dollars excluding $0.6 million of cash acquired) of which R$1.0 million (approximately $0.5 million U.S. dollars) was paid on the closing date and a monthly installment of R$0.5 million was paid in June, July, August and September 2009. The remaining R$2.0 million (approximately $1.2 million U.S. dollars) at September 30, 2009 will be paid in two monthly installments of R$0.5 million (approximately $0.3 million U.S. dollars) from October 5, 2009 through November 5, 2009 and a last installment of R$1.0 million (approximately $0.6 million U.S. dollars) to be paid on December 5, 2009. The results of WMTM have been included in the accompanying condensed consolidated statements of income from the date of acquisition within the BRC operations segment.

This acquisition qualified as a step acquisition which occurs when a shareholder obtains control over an entity by acquiring an additional interest in that entity. Under the appropriate FASB issued authoritative guidance, the previously held equity interest was remeasured to fair value at the date of the acquisition. Any difference between the carrying value and the fair value of the previously held equity interest is recognized as a gain or loss in the income statement. The Company calculated the difference to be approximately $2.0 million gain which is included in other income (expense) net for the three and nine month periods ended September 30, 2009. Under current accounting guidance adopted on January1, 2009, This gain is no longer considered extraordinary. The Company is in the process of finalizing its valuations of certain tangible and intangible assets; thus the allocation of the purchase price is subject to refinement and could adjust the gain recognized. The Company has determined that the acquisition of the remaining 50% of WMTM was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Acquisition of Teleflex Incorporated’s Power Systems Business

On July 19, 2009, the Company entered into an equity interest purchase agreement (the “Equity Interest Purchase Agreement”) through which Fuel Systems agreed to acquire Teleflex Incorporated’s Power Systems business (the “Power Systems Business”). On August 4, 2009, the Company completed the acquisition of the Power Systems Business for $14.6 million in an all cash transaction ($15.0 million less $0.4 million of cash acquired). The Power Systems Business operates in Canada, the Netherlands and Italy and manufactures, imports and exports auxiliary power systems and anti-idling auxiliary power units for transportation and industrial vehicles. The Company acquired the equity interests of the Power Systems Business companies and partnerships, including Teleflex Ecotrans Technologies Inc. and Teleflex GFI Control Systems, Inc. which includes industrial and transportation alternative fuel components and systems and auxiliary power systems. The results of operations of the Power Systems Business have been included in the accompanying condensed consolidated statement of income from the date of the acquisition within the IMPCO operations segment.

The purchase price has been allocated based on management’s estimates as follows (in thousands):

Total tangible assets, including cash of $376	$25,714
Intangible assets subject to amortization	6,287
Goodwill	4,739

Total assets acquired	36,740
Less: total liabilities	(21,740)

Total net assets recorded	$15,000

The acquired intangible assets of $6.3 million were assigned to existing technology. The acquired goodwill is not deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The Company is in the process of finalizing its valuations of certain intangible assets; thus the allocation of the purchase price is subject to refinement. The Company has determined that the acquisition of the Power Systems Business was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

4. Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	Available as of September 30, 2009	September 30, 2009	December 31, 2008
(a) Revolving lines of credit – various banks	$25,188	$3,177	$—
(b) Revolving lines of credit – Fortis Bank N.V.	1,460	—	1,413
(c) Revolving line of credit – Intesa Sanpaolo S.p.A.	13,000	—	1,000
(d) Term loan – Unicredit Banca Medio Credito S.p.A.	—	730	2,819
(e) Term loan – Intesa Sanpaolo S.p.A.	—	5,282	5,767
(f) Term loan – Banca IMI S.p.A. and Intesa Sanpaolo S.p.A.	—	21,888	—
(g) Term loan – Italian Ministry of Industry	—	361	434
(h) Other loans	1,211	1,771	139
(i) Capital leases	—	418	430

	$40,859	33,627	12,002
Less: current portion		11,310	7,075

Non-current portion		$22,317	$4,927

(a) Revolving Lines of Credit – Various Banks

MTM Lines of Credit. At September 30, 2009, MTM had unsecured lines of credit amounting to approximately $3.3 million, based on the average interbank currency exchange rate at September 30, 2009, with no outstanding balance at September 30, 2009 and December 31, 2008. At September 30, 2009, the fixed and variable interest rates for the unsecured lines of credit ranged between 0.1% and 2.1% with a weighted average of 0.79%. These lines can also be used for overdraft borrowings up to the available capacity at fixed and variable interest rates ranging between 3.05% and 8.8% with a weighted average of 6.11% at September 30, 2009.

Additionally, MTM has in aggregate up to $17.2 million in lines of commercial credit collateralized by customer accounts receivable, based on the average interbank currency exchange rate at September 30, 2009, all of which was available for borrowing. At September 30, 2009, the fixed and variable interest rates for the commercial lines of credit ranged between 0.74% and 3.9% with a weighted average of 1.85%. There was no balance outstanding at September 30, 2009, and December 31, 2008, respectively. These lines of credit are callable on demand.

Zavoli Lines of Credit. At September 30, 2009, Zavoli had unsecured lines of credit amounting to approximately $0.3 million, based on the average interbank currency exchange rate at September 30, 2009, with no outstanding balance at September 30, 2009 and December 31, 2008. At September 30, 2009, the fixed and variable interest rates for the unsecured lines of credit ranged between 0.9% and 1.1% with a weighted average of 1.07%. These lines can also be used for overdraft borrowings up to the available capacity at fixed and variable interest rates ranging between 4.7% and 6.3% with a weighted average of 4.1% at September 30, 2009.

Additionally, Zavoli has in aggregate up to $4.4 million in lines of commercial credit collateralized by customer accounts receivable, based on the average interbank currency exchange rate at September 30, 2009, of which, $4.1 million was available for borrowing. At September 30, 2009, the fixed and variable interest rates for the commercial lines of credit ranged between 1.2% and 2.8% with a weighted average of 2.8%. At September 30, 2009, there was approximately $0.2 million outstanding under these lines with an interest rate of 2.8%. There was no balance outstanding as of December 31, 2008. These lines of credit are callable on demand.

Zavoli also has two unsecured lines of credit guaranteed by BRC amounting to approximately $2.9 million, based on the average interbank currency exchange rate at September 30, 2009. One of the lines of credit consists of €1.0 million (approximately $1.5 million converted into U.S. dollars based on the average interbank currency exchange rate on September 30, 2009), all of which is due on December 31, 2009. The second line of credit consists of €1.0 million (approximately $1.4 million converted into U.S. dollars based on the average interbank currency exchange rate on September 30, 2009), all of which is callable on demand. At September 30, 2009, the interest rates for the lines of credit were fixed at 4.0%. At September 30, 2009, there was approximately $2.9 million outstanding under these lines. There was no balance outstanding as of December 31, 2008.

        Distribuidora Shopping Lines of Credit. At September 30, 2009, Distribuidora Shopping had unsecured lines of credit amounting to approximately $0.3 million, based on the average interbank currency exchange rate at September 30, 2009, with approximately $13,000 outstanding under these lines at September 30, 2009. At September 30, 2009, the interest rates for the unsecured lines of credit was 18.0% with a weighted average of 18%. These lines of credit are callable on demand.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

Distribuidora Shopping Lines of Credit. At September 30, 2009, Distribuidora Shopping had unsecured line of credit amounting to approximately $1.8 million, based on the average interbank currency exchange rate at September 30, 2009, with approximately $0.6 million outstanding under this line at September 30, 2009. At September 30, 2009, the interest rate for the unsecured lines of credit was 7.5% with a weighted average of 7.5%. These lines of credit are callable on demand.

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

In March 2009, the Company’s subsidiary in the Netherlands entered into a new overdraft facility that has $1.5 million of availability based on the average interbank currency exchange rate of the U.S. dollar to the euro on September 30, 2009. The interest rate is variable based on one-month EURIBOR plus 1.25% per annum, which was 1.7% at September 30, 2009. Additionally, a liquidity premium, 0.5% per annum at September 30, 2009, is charged per borrowing request. At September 30, 2009, there was no balance outstanding under this credit facility.

(c) Revolving Line of Credit – Intesa SanPaolo S.p.A.

The Company and IMPCO entered into an uncommitted line of credit that is callable on demand with Intesa SanPaolo S.p.A. (“Intesa”) dated December 17, 2008 amounting to $13.0 million. Each loan under the credit facility may be made for a length of time up to three months and will bear interest at a floating rate of the bank’s prime rate plus 0.5%. This floating interest rate may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. At December 31, 2008, there was $1.0 million outstanding under this credit facility. At September 30, 2009, there was no balance outstanding under this credit facility at an interest rate of 3.8%. On July 10, 2009, the Company and IMPCO converted this uncommitted line of credit into a committed, unsecured, revolving short-term credit facility with Intesa into a committed, unsecured, revolving credit facility. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments, but does not currently intend to use any of the funds for its own purposes.

The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.50% of the average daily unused amount and also includes financial covenants regarding the Company’s ratio of net debt to EBITDA, consolidated net worth and aggregate debt level. At September 30, 2009, the Company was in compliance with these covenants.

(d) Term Loan – Unicredit Banca Medio Credito S.p.A.

On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds for the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004. The payment terms are such that MTM will pay approximately $0.7 million on a quarterly basis throughout the term of the loan and interest based on three-month EURIBOR

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

rate plus 1% per annum, which was 1.75% and 3.9% at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, the amount outstanding was $0.7 million and $2.8 million, respectively. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80, and MTM is not allowed to remit dividends based on income for the years 2004 and 2005 during the term of the term loan agreement. In addition, MTM is required to maintain net assets of at least $29.2 million based on the average interbank currency exchange rate on September 30, 2009. At September 30, 2009, MTM was in compliance with these covenants.

(e) Term Loan – Intesa Sanpaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy in which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli S.r.L., which was completed on July 2, 2007 for approximately $8.5 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.4% and 3.4% at September 30, 2009 and December 31, 2008, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At December 31, 2008, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.2% at September 30, 2009. At September 30, 2009 and December 31, 2008, the amount outstanding was $5.3 million and $5.8 million, respectively.

(f) Term Loan – Banca IMI S.p.A. and Intesa Sanpaolo S.p.A.

On December 22, 2008, MTM entered into a financing agreement with Banca IMI S.p.A. and Intesa Sanpaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $21.9 million converted into U.S. dollars based on the average interbank currency exchange rate on September 30, 2009) to be used for the acquisitions of Distribuidora Shopping and certain assets from FuelMaker (see Note 3) as well as for investments in the MTM’s subsidiaries and certain capital expenditures for research and development. On January 15, 2009, MTM drew down €10.0 million (approximately $13.2 million converted into U.S. dollars based on the average interbank currency exchange rate on January 15, 2009) from this financing agreement and on May 28, 2009 MTM drew down the remaining €5.0 million (approximately $7.0 million converted into U.S. dollars based on the average interbank currency exchange rate on May 28, 2009). At September 30, 2009, approximately $21.9 million was owed under this agreement. There were no amounts outstanding on this financing agreement as of December 31, 2008.

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

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of FSYS, unless the reduction in ownership is attributable to one or more issuances of FSYS capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At September 30, 2009, MTM was in compliance with these covenants. All of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables are pledged to secure the loan.

(g) Term Loan – Italian Ministry of Industry

In 2002, BRC entered into an unsecured term loan agreement with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment. The loan is repayable in annual installments through 2011 at a subsidized rate of 2.0%. At both September 30, 2009 and December 31, 2008, approximately $0.4 million was owed under this agreement.

(h) Other Loans

The Company finances, through third party lenders, certain insurance policies which are payable within a year from the date of financing. At September 30, 2009 and December 31, 2008, the balance of these outstanding loans totaled approximately $0.3 million and $0.1 million, respectively, bearing interest at annual rates of 4.0% to 4.8% at September 30, 2009 and 4.2% at December 31, 2008.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

Additionally, Distribuidora Shopping had unsecured financing with the Argentine government for payments due for employee social security benefits and income tax liabilities amounting to approximately $0.3 million with interest rates ranging between 18.0% and 24.0% with a weighted average of 23.3% at September 30, 2009. These borrowings mature between November 2009 and April 2010.

On March 6, 2009, Zavoli S.r.L. entered into a ten-year term loan agreement with Banco Populare Dell’Emilia Romagna Societa Cooperativa of Italy in which Zavoli received €0.4 million (approximately $0.5 million converted into U.S. dollars based on the average interbank currency exchange rate on March 6, 2009). The payment terms are such that Zavoli will pay approximately $13,000 on a quarterly basis throughout the term of the loan and interest based on three-month EURIBOR rate plus 1.35% per annum, which was 2.1% at September 30, 2009. At September 30, 2009, the amount outstanding was $0.6 million.

(i) Capital Leases

Capital leases consist of equipment leases for the U.S., Argentina and Australia operations which have a weighted average interest rate of 11.4% at September 30, 2009.

5. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Income before extraordinary gain attributable to Fuel Systems	$15,510	$11,624	$29,974	$22,458
Extraordinary gain	—	243	—	243

Net income attributable to Fuel Systems	$15,510	11,867	$29,974	$22,701

Denominator:
Denominator for basic earnings per share - weighted average number of shares	17,582,275	15,718,118	16,594,278	15,616,650
Effect of dilutive securities:
Employee stock options	56,372	88,735	48,022	111,216
Warrants	—	947	—	19,935
Unvested restricted stock	19,511	29,247	23,584	23,004

Dilutive potential common shares	17,658,158	15,837,047	16,665,884	15,770,805

Basic earnings per share:
Income before extraordinary gain attributable to Fuel Systems	$0.88	$0.74	$1.81	$1.44

Per share effect of extraordinary gain	$—	$0.01	$—	$0.01

Net income attributable to Fuel Systems	$0.88	$0.75	$1.81	$1.45

Diluted earnings per share:
Income before extraordinary gain attributable to Fuel Systems	$0.88	$0.73	$1.80	$1.42

Per share effect of extraordinary gain	$—	$0.02	$—	$0.02

Net income attributable to Fuel Systems	$0.88	$0.75	$1.80	$1.44

For the three and nine months ended September 30, 2009 and 2008, all options and warrants to purchase the Company’s common stock and all restricted shares were included in the computation of diluted net income per share.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

6. Comprehensive Income

The components of unaudited comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$15,510	$11,867	$29,974	$22,701
Foreign currency translation adjustment	6,234	(13,542)	4,412	(3,173)

Comprehensive income (loss)	21,744	(1,675)	34,386	19,528
Comprehensive loss attributable to non-controlling interests	—	(243)	—	(157)

Comprehensive income (loss) attributable to Fuel Systems	$21,744	$(1,918)	$34,386	$19,371

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

In an effort to more appropriately align the structure and business activities within Fuel Systems into two operating segments, on July 17, 2008, IMPCO sold its subsidiary, IMPCO Australia, to BRC. Consolidated results for the Company were not impacted, but the Company began reporting IMPCO Australia with its BRC operations segment in the third quarter of 2008. For comparison purposes, the previously reported financial information by business segment includes reclassification of IMPCO Australia’s operations for the three and nine months ended September 30, 2008 within BRC operations.

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies contained in the Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Financial information by business segment follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2009	2008	2009	2008
IMPCO Operations	$19,497	$22,057	$48,591	$73,599
BRC Operations	96,706	83,482	240,017	224,824

Total	$116,203	$105,539	$288,608	$298,423

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Income (Loss):	2009	2008	2009	2008
IMPCO Operations	$(3,588)	$1,511	$(2,863)	$6,185
BRC Operations	27,876	18,188	55,270	41,562
Corporate Expenses (1)	(1,201)	(1,528)	(5,482)	(5,970)

Total	$23,087	$18,171	$46,925	$41,777

(1)	Represents corporate expense not allocated to either of the business segments.

	September 30, 2009	December 31, 2008
Total Assets
IMPCO Operations	$82,636	$46,184
BRC Operations	320,291	252,732
Corporate (1)	149,245	115,128
Eliminations (2)	(150,330)	(126,717)

Total	$401,842	$287,327

(1)	Represents corporate balances not allocated to either of the business segments and includes Fuel Systems’ investments in IMPCO and BRC.
(2)	Includes eliminations of Fuel Systems’ investments in subsidiaries.

8. Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2009 was 40.8% compared to an effective tax rate of 42.4% for the nine months ended September 30, 2008. The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result in the fluctuation of earnings in the various jurisdictions. The Company continues to believe that the likelihood of recoverability of the net domestic and specific foreign generated deferred tax assets are less than the “more likely than not” threshold as defined by the authoritative guidance, Accounting for Income Taxes, therefore, a valuation allowance is maintained on all such deferred tax assets.

As of December 31, 2008, the Company had approximately $6.6 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the quarter and year to date ended September 30, 2009. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

9. Stockholders’ Equity

The following table summarizes the changes in shareholder’s equity for the nine month period ending September 30, 2009 (in thousands, except for share amounts):

	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2008	15,749,783	$16	$220,270	$(1,399)	$(79,354)	$14,422	$153,955
Net income	—	—	—	—	29,974	—	29,974
Foreign currency translation adjustment	—	—	—	—	—	4,412	4,412
Issuance of common stock upon exercise of stock options and/or warrants	1,700	—	43	—	—	—	43
Issuance of common stock related to acquisitions	322,800	—	9,047	827	—	—	9,874
Issuance of common stock	1,500,000	2	27,717	—	—	—	27,719
Issuance and vesting of restricted stock, net of shares withheld for employee tax	10,389	—	209	(60)	—	—	149
Shares held in trust for deferred compensation plan, at cost	—	—	—	(20)	—	—	(20)

Balance, September 30, 2009	17,584,672	$18	$257,286	$(652)	$(49,380)	$18,834	$226,106

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

Stock Options

During the nine months ended September 30, 2009, 1,700 shares from the exercise of stock options were issued at an average exercise price of $25.00 with proceeds to the Company of approximately $42,500. During the nine months ended September 30, 2008, 168,676 shares from the exercise of stock options were issued at an average exercise price of $12.45 with proceeds to the Company of approximately $2.1 million.

Warrants

During the nine months ended September 30, 2009, there were no warrants outstanding. During the nine months ended September 30, 2008, warrants to purchase 57,500 shares of common stock were exercised at an average exercise price of $4.92 per share with proceeds to the Company of $0.3 million. In addition, warrants to purchase 22,852 shares of common stock were exercised at an exercise price of $14.44 per share. The warrant holder tendered 11,792 shares of common stock resulting from the exercise of the warrants in lieu of cash in order to pay the aggregate exercise price of the warrants. Those shares are recorded as shares held in treasury. As of September 30, 2009, there are no warrants outstanding.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

Shares Held in Treasury

Through March 1, 2009, the Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market. The Company match was suspended effective March 1, 2009. These shares are carried at cost and classified as a deduction of equity. As of September 30, 2009 and December 31, 2008, the Company held on the participants’ behalf 15,926 and 16,379 shares recorded as held in trust for deferred compensation plan, respectively, with a value of approximately $0.3 million and $0.2 million, respectively, for the deferred compensation plan.

As of September 30, 2009 the Company also had 15,492 shares held in treasury with a value of approximately $0.4 million. As of December 31, 2008, the Company had 51,962 shares held in treasury with a value of approximately $1.2 million. As part of the acquisition of Distribuidora Shopping (see Note 3), 39,868 shares previously held in treasury were issued to the Sellers with a historical cost basis of $0.8 million. Additionally, 3,398 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with the restricted stock issued and vested in under the 2006 Incentive Bonus Plan.

10. Share-Based Compensation

The Company has eight stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. The Company does not intend to grant any additional options available for future grant under any stock option plans. Under the Company’s 2009 Restricted Stock Bonus Plan, which was approved by shareholders on August 27, 2009 and replaced the 2006 Incentive Bonus Plan, the Company may grant restricted stock to officers, employees and non-employee directors.

The Company recorded a $0.2 million expense for the nine months ended September 30, 2009 related to vesting of previously granted restricted stock awards. For the nine months ended September 30, 2008, the Company recorded a $0.3 million expense of which $0.1 million related to vesting of previously granted stock options and $0.2 million related to restricted stock awards. Share-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$10	$15	$30	$42
Research and development expense	13	12	36	49
Selling, general and administrative expense	69	79	122	206

	$92	$106	$188	$297

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in the nine months ended September 30, 2009 and 2008 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

Share-Based Compensation Activity - Stock Options

The following table displays stock option activity including the weighted average stock option prices for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	90,100	$10.93
Exercised	1,700	25.00
Forfeited	—	—

Outstanding, vested and exercisable at September 30, 2009	88,400	$10.66	3.95 yrs	$2,239

The aggregate intrinsic value as of particular date is calculated as the difference between the exercise price of the underlying awards that were in-the-money and the quoted price of the Company’s common stock on that date. During the nine months ended September 30, 2009 and 2008, the aggregate intrinsic value of outstanding, vested and exercisable options under the Company’s stock option plans was $2.2 million and $3.7 million respectively, determined as of the date of option exercise.

As of September 30, 2009, all stock options granted under the Company’s stock option plans had fully vested and as such, all compensation costs had been recognized in prior years. There were no options granted in the nine months ended September 30, 2009.

Share-Based Compensation Activity - Restricted Stock

In accordance with its director compensation policy, the Company issued shares of restricted common stock to continuing non-employee directors on September 4, 2009 at a purchase price equal to the per share par value of $0.001. For grants to returning directors, shares are fully vested as of December 31 of the year in which granted. The Company measured the fair value of each of these awards as if they were vested and issued on their respective grant dates.

On August 27, 2009, the Company’s stockholders approved the 2009 Restricted Stock Plan which replaced the 2006 Incentive Bonus Plan. Under the plan, the compensation committee of the Company’s Board of Directors may grant restricted stock to officers, employees and non-employee directors.

Through August 27, 2009, under the 2006 Incentive Bonus Plan, the compensation committee of the Company’s Board of Directors was able to grant bonus awards (in the form of cash, restricted stock or a combination of both) to some of the Company’s and its subsidiaries’ employees based on each division’s profitability and the attainment of individual employee’s performance goals. The restricted stock typically vests 25% on the date of the grant and the balance in three equal annual installments. Based on profitability of both IMPCO and BRC for 2008, some employees were provided with bonuses in March 2009 based on their individual performance in 2008. The Company paid a portion of the bonus in cash and a portion in restricted stock. The restricted stock vests 25% on the date of the grant and the balance in three equal annual installments on the first three anniversaries of the grant date. The amount related to the first 25% vesting of restricted stock on the date of grant was $60,000. Of this amount, $39,000 was accrued at December 31, 2008 and was reclassified to equity when the restricted stock grant was issued in March 2009.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

A summary of unvested restricted stock awards as of September 30, 2009 and changes during the nine month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	26,932	$18.61
Granted	8,849	20.35
Vested	(13,787)	16.94
Forfeited	(1,061)	18.30

Unvested at September 30, 2009	20,933	$20.46

As of September 30, 2009, total unrecognized share-based compensation cost related to unvested restricted stock was $0.2 million which is expected to be recognized over a weighted-average period of 1.6 years.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

11. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Warranty reserve:
Balance at beginning of period	$5,053	$2,884	$4,224	$2,527
Addition from acquisitions	7,857	—	8,565	—
Net charge to statements of income	632	1,046	1,992	2,409
Warranties settled	(808)	(478)	(2,058)	(1,639)
Effect of foreign currency translation	243	(236)	254	(81)

Balance at end of period	$12,977	$3,216	$12,977	$3,216

12. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the condensed consolidated balance sheets at September 30, 2009 and December 31, 2008 representing related party transactions with the Company:

	September 30, 2009	December 31, 2008
Accounts Receivables:
IBMexicano (a)	$59	$55
Tomasetto Achille do Brasil L.T. (b)	111	—
MTE S.r.L. (c)	—	4
Europlast S.r.L. (d)	—	6
Biemmedue S.p.A. (e)	—	4

	$170	$69

Accounts Payable
MTE S.r.L. (c)	$3,728	$3,792
TCN S.r.L. (d)	1,727	3,427
Europlast S.r.L. (d)	1,442	2,142
Biemmedue S.p.A. (e)	295	58
A.R.S Elettromeccanica (h)	301	474
TCN Vd S.r.L (d)	457	915
Techno GNC S.A. (j)	2	—
IMPCOS Due SrL (e)	32	—
MTM Hydro S.r.L. (f)	7	9
IMPCO/BRC Egypt (g)	9	1
GNC Vicar S.A. (j)	2	—
WMTM Equipamento de Gases Ltda. (i)	—	445

	$8,002	$11,263

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

(b)	An individual related to two current employees of Distribuidora Shopping owns 99.99% of Tomasetto Achille do Brasil and Carlo Evi, a former owner of and current employee of Distribuidora Shopping, owns 0.01% of Tomasetto Achille do Brasil. Both owners also manage the operations of Tomasetto Achille do Brasil.
(c)	MTE S.r.L. is 50% owned by MTM S.r.L., and is accounted for using the equity method.
(d)	The Company’s Chief Executive Officer serves on the board of directors of and owns 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L., along with his brother, Pier Antonio Costamagna.
(e)	The Company’s Chief Executive Officer owns 100% of Biemmedue S.p.A., 100% of IMCOS Due S.r.L. and 46% of MTM Hydro S.r.L. with his immediate family and serves on the board of directors for each company.
(f)	Ningbo is 100% owned by MTM Hydro S.r.L. and is indirectly 46% owned by the Company’s Chief Executive Officer and his immediate family.
(g)	IMPCO/BRC Egypt is 50% owned by IMPCO, and is accounted for using the equity method.
(h)	A.R.S. Elettromeccanica is owned by Biemmedue S.p.A., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(i)	WMTM Equipamento de Gases Ltda. (“WMTM”) was 50% owned by BRC through May 5, 2009. The remaining 50% was acquired by BRC on May 5, 2009. Accordingly, WMTM was accounted for using the equity method through May 5, 2009 and beginning May 5, 2009 WMTM intercompany balances were eliminated upon consolidation.
(j)	A former director of Distribuirdora Shopping owns 100% of Tecno GNC and GNC Vicar.

Purchases, Sales and Other Transactions with Related Parties

For the nine months ended September 30, 2009, the Company purchased products from TCN S.r.L., MTE S.r.L., TCN Vd, A.R.S. Elettromeccanica, Europlast, Biemmedue MTM Hydro, IMCOS Due, Br Co, and Ningbo for approximately $3.8 million, $5.0 million, $1.2 million, $1.5 million, $3.1 million, $0.6 million, $9,000, $1.2 million, $29,000 and $0.2 million, respectively. For the nine months ended September 30, 2009, the Company also sold Europlast, and MTE products in the amount of approximately $42,000, and $4,000, respectively.

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

As of December 31, 2008, BRC and MTM leased an aggregate of six facilities from IMCOS Due S.r.L., which is referred to as IMCOS Due, a real estate investment company owned 100% by Mariano Costamagna (the Company’s Chief Executive Officer), Pier Antonio Costamagna (Director of Mechanical Engineering of MTM) and members of their immediate families. During the first quarter of 2009, MTM began leasing an additional facility from IMCOS Due. Total lease payments to IMCOS Due during the nine months ended September 30, 2009 and 2008 were approximately $1.2 million and $1.5 million, respectively.

In addition, the Company also leases buildings from Luca Impex, a real estate investment company, for which Oriano Pollini, a former director of Zavoli, S.r.L., a subsidiary of BRC, together with Cesare Pollini, Director of Sales and Marketing of Zavoli, and Federica Pollini, former Controller of Zavoli, own 100% of Luca Impex. The Company paid Luca Impex lease payments of $0.1 million during each of the nine months ended September 30, 2009 and 2008.

The Company also leases buildings from GNC Vicar for which Carlo Evi, former owner of and current employee of Distribuidora Shopping, a subsidiary of BRC, and together with an individual related to two current employees of Distribuidora Shopping, own 100% of GNC Vicar. The Company paid GNC Vicar lease payments of $0.2 million during the nine months ended September 30, 2009.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

During the three months ended September 30, 2009. The Company issued a three year $1.0 million to loan to Rohan BRC Gas Equipment Company (Rohan BRC). Rohan BRC is 50% owned by MTM S.r.L. and is accounted for using the equity method. As of September 30, 2009, the loan is included in other assets on the condensed consolidated balance sheet.

13. Equity Investments

The Company’s investments in its subsidiaries are comprised exclusively of investments in the unconsolidated subsidiaries of BRC of approximately $3.7 million and $3.3 million as of September 30, 2009 and December 31, 2008, respectively. The Company’s share in the income (loss) of BRC’s unconsolidated affiliates was $0.2 and $0.5 million for the three and nine months ended September 30, 2009 respectively and $0.1 million and $19,000 for the three and nine months ended September 30, 2008 respectively.

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

The condensed balance sheets for BRC’s unconsolidated affiliates as of September 30, 2009 and December 31, 2008 and the statements of operations for the three and nine months ended September 30, 2009 and 2008 are presented below (in thousands):

	September 30, 2009	December 31, 2008
Current assets	$10,031	$21,018
Non-current assets	2,609	5,646

Total assets	$12,640	$26,664

Current liabilities	$3,765	$7,645
Long-term liabilities	1,477	7,852
Stockholders’ equity	7,398	11,167

Total liabilities and stockholders’ equity	$12,640	$26,664

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$3,402	$4,630	$8,701	$17,953
Cost of revenue and operating expenses	3,085	4,867	7,838	16,509

Operating income (loss)	317	(237)	863	1,444
Interest income (expense), net	(9)	(184)	(9)	58
Other income (expense), net	25	(403)	41	(640)

Pre-tax income (loss)	333	(824)	895	862
Provision (benefit) for income taxes	181	(873)	474	(352)

Net income	$152	$49	$421	$1,214

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

BRC’s share of earnings from its investment in unconsolidated affiliates are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income, net-BRC investees	$152	$49	$421	$1,214
% equity interest (1)	Various	Various	Various	Various

Share in earnings	76	28	211	633
Other income (expense), net	112	(86)	283	(614)

Net income (loss)	$188	$(58)	$494	$19

(1)	Ranges from 13.59% to 50%.

14. Goodwill and Intangibles

Goodwill relates to the allocation of the purchase price resulting from the Company’s business acquisitions, the majority of which is attributable to the acquisition of BRC and BRC’s subsequent acquisition of Zavoli on July 2, 2007 Distribuidora Shopping on January 15, 2009, WMTM on May 5, 2009 and The Power Systems Business on August 4, 2009 (see Note 3).

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

During the second quarter of 2008, changes in the Australian business climate indicated that the goodwill for IMPCO Australia might be impaired. As a result, in accordance with the FASB provisions for Goodwill and Other Intangibles, the Company performed an analysis and recorded an impairment charge of $3.9 million, which was included as a separate component of operating income in the quarter ended June 30, 2008. The fair value measurement/analysis for the impairment charge was prepared based on a third party fair market valuation for IMPCO Australia, a level 3 - significant unobservable input, as described by the authoritative guidance.

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2009 (unaudited) are as follows (in thousands):

	December 31, 2008	Additions from purchase accounting	Impairment Charges	Currency Translation	September 30, 2009
IMPCO Operations	$4,792	$4,740	$—	$40	$9,572
BRC Operations	36,503	9,761	—	347	46,611

	$41,295	$14,501	$—	$387	$56,183

Identified intangible assets arising from the acquisition of BRC consist of existing technology, customer relationships and trade name while identified intangible assets arising from the acquisitions of existing technology, customer relationships, and trade name and non-compete agreements. Intangible assets arising from the acquisition of FuelMaker assets and the Power Systems Business consist of existing technologies. Amortization expense related to existing and purchased technology and customer relationships of $2.7 million and $1.9 million for the nine months ended September 30, 2009 and 2008,

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009

(Unaudited)

respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements for the nine months ended September 30, 2009 was $0.4 million and amortization expense related to trade name for the nine months ended September 30, 2008 was $0.3 million. Amortization expense related to trade name and non-compete agreements is reported as a separate component of operating expense.

At September 30, 2009 and December 31, 2008, intangible assets consisted of the following (in thousands):

	As of September 30, 2009			As of December 31, 2008
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	$25,121	$(7,816)	$17,305	$10,883	$(5,711)	$5,172
Purchased technology	193	(193)	—	193	(96)	97
Customer relationships	8,137	(2,902)	5,235	4,677	(1,896)	2,781
Trade-name	2,795	(854)	1,941	2,031	(641)	1,390
Non-compete agreements	1,129	(423)	706	830	(249)	581

Total	$37,375	$(12,188)	$25,187	$18,614	$(8,593)	$10,021

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expenses
Three months ending December 31, 2009	$1,289
2010	5,067
2011	4,925
2012	3,524
2013	2,905
2014	2,712
Thereafter	4,765

Total	$25,187

15. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three and nine months ended September 30, 2009, three customers represented 16.9%, 12.1% and 10.6% of consolidated sales and one customer represented 14.5%, of consolidated sales respectively. For the three months ended September 30, 2008, one customer represented 12.0% of consolidated sales while no customer represented more than 10.0% of consolidated sales for the nine months ended September 30, 2008.

Accounts Receivable

At September 30, 2009, two customers represented 20.1% and 12.1% of consolidated accounts receivable. At December 31, 2008, two customers represented 15.2% and 14.8% of consolidated accounts receivable.

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

The Company is organized into two business segments, IMPCO operations and BRC operations. IMPCO manufactures and sells products for use primarily in the industrial market, including complete certified engines, fuel systems, parts and conversion systems for applications in the transportation, material handling, stationary and portable power generator markets. Its sales are conducted through its U.S. and foreign facilities in the Netherlands and Japan and through distribution channels. BRC manufactures, installs and sells products for use primarily in the transportation market in Italy and through its foreign facilities in Argentina, Brazil and Australia. IMPCO recently announced its intention to expand into the U.S. automotive alternative fuel transportation market. As of September 30, 2009, the IMPCO had not yet derived any significant sales from the U.S. automotive alternative fuel transportation market. Corporate expenses consist of general and administrative expenses at Fuel Systems. Intercompany sales between IMPCO and BRC have been eliminated in the results reported.

Revenue for the three months ended September 30, 2009 increased by approximately $10.7 million to $116.2 million from $105.5 million for the same three month period in 2008. For the nine months ended September 30, 2009 revenue decreased by approximately $9.8 million to $288.6 million from $298.4 million.

Net income for the three months ended September 30, 2009 was $15.5 million, or $0.88 per diluted share, as compared to net income of $11.9 million, or $0.75 per diluted share, for the same period in 2008. Net income for the nine months ended September 30, 2009 was $30.0 million, or $1.80 per diluted share compared to $22.7 million or $1.44 per diluted share during the same period in the prior year. The increase in net income during third quarter 2009 was due to an increase in sales for post production OEM conversions as well as a gain associated with our acquisition of the remaining 50% of WMTM Equipamentos de Gases, Ltda of approximately $2.0 million, partially offset by the slowdown of sales for aftermarket conversion kits in the transportation market and sales in the industrial market.

Recent Developments

Acquisition of Distribuidora Shopping S.A.

On January 15, 2009, we completed the acquisition of Distribuidora Shopping S.A. and its subsidiary Tomasetto Achille S.A. (“Distribuidora Shopping”) from Carlo Evi and Susana Iallonardi (collectively, the “Sellers”). Distribuidora Shopping are headquartered in Argentina and, operating under the brand name Tomasetto Achille, manufacture, import, export and market natural gas kits for vehicles. The results of Distribuidora Shopping have been included in the BRC operation from the date of the acquisition.

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

Of the aggregate purchase price of $17.5 million net of cash acquired of $0.1 million, MTM paid $7.6 million in cash and Fuel Systems issued 322,800 shares of common stock with a value of $9.9 million on the closing date to the Sellers in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. Of the 322,800 shares of Fuel Systems common stock issued to Sellers in the private placement, 39,868 shares were issued from treasury stock with a historical cost basis of $0.8 million. In addition, of the 322,800 shares, 129,120 shares will remain in escrow for up to six years in order to cover unknown or contingent liabilities of Distribuidora Shopping and to satisfy any claims for indemnification that MTM may have against the Sellers during that time. MTM’s losses will not be limited to the value of the escrow shares, but MTM must deplete the escrow shares before seeking any amount in cash from the Sellers. Subject to certain limitations, the Sellers’ maximum liability for indemnification obligations is $8.2 million.

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

Purchase of Remaining 50% Interest in WMTM

On May 5, 2009, the Company purchased the remaining 50% ownership interest in WMTM Equipamentos de Gases, Ltda (“WMTM”), from White Martin Gases Industriais S.A. (“White Martin”), BRC Brasil’s 50% joint venture partner in WMTM, for approximately R$5.0 million (approximately $2.7 million U.S. dollars excluding $0.6 million of cash acquired) of which R$1.0 million (approximately $0.5 million U.S. dollars) was paid on the closing date and a monthly installment of R$0.5 million was paid in June, July, August and September 2009. The remaining R$2.0 million (approximately $1.2 million U.S. dollars) at September 30, 2009 will be paid in two monthly installments of R$0.5 million (approximately $0.3 million U.S. dollars) from October 5, 2009 through November 5, 2009 and a last installment of R$1.0 million (approximately $0.6 million U.S. dollars) to be paid on December 5, 2009. The results of WMTM have been included in the accompanying condensed consolidated statements of income from the date of acquisition within the BRC operations segment.

This acquisition qualified as a step acquisition which occurs when a shareholder obtains control over an entity by acquiring an additional interest in that entity. Under the appropriate FASB issued authoritative guidance, the previously held equity interest was remeasured to fair value at the date of the acquisition. Any difference between the carrying value and the fair value of the previously held equity interest is recognized as a gain or loss in the income statement. The Company calculated the difference to be approximately $2.0 million gain which is included in other income (expense) net for the three and nine month periods ended September 30, 2009. Under current accounting guidance adopted on January 1, 2009, This gain is no longer considered extraordinary. The Company is in the process of finalizing its valuations of certain tangible and intangible assets; thus the allocation of the purchase price is subject to refinement and could adjust the gain recognized. The Company has determined that the acquisition of the remaining 50% of WMTM was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Capital Transactions

On June 26, 2009, we completed the public sale to selected institutional investors of an aggregate of 1,500,000 shares of our common stock at a price of $20.00 per share. Net proceeds from the offering were $27.7 million, after deducting offering expenses and placement agency fees. The sale of the shares was made in an issuer direct public offering pursuant to subscription agreements, dated June 22, 2009, between us and each of the purchasers. We used the net proceeds of the offering for general corporate purposes, which included the repayment of indebtedness and the acquisition of Power Systems Business.

Intesa Sanpaolo Unsecured Committed Credit Facility

On July 10, 2009, Fuel Systems and IMPCO converted its existing uncommitted, unsecured, revolving short-term credit facility with Intesa into a committed, unsecured, revolving credit facility. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments, but does not currently intend to use any of the funds for its own purposes.

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

Acquisition of Teleflex Incorporated’s Power Systems Business

On July 19, 2009, we entered into an equity interest purchase agreement (the “Equity Interest Purchase Agreement”) through which we agreed to acquire Teleflex Incorporated’s Power Systems business (the “Power Systems Business”). On August 4, 2009, we completed the acquisition of Teleflex Incorporated’s Power Systems business (the “Power Systems Business”) for $14.6 million in an all cash transaction ($15.0 million less $0.4 million of cash acquired). The Power Systems Business operates in Canada, The Netherlands and Italy and manufactures, imports and exports auxiliary power systems and anti-idling auxiliary power units for transportation and industrial vehicles. We acquired the equity interests of the Power Systems Business companies and partnerships, including Teleflex Ecotrans Technologies Inc. and Teleflex GFI Control Systems, Inc. which includes industrial and transportation alternative fuel components and systems and auxiliary power systems. The results of the Power Systems Business have been included in the IMPCO operations from the date of the acquisition.

We are in the process of finalizing valuations of certain tangible and intangible assets; thus the allocation of the purchase price is subject to refinement. We have determined that the acquisition of the Power Systems Business was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Stockholder Protection Rights Agreement

On July 21, 2009, the Board of Directors of the Company entered into Amendment No. 1 to the our Stockholder Protection Rights Agreement, dated as of June 27, 2006, to extend the expiration date of the rights agreement from July 22, 2009 to July 22, 2019. No other material changes were made to the rights agreement.

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

Business Combinations

In accordance FASB issued authoritative guidance, we allocate the purchase prices of acquired businesses to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Such a valuation requires significant estimates and assumptions, including but not limited to future expected cash flows from acquired businesses and the brand and market position of the acquired businesses. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions, however, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. We continue to evaluate events and circumstances on an ongoing basis.

Results of Operations

The following table sets forth our revenue and operating income (in thousands):

	Revenue Three Months Ended September 30,		Revenue Nine Months Ended September 30,
	2009	2008	2009	2008
IMPCO Operations	$19,497	$22,057	$48,591	$73,599
BRC Operations	96,706	83,482	240,017	224,824

Total	$116,203	$105,539	$288,608	$298,423

	Operating Income Three Months Ended September 30,		Operating Income Nine Months Ended September 30,
	2009	2008	2009	2008
IMPCO Operations	$(3,588)	$1,511	$(2,863)	$6,185
BRC Operations	27,876	18,188	55,270	41,562
Corporate Expenses (1)	(1,201)	(1,528)	(5,482)	(5,970)

Total	$23,087	$18,171	$46,925	$41,777

(1)	Represents corporate expense not allocated to either business segment.

For the quarter ended September 30, 2009, revenue increased approximately $10.7 million, or 10.1%, to $116.2 million from $105.5 million for the three months ended September 30, 2008. The increase in revenue was due primarily to an increase in revenue from BRC operations of approximately $13.2 million offset by a decrease from IMPCO operations of approximately $2.6 million. Revenues for the three months ended September 30, 2009 includes approximately $14.8 million associated with companies acquired in 2009 ($7.0 million from BRC operations and $7.8 from IMPCO Operations). Revenue for the third quarter of 2009 includes a decrease of approximately $4.6 million from weakening of local currencies compared to the dollar from the third quarter of 2008. For the nine months ended September 30, 2009, revenue decreased approximately $9.8 million, or 3.3%, to $288.6 million from $298.4 million for the nine months ended September 30, 2008. The decrease in revenue for the nine months ended September 30, 2009 is primarily due to a decrease in revenue from IMPCO operations of $25.0 million, partially offset by an increase of $15.2 million in revenue from our BRC operations. Revenues for the nine months ended September 30, 2009 includes approximately $21.7 million associated with companies acquired in 2009 ($13.9 million from BRC operations and $7.8 from IMPCO operations). Revenue for the nine months ended September 30, 2009 includes a decrease of approximately $26.5 million from weakening of local currencies compared to the dollar from the same nine month period of 2008.

For the quarter ended September 30, 2009, operating income increased approximately $4.9 million or 27.1% to $23.1 million from $18.2 million for the three months ended September 30, 2008. The increase in operating income for the quarter ended September 30, 2009 was primarily composed of an increase in operating income from BRC operations of $9.7 million, partially offset by a decrease in IMPCO operations operating income of $5.1 million and a decrease in corporate expenses of $0.3 million. For the nine months ended September 30, 2009, operating income increased approximately $5.1 million, or 12.3%, to $46.9 million from $41.8 million for the nine months ended September 30, 2008. The increase in operating income for the nine months ended September 30, 2009 was composed of an increase in operating income from BRC operations of $13.7 million, partially offset by a decrease in IMPCO operations operating income of $9.0 million and a decrease in corporate expenses of $0.5 million.

IMPCO Operations. For the three months ended September 30, 2009, revenue decreased by approximately $2.6 million, or 11.6%, as compared to the same period in the prior year. For the nine months ended September 30, 2009, revenue decreased by $25.0 million, or 34.0%, as compared to the same period in the prior year. The decrease in revenue during the third quarter of 2009 and the first nine months of 2009 was due primarily to a decrease in demand in the industrial market caused by reduced spending by original equipment manufacturers as a result of uncertainties associated with the U.S. economy combined with competitive pressures. Revenue for the three and nine months ended September 30, 2009 includes approximately $7.8 million from the acquisition. The weakening of local currencies compared to the US dollar negatively impacted revenues by approximately $0.2 million and $1.9 million for the three and nine months ended September 30, 2009, respectively.

For the three months ended September 30, 2009, the operating loss for IMPCO operations was $3.6 million, or (18.4)% of revenue, compared to operating income of $1.5 million or 6.8% of revenue, for the same period in 2008. For the nine months ended September 30, 2009, operating loss was $2.9 million, or (5.9%) of revenue, compared to operating income of $6.2 million or 8.4% of revenue for the same period in 2008. The operating loss is a result of a decrease in revenue combined with erosion in gross margins due to decreased absorption of fixed costs, as start up costs of $1.5 million associated with the automotive business and approximately $1.2 million of costs associated with the acquisition of the Power Systems Business.

BRC Operations. For the three months ended September 30, 2009, revenue increased by approximately $13.2 million, or 15.8%, compared to the same period in the prior year. For the nine months ended September 30, 2009, revenue for this segment increased by $15.2 million, or 6.8% from the same nine month period in 2008. The increase in revenue in 2009 was due to an increase in sales for post production OEM conversions, partially offset by the slowdown of sales for aftermarket conversion kits in the transportation market driven by decreasing gasoline prices, seasonality and the global economic climate. Revenue for the three and nine months ended September 30, 2009 includes approximately $7.0 and $13.9 million of revenue, respectively, associated with acquisitions. The weakening of local currencies compared to the US dollar negatively impacted revenues by approximately $4.4 million and $24.7 million for the three and nine months ended September 30, 2009 respectively.

For the three months ended September 30, 2009, operating income for BRC was $27.9 million, or 28.8% of revenue, compared to $18.2 million, or 21.8% of revenue, for the same period in 2008. The increase in operating income of 53.3% was primarily due to the increase in revenues combined with an increase in our gross margin. The increase in our gross margin is attributed to the increase in unit volume output from post production OEM conversions in the third quarter of 2009 compared to the third quarter of 2008. For the nine months ended September 30, 2009, operating income for BRC was $55.3 million, or 23.0% of revenue, compared to $41.6 million, or 18.5% of revenue, for the same period in 2008. The increase in operating income of 33.0% was primarily due to the increase in revenues combined with an increase in our gross margin. The increase in our gross margin is attributed to the increase in unit volume output from post production OEM conversions in the first nine months of 2009 compared to the first nine months of 2008. Included in the operating income for the nine months ended September 30, 2008 was a goodwill impairment charge of $3.9 million due to the changes in the business climate for IMPCO Australia.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses for the three and nine months ended September 30, 2009 were $1.2 million and $5.5 million, respectively, an decrease of $0.3 million and $0.4 million from the same periods of 2008, respectively. Corporate expenses in 2009 remained fairly consistent as compared to prior year.

Other Income (Expense), Net. For the three and nine months ended September 30, 2009, the Company recognized a gain of approximately $2.0 million associated with the acquisition of the remaining 50% ownership interest in WMTM. This acquisition qualified as a step acquisition which occurs when a shareholder obtains control over an entity by acquiring an additional interest in that entity. Under the appropriate FASB issued authoritative guidance, the previously held equity interest was remeasured to fair value at the date of the acquisition. Any difference between the carrying value and the fair value of the previously held equity interest is recognized as a gain or loss in the income statement. Under current accounting guidance adopted on January 1, 2009, this gain is no longer considered extraordinary.

Other income (expense), net includes foreign exchange gains and losses between the U.S. dollar and the euro with respect to “marking to market” of the intercompany MTM loan balance as well as other assets and liabilities to be settled in other currencies. For the three and nine months ended September 30, 2009, we recognized approximately $0.8 million and $2.7 million in gains on foreign exchange. For the three and nine months ended September 30, 2008, we recognized approximately $0.5 million in gains on foreign exchange and $0.6 million in losses on foreign exchange, respectively.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Interest Expense, Net. Net interest expense for the three and nine months ended September 30, 2009 was approximately $0.5 million and $1.4 million respectively, compared to net interest expense of approximately $0.1 million and $0.4 million respectively for the corresponding periods in 2008. The increase in net interest expense is due to our increase in borrowings to fund our acquisitions.

Equity Share in Income (Loss) of Unconsolidated Affiliates. For the three and nine months ended September 30, 2009, we recognized $0.2 million and $0.5 million, respectively, of our share in the income of BRC’s unconsolidated affiliates. For the three and nine months ended September 30, 2008, we recognized $0.1 million in loss and $19,000 in income, respectively, for our share of BRC’s unconsolidated affiliates.

Provision for Income Taxes. Income tax expense for the three months ended September 30, 2009 was approximately $10.0 million representing an effective tax rate of 39.5%, which consisted of the provision for our foreign operations. Income tax expense for the nine months ended September 30, 2009 was approximately $20.3 million representing an effective tax rate of 40.8%, which consisted of the provision for our foreign operations. The Company has not recorded income tax benefit for losses incurred in the United States and certain foreign jurisdictions for both the three and nine months ended September 30, 2009 as the Company cannot conclude that such tax benefits meet the more likely than not threshold for realization. The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result in the fluctuation of earnings in the various jurisdictions.

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

At September 30, 2009, our cash and cash equivalents totaled approximately $44.6 million, an increase of $18.1 million from the $26.5 million of cash and cash equivalents at December 31, 2008.

At September 30, 2009, we had approximately $33.2 million of outstanding debt and credit lines with an aggregate unused borrowing capacity of $40.9 million.

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

Intesa Sanpaolo Revolving Line of Credit. IMPCO U.S. and Fuel Systems entered into an uncommitted line of credit that is callable on demand with Intesa Sanpaolo S.p.A. dated December 17, 2008 with a maximum aggregate principal amount outstanding of $13.0 million. On July 10, 2009, Fuel Systems and IMPCO converted this uncommitted short-term credit facility into a committed, unsecured, revolving credit facility. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments, but does not currently intend to use any of the funds for its own purposes. The maximum aggregate principal amount of loans outstanding at any time remains at $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.50% of the average daily unused amount and also includes financial covenants regarding the Company’s ratio of net debt to EBITDA, consolidated net worth and aggregate debt level. At September 30, 2009, we were in compliance with these covenants. At September 30, 2009, there was no balance outstanding under this credit facility at an interest rate of 3.8%.

MTM Credit Agreements

Unicredit Bank Medio Credito Term Loan. On December 2, 2004, MTM entered into a five-year unsecured term loan agreement with Unicredit Banca Medio Credito S.p.A. of Italy, in which MTM received approximately $13.6 million based on the December 31, 2004 exchange rate of $1.36 to the euro. The proceeds of the loan were used for working capital purposes and contributed towards the $22.0 million loaned to IMPCO on December 23, 2004. The payment terms are such that MTM will pay $0.7 million on a quarterly basis throughout the term of the loan and interest based on the 3-month EURIBOR rate plus 1% per annum, which was 1.75% and 3.9% at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008 the amount outstanding was approximately $0.7 million and $2.8 million, respectively. The loan agreement requires that MTM maintain a debt to equity ratio of less than 0.80. In addition, MTM is required to maintain net assets of at least $29.2 million based on the average interbank currency exchange rate on September 30, 2009. At September 30, 2009, MTM was in compliance with these covenants.

Borrowings from Banca IMI and Intesa Sanpaolo. On December 22, 2008, MTM entered into a financing agreement with Banca IMI S.p.A. and Intesa Sanpaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $21.9 million converted into U.S. dollars based on the average interbank currency exchange rate on September 30, 2009) to be used for the acquisitions of Distribuidora Shopping and certain assets from FuelMaker as well as for investments in our subsidiaries and certain capital expenditures for research and development. On January 15, 2009, MTM drew down €10.0 million (approximately $13.2 million converted into U.S. dollars based on the average interbank currency exchange rate on January 15, 2009) from this financing agreement and on May 28, 2009 MTM drew down the remaining to €5.0 million (approximately $7.0 million converted to U.S. dollars based on the average interbank currency exchange rate on May 28, 2009). At September 30, 2009, approximately $21.9 million was owed under this agreement. There were no amounts outstanding on this financing agreement as of December 31, 2008.

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

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna, our Chief Executive Officer, and his family to hold, directly or indirectly, 10% of the outstanding capital stock of FSYS, unless the reduction in ownership is attributable to one or more issuances of FSYS capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At September 30, 2009, MTM was in compliance with these covenants. All of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables are pledged to secure the loan.

Lines of Credit. At September 30, 2009, MTM had unsecured lines of credit amounting to approximately $3.3 million, based on the average interbank currency exchange rate at September 30, 2009, with no outstanding balance at September 30, 2009 and December 31, 2008. During the first quarter of 2009, MTM renegotiated certain limited terms associated with the lines of credit. At September 30, 2009, the fixed and variable interest rates for the unsecured lines of credit ranged between 0.1% and 2.1% with a weighted average of 0.79%. These lines can also be used for overdraft borrowings up to the available capacity at fixed and variable interest rates ranging between 3.05% and 8.8% with a weighted average of 6.11% at September 30, 2009.

Additionally, MTM has in aggregate up to $17.2 million in lines of commercial credit collateralized by customer accounts receivable, based on the average interbank currency exchange rate at September 30, 2009, all of which was available for borrowing. During the first quarter of 2009, MTM renegotiated certain limited terms associated with the lines of credit. At September 30, 2009, the fixed and variable interest rates for the commercial lines of credit ranged between 0.74% and 3.9% with a weighted average of 1.85%. There was no balance outstanding at September 30, 2009, and December 31, 2008, respectively. These lines of credit are callable on demand.

BRC Credit Agreements

Zavoli Acquisition Term Loan. On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy, from which BRC received approximately $6.7 million based on the exchange rate at June 30, 2007. The proceeds for the loan were used to purchase Zavoli on July 2, 2007 for approximately $8.5 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR rate plus 0.4% per annum, which was 1.4% and 3.4% at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008 the amount outstanding was $5.3 million and $5.8 million, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at the end of each year, of less than 1.25 to maintain this rate. At December 31, 2008, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR rate plus 1.2% which was 2.2% at September 30, 2009.

Italian Ministry of Industry Term Loan. In 2002, BRC entered into unsecured term loan agreements with the Italian Ministry of Industry for the purpose of funding the acquisition of property, plant and equipment and research and development expenditures. The 2002 loan is repayable in semi-annual installments through 2011 at a subsidized interest rate of 2.0%. At both September 30, 2009 and December 31, 2008, approximately $0.4 million was owed under this agreement.

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

In March 2009, our subsidiary in the Netherlands entered into a new overdraft facility that has $1.5 million of availability based on the average interbank currency exchange rate of the U.S. dollar to the euro on September 30, 2009. The interest rate is variable based on one-month EURIBOR plus 1.25% per annum, which was 1.7% at September 30, 2009. Additionally a liquidity premium, 0.5% per annum at September 30, 2009, is charged per borrowing request. At September 30, 2009, there was no balance outstanding under this credit facility.

Zavoli Lines of Credit. At September 30, 2009, Zavoli had unsecured lines of credit amounting to approximately $0.3 million based on the average interbank currency exchange rate at September 30, 2009, with no outstanding balance at September 30, 2009 and December 31, 2008. At September 30, 2009, the fixed and variable interest rates for the unsecured lines of credit ranged between 0.9% and 1.1% with a weighted average of 1.07%. These lines can also be used for overdraft borrowings up to the available capacity at fixed and variable interest rates ranging between 4.7% and 6.3% with a weighted average of 4.1% at September 30, 2009.

Additionally, Zavoli has in aggregate up to $4.4 million in lines of commercial credit collateralized by customer accounts receivable, based on the average interbank currency exchange rate at September 30, 2009, of which, $4.1 million was available for borrowing. At September 30, 2009, the fixed and variable interest rates for the commercial lines of credit ranged between 1.2% and 2.8% with a weighted average of 2.8%. At September 30, 2009, there was approximately $0.2 million outstanding under these lines with a weighted average interest rate of 1.3%. There was no balance outstanding as of December 31, 2008. These lines of credit are callable on demand.

Zavoli also has two unsecured lines of credit guaranteed by BRC amounting to approximately $2.9 million, based on the average interbank currency exchange rate at September 30, 2009. One of the lines of credit consists of €1.0 million (approximately $1.5 million converted into U.S. dollars based on the average interbank currency exchange rate on September 30, 2009), all of which is due on December 31, 2009. The second line of credit consists of €1.0 million (approximately $1.4 million converted into U.S. dollars based on the average interbank currency exchange rate on September 30, 2009), all of which is callable on demand. At September 30, 2009, the interest rates for the lines of credit were fixed at 4.0%. At September 30, 2009, there was approximately $2.9 million outstanding under these lines. There was no balance outstanding as of December 31, 2008.

Distribuidora Shopping Lines of Credit. At September 30, 2009, Distribuidora Shopping had unsecured lines of credit amounting to approximately $0.3 million, based on the average interbank currency exchange rate at September 30, 2009, with approximately $13,000 outstanding under these lines at September 30, 2009. At September 30, 2009, the interest rates for the unsecured lines of credit was 18.0% with a weighted average of 18%. These lines of credit are callable on demand.

Other Loans. We finance, through third party lenders, certain insurance policies which are payable within a year from the date of financing. At September 30, 2009 and December 31, 2008, the balance of these outstanding loans totaled approximately $0.3 million and $0.1 million, respectively, bearing interest at annual rates of 4.0% to 4.8% at September 30, 2009 and 4.2% at December 31, 2008.

Additionally, Distribuidora Shopping had unsecured financing with the Argentine government for payments due for employee social security benefits and income tax liabilities amounting to approximately $0.3 million with interest rates ranging between 18.0% and 24.0% with a weighted average of 23.3% at September 30, 2009. These borrowings mature between November 2009 and April 2010.

On March 6, 2009, Zavoli S.r.L. entered into a ten-year term loan agreement with Banco Populare Dell’Emilia Romagna Societa Cooperativa of Italy in which Zavoli received €0.4 million (approximately $0.5 million converted into U.S. dollars based on the average interbank currency exchange rate on March 6, 2009). The payment terms are such that Zavoli will pay approximately $13,000 on a quarterly basis throughout the term of the loan and interest based on three-month EURIBOR rate plus 1.35% per annum, which was 2.1% at September 30, 2009. At September 30, 2009, the amount outstanding was $0.6 million.

Liquidity Ratios

Our ratio of current assets to current liabilities was 2.0:1.0 at September 30, 2009 and 1.7:1.0 at December 31, 2008, respectively. At September 30, 2009, our total working capital had increased by $52.7 million to $135.5 million from $82.8 million at December 31, 2008. This increase is due primarily to the following: (1) an increase in cash and cash equivalents of $18.1 million primarily related to our issuance of 1.5 million shares of common stock in a registered direct offering (2) an increase of $42.9 million in net receivables primarily in BRC operations due to the change in mix of sales between aftermarket and post-production OEM and increase in revenue; (3) an increase of $8.9 million in net inventories consisting of $1.1 million increase in our BRC operations and $7.8 million increase in our IMPCO operations; and (4) a decrease of $8.8 million in accounts payable, which all were partially offset by decreases in working capital due to an increase of $27.3 million in accrued expenses, an increase of $0.8 million in borrowings on revolving lines of credit and increase in borrowings on term loans and other loans of $25.4 million.

Cash Flows

Net cash provided by operating activities during the nine months ended September 30, 2009 was $11.4 million compared to $26.9 million for the same period in 2008. Cash flows used in operating activities in 2009 consisted of net income of $30.0 million adjusted for non-cash charges for depreciation and amortization expenses of $8.9 million, which included $3.1 million in amortization of intangible assets acquired. Cash flows provided by operating activities for the same period in 2008 consisted of net income of $23.6 million adjusted for non-cash charges for depreciation and amortization expenses of $7.1 million, which included $2.2 million in amortization of intangible assets acquired. In addition, in the first nine months of 2009 and 2008, we received $0.2 million for dividends from an unconsolidated affiliate in both periods.

Other non-cash charges that impacted net income in the first nine months of 2009 primarily related to the following:

•	$5.2 million increase in the inventory excess and obsolete provision;

•	Partially offset by $2.0 million gain associated with the acquisition of WMTM;

•	$0.5 million of our share in income of unconsolidated entities; and

•	$1.5 million unrealized gain on foreign exchange.

Other non-cash charges that impacted net income in the first nine months of 2008 primarily related to the following:

•

$0.4 million in net unrealized loss on foreign exchange transactions, primarily from the net effect of movements between the U.S. dollar and the euro on the MTM loan balance and the fair value adjustment for the foreign currency derivative instrument which matured in January 2008;

•	$2.3 million related to the inventory excess and obsolete provision;

•	$0.5 million related to the provision for loan to unconsolidated affiliate;

•	$3.9 million related to goodwill impairment loss; and

Changes in working capital that affected operating cash flows in the first nine months of 2009 primarily were due to the following:

•

$27.9 million increase in accounts receivable due to the change in mix of sales between aftermarket and post-production OEM where payment terms with our OEM customers are generally longer than our aftermarket customers;

•	$19.5 million decrease in accounts payable due to payments for increased purchases of inventory in the fourth quarter of 2008; and

•	Partially offset by $10.4 million increase in accrued expenses primarily for income taxes payable related to additional taxable income in 2009 for BRC operations.

•	$11.7 million decrease in inventory due to efforts to reduce inventory levels;

Changes in working capital that affected operating cash flows in the first nine months of 2008 primarily were due to the following:

•	$17.4 million increase in accounts receivable due to growth in revenue related to the transportation market;

•	$13.9 million increase in inventory due to our efforts to reduce inventory lead time;

•	Partially offset by $16.7 million increase in accrued expenses; and

•	$6.2 million increase in accounts payable.

Net cash used in investing activities during the nine months ended September 30, 2009, was $38.0 million primarily due to the following:

•	$5.6 million related to the purchase of Distribuidora Shopping;

•	$7.0 million related to the purchase of FuelMaker assets; and

•	$10.0 million related to increased purchases of equipment and leasehold improvements to expand manufacturing capacity and investments in our US automotive and engine dressing businesses

•	$14.6 million related to the purchase of the Power Systems Business

Net cash used in investing activities during the nine months ended September 30, 2008 was $14.1 million primarily due to the following:

•	$7.6 million related to increased purchases of equipment and leasehold improvements to expand manufacturing capacity;

•	$6.3 million related to the purchase of a minority interest of a consolidated subsidiary of IMPCO Australia

Net cash provided by financing activities during the nine months ended September 30, 2009, was $43.0 million primarily due to the following:

•	$19.8 million related to proceeds from term loans related to the purchase of Distribuidora Shopping, FuelMaker assets and other working capital requirements for BRC operations;

•	$27.7 million net proceeds from issuance of 1,500,000 shares of our common stock; and

•	Partially offset by $4.4 million in payment of term loans.

Net cash used in financing activities during the nine months ended September 30, 2008, was $4.3 million primarily due to the following:

•	$3.0 million related to payment of term loans;

•	$2.3 million related to the net payment of lines of credit; and

•	$0.9 million related to payment of dividends to noncontrolling interest in consolidated subsidiaries;

•	Partially offset by $2.4 million related to proceeds from stock options and warrant exercises.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of September 30, 2009:

		Payments Due by Period
(In thousands) Contractual Obligations		Three Months Ending December 31, 2009	Years Ending December 31,
	Total		2010	2011	2012	2013	Thereafter
Revolving lines of credit	$3,177	$3,177	$—	$—	$—	$—	$—
Term and other loans — principal	30,032	4,790	6,208	6,047	6,030	4,435	2,522
Term and other loans — interest	1,584	110	574	412	280	150	58
Capital lease obligations(a)	450	75	254	112	9	—	—
Operating lease obligations(a)(b)	47,553	2,816	9,447	9,425	7,680	7,043	11,142
Other long-term liabilities(c)	230	11	34	32	15	15	123
Other and miscellaneous(a)	1,739	134	535	535	535	—	—

	$84,765	$11,113	$17,052	$16,563	$14,549	$11,643	$13,845

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contract. Furthermore, annual lease payments may change as we consolidate our operations or for other reasons.
(b)	Operating lease obligations of $40,000, related to the Seattle facility lease which were accrued as part of restructuring in 2005, are included with “other long-term liabilities” (see (c) below).
(c)	The Company has other long term liabilities amounting to $7.2 million, of which $7.0 million are not shown on this table. Of the $7.0 million, $1.8 million relates to obligations to employees and directors under our deferred compensation plan, $4.6 million relates to mandatory termination payments for Italian employees called the Trattamento di Fine Rapporto required by Italian law. Payments under both of these are paid when employees are terminated. In addition, $0.4 million relates to a liability recorded for potential escheatment of assets in Netherlands and $0.2 million relates to labor and social security contingencies acquired with Distribuidora Shopping. Since the timing of all these items are unknown, these amounts are not included in the table above. Other long term liabilities included in the table above amount to $0.2 million, of which $190,000 relates to a severance agreement with a former CEO and $40,000 relates to the Seattle facility lease, which were accrued as part of restructuring in 2005.

Recent Accounting Pronouncements

In December 2007, the FASB revised the authoritative guidance for business combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired measured at fair value as of the acquisition date. In addition, all acquisition costs to be expensed rather than capitalized. This guidance also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement became effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and should be applied for all business combinations entered into after the date of adoption. The Company adopted this guidance effective January 1, 2009. This guidance has an impact on the Company’s accounting for business combinations completed on or after January 1, 2009 including the Company’s acquisitions of Distribuidora Shopping S.A., FuelMaker Corporation assets and the remaining 50% of WMTM Equipamentos de Gases, Ltda as well as the Company’s acquisition of Teleflex Incorporated’s Power Systems business.

In December 2007, the FASB revised the authoritative guidance for non-controlling interests in consolidated financial statements. The guidance outlines new accounting and reporting requirements for ownership interests in subsidiaries held by parties other than the parent (previously known as minority interest), the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Effective January 1, 2009, the Company adopted the guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. In accordance with this guidance, the Company applied the presentation and disclosure requirements retrospectively to comparative financial statements. As a result, the Company reclassified minority interests in consolidated subsidiaries from prior period to conform to current period presentation.

In April 2009, FASB issued the authoritative guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which requires certain disclosures related to assets and liabilities acquired through business combinations arising out of potential contingencies. This guidance requires assets and liabilities acquired through contingencies to be recorded at fair value on the acquisition date if the fair value can be determined during the measurement period or if it can be determined that it was probable that the asset or liability existed as of the acquisition date and the amount can be reasonably estimated. The provisions do not need to be applied to immaterial items. The guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Effective January 1, 2009, the Company adopted this guidance. The adoption of this guidance has an impact on the Company’s accounting for business combinations completed on or after January 1, 2009 including the Company’s acquisitions of Distribuidora Shopping S.A., FuelMaker Corporation assets and the remaining 50% of WMTM Equipamentos de Gases, Ltda as well as the Company’s acquisition of Teleflex Incorporated’s Power Systems business.

In May 2009, the FASB issued authoritative guidance for establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance does not apply to subsequent events or transactions that are within the scope of other applicable U.S. generally accepted accounting principles (“GAAP”) that provide different guidance on the accounting treatment for subsequent events or transactions. The guidance is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted this authoritative guidance in the second quarter of 2009. In accordance with this guidance, the Company evaluated subsequent events through November 6, 2009, which is the date these financial statements were issued.

In June 2009, the FASB issued authoritative guidance for the consolidation of variable interest entities and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Former guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. New guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. This guidance will be effective as of the beginning of interim and annual reporting periods beginning after November 15, 2009. The Company is currently assessing the impact this guidance may have on its financial statements.

In June 2009, the FASB issued authoritative guidance for The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and will not have affect on our financial position, results of operations or liquidity. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

BRC recorded the foreign exchange effect of carrying the MTM loan on its books, as well as other assets and liabilities to be settled in a currency other than the euro, even though this loan was being eliminated for financial reporting purposes beginning with the consolidated balance sheet at March 31, 2006. For the nine months ended September 30, 2009 we recognized gains of approximately $3.2 million and unrealized losses of approximately $0.7 million, respectively, on foreign exchange in our consolidated statements of income.

Because of our significant operations outside of the United States, we engage in business relationships and transactions that involve many different currencies. Exchange rates between the U.S. dollar and the local currencies in these foreign locations where we do business can vary unpredictably. These variations may have an effect on the prices we pay for key materials and services from overseas vendors in our functional currencies under agreements that are priced in local currencies. For the nine months ended September 30, 2009, non-US operations accounted for approximately 90% of our revenues and euro denominated revenues accounted for 81% of our total revenues. If exchange rates with local currencies decline, our effective costs for such materials and services would increase, adversely affecting our profitability. We currently do not and may not in the future be able to hedge against these risks.

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

Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A.	Risk Factors

The risk factors contained in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 could materially affect our business, financial position and results of operations and you should consider them carefully. There are no material changes from the risk factors set forth in our Form 10-K other than the following risks (in any event we should keep these as they were refined after the S-3 A):

We engage in related party transactions, which could result in a conflict of interest involving our management.

We have engaged in the past, and continue to engage, in a significant number of related party transactions, specifically between the Company’s foreign subsidiaries and members of the family of our CEO and largest shareholder, his brother, companies our CEO’s family owns in part or may control and companies that employees and service providers own in whole or in part and former owners of the companies we have purchased in foreign countries. Many of these relationships stem from the fact that when we acquired these foreign subsidiaries they were privately owned and such transactions are not uncommon in privately owned companies. Our Board and its Committees seek to review such related party transactions which are on going and review new transactions which may be proposed for various issues related to the effect on our business. We cannot assure you that the terms of the transactions with these various related parties are on terms as favorable to us as those that could have been obtained in arm’s-length transactions with third parties, or that the existing policies and procedures are sufficient to identify and completely address conflicts of interest that may arise. Related party transactions could result in related parties receiving more favorable treatment than an unaffiliated third party would receive, although these parties may provide goods or services that are not readily available elsewhere in some situations. In addition, related party transactions present difficult conflicts of interest, could result in significant and minor disadvantages to our company and may impair investor confidence, which could have an adverse effect on our financial condition, liquidity and results of operations. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our shareholders.

Expiration of Italian government incentives for post-production OEM conversions may materially adversely affect our revenue and operating results.

The Italian government in early 2009 provided significantly increased economic incentives for the purchase before December 31, 2009 of new dual fuel consumer automobiles, commercial transportation vehicles and motorbikes which use compressed natural gas (NPG) or liquid propane gas (LPG). These incentives, combined with our investment in OEM conversion facilities in Italy, stimulated significant growth in the first half of 2009 of our BRC division revenues and operating income. While we believe the Italian government incentives for 2009 purchases increased demand for our post-production OEM conversions in Italy, we also believe that demand is stimulated by the lower price, when compared to gasoline, of CNG and LPG in Italy and elsewhere in Europe. While we believe that the Italian government may extend the incentives beyond 2009, we can offer no assurance that the incentives will be continued or will not be significantly reduced. The expiration or reduction of the Italian government incentives may significantly reduce demand for our post-production OEM conversions and, accordingly, materially reduce the revenue and operating results from our BRC operations and thereby our company as a whole.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following tables provide information on sales and purchases of our common shares outstanding made by us during the three months ended September 30, 2009. These sales and purchases were made in open-market transactions in order to provide for the Company’s obligations under our deferred compensation plan.

ISSUER SALES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Sold	Average Price Received per Share (or Unit)	Total Number of Shares (or Units) Sold as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Sold Under the Plans or Programs
July 1–31, 2009	1,042	$22.10	n/a	n/a
August 1–31, 2009	—	—	n/a	n/a
September 1–30, 2009	—	—	n/a	n/a

Total	1,042	$22.10	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on August 27, 2009. A total of 14,524,645 of the Company’s shares were present or represented by proxy at the meeting. The Company’s stockholders took the following actions:

(1) Election of Directors – The stockholders voted on the election of three directors, listed below, to serve a term of three years. The results were as follows:

	Number of Votes
Director Nominee	For	Withheld
Mariano Costamagna	12,530,994	1,993,651
William J. Young	12,537,904	1,986,741
Aldo Zanvercelli	12,529,088	1,995,557

(2) Ratification of Appointment of Independent Auditors – The stockholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year. The results were as follows:

Number of Votes
For	14,471,219
Against	43,431
Abstained	9,995

(3) Adoption of the Fuel Systems Solutions, Inc. 2009 Restricted Stock Plan – The stockholders approved the adoption of the Company’s 2009 Restricted Stock Plan. The results were as follows:

Number of Votes
For	9,134,617
Against	1,583,551
Abstained	592,301
Broker Non-Votes	3,214,176

Item 5.	Other Information

None.

Item 6.	Exhibits.

The following documents are filed as exhibits to this Quarterly Report:

2.1	Equity Interest Purchase Agreement, dated as of July 19, 2009, by and among Fuel Systems Solutions, Inc. and Teleflex Incorporated (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 22, 2009).

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

4.1	Amendment No. 1 to Stockholder Protection Rights Agreement, dated as of July 21, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on July 21, 2009).

10.1	Committed Credit Facility dated July 10, 2009 between Fuel Systems, Inc./IMPCO Technologies, Inc. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17, 2009).

10.2	2009 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 9, 2009).

10.3	2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 9, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL SYSTEMS SOLUTIONS, INC.

Date: November 6, 2009	By:	/s/ MATTHEW BEALE
Matthew Beale President and Chief Financial Officer