Form 10-K
period 2009-12-31
Fuel Systems Solutions, Inc.
filed 2010-03-08
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 001-32999

FUEL SYSTEMS SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3960974
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification No.)

780 Third Avenue, 25th Floor, New York, New York 10017

(Address of Principal Executive Offices, Including Zip Code)

(646) 502-7170

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $287.5 million based upon the closing sale price of the registrant’s common stock of $20.19 on June 30, 2009, as reported on the Nasdaq Stock Market.

As of February 15, 2010, the registrant had 17,610,320 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

FUEL SYSTEMS SOLUTIONS, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These statements may be found throughout this Form 10-K. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward looking statements. Statements in this Form 10-K that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. In most cases, you can identify forward looking statements by the following words: “may,” “will,” “would,” “should,” “could,” “may,” “expect,” “anticipate,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seeks,” “on-going” or the negative of these terms or other comparable terminology often identify forward-looking statements, although not all forward-looking statements contain these words. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and beliefs concerning future business conditions, our results of operations, financial position and our business outlook, or state other “forward-looking” information based on currently available information. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss under the heading “Risk Factors.” These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. We cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not place undue reliance on these forward looking statements. The forward-looking statements made in this Form 10-K relate to events and state our beliefs, intent and our view of future events only as of the date of this form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. A list of the known material factors that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is included in Item 1A “Risk Factors.” You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Annual Report.

PART I

Item 1.	Business.

Overview

We design, manufacture and supply alternative fuel components and systems for use in the transportation and industrial markets on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For 50 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of over 360 distributors and dealers in more than 70 countries and more than 100 original equipment manufacturers, or OEMs.

We offer an array of components, systems and fully integrated solutions for our customers, including:

•	fuel delivery—pressure regulators, fuel injectors, flow control valves and other components designed to control the pressure, flow and/or metering of gaseous fuels;

•	electronic controls—solid-state components and proprietary software that monitor and optimize fuel pressure and flow to meet manufacturers’ engine requirements;

•	gaseous fueled internal combustion engines—engines manufactured by OEMs that are integrated with our fuel delivery and electronic controls;

•	systems integration—systems integration support to integrate the gaseous fuel storage, fuel delivery and/or electronic control components and sub-systems to meet OEM and aftermarket requirements;

•	auxiliary power systems—fully integrated auxiliary power systems for truck and diesel locomotives; and

•	natural gas compressors—natural gas compressors and refueling systems for light and heavy duty refueling applications.

Automobile manufacturers, taxi companies, transit and shuttle bus companies, and delivery fleets are among the most active customers for our transportation products where our largest markets are currently outside the United States. We recently announced our intention to expand our activities in these same markets within the United States. Manufacturers of industrial mobile equipment and stationary engines are among the most active customers for our industrial products. Users of small and large industrial engines capitalize on the lower cost and pollutant benefits of using alternative fuels. For example, forklift and other industrial equipment users often use our products to operate equipment indoors resulting in lower toxic emissions. The wide availability of gaseous fuels in world markets combined with their lower emissions and cost compared to gasoline and diesel fuels is driving rapid growth in the global alternative fuel industry.

Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Fuel Systems Solutions, Inc., or Fuel Systems, and its subsidiaries. We were incorporated in Delaware in 1985 after having provided automotive and alternative fuel solutions in a variety of organizational structures since 1958. In 2006, we reorganized our business and corporate structure creating Fuel Systems Solutions, Inc. as a holding company with our two operating segments, IMPCO operations, and BRC operations. Our IMPCO operations consist mainly of our industrial business but includes certain activities in the transportation market undertaken at our facilities in California, Canada and the Netherlands. All other business in the transportation market is conducted by our BRC operations.

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

Alternative Fuel Industry

Overview

Our business is focused on the alternative fuel industry. We believe three independent market factors—economics, energy independence and environmental concerns—are driving the growth of the market for alternative fuel technology. We believe the historic price differential between propane or natural gas and gasoline results in an economic benefit to end users of alternative fuel technology. In transportation markets, the price of alternative fuels such as natural gas or propane is typically substantially less than the price of gasoline. By converting a liquid fueled internal combustion engine to run on propane or natural gas, customers can capitalize on this fuel price differential. End-users may recoup the cost of the conversion within six to eighteen months, depending on the fuel cost disparity prevailing at the time and fuel usage.

In addition to economic benefits of alternative fuels to end-users, some governments have sought to create a demand for alternative fuels in order to reduce their dependence on imported oil and reduce their unfavorable balance of payments by relying on their natural gas reserves. Alternative fuel vehicles that operate on natural gas or propane can lessen the demand for imported crude oil.

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

Markets

We are directly involved in two market segments: the transportation segment and the industrial segment, including mobile and power generation equipment. These segments have seen growth in the use of clean-burning gaseous fuels due to the less harmful emissions effects of gaseous fuels and the cost advantage available in many markets of gaseous fuels over gasoline and diesel fuels. Historically, we have derived substantially all of our transportation segment revenues from countries outside the United States. We recently announced our intention to expand our offering of alternative fuel systems solutions in the automotive alternative fuel transportation market in the United States.

Transportation

According to the most recent statistics from the World LP Gas Association and International Association for Natural Gas Vehicles, there are over fourteen million propane, or LPG, vehicles and nearly ten million natural gas vehicles in use worldwide, either for personal mobility, fleet conveyance or public transportation. As the world’s vehicle population increases, most growth is expected to occur in developing countries within Asia, North Africa and areas of the Middle East. These regions currently have the lowest ratio of vehicles per one thousand people and are slated to grow rapidly over the next ten years as economic improvements stimulate personal vehicle ownership. The Energy Information Administration of the U.S. Department of Energy, the World Bank, the Office of Economic and Community Development, the fifteen countries of the European Union and the Asian Development Bank suggest that interest in expanding the use of alternative fuel vehicles is mounting in many parts of the developed and developing world. In Europe, Asia and Latin America alternative fuel vehicles operating on propane and natural gas are widely available through OEM and aftermarket distribution channels and have gained important penetration of total vehicles in circulation in many countries.

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

Our industrial brands focus on serving the market with fuel systems, services and emission certified engine packages. With the imposition of new emissions regulations, OEMs will require advanced technologies that permit the use of gaseous fuels in order to satisfy not only new regulations but also their customers’ requirements for durability, performance and reliability. We have developed and are currently supplying a series of advanced technology alternative fuel systems to the industrial OEM market under the brand name Spectrum®.

The World Energy Outlook 2009 projects the global primary energy demand to grow by 40% between 2007 and 2030 at an average annual rate of 1.5% per year. Even though the earth’s energy resources are adequate to meet this demand, the amount of investment that will be needed to exploit these resources will be higher than in the past. World Energy Outlook 2009 estimated that an investment of $26.0 trillion is needed through 2030. According to the World Energy Outlook 2009, world oil resources are judged to be sufficient to meet the projected growth in demand to 2030; however, a supply-side crunch involving an abrupt escalation in oil prices cannot be ruled out. Consequently, natural gas remains a key fuel in the electric power and industrial sectors. Consumption of natural gas worldwide is expected to rise from 106 trillion cubic feet in 2007 to 152 trillion cubic feet in 2030. Gaseous fuels such as propane and natural gas have significant reserves available worldwide that are less costly to refine compared to crude oil and have historically been less expensive than liquid fuels. According to the U.S. Geological Survey’s World Petroleum Assessment 2000, a significant volume of natural gas remains to be discovered. China and India, the world’s most heavily populated nations, are actively developing their infrastructure to facilitate natural gas consumption and imports.

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

We believe we have developed a technological leadership position in the alternative fuel industry based on our experience in designing, manufacturing and commercializing alternative fuel delivery products and components; our relationships with leading companies in transportation; our knowledge of the power generation and industrial markets; our financial commitment to research and product development; and our proven ability to develop and commercialize new products. We believe our competitive strengths include:

•	strong technological base;

•	strong global distribution and OEM customer relationships;

•	extensive manufacturing experience;

•	established systems integration expertise; and

•	positioning for global growth.

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

In 2009, two customers represented 13.0% and 11.6% of our consolidated sales, respectively. In 2008, one customer represented 10.7% of our consolidated sales and in 2007, no single customer represented more than 10% of our consolidated sales. During 2009, 2008 and 2007, sales to our top ten customers accounted for 62.0%, 36.3% and 39.7% of our consolidated sales, respectively. If our largest customer or several of these key customers were to reduce their orders substantially, we would suffer a decline in sales and profits, and those declines could be substantial.

Products and Services

Our products include gaseous fuel regulators, fuel shut-off valves, fuel delivery systems, complete engine systems, auxiliary power systems and electronic controls for use in internal combustion engines for the transportation, industrial and power generation markets. In addition to these core products, which we manufacture, we also design, assemble and market ancillary components required for complete systems operation on alternative fuels.

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

Compressors	• Complete range of compressors for natural gas refueling applications and turnkey refueling stations

Auxiliary Power Systems	• Range of auxiliary power systems products for truck and rail applications

We have developed capabilities that we use to develop a broad range of products to satisfy our customers’ needs and applications. These capabilities/applications fall into the following categories:

Capabilities	Applications
Design and Systems Integration	• Strong team of applications engineers for component, system and engine level exercises providing support to customers in the application of our gaseous fuel products

Capabilities	Applications
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

Sales and Distribution

We sell products through a worldwide network encompassing over 360 distributors and dealers in more than 70 countries and through a sales force that develops sales with distributors, OEMs and large end-users. Our operations focus on OEM and aftermarket distributors in the transportation, industrial and power generation markets. Of these markets, we believe that the greatest potential for growth is in the Europe, Asia, North America and Middle East regions in sales to transportation OEMs and aftermarket distributors and installers and in North America in sales to industrial OEMs and the related aftermarket.

During the years 2009, 2008 and 2007, sales to distributors accounted for 35.5%, 60.5% and 61.3%, respectively, of our net revenue, and sales to OEM customers accounted for 64.5%, 39.5% and 38.7%, respectively, of our net revenue.

Distributors generally service the aftermarket business for the conversion of liquid fueled engines to gaseous fuels. Many domestic distributors have been our customers for more than 30 years, and many of our export distributors have been our customers for more than 20 years.

Information regarding revenue, income and assets of each of our two business segments, IMPCO operations and BRC operations, and our revenue and assets by geographic area is included in Note 17 to the consolidated financial statements included elsewhere in this Annual Report on Form 10K.

Manufacturing

We manufacture and assemble a majority of our products at our facilities in Santa Ana, California, Kitchener, Canada, Buenos Aires, Argentina and Cherasco, Italy and to a lesser extent at some of our other international facilities. Current manufacturing operations consist primarily of mechanical assembly and light machining. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic and foreign automotive and electronics suppliers, die casters, stamping operations, specialized diaphragm manufacturers and machine shops. During 2009, one supplier represented 12.4% of the consolidated raw materials and services. During 2008, no suppliers represented more than 10% of the consolidated purchases of raw materials and services. In 2007, one supplier accounted for approximately 10.4% of our purchases of raw materials and services.

Material costs and machined die cast aluminum parts represent the major components of our cost of sales. Coordination with suppliers for quality control and timely shipments is a high priority to maximize inventory management.

We use a computerized material requirement planning system to schedule material flow and balance the competing demands of timely shipments, productivity and inventory management. Our manufacturing facilities in California, Canada, Argentina and Italy are ISO-9001 certified.

Research and Development

Our research and development programs provide the technical capabilities that are required for the development of systems and products that support the use of gaseous fuels in internal combustion engines. Our research and development is focused on fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines. Our research and development expenditures were approximately $15.2 million, $11.1 million and $7.9 million in 2009, 2008 and 2007, respectively.

Competition

Our key competitors in gaseous fuel delivery products, accessory components and engine conversions markets include Landi Group, OMVL, S.r.L. and O.M.T. Tartarini, S.r.L. located in Europe; Aisan Industry Co. Ltd. and Nikki Company Ltd. in Japan. These companies, together with us, account for a majority of the world market for alternative fuel products and services. In the future, we may face competition from traditional automotive component suppliers, such as the Bosch Group, Delphi Corporation, Siemens VDO Automotive AG and Visteon Corporation, and from motor vehicle OEMs that develop fuel systems internally. Industry participants compete on price, product performance and customer support.

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

Employees

As of December 31, 2009, we employed approximately 1,767 persons, excluding those employed by our unconsolidated affiliates in Italy and Korea. Of these employees, 331 were employed in IMPCO operations, of which 173 are foreign employees, and 1,436 were employed in BRC operations all of which are foreign employees. Employees in Italy, the Netherlands and Argentina are represented by a collective bargaining agreement. Personnel employed by our foreign subsidiaries are often subject to national labor contracts. We consider our relations with our employees and unions to be good.

Intellectual Property

We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have approximately one hundred patents registered in countries located in North America, Europe, and Asia. We do not expect the expiration of our patents to have a material effect on our revenue.

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

Expiration of Italian government incentives for post-production OEM conversions will adversely affect our revenue and operating results.

The Italian government in early 2009 provided significantly increased economic incentives for the purchase before December 31, 2009 of new dual fuel consumer automobiles, commercial transportation vehicles and motorbikes which use compressed natural gas (NPG) or liquid propane gas (LPG). These incentives apply to automobiles ordered by customers prior to December 31, 2009 and delivered to customers thereafter. These incentives, combined with our investment in OEM conversion facilities in Italy, stimulated significant growth during 2009 of our BRC division revenues and operating income. As of the date of this Annual Report on Form 10-K, the Italian government has not publicized any decision regarding the extension of these incentives into 2010 however we do not believe that they will be extended for 2010. While we believe the Italian government incentives for 2009 purchases increased demand for our post-production OEM conversions in Italy, we also believe that demand is stimulated by the lower price, when compared to gasoline, of CNG and LPG in Italy and elsewhere in Europe. We can offer no assurance that the incentives will be continued or will not be significantly reduced. The expiration or reduction of the Italian government incentives may significantly reduce demand for our post-production OEM conversions and, accordingly, materially reduce the revenue and operating results from our BRC operations and thereby our company as a whole.

Reduced consumer or corporate spending due to weakness in the financial and credit markets and uncertainties in the economy, domestically and internationally, may adversely affect our revenue and operating results.

We depend on demand from the consumer, original equipment manufacturer, contract manufacturing, industrial, automotive and other markets we serve for the end market applications that use our products. All of these markets have been and may continue to be affected by the recent instability in global financial markets that have caused extreme economic disruption. Reductions in consumer or corporate demand for our products as a result of uncertain conditions in the macroeconomic environment, such as volatile energy prices, inflation, fluctuations in interest rates, difficulty securing credit, extreme volatility in security prices, diminished liquidity, mortgage failures, or other economic factors, negatively affect our revenue and operating results could be adversely affected. We realized a slow decline in demand for products in the industrial market during most of 2009, which impacted sales in our IMPCO operating division. The demand for our products in the automotive aftermarket and from post-production OEMs, however, continued to increase during most of 2009.

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

Adverse economic and financial market conditions may also cause our suppliers to be unable to provide materials and components to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for our amounts owing them or reducing the maximum amount of trade credit available to us. While we have not yet experienced changes of this type, they could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

We maintain a significant investment in inventory and have recently made significant investments in the expansion of our operations to meet recent increases in demand for our product without long-term contracts with customers. A decline in our customers’ purchases could lead to a decline in our sales and profitability.

We do not have long-term contracts with many of our customers. Generally, our product sales are made on a purchase order basis, which allows our customers to reduce or discontinue their purchases from us. Accordingly, we cannot predict the timing, frequency or size of our future customer orders. Our ability to accurately forecast our sales is further complicated by the current global economic uncertainty. We maintain significant inventories at BRC Group, the principal operating company in our transportation division, in an effort to ensure that our European transportation customers have a reliable source of supply. Our total inventory at December 31, 2009 was $90.4 million, a decrease of $2.2 million compared to our total inventory at December 31, 2008. If we fail to anticipate the changing needs of our customers and accurately forecast our customer demands, our customers may not continue to place orders with us, and we may accumulate significant inventories of products that we will be unable to sell or return to our vendors. This may result in a significant decline in the value of our inventory and a decrease to our future gross profit.

In addition, due in part to fluctuations in gasoline prices that have oriented automotive manufacturers to promote gaseous fuel equipment and the perceived environmental benefits from alternative fuels, we have experienced a recent, significant increase in the demand for our fuel systems components and systems. To meet this increase in demand, we have recently expanded our operational capacity, including opening new facilities in Italy. We may continue to make significant investments in our business to increase our operational capacity without any guarantees or long-term commitments from our customers that they will continue to purchase our components and systems with the same timing, frequency and size as we expect. As a result, we may not recover the costs of any increased investment in our operations which could have a material, adverse effect on our consolidated financial position, results of operations and cash flows.

Fluctuation in oil prices may adversely affect the demand for our products.

We believe that our sales in recent years have been favorably impacted by changes in consumer demand prompted by rising oil prices and concern over potential increases in oil prices. Conversely, when oil prices decrease and remain low or continue to decrease, it may result in a decline of the demand for our products, which would adversely affect our revenue, operating results and cash flows.

We are dependent on certain key customers, and the loss of one or more customers could have a material adverse effect on our business.

A substantial portion of our business results from sales to key customers. In the year ended December 31, 2009, two customers represented 13.0% and 11.6% of our consolidated sales, respectively. In the year ended December 31, 2008, one customer represented 10.7% of our consolidated sales. In the year ended December 31, 2007, no customer represented more than 10.0% of our consolidated sales. Sales to our top ten customers during the years ended December 31, 2009, 2008, and 2007 accounted for approximately 62.0%, 36.3%, and 39.7% of our consolidated sales, respectively. If our largest customer or several of these key customers were to reduce their orders substantially, we would suffer a decline in revenue and profits, and those declines could be material and adverse.

Currency exchange rate fluctuations and devaluations may have a significant adverse effect on our revenue, sales and overall financial results.

For the year ended December 31, 2009, non-U.S. operations accounted for approximately 91.1% of our revenue and approximately 72.6% of our cash. Therefore, gains and losses on the conversion of foreign currency denominated expenses into U.S. dollars could cause fluctuations in our results of operations, and fluctuating exchange rates could cause significantly reduced revenue and/or gross margins from non-U.S. dollar-denominated international revenue.

Also, for the year ended December 31, 2009, Euro denominated revenue accounted for approximately 83% of our total revenue; therefore a substantial change in the rate of exchange between the U.S. dollar and the Euro could have a significant adverse affect on our financial results.

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

In addition to our operations in the United States, we currently operate in Italy, Australia, the Netherlands, Japan, Brazil and Argentina, and market our products and technologies in other international markets, including both industrialized and developing countries. During 2009 and 2008, approximately 8% and 13% of our revenue, respectively, was derived from sales to customers located within the United States and Canada, and the remaining 92% and 87%, respectively, was derived from sales in Asia, Europe, Latin America and the Middle East where economics and fuel availability make our products more competitive. Additionally, approximately 91% of our employees and 75% of our approximately 364 distributors and dealers worldwide are located outside the United States. Our combined international operations are subject to various risks common to international activities, such as the following:

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

We currently compete with companies that manufacture products to convert liquid-fueled internal combustion engines to gaseous fuels. We are also subject to competition from other alternative fuels and alternative fuel technologies including ethanol, electric and hybrid electric and fuel cells. Increases in the market for alternative fuel vehicles may cause automobile or engine manufacturers to develop and produce their own fuel conversion or fuel management equipment rather than purchasing the equipment from suppliers such as us or to employ competing technologies. Further, greater acceptance of alternative fuel engines may result in new competitors. Should any of these events occur, either alone or in combination, the total potential demand for our products could be adversely affected and cause us to lose existing business.

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

We must obtain product certification from governmental agencies, such as the EPA and the California Air Resources Board, to sell certain of our products in the United States and must obtain other product certification requirements in Europe and other regions. A significant portion of our future sales will depend upon sales of fuel management products that are certified to meet existing and future air quality and energy standards. We cannot assure you that our products will continue to meet these standards. We incur significant research and developments costs to ensure that our products comply with emissions standards and meet certification requirements in the countries where our products are sold. The failure to comply with certification requirements could result in the recall of our products or civil or criminal penalties.

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

In some jurisdictions, governments provide tax benefits and incentives for clean-air vehicles, including tax credits, rebates and reductions in applicable tax rates. In certain of our markets, these benefits extend to vehicles powered by our systems. From time to time, governments change tax policies in ways that create benefits such as those for our customers. Reductions in or elimination of these tax benefits or incentives may adversely affect our revenue and results of operations.

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

We have established relationships with third party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products or would significantly increase our production costs, either of which would negatively impact our results of operations and business. In addition, we rely on a limited number of suppliers for certain proprietary die cast parts, electronics, software, catalysts as well as engines for use in our end products. Approximately 45.7%, 34.6%, and 36.9% of our purchases of raw materials and services during the years ended December 31, 2009, 2008, and 2007, respectively, were supplied by ten entities. During 2009, one supplier represented 12.4% of the consolidated raw materials and services. During 2008, no suppliers represented more than 10% of the consolidated purchases of raw materials and services. In 2007, one supplier accounted for approximately 10.4% of our purchases of raw materials and services. We could incur significant costs in the event that we are forced to utilize alternative suppliers.

We may not be able to successfully integrate our recently acquired business or any future acquired businesses into our existing worldwide business without substantial expenses, delays or other operational or financial problems.

During 2009 we acquired the Argentine companies Distribuidora Shopping S.A. and Tomasetto Achille, S.A., the Teleflex Power Business, and as a part of our business strategy we may seek to acquire additional businesses, technologies or products in the future. We cannot assure you that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. We could also incur unanticipated expenses or losses in connection with any acquisition or future transaction.

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

Mariano Costamagna, BRC’s co-founder, our Chief Executive Officer and a member of our Board of Directors, has entered into an employment agreement with us that is effective from January 1, 2009 until December 31, 2012. His new employment agreement provides for an annual base salary of $145,000 paid in U.S. dollars and €335,000 paid in Euros, as well as bonuses, benefits and expenses. If, during the term of his employment, we terminate Mr. Costamagna’s employment other than for “cause” or disability or if Mr. Costamagna resigns for “good reason,” we must pay Mr. Costamagna a severance payment equal to $5.0 million divided into five equal installments (the first of which is due on the 60th day following termination with subsequent installments due on each anniversary of termination); provided that Mr. Costamagna abides by certain covenants limiting his ability to compete with us, solicit our employees or interfere with our business during those four years following his termination. The required severance payment may limit our Board of Directors’ ability to decide whether to retain or to replace Mr. Costamagna or to reallocate management responsibilities among our senior executives, a fact that may, in certain circumstances, have an adverse effect on our business, operations and financial condition.

Unionized labor disputes at original equipment manufacturer facilities can negatively affect our product sales.

As we become more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. For 2009 and 2008, direct OEM product sales accounted for approximately 64.5% and 39.5% of our revenue, respectively. Labor unions represent most of the labor forces at OEM facilities. In the past, labor disputes have occurred at OEM facilities, which have adversely impacted our direct OEM product sales. Such labor disputes are likely to occur in the future and, if they do occur, will negatively impact our sales and profitability.

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

At December 31, 2009, we had approximately $19.4 million of outstanding debt and credit lines that allow us to borrow up to an aggregate of $58.7 million. Our level of debt, the cash flow needed to satisfy our debt and the covenants contained in our credit agreements could:

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

Approximately $24.1 million or 5.8% of our total assets at December 31, 2009 were net intangible assets, including technology, customer relationships, trade name, and approximately $54.2 million or 13.0% of our total assets at December 31, 2009 were goodwill that relates to our acquisitions. We amortize the intangible assets, with the exception of goodwill, based on our estimate of their remaining useful lives and their values at the time of acquisition. We are required to test goodwill for impairment at least on an annual basis, or earlier if we determine it may be impaired due to change in circumstances. We are required to test the other intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the intangible assets may not be recoverable. If impairment exists in any of these assets, we are required to write-down the asset to its estimated recoverable value as of the measurement date. Such impairment write-downs may significantly impact our results of operations.

Future sales of our common stock could adversely affect our stock price.

Substantial sales of our common stock, including shares issued upon exercise of our outstanding options, in the public market or the perception by the market that these sales could occur, could lower our stock price or make it difficult for us to raise additional equity. As of December 31, 2009, we had 17,610,320 shares of common stock outstanding, excluding 15,492 shares issued but held by us as treasury stock. Except for the 3,347,373 shares held by Mariano Costamagna and his family members and affiliates, which are subject to the “volume,” “manner of sale” and other selling restrictions of Rule 144, all of these shares are currently freely tradable.

As of December 31, 2009, up to 66,100 shares were issuable upon the exercise of options, all of which were vested and exercisable. Subject to applicable vesting and registration requirements, upon exercise of these options the underlying shares may be resold into the public market. In the case of outstanding options that have exercise prices less than the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price of our common stock or our ability to raise capital by offering equity securities.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

From January 1, 2009 through December 31, 2009, our stock price has fluctuated from a low of $9.83 to a high of $52.53. During 2008, our stock price fluctuated from a low of $9.80 to a high of $61.24. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

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

Facilities

Our executive offices are located in New York, New York. We currently lease additional manufacturing, research and development and general office facilities, under leases expiring through 2019, in the following locations set forth below:

Location	Principal Uses	Square Footage
IMPCO Operations:
Santa Ana, California	Manufacturing, design, development and testing	108,000
Sterling Heights, Michigan	Sales, marketing application, development and assembly	83,000
Gorinchem, Holland	Sales marketing application, development and assembly	87,000
Fukuoka, Japan	Sales, marketing and assembly	4,000
Ontario, Canada	Sales, marketing application, development and assembly, manufacturing	110,000

BRC Operations:
Cherasco, Italy	Sales, marketing application, development and assembly, manufacturing	465,000
Livorno (Collesalvetti), Italy	Assembly	149,000
Cesena, Italy	Sales, marketing application, development and assembly	25,000
Melbourne, Australia	Sales, marketing application, development and assembly	72,000
Buenos Aires, Argentina	Sales and marketing	11,000
Karachi, Pakistan	Sales and marketing	9,000
Beccar, Argentina	Sales, marketing and assembly	291,000

Total (1)		1,414,000

(1)	Properties leased by our unconsolidated affiliates are excluded from the above table.

We also lease nominal amounts of office space in various countries. We believe our facilities are presently adequate for our current core product manufacturing operations and OEM development programs and production.

Item 3.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Stock Market under the symbol “FSYS.” As of December 31, 2009, there were approximately 263 holders of record of our common stock. The high and low per share prices of our common stock as reported on the Nasdaq Stock Market were as follows:

	High	Low
Year Ended December 31, 2009
First Quarter	$36.34	$9.83
Second Quarter	$26.75	$12.77
Third Quarter	$38.34	$18.13
Fourth Quarter	$52.53	$30.72
Year Ended December 31, 2008
First Quarter	$14.94	$9.80
Second Quarter	$41.90	$12.96
Third Quarter	$61.24	$25.68
Fourth Quarter	$40.00	$21.92

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

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock in the open market during the fourth quarter of 2009.

Item 6.	Selected Financial Data.

The following selected financial data with respect to our Consolidated Statements of Income data for each of the five years in the period ended December 31, 2009 and the Consolidated Balance Sheet data as of the end of each such fiscal year are derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Effective January 1, 2009, the Company adopted the new guidance for non-controlling interests in consolidated financial statements. This new guidance outlines new accounting and reporting requirements for ownership interests in subsidiaries held by parties other than the parent (previously known as minority interest) which requires, among other items: (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) the amount of consolidated net income attributable to the parent and the non-controlling interests be clearly identified and presented on the face of the consolidated statement of income; and (c) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The presentation and disclosure requirements of the new guidance are required to be applied retrospectively for all periods presented. In accordance with the new guidance, the Company applied the presentation and disclosure requirements retrospectively to the following Five Year Summary Selected Financial Information.

	Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005
		As Adjusted (Note 20)	As Adjusted (Note 20)	As Adjusted (Note 20)	As Adjusted (Note 20)
Statements of Operations:
Revenue	$452,325	$382,697	$265,331	$220,816	$174,539
Cost of revenue	303,789	274,060	201,200	166,663	133,717

Gross profit	148,536	108,637	64,131	54,153	40,822

	Years Ended December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005
		As Adjusted (Note 20)	As Adjusted (Note 20)	As Adjusted (Note 20)	As Adjusted (Note 20)
Operating expenses
Research and development expense	15,151	11,069	7,946	8,056	8,155
Selling, general and administrative expense	53,079	47,562	36,906	26,062	26,611
Goodwill impairment loss	—	3,907	—	—	—
Acquired in-process technology	—	—	—	—	99

Total operating expenses	68,230	62,538	44,852	34,118	34,865

Operating income	80,306	46,099	19,279	20,035	5,957
Other income (expense)	2,706	(2,379)	(2,811)	(2,576)	(230)

Income (loss) before tax and cumulative effect of a change in accounting principle/extraordinary gain	83,012	43,720	16,468	17,459	5,727
Equity share in earnings of unconsolidated affiliates	852	454	416	685	1,327
Impairment loss in unconsolidated affiliates	—	—	—	(271)	(1,045)
Income tax expense	(34,023)	(20,161)	(9,159)	(9,293)	(14,438)

Income (loss), net of tax, before cumulative effect of a change in accounting principle/extraordinary gain (1)	49,841	24,013	7,725	8,580	(8,429)
Cumulative effect of a change in accounting principle/extraordinary gain, net of tax (2)	—	243	—	—	(117)

Net income (loss)	49,841	24,256	7,725	8,580	(8,546)
Less: Net income attributed to non-controlling interests	(2)	(914)	(1,842)	(1,668)	(1,103)

Net income (loss) attributable to Fuel Systems	$49,839	$23,342	$5,883	$6,912	$(9,649)

Net income (loss) per share attributable to Fuel Systems (3):
Basic:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle/extraordinary gain attributable to Fuel Systems	$2.96	$1.47	$0.38	$0.46	$(0.71)
Per share effect of the cumulative effect of a change in accounting principle/extraordinary gain	$—	$0.02	$—	$—	$(0.01)

Net income (loss) attributable to Fuel Systems	$2.96	$1.49	$0.38	$0.46	$(0.72)

Diluted:
Income (loss) from continuing operations before cumulative effect of a change in accounting principle/extraordinary gain attributable to Fuel Systems	$2.95	$1.46	$0.38	$0.46	$(0.71)
Per share effect of the cumulative effect of a change in accounting principle/extraordinary gain	$—	$0.02	$—	$—	$(0.01)

Net income (loss) attributable to Fuel Systems	$2.95	$1.48	$0.38	$0.46	$(0.72)

Balance Sheet Data (at end of period):
Total current assets	$290,268	$200,648	$155,110	$120,973	$106,883
Total assets	417,112	287,327	247,370	199,033	176,323
Total current liabilities	148,459	117,886	84,544	63,867	65,817
Long-term obligations	25,425	15,484	21,172	18,717	20,187
Total equity	243,228	153,957	141,654	116,449	90,319

(1)	Includes in the years ended December 31, 2009, 2008, 2007, 2006, and 2005, $5.0 million, $2.9 million, $1.8 million, $0.2 million, $2.6 million, respectively, additions to valuation allowance to establish a reserve for the deferred tax assets that are unlikely to be realized in the next three years (see Note 9 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
(2)	For 2008, extraordinary gain of $0.2 million was recorded related to the repurchase of the 49% of non-controlling interest in IMPCO BV and for 2005, cumulative effect of a change in accounting principle was recorded of $0.1 million.
(3)	See Note 13 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to determine the number of shares used to compute net loss per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We design, manufacture and supply alternative fuel components and systems to the transportation and industrial markets on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas, for use in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For 50 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of over 360 distributors and dealers in more than 70 countries and more than 100 original equipment manufacturers.

Our management believes that the Company operates in two business segments, IMPCO operations and BRC operations. IMPCO operations manufactures and sells products for use primarily in the industrial market, including complete certified engines, fuel systems, parts and conversion systems for applications in the transportation, material handling, stationary and portable power generator markets. Through the acquisition of Teleflex Inc.’s Power Systems Business discussed below, IMPCO operations expanded into the auxiliary power systems market. Its sales are conducted through its U.S. and foreign facilities in Canada, the Netherlands and Japan and through distributors. BRC operations manufactures and sells products for use primarily in the transportation market in Italy and through its foreign facilities in Argentina, Brazil, Pakistan, India and Australia. Our IMPCO operations recently announced its intention to expand its activities in the U.S. automotive alternative fuel transportation market (“automotive business”). Corporate expenses consist of general and administrative expenses at Fuel Systems Solutions. Intercompany sales between IMPCO operations and BRC operations have been eliminated in the results reported.

Net income was $49.8 million on revenue of approximately $452.3 million in 2009 as compared to net income of $24.3 million on revenue of approximately $382.7 million in 2008. Operating income increased by approximately $34.2 million to $80.3 million, compared to $46.1 million for the same period in 2008. Research and Development costs increased approximately $4.1 million to $15.2 million compared to $11.1 million for the same period in 2008. This increase was due to increased projects in our BRC operations as well as acquisitions. Selling general and administrative expenses increased approximately $5.5 million to $53.1 million compared to $47.6 million primarily due to acquisitions.

Results for the year ended December 31, 2009 improved from 2008 due to the increase in revenue in the transportation market, particularly in sales for post-production OEM (“DOEM”) conversions. The unit volumes for our DOEM conversions increased to approximately 184,000 for the year ended December 31, 2009 from 58,000 for the year ended December 31, 2008. This increase was driven primarily by the Italian government incentives which we do not believe will be extended. However we cannot predict nor assure that the 2009 trends, operating performance of IMPCO or BRC or the Italian government incentives will continue into 2010 or be as favorable for future reporting periods or fiscal years. For future reporting periods or fiscal years, we cannot predict the direction of the movements in foreign exchange which were favorable in 2009 and unfavorable in 2008.

Recent Developments

Acquisition of Distribuidora Shopping S.A.

On January 15, 2009, we completed the acquisition of Distribuidora Shopping S.A. and its subsidiary Tomasetto Achille S.A. (“Distribuidora Shopping”) from Carlo Evi and Susana Iallonardi (collectively, the “Sellers”). Distribuidora Shopping is headquartered in Argentina and, operating under the brand name Tomasetto Achille, manufactures, imports, exports and markets natural gas kits for vehicles. The results of Distribuidora Shopping have been included in the BRC operation segment from the date of the acquisition.

The aggregate purchase price after post-closing adjustments for 100% of the equity of Distribuidora Shopping was $17.5 million, net of cash acquired of $0.1 million. At the time of the signing of the share purchase agreement on December 16, 2008, we paid the Sellers $2.0 million in cash as a down payment on the purchase price. This down payment was reflected in “Other Assets” at December 31, 2008.

Of the aggregate purchase price of $17.5 million net of cash acquired of $0.1 million, we paid $7.6 million in cash and Fuel Systems issued 322,800 shares of common stock with a value of $9.9 million on the closing date to the Sellers in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. Of the 322,800 shares of Fuel Systems common stock issued to Sellers in the private placement, 39,868 shares were issued from treasury stock with a historical cost basis of $0.8 million. In addition, of the 322,800 shares, 129,120 shares will remain in escrow for up to six years in order to cover unknown or contingent liabilities of Distribuidora Shopping and to satisfy any claims for indemnification that we may have against the Sellers during that time. our losses will not be limited to the value of the escrow shares, but we must deplete the escrow shares before seeking any amount in cash from the Sellers. Subject to certain limitations, the Sellers’ maximum liability for indemnification obligations is $8.2 million.

MTM Loan

On January 22, 2009, IMPCO U.S., a subsidiary of the Company, repaid in full the outstanding principal and accrued interest on the amounts it owed to MTM S.r.L under the intercompany loan originally entered into on December 23, 2004. The aggregate amount IMPCO U.S. paid to retire the MTM loan was $10.8 million, comprising $10.6 million of principal and $0.2 of accrued and unpaid interest. Since IMPCO U.S. has fulfilled its financial obligation under the MTM loan, the guarantors have cancelled their guarantees and released us from our related pledge of BRC’s stock.

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

Purchase of Remaining 50% Interest in WMTM

On May 5, 2009, the Company purchased the remaining 50% ownership interest in WMTM Equipamentos de Gases, Ltda (“WMTM”), from White Martin Gases Industriais S.A. (“White Martin”), BRC Brasil’s 50% joint venture partner in WMTM, for approximately R$5.0 million (approximately $2.7 million U.S. dollars excluding $0.6 million of cash acquired) of which R$1.0 million (approximately $0.5 million U.S. dollars) was paid on the closing date with the remainder paid in monthly installments. The final install was paid on December 5, 2009. The results of WMTM have been included in the BRC operations segment from the date of the acquisition.

This acquisition qualified as a step acquisition which occurs when a shareholder obtains control over an entity by acquiring an additional interest in that entity. Under the appropriate FASB issued authoritative guidance, the previously held equity interest was remeasured to fair value at the date of the acquisition. Any difference between the carrying value and the fair value of the previously held equity interest is recognized as a gain or loss in the income statement. The Company calculated the difference to be approximately $1.4 million gain which is included in other income (expense) for year ended December 31, 2009. Under current accounting guidance adopted on January 1, 2009, this gain is no longer considered extraordinary.

Capital Transactions

On June 26, 2009, we completed the public sale to selected institutional investors of an aggregate of 1,500,000 shares of our common stock at a price of $20.00 per share. Net proceeds from the offering were $27.7 million, after deducting offering expenses and placement agency fees. The sale of the shares was made in an issuer direct public offering pursuant to subscription agreements, dated June 22, 2009, between us and each of the purchasers. We used the net proceeds of the offering for general corporate purposes, which included the repayment of indebtedness and the acquisition of Teleflex Inc.’s Power Systems Business.

Intesa Sanpaolo Unsecured Committed Credit Facility

On July 10, 2009, Fuel Systems and IMPCO U.S. converted its existing uncommitted, unsecured, revolving short-term credit facility with Intesa Sanpaolo into a committed, unsecured, revolving credit facility. IMPCO U.S. intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments, but does not currently intend to use any of the funds for its own purposes.

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

Acquisition of Teleflex Incorporated’s Power Systems Business

On July 19, 2009, we entered into an equity interest purchase agreement (the “Equity Interest Purchase Agreement”) through which we agreed to acquire Teleflex Incorporated’s Power Systems business (the “Power Systems Business”). On August 4, 2009, we completed the acquisition of the Power Systems Business for $14.6 million in an all cash transaction ($15.0 million less $0.4 million of cash acquired). The Power Systems Business operates in Canada, The Netherlands and Italy and manufactures alternative fuel components and systems for transportation and industrial applications as well as auxiliary power systems for the truck and rail markets. We acquired the equity interests of the Power Systems Business companies and partnerships, including Teleflex Ecotrans Technologies Inc. and Teleflex GFI Control Systems, Inc. The results of the Power Systems Business have been included in the IMPCO operations from the date of the acquisition.

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

Revenue Recognition

We recognize revenue upon transfer of title and risk of loss, generally when products are shipped provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, and management believes collectability is reasonably assured. We consider arrangements with extended payment terms not to be fixed or determinable unless they are secured under an irrevocable letter of credit arrangement guaranteed by a reputable financial institution, and accordingly, we defer such revenue until amounts become due and payable. The Company classifies shipping and handling charges billed to customers as revenue. Shipping and handling costs paid to others are classified as a component of cost of sales when incurred. We provide for returns and allowances as circumstances and facts require.

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

Goodwill

We account for goodwill in accordance with applicable accounting standards. Those standards require that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. Management considers one level below operating segments to be a reporting unit for purposes of testing for impairment. This impairment test is performed annually at year end.

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

We determine fair value using widely accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations.

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

Deferred Taxes

Based upon the substantial net operating loss carryforwards and expected future operating results, we have concluded that it is more likely than not that substantially all of the deferred tax assets in the United States and certain foreign jurisdictions at December 31, 2009 may not be realized within the foreseeable future. The balance of the total United States valuation allowance was $31.8 million as of December 31, 2009. In addition, we have a foreign valuation allowance of $5.5 million as of December 31, 2009. We expect to provide a full valuation allowance on future tax benefits generated in the United States and in certain foreign jurisdictions until we can sustain a level of profitability that demonstrates our ability to utilize the deferred tax assets.

As of December 31, 2009, undistributed earnings, except with respect to a portion of undistributed earnings from BRC, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Residual U.S. taxes have been accrued (applied as a reduction of net operating loss carryforwards) on approximately $30 million of earnings of BRC that is not considered indefinitely reinvested. Such amounts could be drawn as a dividend or from BRC in the future without U.S. income tax consequences. Upon distributions of earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. We have accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. It is not practical to determine the income tax impact in the event we repatriate undistributed foreign earnings that are considered indefinitely reinvested. As of December 31, 2009, approximately $1.5 million in foreign withholding taxes was accrued related to undistributed earnings not considered to be indefinitely reinvested.

We believe that we have considered relevant circumstances that we may be currently subject to, and the financial statements accurately reflect our best estimate of the results of our operations, financial condition and cash flows for the years presented. We have discussed the decision process and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Results of Operations

Years Ended December 31, 2009 and 2008

The following table sets forth our revenue and operating income (in thousands):

	Revenue
	Years Ended December 31,
	2009	2008
IMPCO Operations	$71,023	$91,359
BRC Operations	381,302	291,338

Total	$452,325	$382,697

	Operating Income (loss)
	Years Ended December 31,
	2009	2008
IMPCO Operations	$(6,210)	$4,120
BRC Operations	93,690	49,767
Corporate Expenses (1)	(7,174)	(7,788)

Total	$80,306	$46,099

(1)	Represents corporate expense not allocated to either of the business segments.

The following tables set forth our product revenue by application and by geographical areas across all reportable segments for fiscal years 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009		2008
Revenue:
Transportation	$405,028	89.5%	$302,750	79.1%
Industrial	47,297	10.5%	79,947	20.9%

Total	$452,325	100%	$382,697	100.0%

	Years Ended December 31,
	2009		2008
Revenue:
North America(1)	$34,339	7.6%	$50,763	13.3%
Europe:
Italy	270,549	59.8%	127,530	33.3%
All Other (2)	81,608	18.1%	135,762	35.5%
Asia & Pacific Rim (2)	49,819	11.0%	57,529	15.0%
Latin America (2)	16,010	3.5%	11,113	2.9%

Total	$452,325	100.0%	$382,697	100.0%

(1)	Revenue predominately from the United States
(2)	No one country represents more than 10% of total consolidated revenue.

For the year ended December 31, 2009, revenue increased approximately $69.6 million, or 18.2%, to $452.3 million from $382.7 million for the year ended December 31, 2008. The increase in revenue was due primarily to an increase in revenue from BRC operations of approximately $90.0 million offset by a decrease from IMPCO operations of approximately $20.4 million. Revenues for the year ended December 31, 2009 includes approximately $41.1 million associated with companies acquired in 2009 ($22.3 million from BRC operations and $18.8 from IMPCO Operations). Revenue for 2009 includes a decrease of approximately $16.5 million from weakening of local currencies compared to the dollar from the full year 2008.

For the year ended December 31, 2009, operating income increased approximately $34.2 million or 74.2% to $80.3 million from $46.1 million for the year ended December 31, 2008. The increase in operating income for the year ended December 31, 2009 was primarily composed of an increase in operating income from BRC operations of $43.9 million, partially offset by a decrease in IMPCO operations operating income of $10.3 million and a decrease in corporate expenses of $0.6 million.

IMPCO Operations. For the year ended December 31, 2009, revenue decreased by approximately $20.4 million, or 22.2%, as compared to the prior year. The decrease in revenue was due primarily to a decrease in demand in the industrial market caused by reduced spending by original equipment manufacturers as a result of uncertainties associated with the U.S. economy combined with competitive pressures. Revenue for the year ended December 31, 2009 includes approximately $18.8 million from the Power Systems Business acquisition. The weakening of local currencies compared to the US dollar negatively impacted revenues by approximately $1.6 million for the full year 2009.

For the year ended December 31, 2009, the operating loss for IMPCO operations was $6.2 million, or (8.7)% of revenue, compared to operating income of $4.1 million or 4.5% of revenue, for the prior year. The operating loss is a result of a decrease in revenue combined with erosion in gross margins due to decreased absorption of fixed costs; start up costs of $1.9 million associated with the automotive business; approximately $2.2 million of operating losses from the Power Systems Business acquisition; increase in inventory reserves of approximately $1.6 million due to excess inventory; and approximately $1.2 million of transaction costs associated with the acquisition of the Power Systems Business.

BRC Operations. For the year ended December 31, 2009, revenue increased by approximately $90.0 million, or 30.9%, compared to the prior year. The increase in revenue in 2009 was due to an increase in sales for DOEM conversions and acquisitions, partially offset by the slowdown of sales for aftermarket conversion kits in the transportation market driven by decreasing gasoline prices and the global economic climate. Volumes for the DOEM conversion increased approximately 126,000 to 184,000 for the full year 2009 compared to 58,000 conversions for the full year 2008. Revenue for the year ended December 31, 2009 includes approximately $22.3 million of revenue associated with acquisitions. The weakening of local currencies compared to the US dollar negatively impacted revenues by approximately $14.9 million for the year ended December 31, 2009.

For the year ended December 31, 2009, operating income for BRC was $93.7 million, or 24.6% of revenue, compared to $49.8 million, or 17.1% of revenue, for the full year 2008. The increase in operating income of 88.2% was primarily due to the increase in revenues combined with an increase in our gross margin. The improvement in our gross margin is attributed to the increase in unit volume output from DOEM conversions which better absorbs costs in 2009 compared to 2008, offset by an increase in the inventory reserve of approximately $7.3 million due primarily to excess compressor inventory. Included in the operating income for the year ended December 31, 2008 was a goodwill impairment charge of $3.9 million due to the changes in the business climate for IMPCO Australia.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses for the fiscal year ended December 31, 2009 were $7.2 million, compared to approximately $7.8 million in the prior year. The decrease relates primarily to a decrease in outside consulting services.

Other Income (Expense), Net. For the year ended December 31, 2009, the Company recognized a gain of approximately $1.4 million associated with the acquisition of the remaining 50% ownership interest in WMTM. This acquisition qualified as a step acquisition which occurs when a shareholder obtains control over an entity by acquiring an additional interest in that entity. Under the appropriate FASB issued authoritative guidance, the previously held equity interest was remeasured to fair value at the date of the acquisition. Any difference between the carrying value and the fair value of the previously held equity interest is recognized as a gain or loss in the income statement. Under current accounting guidance adopted on January 1, 2009, this gain is no longer considered extraordinary.

Other income (expense), net includes foreign exchange gains and losses between the U.S. dollar and the Euro with respect to “marking to market” of the intercompany MTM loan balance as well as other assets and liabilities to be settled in other currencies. For the year ended December 31, 2009, we recognized approximately $3.1 million in gains on foreign exchange. For the year ended December 31, 2008, we recognized approximately $1.6 million in losses on foreign exchange.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Interest Expense. For the year ended December 31, 2009, interest expense increased approximately $0.9 million to $2.3 million from $1.4 million in 2008. This increase is primarily due to a higher weighted average outstanding debt in 2009 compared to 2008.

Provision for Income Taxes. During 2009, we recognized a tax provision for approximately $34.0 million as compared to $20.2 million in the prior year. In 2009, income tax expense for our foreign operations was approximately $33.3 million based on an estimated effective annual tax rate of 34.9%. In 2008, income tax expense for our foreign operations was approximately $20.1 million based on an estimated effective annual tax rate of 39%. The increase in tax expense from the prior year is attributed to the increase in our pretax earnings in 2009. The decrease in the foreign effective tax rate from the prior years is attributable to the mix of income amongst the jurisdictions and less impact of non-deductible items. In 2009, IMPCO U.S. recorded income tax expense of $0.7 million primarily related to the accrual for foreign tax withholdings on undistributed earnings not considered to be indefinitely reinvested as well as amortization of goodwill for tax purposes, which is not offset against deferred tax asset in the determination of the required valuation allowance. In 2008, IMPCO U.S. recorded income tax expense of $0.1 million which relates to state taxes due as well as the amortization of goodwill for income tax purposes which is not offset against the deferred tax asset in the determination of the required valuation allowance.

Based upon the substantial net operating loss carry forwards and expected future operating results, we have concluded that it is more likely than not that substantially all of the deferred tax assets in the United States and certain foreign jurisdictions at December 31, 2009 may not be realized within the foreseeable future. We expect to reduce the valuation allowance if we are profitable or provide a full valuation allowance on future tax benefits realized in the United States if we have additional losses until we can sustain a level of profitability that demonstrates our ability to utilize the assets. We will continue to evaluate the recoverability of the deferred tax assets each quarter.

Years Ended December 31, 2008 and 2007

The following table sets forth our revenue and operating income (in thousands):

	Revenue
	Years Ended December 31,
	2008	2007
IMPCO Operations	$91,359	$109,002
BRC Operations	291,338	156,329

Total	$382,697	$265,331

	Operating Income (loss)
	Years Ended December 31,
	2008	2007
IMPCO Operations	$4,120	$13,506
BRC Operations	49,767	17,871
Corporate Expenses (1)	(7,788)	(12,098)

Total	$46,099	$19,279

(1)	Represents corporate expense not allocated to either of the business segments.

The following tables set forth our product revenue by application and by geographical areas across all reportable segments for fiscal years 2008 and 2007 (in thousands):

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

Total revenue increased approximately $117.4 million, or 44.2%, to $382.7 million in 2008 from $265.3 million in 2007. The increase in revenue for 2008 was the result of $135.0 million increase in BRC revenue from our operations during the year, offset by a decrease of $17.6 million in revenue from our IMPCO operations. Revenue from the transportation market increased in 2008 by $133.3 million, or 78.7%, primarily due to increased sales of aftermarket conversion kits and growth in the sales of DOEM conversions. Revenue from our industrial market decreased by $15.9 million, or 16.6%, primarily due to decreased demand resulting from the softening economy.

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

Other Income and Expense. Other income (expense), net includes foreign exchange gains and losses between the U.S. dollar and the Euro with respect to “marking to market” of the intercompany MTM loan balance as well as other assets and liabilities to be settled in other currencies. For the year ended December 31, 2008, we recognized approximately $0.3 million in gains on foreign exchange. For the year ended December 31, 2007, we recognized approximately $1.6 million in unrealized losses on foreign exchange in connection with the MTM loan, offset by a gain on foreign currency of approximately $0.1 million.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes. During 2008, we recognized a tax provision for approximately $20.2 million as compared to $9.2 million in the prior year. In 2008, income tax expense for our foreign operations was approximately $20.1 million based on an effective annual tax rate of 39%. In 2007, income tax expense for our foreign operations was approximately $8.5 million based on an effective annual tax rate of 39%. The increase in tax expense from the prior year is attributed to the increase in our pretax earnings in 2008. In 2008, IMPCO U.S. recorded income tax expense of $0.1 million which relates to state taxes due as well as the amortization of goodwill for income tax purposes which is not offset against the deferred tax asset in the determination of the required valuation allowance. In 2007, IMPCO U.S. recorded income tax expense of $0.7 million primarily from accruing for foreign tax withholdings on undistributed earnings not considered to be indefinitely reinvested as well as amortization of goodwill for tax purposes, which is not offset against the deferred tax asset in determining the required valuation allowance.

Extraordinary Gain. On August 1, 2008, IMPCO B.V., IMPCO’s subsidiary in the Netherlands, completed a redemption of the 49% non-controlling interest of IMPCO BV from Beru AG for approximately $6.1 million, based on the exchange rate of the Euro to the U.S. dollar on August 1, 2008. The purchase price was allocated to the related non-controlling interest liability and resulted in the step-down of fixed assets value of $0.3 million and extraordinary gain of $0.2 million. Prior to the purchase of the non-controlling interest, IMPCO held the 51% majority interest in IMPCO B.V.; therefore, the assets and liabilities of IMPCO B.V. were previously included in the prior period condensed consolidated balance sheet.

Liquidity and Capital Resources

Overview-Our primary sources of liquidity are cash provided by operating activities and debt financing. Additionally from time to time we raise funds from the equity capital markets to fund our capital expenditures, research and development, strategic acquisitions as well as to invest in and operate our existing operations and prospective new lines of business.

We believe the amounts available to us under our various credit agreements together with cash provided by operating activities will continue to allow us to meet our needs for working capital and other cash needs for worldwide operations for at least the next 12 months. For periods beyond 12 months, although we do not have any plans to do so, we may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of the Company’s technologies and products. However, we can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all. Nevertheless, our ability to satisfy our working capital requirements will substantially depend upon our future operating performance (which may be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. We continue to evaluate our need to increase liquidly. See Item 1A “Risk Factors” for additional information that could impact our liquidity and capital resources.

	As of December 31,
	2009	2008
Cash and cash equivalents	$46,519	$26,477

Current portion of term loans and debt	7,240	7,075

Long-term term and other loans	12,167	4,927
Total debt	19,407	12,002
Total Fuel Systems stockholders’ equity	243,228	153,955

Total capitalization (debt plus equity)	$262,635	$165,957

Debt to total capitalization	7.4%	7.2%

Net Cash (cash and cash equivalents less debt)	$27,112	$14,475

Current assets	$290,268	$200,648
Current liabilities	$148,459	$117,886

While our debt to total capitalization at December 31, 2009 remained relatively flat compared to 2008, our net cash has improved by approximately $12.6 million or 87.3% compared to December 31, 2008. This was driven by higher revenues as well as management’s continued monitoring of inventory levels.

Our ratio of current assets to current liabilities was 2:1 and 1.7:1 at December 31, 2009 and December 31, 2008, respectively. At December 31, 2009, our total working capital had increased by $59.0 million to $141.8 million from $82.8 million at December 31, 2008. This increase is primarily due to the following: (1) an increase of $62.6 million in net receivables primarily in BRC operations as a result of increased revenue; (2) an increase of $20.0 million in cash; and (3) an increase of $2.9 million in other current assets, which all were partially offset by (a) an increase of $8.6 million in accounts payable, (b) an increase of $20.0 million in accrued expenses and (c) an increase of $1.9 million in income taxes payable. The increases in accrued expenses, accounts payable, and income taxes payable are primarily in our BRC operations as a result of costs associated with increased revenue.

The following table provides a summary of our operating, investing and financing activities as follows:

	Years ended December 31,
	2009	2008	2007
Net cash provided by (used in):
Operating activities	$32,701	$26,381	$26,568
Investing activities	(41,909)	(19,050)	(14,094)
Financing activities	29,155	(4,516)	516
Effect on cash of changes in exchange rates	95	(3,135)	2,261

Net increase/(decrease) in cash and cash equivalents	$20,042	$(320)	$15,251

Cash Flow from Operating Activities. We prepare our statement of cash flows using the indirect method. Under this method, we reconcile net income to cash flows from operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to depreciation and amortization, provisions for inventory reserves and doubtful accounts; gains and losses from various transactions, equity share in income of unconsolidated affiliates and changes in the consolidated balance sheet for working capital from the beginning to the end of the period.

2009 compared to 2008. In 2009, our net cash flow provided from operating activities was $32.7 million, an increase of 24% from 2008. This increase was primarily driven by higher net income; higher depreciation and amortization from increased capital expenditures and acquired intangibles; higher provisions for inventory reserves due to certain inventory moving slowly; and lower inventory purchases. These increases are partially offset by a significant increase in accounts receivable primarily in BRC operations due to higher revenues from a shift in our product mix from aftermarket kits to DOEM conversions with a corresponding increase in terms and days sales outstanding.

2008 compared to 2007-In 2008, our net cash flow provided from operating activities was $26.4 million which was relatively flat compared to 2007. The slight decrease was primarily driven by higher net income, higher depreciation and amortization from increased capital expenditures and acquired intangibles, higher provisions for inventory reserves and goodwill impairment offset by a significant increase in accounts receivable and inventory.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of PP&E expenditures as well as acquisitions. The majority of our PP&E expenditures are within our BRC operations and related to the continued expansion of assembly lines.

In 2009, our PP&E additions were approximately $12.9 million or 21% higher than in 2008. This was due primarily to the continued expansion of our BRC operations. In addition, the Company paid approximately $29.2 million for the acquisitions of Distribuidora Shopping, WMTM, the Power Systems Business and FuelMaker assets net of cash acquired.

In 2008, our PP&E additions were approximately $10.7 million or 78% higher than in 2007. This was due primarily to the continued expansion of BRC operations. In addition, the Company paid approximately $8.3 million for the redemption of the 49% non-controlling interest in IMPCO BV from Beru AG and a down payment for the purchase of Distribuidora Shopping.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2009, our financing activities included proceeds from term loans of approximately $19.8 million related to the purchase of Distribuidora Shopping and FuelMaker; $27.7 million of net proceeds from the issuance of 1,500,000 shares of our common stock to fund the purchase of the Power Business Systems as well as other working capital requirements for the Company. In addition, we repaid approximately $18.0 million of term and other loans as well as our lines of credit.

In 2008, our financing activities included payments of approximately $5.4 million on our term loans and lines of credit offset by proceeds from the exercise of stock options and warrants of approximately $2.4 million.

In 2007, our financing activities included proceeds from our Intesa San Paolo S.p.A loan in June 2007 to purchase Zavoli S.r.L and proceeds from the exercise of stock options and warrants of approximately $3.7 million offset by approximately $8.8 million repayments of our term loans and other lines of credit.

Credit Agreements

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of December 31, 2009	December 31, 2009	December 31, 2008
(a) Revolving lines of credit— Italy and Argentina	$45,674	$2,869	$—
(b) Revolving line of credit – USA.	13,000	—	1,000
(c) Term loan—Intesa SanPaolo S.p.A.	—	4,498	5,767
(d) Term loan—Banca IMI S.p.A and Intesa SanPaolo S.p.A.	—	10,750	—
(e) Other indebtedness	—	1,290	5,235

	58,674	19,407	12,002
Less: current portion		7,240	7,075

Non-current portion	$58,674	$12,167	$4,927

The debt is scheduled to be repaid as follows (in thousands):

5 year debt payout:
2010	$7,240
2011	4,140
2012	4,021
2013	2,444
2014	1,562

Total	$19,407

At December 31, 2009, the Company’s weighted average interest rate on outstanding debt was 3.6%. The Company is party to numerous significant credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at December 31, 2009.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $27.2 million which is unsecured; $7.1 million, $3.2 million and $4.3 million all of which is collateralized by accounts receivable and $2.9 million which was guaranteed by BRC. The interest rates on these revolving lines of credit are fixed and variable and range from 0.02% to 4.7% as of December 31, 2009. At December 31, 2009 and 2008 there was $2.9 million and zero outstanding.

The revolving lines of credit in Argentina, assumed in connection with the acquisition of Distribuidora Shopping, consist of two lines for a total amount of availability of approximately $2.3 million. These lines are unsecured with approximately $3,000 outstanding at December 31, 2009. At December 31, 2009, the interest rates for the lines of credit in Argentina ranged from 7.4% to 18%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

The Company and IMPCO Technologies, Inc. (“IMPCO”) entered into an uncommitted line of credit that is callable on demand with Intesa SanPaolo S.p.A. (“Intesa”) dated December 17, 2008 amounting to $13.0 million. Each loan under the credit facility may be made for a length of time up to three months and will bear interest at a floating rate of the bank’s prime rate plus 0.5%. This floating interest rate may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. At December 31, 2008, there was $1.0 million outstanding under this credit facility. At December 31, 2009, there was no balance outstanding under this credit facility. On July 10, 2009, the Company and IMPCO converted this uncommitted line of credit into a committed, unsecured, revolving short-term credit facility with Intesa into a committed, unsecured, revolving credit facility. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments, but does not currently intend to use any of the funds for its own purposes.

The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.50% of the average daily unused amount and also includes financial covenants regarding the Company’s ratio of net debt to EBITDA, consolidated net worth and aggregate debt level. At December 31, 2009, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC, a subsidiary of the Company, entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy in which BRC received approximately $6.7 million. The proceeds for the loan were used to purchase Zavoli S.r.L., which was completed on July 2, 2007 for approximately $8.5 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.4% and 3.4% at December 31, 2009 and December 31, 2008, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At December 31, 2009 and 2008, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.2% at December 31, 2009. At December 31, 2009 and December 31, 2008, the amount outstanding was $4.5 million and $5.8 million, respectively.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM S.r.L, (“MTM”) a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $21.5 million converted into U.S. dollars) to be used for the acquisitions of Distribuidora Shopping and certain assets from FuelMaker (see Note 2) as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $10.8 million and no amount were outstanding on this financing agreement as of December 31, 2009 and 2008, respectively.

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

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of FSYS, unless the reduction in ownership is attributable to one or more issuances of FSYS capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At December 31, 2009, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits at our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 2.0% to 4.8%.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

Accounting Standards Adopted in 2009

In December 2007, the FASB revised the authoritative guidance for business combinations. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired measured at fair value as of the acquisition date. In addition, all acquisition costs are to be expensed rather than capitalized. This guidance also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. This guidance became effective for the Company on January 1, 2009. This guidance has an impact on the Company’s accounting for business combinations completed on or after January 1, 2009 including the Company’s acquisitions of Distribuidora Shopping S.A., FuelMaker Corporation assets and the remaining 50% of WMTM Equipamentos de Gases, Ltda as well as the Company’s acquisition of Teleflex Incorporated’s Power Systems business.

Effective January 1, 2009, the Company adopted the new authoritative guidance for non-controlling interests in consolidated financial statements. This guidance outlines new accounting and reporting requirements for ownership interests in subsidiaries held by parties other than the parent (previously known as minority interest) which requires, among other items: (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) the amount of consolidated net income attributable to the parent and the non-controlling interests be clearly identified and presented on the face of the consolidated statement of income; and (c) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The presentation and disclosure requirements of are required to be applied retrospectively for all periods presented. In accordance with this guidance, the Company applied the presentation and disclosure requirements retrospectively to comparative financial statements. As a result of the adoption, the Company made the following retroactive adjustments: the December 31, 2008 and 2007 non-controlling interests balances of $2,000 and $6.6 million previously presented in other long-term liabilities have been presented as part of stockholders’ equity. In addition, net income attributable to non-controlling interest of $0.9 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively, has been included in net income so that net income for those years is $24.3 million and $7.7 million, respectively.

In April 2009, FASB issued the authoritative guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which requires certain disclosures related to assets and liabilities acquired through business combinations arising out of potential contingencies. This guidance requires assets and liabilities acquired through contingencies to be recorded at fair value on the acquisition date if the fair value can be determined during the measurement period or if it can be determined that it was probable that the asset or liability existed as of the acquisition date and the amount can be reasonably estimated. This guidance became effective for the Company on January 1, 2009. The adoption of this guidance has an impact on the Company’s accounting for business combinations completed on or after January 1, 2009 including the Company’s acquisitions of Distribuidora Shopping S.A., FuelMaker Corporation assets and the remaining 50% of WMTM Equipamentos de Gases, Ltda as well as the Company’s acquisition of Teleflex Incorporated’s Power Systems business.

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued authoritative guidance for the consolidation of variable interest entities and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Former guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. New guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The Company adopted this guidance on January 1, 2010. The Company is currently assessing the impact this guidance may have on its consolidated financial statements.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of December 31, 2009:

	Payments Due by Period
(In thousands) Contractual Obligations	Years Ending December 31,
	Total	2010	2011	2012	2013	2014	Thereafter
Revolving lines of credit	$2,869	$2,869	$—	$—	$—	$—	$—
Term and other loans — principal	16,176	4,113	4,084	4,012	2,444	1,252	271
Term and other loans — interest	883	336	249	166	87	25	20
Capital lease obligations (a)	378	195	174	9	—	—	—
Operating lease obligations (a)	44,876	8,398	7,978	6,670	6,253	5,294	10,283
Other long-term liabilities	237	45	39	15	15	15	108
Other and miscellaneous (a)	1,875	625	625	625	—	—	—

	$67,294	$16,581	$13,149	$11,497	$8,799	$6,586	$10,682

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

Debt Obligations. The following table summarizes our debt obligations at December 31, 2009. The interest rates represent weighted average rates, with the period end rate used for the variable rate debt obligations. The fair value of the debt obligations approximated the recorded value as of December 31, 2009 (U.S. dollar equivalent in thousands).

	Debt Obligations (in thousands)
	2010	2011	2012	2013	2014	Thereafter	Total
Debt Denominated in U.S. dollars
Other finance loans	$122	$—	$—	$—	$—	$—	$122
Interest rate	4.2%						4.2%
Capital leases	$92	$60	$9	$—	$—	$—	$161
Interest rate	8.0%	8.8%	9.4%				8.3%

Weighted average interest rate, (U.S.)	5.9%	8.8%	9.4%				6.6%

Debt Denominated in Foreign Currencies
Line of credit, variable interest rate (BPER-ZAVOLI)	$2,000	$—	$—	$—	$—	$—	$2,000
Interest rate	4.0%						4.0%
Line of credit, variable interest rate (TA)	$11	$—	$—	$—	$—	$—	$11
Interest rate	4.0%						4.0%
Term loans, variable rate (INTESA-BRC)	$997	$1,045	$1,096	$—	$—	$—	$3,138
Interest rate	1.4%	1.4%	1.4%				1.4%
Term loans, variable rate (IMI-MTM)	$1,667	$1,667	$1,667	$1,667	$833	$—	$7,500
Interest rate	2.5%	2.5%	2.5%	2.5%	2.5%		2.5%
Term loans, variable rate (ORMA-ZAVOLI)	$35	$36	$37	$39	$40	$189	$377
Interest rate	2.2%	2.2%	2.2%	2.2%	2.2%	2.2%	2.2%
Term loans, fixed rate	$62	$125	$—	$—	$—	$—	$187
Interest rate	2.0%	2.0%					2.0%
Capital lease (TA)	$208	$—	$—	$—	$—	$—	$208
Interest rate	15.4%						15.4%
Capital leases (PTY)	$51	$128	$—	$—	$—	$—	$179
Interest rate	7.6%	7.6%					7.6%

Weighted average interest rate, (foreign)	3.5%	2.2%	2.1%	2.5%	2.5%	2.2%	2.7%

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash equivalents. There were no other off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2009, 2008, or 2007 that would have affected our liquidity or the availability of or requirements for capital resources.

Item 8.	Consolidated Financial Statements and Supplementary Data.

See pages F-1 through F-38 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, these officers have concluded that, as of December 31, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management has excluded Teleflex Inc.’s Power Systems Business from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination during 2009. We have also excluded Teleflex Inc.’s Power Systems Business from our audit of internal control over financial reporting. Teleflex Inc.’s Power Systems Business is a wholly-owned subsidiary whose total assets and total revenues represent 8% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information relating to our executive officers, directors and nominees is set forth under the captions “Board Composition” and “Executive Officers” in the Fuel Systems 2010 Proxy Statement and is incorporated by reference herein. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” that appears in the Fuel Systems 2010 Proxy Statement is also incorporated by reference herein.

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our Chief Executive Officer, principal financial officer, principal accounting officer, and to all of our other directors, officers and employees. Our Code of Ethics is available at the Corporate Governance section on our website, www.fuelsystemssolutions.com. As permitted by Item 5.05 of Form 8-K, we will disclose amendments to and waivers from our Code of Ethics required under item 5.05 on our website.

The information regarding our Audit Committee and designated audit committee financial experts is set forth under the captions “Independent Directors” and “Audit Committee” in the Fuel Systems 2010 Proxy Statement and such information is incorporated by reference herein.

The information concerning procedures by which shareholders may recommend director nominees is set forth under “Procedure for Shareholder Recommendations for Director Nominees” in the Fuel Systems 2010 Proxy Statement and such information is incorporated by reference herein.

Item 11.	Executive Compensation.

The information relating to executive compensation is set forth under the captions “Executive Compensation” and “Directors Compensation” in the Fuel Systems 2010 Proxy Statement and such information is incorporated by reference herein; except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report, nor deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of management and certain beneficial owners is set forth under the caption “Principal Stockholders” in the Fuel Systems 2010 Proxy Statement and such information is incorporated by reference herein.

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders. The following table sets forth information about our common stock that may be issued under our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Stockholders	66,100	$11.15	550,023
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	66,100	$11.15	550,023

(1)	Includes 135,786 shares of common stock available for issuance under our stock option plans, as well as 17,585 and 396,652 shares of restricted stock available for issuance under our 2006 Equity Incentive Plan and 2009 Restricted Stock Plan, respectively. We currently have no intention to issue any stock options under any of our stock option plans in the foreseeable future.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information regarding certain relationships and related party transactions and director independence is set forth under the captions “Independent Directors” and “Certain Relationships and Related Transactions” in the Fuel Systems 2010 Proxy Statement and such information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information regarding fees and services of the independent registered public accounting firm (“independent accountant”) and our pre-approval policies and procedures for audit and non-audit services provided by our independent accountant are set forth under the captions “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Fuel Systems 2010 Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Fuel Systems Solutions, Inc.

Reports of independent registered public accounting firm.

Consolidated balance sheets as of December 31, 2009 and 2008.

Consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007.

Consolidated statements of stockholders’ equity for the years ended December 31, 2009, 2008 and 2007.

Consolidated statements of cash flows for the years ended December 31, 2009, 2008 and 2007.

Notes to consolidated financial statements.

(2) Supplemental Financial Statement Schedules:

Reports of Independent Registered Public Accounting Firm.

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc., as currently in effect (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.2	Bylaws of Fuel Systems Solutions, Inc., as currently in effect (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

4.1	Stockholder Protection Rights Agreement dated as of June 27, 2006 between Fuel Systems Solutions, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

4.2	Amendment No. 1 to Stockholder Protection Rights Agreement, dated as of July 21, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 21, 2009).

4.3	Specimen of common stock certificate of Fuel Systems, Inc. 2006 (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

10.1+	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to the IMPCO Technologies Inc. Annual Report on Form 10-K for fiscal 1994).

10.2+	1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.14 of IMPCO Technologies, Inc. Annual Report on Form 10-K for fiscal 1997).

10.3+	1997 Incentive Stock Option Plan (incorporated by reference to the IMPCO Technologies, Inc. Proxy Statement filed October 7, 1997).

10.4+	2000 Incentive Stock Option Plan (incorporated by reference to Appendix A to IMPCO Technologies, Inc.’s Proxy Statement filed August 28, 2000).

10.5+	The 2002 Stock Option Plan for Employees (incorporated by reference to Appendix A of IMPCO Technologies, Inc.’s Proxy Statement filed October 18, 2002).

10.6+	The 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix B of IMPCO Technologies, Inc.’s Proxy Statement filed October 18, 2002).

10.7+	2003 Stock Incentive Plan (incorporated by reference to Appendix B to IMPCO Technologies, Inc.’s Proxy Statement filed May 13, 2003).

10.8+	2004 Stock Incentive Plan (incorporated by reference to Appendix B to IMPCO Technologies, Inc.’s Proxy Statement filed March 29, 2004).

10.9+	2006 Incentive Bonus Plan (incorporated by reference to Exhibit 10.40 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

10.10+	Form of Restricted Stock Agreement under 2006 Incentive Bonus Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for fiscal year 2006).

10.11+	2009 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 9, 2009).

10.12+	2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 9, 2009).

Exhibit No.	Description
10.13+	Form of Restricted Stock Agreement under 2009 Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on July 9, 2009).

10.14+	Fuel Systems Solutions, Inc. Deferred Compensation Plan and Plan Adoption Agreement, each as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for fiscal year 2008).

10.15+	First Amendment, dated December 31, 2008, to the Fuel Systems Solutions, Inc. Deferred Compensation Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for fiscal year 2008).

10.16+	Amended and Restated Employment Agreement between Fuel Systems Solutions, Inc. and Mariano Costamagna, dated December 9, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2008).

10.17+	Amendment No. 1 to the Amended and Restated Employment Agreement between Fuel Systems Solutions, Inc. and Mariano Costamagna (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 28, 2010).

10.18*	Director Compensation Policy.

10.19	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 8, 2009).

10.21	Loan Agreement between MTM, S.r.L. and Unicredit Banca Medio Credito S.p.A., dated December 2, 2004 (incorporated by reference to Ex. 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.22	English summary of Financing Agreement, dated December 22, 2008, by and among MTM S.r.L., Banca IMI S.p.A. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2008).

10.23	Committed Credit Facility dated July 10, 2009 between Fuel Systems, Inc./IMPCO Technologies, Inc. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17, 2009).

10.24	Sublease Agreement dated June 16, 2005, by and between IMPCO Technologies, Inc. and Meteor Communications Corporation (incorporated by reference to Ex. 10.1 of the Company’s Current Report on Form 8-K/A filed July 14, 2005).

10.25	Sublease Agreement dated August 17, 2005 by and between IMPCO Technologies, Inc. and Monterey Carpets, Inc. (incorporated by reference to Ex. 10.1 of the Company’s Current Report on Form 8-K filed September 9, 2005).

10.26	English summary of Share Purchase Agreement, dated December 16, 2008, by and among MTM S.r.L., Alessandro Carlo Evi and Susana Iallonardi (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 22, 2008).

10.27	Purchase Agreement between MTM S.r.L. and Mcintosh & Morawetz Inc., in its capacity as Interim Receiver and Receiver and Manager of FuelMaker Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 6, 2009).

10.28	Asset purchase Agreement dated April 30, 2009 between 2045951 Ontario Inc., American Honda Motor Co., Inc. and MTM S.r.L. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 6, 2009).

10.29	Equity Interest Purchase Agreement, dated as of July 19, 2009 by and among Fuel Systems Solutions, Inc. and Teleflex Incorporated (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 22, 2009).

10.30	Form of Subscription Agreement between Fuel Systems Solutions, Inc. and each purchaser of securities, dated June 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 23, 2009).

Exhibit No.	Description
12.1*	Computation of Ratios to Fixed Charges

16.1	Letter of BDO Seidman, LLP regarding change in certifying accountant, dated March 12, 2009 (incorporated by reference to Exhibit 16.1 of Form 8-K filed March 13, 2009).

21.1*	Subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to Fuel Systems Solutions, Inc.

23.2*	Consent of BDO Seidman, LLP, independent registered public accounting firm, with respect to Fuel Systems Solutions, Inc.

24.1*	Powers of Attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 8, 2010.

FUEL SYSTEMS SOLUTIONS, INC.

By:	/S/ MARIANO COSTAMAGNA
Name:	Mariano Costamagna
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mariano Costamagna and Matthew Beale, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K under the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in- fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARIANO COSTAMAGNA	Chief Executive Officer and Director	March 8, 2010
Mariano Costamagna	(Principal Executive Officer)

/S/ MATTHEW BEALE	President, Chief Financial Officer	March 8, 2010
Matthew Beale	and Secretary (Principal Financial Officer)

/S/ MICHAEL HELFAND	Senior Vice President Finance and Chief	March 8, 2010
Michael Helfand	Accounting Officer (Principal Accounting Officer)

/S/ NORMAN L. BRYAN	Director	March 8, 2010
Norman L. Bryan

/S/ MARCO DI TORO	Director	March 8, 2010
Marco Di Toro

/S/ DOUGLAS R. KING	Director	March 8, 2010
Douglas R. King

/S/ JAMES W. NALL	Director	March 8, 2010
James W. Nall

/S/ WILLIAM J. YOUNG	Director	March 8, 2010
William J. Young

/S/ ALDO ZANVERCELLI	Director	March 8, 2010
Aldo Zanvercelli

FUEL SYSTEMS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fuel Systems Solutions, Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Fuel Systems Solutions, Inc. and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the year ended December 31, 2009 listed in the accompanying index located on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Teleflex Inc.’s Power Systems Business from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination during 2009. We have also excluded Teleflex Inc.’s Power Systems Business from our audit of internal control over financial reporting. Teleflex Inc.’s Power Systems Business is a wholly-owned subsidiary whose total assets and total revenues represent 8% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

PricewaterhouseCoopers LLP

Irvine, California

March 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Fuel Systems Solutions, Inc.

Santa Ana, CA

We have audited the accompanying consolidated balance sheet of Fuel Systems Solutions, Inc. (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuel Systems Solutions, Inc. at December 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the consolidated financial statements, the Company adopted the authoritative guidance for non-controlling interests in consolidated financial statements on January 1, 2009 and the accompanying consolidated financial statements have been retrospectively adjusted to reflect the presentation and disclosure requirements of this new accounting standard.

/s/ BDO SEIDMAN, LLP

Costa Mesa, CA

March 6, 2009, except as to Note 20, which is as of May 29, 2009

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2009	December 31, 2008
		As adjusted (note 20)
ASSETS
Current assets:
Cash and cash equivalents	$46,519	$26,477
Accounts receivable less allowance for doubtful accounts of $3,159 and $3,293 at December 31, 2009 and December 31, 2008, respectively	132,603	70,009
Inventories	90,367	92,610
Deferred tax assets, net	9,217	5,734
Other current assets	8,647	5,749
Related party receivables	2,915	69

Total current assets	290,268	200,648

Equipment and leasehold improvements, net	40,767	27,672
Goodwill	54,209	41,295
Deferred tax assets, net	107	174
Intangible assets, net	24,053	10,021
Investment in unconsolidated affiliates	4,058	3,334
Other assets	3,051	4,183
Related party receivables	599	—

Total Assets	$417,112	$287,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,837	$65,224
Accrued expenses	40,384	20,342
Income taxes payable	15,788	13,870
Current portion of term loans and debt	7,240	7,075
Deferred tax liabilities, net	917	112
Related party payables	10,293	11,263

Total current liabilities	148,459	117,886
Term and other loans	12,167	4,927
Other liabilities	7,551	6,256
Deferred tax liabilities, net	5,707	4,301

Total Liabilities	173,884	133,370

Commitments & Contingencies

Stockholders’ Equity:
Fuel Systems Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 17,625,812 issued and 17,610,320 outstanding at December 31, 2009; and 15,801,745 issued and 15,749,783 outstanding at December 31, 2008	18	16
Additional paid-in capital	257,627	220,270
Shares held in treasury, 15,492 and 51,962 shares at December 31, 2009 and 2008, respectively	(654)	(1,399)
Accumulated deficit	(29,513)	(79,354)
Accumulated other comprehensive income	15,750	14,422

Total Fuel Systems Stockholders’ Equity	243,228	153,955
Non-controlling interests	—	2

Total Equity	243,228	153,957

Total Liabilities and Stockholders’ Equity	$417,112	$287,327

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Share and Per Share Data)

	Years Ended December 31,
	2009	2008	2007
		As adjusted (note 20)	As adjusted (note 20)
Revenue	$452,325	$382,697	$265,331
Cost of revenue	303,789	274,060	201,200

Gross profit	148,536	108,637	64,131

Operating Expenses:
Research and development expense	15,151	11,069	7,946
Selling, general and administrative expense	53,079	47,562	36,906
Goodwill impairment loss	—	3,907	—

Total operating expenses	68,230	62,538	44,852

Operating income	80,306	46,099	19,279
Other income (expense), net	4,615	(1,865)	(1,848)
Interest income	420	845	471
Interest expense	(2,329)	(1,359)	(1,434)

Income from operations before income taxes, equity share in income of unconsolidated affiliates non-controlling interest and extraordinary gain	83,012	43,720	16,468
Equity share in income of unconsolidated affiliates	852	454	416
Income tax expense	(34,023)	(20,161)	(9,159)

Income net of tax, before extraordinary gain	49,841	24,013	7,725
Extraordinary gain	—	243	—

Net income	49,841	24,256	7,725
Less: net income attributed to non-controlling interests	(2)	(914)	(1,842)

Net income attributable to Fuel Systems	49,839	23,342	5,883

Basic earnings per share:
Income before extraordinary gain attributable to Fuel Systems	$2.96	$1.47	$0.38

Extraordinary gain	$—	$0.02	$—

Net income attributable to Fuel Systems	$2.96	$1.49	$0.38

Diluted earnings per share:
Income before extraordinary gain attributable to Fuel Systems	$2.95	$1.46	$0.38

Extraordinary gain	$—	$0.02	$—

Net income attributable to Fuel Systems	$2.95	$1.48	$0.38

Number of shares used in per share calculation
Basic	16,847,439	15,649,216	15,410,287

Diluted	16,922,971	15,788,750	15,614,014

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Fuel Systems Stockholders’ Equity								Fuel Systems	Total
	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity	Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Shares	Amount
							As adjusted (note 20)	As adjusted (note 20)	As adjusted (note 20)	As adjusted (note 20)
Balance, December 31, 2006	15,180,481	$15	$212,275	$(460)	$(108,372)	$8,045	$4,946	$116,449	$16,627	$18,305

Net income	—	—	—	—	5,883	—	1,842	7,725	$5,883	$7,725
Cumulative adjustment for adoption of FASB guidance on uncertain tax positions	—	—	—	—	(207)	—	—	(207)	—	—
Foreign currency translation adjustment	—	—	—	—	—	13,638	(187)	13,451	13,638	13,451
Issuance of common stock upon exercise of stock options and warrants	306,209	—	3,683	—	—	—	—	3,683	—	—
Issuance and vesting of restricted common stock, net of shares withheld for employee taxes	12,508	—	273	(29)	—	—	—	244	—	—
Stock–based compensation	—	—	252	—	—	—	—	252	—	—
Purchase of treasury shares	(83)	—	—	(1)	—	—	—	(1)	—	—
Shares held in trust for deferred compensation plan, at cost	—	—	—	58	—	—	—	58	—	—

Balance, December 31, 2007	15,499,115	$15	$216,483	$(432)	$(102,696)	$21,683	$6,601	$141,654	$19,521	$21,176

Net income	—	—	—	—	23,342	—	914	24,256	$23,342	$24,256
Purchase of subsidiary shares from non-controlling interests	—	—	—	—	—	—	(6,442)	(6,442)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(7,261)	(1,071)	(8,332)	(7,261)	(8,332)
Issuance of common stock upon exercise of stock options and warrants	239,235	1	3,269	(867)	—	—	—	2,403	—	—
Issuance and vesting of restricted common stock, net of shares withheld for employee taxes	11,516	—	384	(54)	—	—	—	330	—	—
Stock-based compensation	—	—	134	—	—	—	—	134	—	—
Purchase of treasury shares	(83)	—	—	(1)	—	—	—	(1)	—	—
Shares held in trust for deferred compensation plan, at cost	—	—	—	(45)	—	—	—	(45)	—	—

Balance, December 31, 2008	15,749,783	$16	$220,270	$(1,399)	$(79,354)	$14,422	$2	$153,957	$16,081	$15,924

Net income	—	—	—	—	49,841	—	(2)	49,839	$49,841	49,839
Foreign currency translation adjustment	—	—	—	—	—	1,328	—	1,328	1,328	1,328
Issuance of common stock upon exercise of stock options	24,000	—	263	—	—	—	—	263	—	—
Issuance of common stock relating to acquisition of TA	322,800	—	9,047	827	—	—	—	9,874	—	—
Issuance of common stock	1,500,000	2	27,718	—	—	—	—	27,720	—	—
Issuance and vesting of restricted common stock, net of shares withheld for employee taxes	13,738	—	329	(62)	—	—	—	267	—	—
Shares held in trust for deferred compensation plan, at cost	—	—	—	(20)	—	—	—	(20)	—	—

Balance, December 31, 2009	17,610,321	$18	$257,627	$(654)	$(29,513)	$15,750	$—	$243,228	$51,169	$51,167

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except Share and Per Share Data)

	Years Ended December 31,
	2009	2008	2007
		As adjusted (note 20)	As adjusted (note 20)
Cash flows from operating activities:

Net income	$49,841	$24,256	$7,725
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles arising from acquisitions	4,108	2,784	2,259
Depreciation and other amortization	8,087	6,502	4,961
Provision for doubtful accounts	567	1,268	(124)
Provision for inventory reserve	9,596	5,366	625
Goodwill impairment loss	—	3,907	—
Extraordinary gain	—	(243)	—
Provision for loan to unconsolidated affiliate	343	1,650	583
Equity share in income of unconsolidated affiliates	(852)	(454)	(416)
Gain on Acquisition	(1,422)	—	—
Compensation expense related to stock option and restricted stock grants	329	419	436
Unrealized (gain) loss on foreign exchange transactions	(1,541)	396	1,923
Loss on disposal of assets	357	341	29
Dividends from unconsolidated affiliates	196	228	—
Changes in assets and liabilities
Increase in deferred income taxes	(3,943)	(4,475)	(2,219)
Increase in accounts receivable	(51,366)	(21,906)	(2,906)
Decrease (increase) in inventories	17,319	(29,841)	(3,747)
(Increase) decrease in other current assets	(977)	(2,290)	170
(Increase) decrease in other assets	(1,131)	(441)	439
(Decrease) increase in accounts payable	(789)	17,371	16,047
Increase (decrease) in accrued expenses	5,973	16,300	(2,431)
Increase (decrease) in long-term liabilities	759	618	(1,166)
(Receivables from)/payables to related party – net	(2,753)	4,625	4,380

Net cash provided by operating activities	32,701	26,381	26,568

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(12,928)	(10,675)	(5,974)
Acquisitions, net of cash acquired	(29,209)	(8,504)	(8,136)
Proceeds from sale of assets	228	129	16

Net cash used in investing activities	(41,909)	(19,050)	(14,094)

Cash flows from financing activities:
Decrease in revolving lines of credit, net	(156)	(847)	(5,944)
Payments on term and other loans	(18,036)	(4,567)	(2,815)
Proceeds from term loans	19,757	—	6,738
Proceeds from issuance of common stock, net of expense of $2.3 million	27,720	—	—
Payments of capital lease obligations	(358)	(505)	(415)
(Purchase of) proceeds from the sale of common shares held in trust, net	(20)	(100)	91
Dividends paid to non-controlling interests in consolidated subsidiaries	—	(900)	(822)
Proceeds from exercise of stock options and warrants	248	2,403	3,683

Net cash provided by (used in) financing activities	29,155	(4,516)	516

Effect on cash of changes in exchange rates	95	(3,135)	2,261
Net increase (decrease) in cash and cash equivalents	20,042	(320)	15,251
Cash and cash equivalents at beginning of period	26,477	26,797	11,546

Cash and cash equivalents at end of period	$46,519	$26,477	$26,797

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$52	$80	$216
Issuance of 1,382 shares, 5,321 shares and 4,980 shares of restricted stock in 2009, 2008 and 2007, respectively	$15	$99	$89
Issuance of 282,932 shares of common stock for the acquisition of Distribuidora Shopping (see Note 2)	$9,047	$—	$—
Issuance of 39,868 shares from treasury stock for the acquisition of Distribuidora Shopping (see Note 2)	$827	$—	$—

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

(b) Principles of consolidation—The Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. All intercompany transactions, including intercompany profits and losses, and intercompany balances have been eliminated in consolidation. Investments in unconsolidated joint ventures or affiliates (“joint ventures”) over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its joint ventures is reflected in equity share in income of unconsolidated affiliates. If the investment in an unconsolidated joint venture is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that there are any receivables, loans or advances to the joint venture.

(c) Use of estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

(d) Cash and cash equivalents—The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

(e) Restricted cash—The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. Amounts restricted for longer than twelve months are classified as other assets. When the restrictions are no longer in place, the amounts are reclassified to cash and cash equivalents. At December 31, 2009 and 2008 restricted cash balance was $0.5 million and included in other assets.

(f) Inventories—The Company values its inventories at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

(g) Equipment and leasehold improvements—Equipment and leasehold improvements are stated on the basis of historical cost. Depreciation of equipment is provided using the straight-line method over the assets’ estimated useful lives, ranging from three to seven years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the assets’ estimated useful lives or the lease terms. Design and development costs incurred in conjunction with the procurement of dies, molds, and patterns are immaterial. Depreciation of equipment acquired under a capital lease is provided using the straight line method over the shorter of the useful life of the equipment or the duration of the lease.

(h) Intangibles—Intangibles, primarily goodwill, are recorded based on the excess of the acquisition cost over the fair value of amounts assigned to tangible assets and liabilities.

Goodwill is not amortized but is subject to annual impairment tests in accordance with authoritative guidance. Other identifiable intangible assets are amortized over their useful lives. The Company regularly reviews business conditions and other relevant factors to determine whether impairment conditions exist and performs its annual impairment test at year end each year. The Company utilizes the discounted cash flow method to determine the fair value of each of its reporting units. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the present value of the reporting unit’s expected future cash flows is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the present value of the reporting unit’s expected future cash flows over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

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

(i) Warranty costs—Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

(j) Research and development costs—Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative future uses is capitalized and amortized over the expected useful life of the equipment.

(k) Revenue recognition—The Company recognizes revenue upon transfer of title and risk of loss, generally when products are shipped provided there is (1) persuasive evidence of an arrangement, (2) there are no uncertainties regarding customer acceptance, (3) the sales price is fixed or determinable and (4) management believes collectability is reasonably assured. The Company considers arrangements with extended payment terms not to be fixed or determinable unless they are secured under an irrevocable letter of credit arrangement guaranteed by a reputable financial institution, and accordingly, the Company defers such revenue until payment is received.

The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis in its consolidated statement of operations. The Company classifies shipping and handling charges billed to customers as revenue. Shipping and handling costs paid to others are classified as a component of cost of sales when incurred.

(l) Allowance for doubtful accounts—The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.

(m) Net income per share attributed to Fuel Systems—Basic income per share is computed by dividing net income applicable to common stock by the weighted average shares of common stock outstanding during the period. Diluted income per share is computed based on the weighted average number of shares of common stock outstanding, and if dilutive, all common stock equivalents.

(n) Income taxes—The Company uses the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the preparation of its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, property, plant and equipment and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards and liabilities, and are included within the consolidated balance sheet. The Company then assesses the likelihood of recovery of the deferred tax assets from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, the Company includes an expense within the tax provision of the consolidated statement of operations.

On January 1, 2007, the Company adopted the interpretations issued by the Financial Accounting Standards Board (“FASB”) which establishes a single model to address accounting for uncertain tax positions. The new interpretations clarify the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

(o) Stock based compensation—The Company has eight stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. The Company does not intend to grant any additional options available for future grant under any stock option plans. Under the Company’s 2006 Incentive Bonus Plan, the Company is authorized to issue a total of up to 400,000 shares in restricted stock awards to employees and directors in addition to cash awards.

The Company recognizes the grant-date fair value of stock options and other equity-based compensation issued to employees as expense in the consolidated financial statements.

(p) Impairment of long-lived assets and long-lived assets to be disposed of—Impairment losses are recorded on long-lived assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company has not experienced any significant changes in the business climate or in the use of assets that would require the Company to write down the value of the assets recorded in the consolidated balance sheet.

(q) Foreign currency translation—Assets and liabilities of the Company’s consolidated foreign subsidiaries are generally translated at period-end exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as foreign currency components of other comprehensive income in stockholders’ equity. The results and financial condition of the Company’s international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar. The functional currency for each of the Company’s international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. dollar increases the costs incurred by the subsidiaries because a significant portion of the Company’s international subsidiaries’ inventory purchases are U.S. dollar denominated. The Company seeks to manage its foreign currency economic risk by minimizing its U.S. dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries. The Company generally recognizes foreign exchange gains and losses on the consolidated statement of operations for intercompany balances that are denominated in currencies other than the reporting currency. In the event that the Company determines that intercompany balances between the Company and its subsidiary will not be settled in the foreseeable future, the foreign exchange gains and losses are deferred as part of the cumulative translation adjustment on the consolidated balance sheet.

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

(r) Financial instruments—At December 31, 2009 and 2008, the fair value of the Company’s term loans and related party receivables approximated carrying value. The estimated fair values of the Company’s financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts. The fair value of current financial assets, current liabilities, and other assets are estimated to be equal to their carrying amounts.

(s) Comprehensive income—The Company presents comprehensive income in the consolidated statements of stockholders’ equity. Comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheet. Accumulated other Comprehensive income consists solely of foreign currency translation adjustments.

(t) Treasury stock—Treasury shares are accounted for as a deduction of equity. Any consideration paid or received is recognized directly in equity so that treasury stock is accounted for using the cost method and reported as shares held in treasury on the Company’s consolidated balance sheet. When treasury stock is reissued, the value is computed and recorded using a first-in-first-out basis.

(u) Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Accounting Standards Adopted in 2009

In December 2007, the FASB revised the authoritative guidance for business combinations. This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired measured at fair value as of the acquisition date. In addition, all acquisition costs are to be expensed rather than capitalized. This guidance also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. This guidance became effective for the Company on January 1, 2009. This guidance has an impact on the Company’s accounting for business combinations completed on or after January 1, 2009 including the Company’s acquisitions of Distribuidora Shopping S.A., FuelMaker Corporation assets and the remaining 50% of WMTM Equipamentos de Gases, Ltda as well as the Company’s acquisition of Teleflex Incorporated’s Power Systems business (see Note 2).

In December 2007, the FASB revised the authoritative guidance for non-controlling interests in consolidated financial statements. The guidance outlines new accounting and reporting requirements for ownership interests in subsidiaries held by parties other than the parent (previously known as minority interest), the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. See Note 20 for the impact of the adoption of this standard.

In April 2009, FASB issued the authoritative guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which requires certain disclosures related to assets and liabilities acquired through business combinations arising out of potential contingencies. This guidance requires assets and liabilities acquired through contingencies to be recorded at fair value on the acquisition date if the fair value can be determined during the measurement period or if it can be determined that it was probable that the asset or liability existed as of the acquisition date and the amount can be reasonably estimated. This guidance became effective for the Company on January 1, 2009. The adoption of this guidance has an impact on the Company’s accounting for business combinations completed on or after January 1, 2009 including the Company’s acquisitions of Distribuidora Shopping S.A., FuelMaker Corporation assets and the remaining 50% of WMTM Equipamentos de Gases, Ltda as well as the Company’s acquisition of Teleflex Incorporated’s Power Systems business (see Note 2).

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued authoritative guidance for the consolidation of variable interest entities and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Former guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. New guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The Company adopted this guidance on January 1, 2010. The Company is currently assessing the impact this guidance may have on its consolidated financial statements.

2.	Acquisitions

Acquisition of Distribuidora Shopping S.A.

On January 15, 2009, MTM completed its acquisition of Distribuidora Shopping S.A. and its subsidiary Tomasetto Achille S.A. (“Distribuidora Shopping”) from Carlo Evi and Susana Iallonardi (collectively, the “Sellers “). Distribuidora Shopping is headquartered in Argentina and, operating under the brand name Tomasetto Achille, manufactures, imports, exports and markets natural gas kits for vehicles. This acquisition reinforces the Company’s natural gas vehicle product lines and expands its global manufacturing and distribution footprint. A portion of the funds that MTM used in the acquisition were provided according to the terms of the financing agreement between MTM and Banca IMI S.p.A. and Intesa SanPaolo S.p.A. dated December 22, 2008 (see Note 10). Since this acquisition was accounted for under the FASB authoritative guidance for Business Combinations, which requires the acquisition costs to be expensed, the Company expensed in selling general and administrative in 2008 acquisition related costs of approximately $0.8 million incurred through December 31, 2008. During the year ended December 31, 2009, acquisition related costs of approximately $0.3 million were expensed in selling general and administrative expense as incurred. The results of operations of Distribuidora Shopping have been included in the accompanying consolidated statements of operations from the date of the acquisition within the BRC operation segment.

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

Of the aggregate purchase price of $17.5 million, MTM paid $7.6 million in cash and Fuel Systems issued 322,800 shares of common stock with a value of $9.9 million on the closing date to the Sellers in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. Of the 322,800 shares of Fuel Systems common stock issued to Sellers in the private placement, 39,868 shares were issued from treasury stock with a historical cost basis of $0.8 million (see Note 11). In addition, of the 322,800 shares, 129,120 shares will remain in escrow for up to six years in order to cover unknown or contingent liabilities of Distribuidora Shopping and to satisfy any claims for indemnification that MTM may have against the Sellers during that time. MTM’s losses will not be limited to the value of the escrow shares, but MTM must deplete the escrow shares before seeking any amount in cash from the Sellers. Subject to certain limitations, the Sellers’ maximum liability for indemnification obligations is $8.2 million.

The purchase price has been allocated based on management’s estimates as follows (in thousands):

Total tangible assets, including cash of $96	$12,418
Intangible assets subject to amortization	7,370
Goodwill	9,198

Total assets acquired	28,986
Less: total liabilities	(11,422)

Total net assets recorded	$17,564

Of the $7.4 million of acquired intangible assets, $2.6 million relates to existing technology with a useful life of 7 years, $3.7 million was assigned to customer relationships with a useful life of 10 years, $0.8 million was assigned to the trademark with a useful life of 10 years and $0.3 million was assigned to covenant not to compete with a useful life of 5 years. A history of operating margins and profitability, service and manufacturing employee base and a leading presence in the market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $9.2 million. The acquired goodwill is not deductible for tax purposes.

The Company has determined that the acquisition of Distribuidora Shopping was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

In connection with the Company’s acquisition of Distribuidora Shopping, the Company entered into a new lease agreement and assumed an existing lease agreement. Both lease agreements have lease commitments in the aggregate of $4.8 million from April 2009 through December 2019. One of the lease agreements is with GNC Vicar, of which Carlo Evi, former owner of and current employee of Distribuidora Shopping, together with an individual related to two current employees of Distribuidora Shopping, owns 100% (see Note 15).

Purchase of Remaining 50% Interest in WMTM

On May 5, 2009, the Company purchased the remaining 50% ownership interest in WMTM Equipamentos de Gases, Ltda (“WMTM”), from White Martin Gases Industriais S.A. (“White Martin”), BRC Brasil’s 50% joint venture partner in WMTM, for approximately R$5.0 million (approximately $2.7 million U.S. dollars excluding $0.6 million of cash acquired) of which R$1.0 million (approximately $0.5 million U.S. dollars) was paid on the closing date with the remainder paid in monthly installments. The final installment was paid on December 5, 2009. The results of WMTM have been included in the accompanying consolidated statements of operations from the date of acquisition within the BRC operation segment.

This acquisition qualified as a step acquisition which occurs when a shareholder obtains control over an entity by acquiring an additional interest in that entity. Under the appropriate FASB issued authoritative guidance, the previously held equity interest was remeasured to fair value at the date of the acquisition. Any difference between the carrying value and the fair value of the previously held equity interest is recognized as a gain or loss in the income statement. The Company calculated the difference to be approximately $1.4 million gain which is included in other income (expense) net for the year ended December 31, 2009. Under current accounting guidance adopted on January 1, 2009, this gain is no longer considered extraordinary. The Company has determined that the acquisition of the remaining 50% of WMTM was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

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

Acquisition of Teleflex Incorporated’s Power Systems Business

On July 19, 2009, the Company entered into an equity interest purchase agreement (the “Equity Interest Purchase Agreement”) through which Fuel Systems agreed to acquire Teleflex Incorporated’s Power Systems business (the “Power Systems Business”). On August 4, 2009, the Company completed the acquisition of the Power Systems Business for $14.6 million in an all cash transaction ($15.0 million less $0.4 million of cash acquired). The Power Systems Business operates in Canada, the Netherlands and Italy and manufactures alternative fuel components and systems for transportation and industrial applications as well as auxiliary power systems for the truck and rail markets. The Company acquired the equity interests of the Power Systems Business companies and partnerships, including Teleflex Ecotrans Technologies Inc. and Teleflex GFI Control Systems, Inc. The results of operations of the Power Systems Business have been included in the accompanying consolidated statement of operations from the date of the acquisition within the IMPCO operation segment.

The purchase price has been allocated based on management’s estimates as follows (in thousands):

Total tangible assets, including cash of $376	$25,497
Intangible assets subject to amortization	6,464
Goodwill	3,784

Total assets acquired	35,745
Less: total liabilities	(20,745)

Total net assets recorded	$15,000

Of the $6.5 million of acquired intangible assets, $2.4 million relates to existing technology with a useful life of approximately 8 to 12 years, $3.4 million relates to customer relationships with a useful life of approximately 20 years and $0.7 million relates to trademarks with a useful life of approximately 10 to 15 years. A history of operating margins and profitability, service and manufacturing employee base and leading presence in the market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $3.8 million. The acquired goodwill is not deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The Company is in the process of finalizing its valuations of certain intangible assets; thus the allocation of the purchase price is subject to refinement.

Pro forma Information Related To Acquisition of the Power Systems Business (Unaudited)

The following unaudited supplemental pro forma consolidated summary operating data for 2009 and 2008 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008 to give effect to the 2009 acquisition of the Power Systems Business as if it had occurred at the beginning of each period presented below.

	For the year ended December 31,
	2009	2008
Revenue	$495,712	$479,487
Operating income	$79,848	$48,275
Net income attributable to Fuel Systems	$49,333	$24,790
Net income per share attributable to Fuel Systems:
Basic	$2.93	$1.58
Diluted	$2.92	$1.57

This unaudited pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations that would have occurred if the acquisition had been completed on the dates set forth above, nor is it necessarily indicative of the future operating results.

Purchase of Remaining 49% interest in IMPCO B.V.

On August 1, 2008, IMPCO B.V., IMPCO’s subsidiary in the Netherlands, completed a redemption of the 49% non-controlling interest of IMPCO BV from Beru AG for approximately $6.1 million, based on the exchange rate of the Euro to the U.S. dollar on August 1, 2008. The purchase price was allocated to the related non-controlling interest liability and resulted in the step-down of fixed assets value of $0.3 million and extraordinary gain of $0.2 million. Prior to the purchase of the non-controlling interest, IMPCO held the 51% majority interest in IMPCO B.V.; therefore, the assets and liabilities of IMPCO B.V. were previously included in the prior period condensed consolidated balance sheet.

Acquisition of Zavoli S.r.L.

On July 2, 2007, BRC completed the acquisition of Zavoli, S.r.L (“Zavoli”) for approximately $8.5 million in cash including transaction costs. Zavoli is a privately held manufacturer and distributor of aftermarket conversion kits that enable internal combustion engines to operate on liquefied petroleum gas and compressed natural gas. BRC obtained a $6.7 million loan in June 2007, using the exchange rate of $1.3475 to the Euro at June 30, 2008, from Intesa SanPaolo S.p.A. (see Note 10) to fund the acquisition. At the acquisition date, the fair value of the identified tangible and intangible assets totaled $10.5 million including cash acquired of $0.4 million, the assumed liabilities amounted to $4.6 million, and the resulting goodwill balance was $2.6 million. Intangible assets arising from the acquisition of Zavoli consist of existing technology, customer relationships, trade name and non-compete agreements.

3.	Inventories

Inventories, consisting of raw materials and parts, work-in-process, finished goods, and inventory on consignment with unconsolidated affiliates, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods. Inventories are comprised of the following (in thousands):

	As of December 31,
	2009	2008
Raw materials and parts	$52,683	$38,925
Work-in-process	1,733	1,700
Finished goods	35,951	50,253
Inventory on consignment with unconsolidated affiliates	—	1,732

Total inventories	$90,367	$92,610

4.	Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of December 31,
	2009	2008
Dies, molds, and patterns	$4,833	$3,889
Machinery and equipment	38,143	25,996
Office furnishings and equipment	12,823	11,198
Automobiles and trucks	3,032	2,235
Leasehold improvements	11,847	8,098

Total equipment and leasehold improvements	70,678	51,416
Less: accumulated depreciation	(29,911)	(23,744)

Equipment and leasehold improvements, net of accumulated depreciation	$40,767	$27,672

Depreciation expense related to equipment and leasehold improvements was $8.1 million, $6.5 million and $5.0 million in 2009, 2008 and 2007, respectively.

Machinery and equipment includes property under capital leases of approximately $1.9 million and $1.4 million at December 31, 2009 and 2008, respectively, with related accumulated depreciation of $1.2 million and $0.9 million at December 31, 2009 and 2008, respectively.

5.	Equity Investments

The Company’s investments in its subsidiaries were composed exclusively of investments in the unconsolidated subsidiaries of BRC of approximately $4.1 million and $3.3 million as of December 31, 2009 and 2008, respectively.

The following table sets forth the Company’s share in the income in unconsolidated affiliates for the fiscal years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Share in income of BRC unconsolidated affiliates, net	$852	$454	$416

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

BRC’s share of income from its investment in unconsolidated affiliates follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Income, net-BRC investees	$823	$1,201	$640
% equity interest (1)	various	various	various
Share in earnings	412	742	586
Other income (expense), net	440	(288)	(170)

Net income	$852	$454	$416

(1)	Ranges from 13.59% to 50% for the years ended December 31, 2009, 2008, and 2007, respectively.

6.	Goodwill and Intangibles

The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	December 31, 2008	Additions from purchase accounting	Impairment Charges	Currency Translation	December 31, 2009
IMPCO Operations	$4,792	$3,784	$—	$221	$8,797
BRC Operations	36,503	9,198	—	(289)	45,412

	$41,295	$12,982	$—	$(68)	$54,209

	December 31, 2007	Additions from purchase accounting	Impairment Charges	Currency Translation	December 31, 2008
IMPCO Operations	$4,843	$—	$—	$(51)	$4,792
BRC Operations	41,643	97	(3,907)	(1,330)	36,503

	$46,486	$97	$(3,907)	$(1,381)	$41,295

The annual reviews performed as of December 31 for each of the years ended 2009, 2008 and 2007 resulted in no impairment to goodwill.

During the second quarter of 2008, changes in the Australian business climate indicated that the goodwill for IMPCO Australia might be impaired. As a result, in accordance with the Company performed an analysis and recorded an impairment charge of $3.9 million to fully impair IMPCO Australia’s goodwill balance, which was included as a separate component of operating income in the year ended December 31, 2008. The fair value measurement/analysis for the impairment charge was prepared by management that relied in part on a third party fair market valuation for IMPCO Australia.

At December 31, 2009 and 2008, intangible assets consisted of the following (in thousands):

	WT.Average Remaining Amortization Period (in years)	As of December 31, 2009			As of December 31, 2008
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	6.7	$19,836	$(8,118)	$11,718	$10,883	$(5,711)	$5,172
Purchased technology	—	193	(193)	—	193	(96)	97
Customer relationships	12.8	11,615	(3,342)	8,273	4,677	(1,896)	2,781
Trade name	8.9	4,425	(1,004)	3,421	2,031	(641)	1,390
Non-compete agreements	3.1	1,115	(474)	641	830	(249)	581

Total		$37,184	$(13,131)	$24,053	$18,614	$(8,593)	$10,021

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

Amortization expense related to existing technology and customer relationships of $3.5 million, $2.4 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements for the years ended December 31, 2009, 2008 and 2007 was $0.5 million, $0.4 million and $0.2 million, respectively, and is reported as a separate component of operating expense.

Amortization expense as of December 31, 2009 for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
2010	$4,643
2011	4,473
2012	3,065
2013	2,429
2014	2,218
Thereafter	7,222

$24,053

7.	Accrued Expenses

The following table details the components of accrued expenses as of December 31, 2009 and 2008 (in thousands):

	As of December 31,
	2009	2008
Accrued warranty	15,182	4,224
Accrued payroll obligations	15,546	10,883
Accrued other	9,656	5,235

	$40,384	$20,342

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Years Ended December 31,
Warranty reserve for the period ended:	2009	2008	2007
Balance at beginning of period	$4,224	$2,527	$2,119
New warranties issued and assumed (a)	15,579	4,301	838
Warranties settled	(4,621)	(2,604)	(430)

Balance at end of period	$15,182	$4,224	$2,527

(a)	In connection with the acquisitions (Note 2), the Company assumed approximately $9.2 million in warranty obligations during the year ended December 31, 2009.

8.	Accrued Restructuring

In August 2005, the Company exited its Seattle research and development facility and relocated key technical personnel to other Company facilities. It subleased the Seattle Facility through September 30, 2011. The sublease income expected under the agreement approximates the lease obligation.

In September 2005, the Company relocated its IMPCO U.S. business operations from its former location in Cerritos, California to Santa Ana, California. In connection with the relocation, the Company recorded in accrued expenses the fair value of the remaining lease obligation reduced by estimated sublease rentals for the Cerritos facility, which extends until 2009. During 2007, the Company incurred $0.5 million for restoration cost to its former location in Cerritos and revised the estimated cost for the restoration resulting in an additional expense of approximately $0.6 million. During 2007, the Company also revised its sublease revenue assumption resulting in an additional expense of approximately $0.5 million. During 2008, the Company revised the estimated cost for the restoration resulting in an additional expense of approximately $0.1 million and also revised its sublease revenue assumption resulting in an additional expense of approximately $0.5 million.

In December 2009, the Company relocated its Delfgauw facility in the Netherlands to Gorinchem and terminated certain employees in Argentina. In connection with the relocation, the Company recorded in accrued expenses the fair value of the remaining lease obligations reduced by estimated sublease rentals for the Delfgauw facility. In connection with the termination of certain employees, the Company recorded in accrued expenses the termination benefits.

A reconciliation of accrued restructuring costs, which are all recorded to selling, general and administrative expense, for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Restoration Cost	Termination Benefits	Rent and Other Exit Costs	Total	Less Current Portion	Long Term Portion
Accrued restructuring costs at December 31, 2006	$24	$—	$476	$500	$357	$143

Seattle payments (net of sublease)	—	—	(16)	(16)
Adjustment to Cerritos accruals	645	—	(9)	636
Change in Cerritos sublease revenue assumption	—	—	477	477
Cerritos payments (net of sublease)	(495)	—	(494)	(989)

Accrued restructuring costs at December 31, 2007	174	—	434	608	495	113

Seattle payments (net of sublease)	—	—	(19)	(19)
Adjustment to Cerritos accruals	59	—	45	104
Change in Cerritos sublease revenue assumption	—	—	465	465
Cerritos payments (net of sublease)	(233)	—	(576)	(809)

Accrued restructuring costs at December 31, 2008	—	—	349	349	290	59

Payments (net of sublease)	—	—	(285)	(285)
Additions to accruals	—	287	717	1,004

Accrued restructuring costs at December 31, 2009	$—	$287	$781	$1,068	$568	$500

9.	Income Taxes

Income (loss) before income taxes, equity share in income of unconsolidated affiliates, non-controlling interests and extraordinary gain for U.S. and foreign-based operations is shown below (in thousands):

	Years Ended December 31,
	2009	2008	2007
U.S.	$(12,395)	$(5,808)	$(4,912)
Foreign	95,407	49,528	21,380

Income from operations before income taxes, equity share in income of unconsolidated affiliates, non-controlling interests and extraordinary gain	$83,012	$43,720	$16,468

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$648	$37	$(48)
State	16	23	61
Foreign	37,302	24,713	11,365

	37,966	24,773	11,378

Deferred:
Federal and state	(4,936)	(2,865)	(1,666)
Foreign	(4,008)	(4,683)	(2,291)
Change in valuation allowance	5,001	2,936	1,738

	(3,943)	(4,612)	(2,219)

Total provision for income taxes	$34,023	$20,161	$9,159

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	At December 31,
	2009	2008
Deferred Tax Assets:
Federal and State NOL Carryovers	$27,290	$22,895
Foreign NOL and credit Carryovers	5,589	—
Reserves and Accruals	10,519	6,767
Other, net	3,476	2,356
Valuation allowance	(37,290)	(26,047)

Total Deferred Tax Asset	9,584	5,970

Fixed assets and intangibles	(6,884)	(4,475)

Net deferred Tax Asset (Liability)	$2,700	$1,495

Total Deferred assets	$9,324	$5,908
Less: Deferred tax assets, current	9,217	5,734

Net Deferred assets - noncurrent	$107	$174

Deferred tax liabilities	$(6,624)	$(4,413)
Less: deferred tax liabilities, current	(917)	(112)

Net deferred tax liabilities - noncurrent	$(5,707)	$(4,301)

Based upon the substantial net operating loss carryovers and expected future operating results in the U.S., management cannot conclude that it is more likely than not that the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized. Accordingly, a valuation allowance has been recorded to offset these amounts. The balance of the total valuation allowance was $37.3 million and $26.0 million as of December 31, 2009 and 2008, respectively. The increase of $11.3 million to the valuation allowance relates to losses from continuing operations and acquired deferred tax assets that are not more likely than not to be realized. In addition, the Company expects to provide a full valuation allowance on future tax benefits in the U.S. and certain foreign jurisdictions until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

The Company has federal net operating loss carryforwards of approximately $80.8 million that expire between 2020 and 2029. The Company also has California net operating loss carryforwards of approximately $61.2 million that expire between 2010 and 2029. By law, California net operating loss carryforwards may not be utilized in 2009. The Company has net operating loss carryforwards in foreign jurisdictions of approximately $12.1 million that begin to expire in 2014. The Company also has research and development credit carryforwards for state income tax purposes of approximately $4.0 million, which do not expire for tax reporting purposes. The Company also has $0.2 million of U.S. foreign tax credits that begin to expire in 2017. The Company has an alternative minimum tax credit carryforward of $0.2 million which does not expire. The Company has tax credits in foreign jurisdictions of $2.3 million that begin to expire in 2022.

Not included in the deferred tax assets as of December 31, 2009 is approximately $1.9 million of excess tax benefits related to employee stock compensation. If and when realized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital, rather than a reduction of the income tax provision.

Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

The Company has not completed a study to assess whether an ownership change has occurred. If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is based on the consolidated income from operations before income taxes, equity share in income of unconsolidated affiliates, non-controlling interests and extraordinary gain as follows:

	Years Ended December 31,
	2009	2008	2007
Federal statutory income tax rate	34.0%	34.0%	34.0%
Permanent differences	—	(0.1)	2.1
Residual U.S. tax on deemed dividend from foreign subsidiaries	—	1.1	7.1
State tax, net of federal benefit	(0.5)	(0.4)	(0.7)
Foreign tax in excess of expected tax	2.0	4.8	8.9
Effect of Italian tax rate change	—	—	(3.6)
True up of deferred tax assets	—	(0.8)	(3.3)
Valuation Allowance	6.0	6.7	10.6
Other	(0.5)	0.8	0.5

Effective tax rate	41.0%	46.1%	55.6%

As of December 31, 2009, undistributed earnings, except with respect to a portion of undistributed earnings from BRC, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Upon distributions of earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The Company has accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. It is not practical to determine the income tax impact in the event the Company repatriated undistributed foreign earnings that are considered indefinitely reinvested.

As of December 31, 2009, approximately $1.5 million in foreign withholding taxes was accrued related to undistributed earnings not considered reinvested. Residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $30.0 million of earnings of BRC. This amount was deemed to be a constructive dividend creating taxable income for U.S. income tax purposes; upon distribution of earnings in the form of dividend, or otherwise, in excess of these amounts, the Company may be subject to United States income taxes. In addition, the Company would be subject to withholding taxes payable to various foreign countries.

As of December 31, 2009 and 2008, the Company had approximately $6.7 million and $6.6 million, respectively, of unrecognized tax benefits.

The following table summarizes the activities related to the unrecognized tax benefits:

	At December 31,
	2009	2008	2007
Beginning Balance	$6,637	$6,076	$5,783
Increases related to prior year tax positions	80	—	—
Increases related to current year tax positions	82	561	293
Expiration of the statute of limitations for the assessment of taxes	(144)	—	—

Ending Balance	$6,655	$6,637	$6,076

Approximately $0.2 million of the Company’s unrecognized tax benefits at December 31, 2009 will reduce the Company’s annual effective tax rate if recognized. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the additional amount that would affect the effective tax rate is approximately $5.0 million. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and in various foreign and state jurisdictions with varying statues of limitations. The Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2006 and is no longer subject to tax examinations for significant foreign jurisdictions for years prior to 2005. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expenses. During 2009, there was approximately $20,000 of interest expense and penalties recorded in income tax expense, and at December 31, 2009, there was $0.1 million of accrued interest and penalties associated with uncertain tax positions.

10.	Debt

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of December 31, 2009	December 31, 2009	December 31, 2008
(a) Revolving lines of credit— Italy and Argentina	$45,674	$2,869	$—
(b) Revolving line of credit – USA.	13,000	—	1,000
(c) Term loan—Intesa SanPaolo S.p.A.	—	4,498	5,767
(d) Term loan—Banca IMI S.p.A and Intesa SanPaolo S.p.A.	—	10,750	—
(e) Other indebtedness	—	1,290	5,235

	58,674	19,407	12,002
Less: current portion		7,240	7,075

Non-current portion	$58,674	$12,167	$4,927

The debt is scheduled to be repaid as follows (in thousands):

5 year debt payout:
2010	$7,240
2011	4,140
2012	4,021
2013	2,444
2014	1,562

Total	$19,407

At December 31, 2009, the Company’s weighted average interest rate on outstanding debt was 3.6%. The Company is party to numerous significant credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at December 31, 2009.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $27.2 million which is unsecured; $7.1 million, $3.2 million and $4.3 million all of which is collateralized by accounts receivable and $2.9 million which was guaranteed by BRC. The interest rates on these revolving lines of credit are fixed and variable and range from 0.02% to 4.7% as of December 31, 2009. At December 31, 2009 and 2008 there was $2.9 million and zero outstanding.

The revolving lines of credit in Argentina, assumed in connection with the acquisition of Distribuidora Shopping, consist of two lines for a total amount of availability of approximately $2.3 million. These lines are unsecured with approximately $3,000 outstanding at December 31, 2009. At December 31, 2009, the interest rates for the lines of credit in Argentina ranged from 7.4% to 18%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

The Company and IMPCO Technologies, Inc. (“IMPCO”) entered into an uncommitted line of credit that is callable on demand with Intesa SanPaolo S.p.A. (“Intesa”) dated December 17, 2008 amounting to $13.0 million. Each loan under the credit facility may be made for a length of time up to three months and will bear interest at a floating rate of the bank’s prime rate plus 0.5%. This floating interest rate may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. At December 31, 2008, there was $1.0 million outstanding under this credit facility. At December 31, 2009, there was no balance outstanding under this credit facility. On July 10, 2009, the Company and IMPCO converted this uncommitted line of credit into a committed, unsecured, revolving short-term credit facility with Intesa. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments, but does not currently intend to use any of the funds for its own purposes.

The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.50% of the average daily unused amount and also includes financial covenants regarding the Company’s ratio of net debt to EBITDA, consolidated net worth and aggregate debt level. At December 31, 2009, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy in which BRC received approximately $6.7 million. The proceeds for the loan were used to purchase Zavoli S.r.L., which was completed on July 2, 2007 for approximately $8.5 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.4% and 3.4% at December 31, 2009 and December 31, 2008, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At December 31, 2009 and 2008, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.2% at December 31, 2009. At December 31, 2009 and December 31, 2008, the amount outstanding was $4.5 million and $5.8 million, respectively.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $21.5 million converted into U.S. dollars) to be used for the acquisitions of Distribuidora Shopping and certain assets from FuelMaker (see Note 2) as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $10.8 million and no amount were outstanding on this financing agreement as of December 31, 2009 and 2008, respectively.

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

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of FSYS, unless the reduction in ownership is attributable to one or more issuances of FSYS capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At December 31, 2009, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits at our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 2% to 4.8%.

11.	Stockholders’ Equity

(a) Capital Transactions

On June 26, 2009, we completed the public sale to selected institutional investors of an aggregate of 1,500,000 shares of our common stock at a price of $20.00 per share. Net proceeds from the offering were $27.7 million, after deducting offering expenses and placement agency fees. The sale of the shares was made in an issuer direct public offering pursuant to subscription agreements, dated June 22, 2009, between us and each of the purchasers. We used the net proceeds of the offering for general corporate purposes, which included the repayment of indebtedness and the acquisition of Teleflex Inc.’s Power Systems Business.

(b) Stockholder Protection Rights Agreement

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

(c) Shares Held in Treasury

The Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market. These shares are carried at cost and classified as a deduction of equity. As of December 31, 2009, 2008 and 2007, the Company held on the participants’ behalf 15,925, 16,379 and 15,390 shares recorded as held in treasury, respectively, with a value of approximately $0.3 million, $0.2 million and $0.2 million for each of 2009, 2008 and 2007, respectively, for the deferred compensation plan.

As of December 31, 2009, the Company also had 15,492 shares held in treasury with a value of approximately $0.4 million, of which 9,223 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised, 2,569 shares came from the surrender of shares tendered for the exercise price in lieu of cash for the exercise of warrants, and 3,700 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock in May 2007 and May 2008 under the 2006 Incentive Bonus Plan. At December 31, 2008, the Company had 51,962 shares held in treasury with a value of approximately $1.2 million, of which 11,928 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised, 166 shares came from the repurchase of common stock, and 35,184 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with restricted stock issued and vested in May 2007 under the 2006 Incentive Bonus Plan.

As part of the acquisition of Distribuidura Shopping (see Note 2) 39,868 shares previously held in treasury were issued to the sellers with a historical cost basis of $0.8 million.

(d) Warrants

During the year ended December 31, 2008, warrants to purchase 57,500 shares of common stock were exercised at an average exercise price of $4.92 per share with proceeds to the Company of $0.3 million. In addition, warrants to purchase 22,852 shares of common stock were exercised at an exercise price of $14.44 per share. The warrant holder tendered 11,792 shares of common stock resulting from the exercise of the warrants in lieu of cash in order to pay the aggregate exercise price of the warrants. Those shares are recorded as shares held in treasury. As of December 31, 2009 and 2008, there were no warrants outstanding.

Stock warrants activity in 2007, 2008, and 2009 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	90,352	7.33
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2007	90,352	7.33
Granted	—	—
Exercised	(68,560)	6.46

	Number of Shares	Weighted Average Exercise Price
Forfeited (a)	(21,792)	10.07

Outstanding at December 31, 2008	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	—	—

(a)	Forfeited warrants include 11,792 vested warrant shares tendered in lieu of cash for the exercise price of 11,060 shares of common stock.

12.	Share-Based Compensation

The Company has eight stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. No options were granted in 2009, 2008 or 2007. The Company does not intend to grant any additional options available for future grant under any stock option plans. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Under the Company’s 2009 Restricted Stock Bonus Plan, which was approved by shareholders on August 27, 2009 and replaced the 2006 Incentive Bonus Plan, the Company may grant restricted stock to officers, employees and non-employee directors.

Stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 was allocated as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cost of revenue	$39	$53	$63
Research and development expense	45	58	120
Selling, general and administrative expense	245	308	253

	$329	$419	$436

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in the years ended December 31, 2009, 2008 and 2007 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

Stock-Based Compensation Activity—Stock Options

Shares of common stock issued upon exercise of stock options or awards under the employee stock purchase plan are from previously unissued shares. The following table displays stock option activity including the weighted average stock option prices for 2009, 2008 and 2007 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and vested at December 31, 2008	90,100	$10.93	4.6 yrs	$1,967
Granted	—	—
Exercised	(24,000)	10.33
Forfeited	—	—

Outstanding and vested at December 31, 2009	66,100	$11.15	3.6 yrs	$1,987

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

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period. During the years ended December 31, 2009, 2008 and 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.8 million, $3.8 million and $2.2 million, respectively, determined as of the date of option exercise.

As of December 31, 2009, all stock options granted under the Company’s stock option plans had fully vested and as such, all compensation costs had been recognized. There were no options granted during the year ended December 31, 2009.

The following table sets forth summarized information with respect to stock options outstanding and exercisable at December 31, 2009:

	Outstanding and Exercisable at December 31, 2009
Exercise Price Range:	Number of Shares	Average Life (years)	Average Price
$6.01 to $9.00	21,500	3.1	$6.36
$9.01 to $12.00	23,125	4.4	11.40
$12.01 to $15.00	2,375	4.2	13.49
$15.01 to $20.00	19,100	3.2	15.96

	66,100	3.6	$11.15

During the year ended December 31, 2009, the Company issued 24,000 shares of common stock from the exercise of stock options at an average price of $10.33 per share, with proceeds to the Company of approximately $0.2 million.

At December 31, 2009, there were approximately 361,747 option shares available for grant.

Stock-Based Compensation Activity—Restricted Stock

In accordance with its director compensation policy, the Company issued shares of restricted common stock to continuing non-employee directors on September 4, 2009 at a purchase price equal to the per share par value of $0.001. For grants to returning directors, shares are fully vested as of December 31, 2009. The Company measured the fair value of each of these awards as if they were vested and issued on their respective grant dates.

On August 27, 2009, the Company’s stockholders approved the 2009 Restricted Stock Plan which replaced the 2006 Incentive Bonus Plan. Under the plan, the Compensation Committee of the Company’s Board of Directors may grant restricted stock to officers, employees and non-employee directors.

Based on profitability and other factors, some employees may be provided with bonuses in 2010 based on performance in 2009. The Company may pay a portion of the bonus in cash and a portion in restricted stock.

Through August 27, 2009, under the 2006 Incentive Bonus Plan, the compensation committee of the Company’s Board of Directors was able to grant bonus awards (in the form of cash, restricted stock or a combination of both) to some of the Company’s and its subsidiaries’ employees based on each division’s profitability and the attainment of individual employee’s performance goals. The restricted stock typically vests 25% on the date of the grant and the balance in three equal annual installments. Based on profitability of both IMPCO and BRC for 2008, some employees were provided with bonuses in March 2009 based on their individual performance in 2008. The Company paid a portion of the bonus in cash and a portion in restricted stock. The restricted stock vests 25% on the date of the grant and the balance in three equal annual installments on the first three anniversaries of the grant date. The Company recorded an expense of $1.8 million for accrued incentive bonus during 2008. The amount related to the first 25% vesting of restricted stock on the date of grant was $60,000. Of this amount, $39,000 was accrued at December 31, 2008 and was reclassified to equity when the restricted stock grant was issued in March 2009.

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

The fair value of the shares of restricted stock that vested during 2009 was approximately $0.3 million. The following table details the restricted stock grants during the year ended December 31, 2009:

	Shares of Restricted Common Stock Granted
	March 18, 2009	September 4, 2009
Employees	5,501	—
New independent director	—	—
Continuing non-employee directors (fully vested on December 31, 2009)	—	3,348

Total issued	5,501	3,348

Grant date fair value per share	$10.89	$35.90

A summary of the unvested restricted stock awards as of December 31, 2009 and the changes during the year then ended are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	26,932	$18.61
Granted	8,849	20.35
Vested	(17,135)	20.64
Forfeited	(1,452)	18.30

Nonvested at December 31, 2009	17,194	$17.50

13.	Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Years Ended December 31,
	2009	2008	2007
Numerator:
Income before extraordinary gain attributable to Fuel Systems	$49,839	$23,099	$5,883
Extraordinary gain	—	243	—

Net income attributable to Fuel Systems	$49,839	$23,342	$5,883

Denominator:
Denominator for basic earnings per share—weighted average number of shares	16,847,439	15,649,216	15,410,287
Effect of dilutive securities:
Employee stock options	52,627	99,529	137,657
Warrants	—	15,210	53,763
Unvested restricted stock	22,905	24,795	12,307

Dilutive potential common shares	16,922,971	15,788,750	15,614,014

Basic income per share:
Income before extraordinary gain attributable to Fuel Systems	$2.96	$1.47	$0.38

Per share effect of extraordinary gain	$—	$0.02	$—

Net income per share attributable to Fuel Systems	$2.96	$1.49	$0.38

Diluted income per share:
Income before extraordinary gain attributable to Fuel Systems	$2.95	$1.46	$0.38

Per share effect of extraordinary gain	$—	$0.02	$—

Net income per share attributable to Fuel Systems	$2.95	$1.48	$0.38

For the year ended December 31, 2009 and 2008, all options to purchase the Company’s common stock were included in the computation of diluted net income per share. For the year ended December 31, 2007, options to purchase 2,141 shares of common stock were excluded from the computation of diluted net income per share, as the effect would have been anti-dilutive. For the years ended December 31, 2009, 2008 and 2007, all warrants to purchase shares of the Company’s common stock and all restricted shares of common stock were included in the computation of diluted net income per share.

14.	Commitments and Contingencies

(a) Leases

The Company has certain non-cancelable operating leases for facilities and equipment and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under non-cancelable leases at December 31, 2009 are as follows (in thousands):

	Lease Obligations
	Capital Lease Obligations	Operating Leases
Years Ended December 31,		Third Party Obligations	Related Party Obligations	Sublease Income	Net Obligations
2010	195	6,670	1,727	(253)	8,339
2011	174	6,271	1,707	(206)	7,946
2012	9	5,283	1,388	(10)	6,670
2013	—	4,944	1,310	—	6,254
2014	—	4,176	1,118	—	5,294
Thereafter	—	9,504	780	—	10,284

	Lease Obligations
	Capital Lease Obligations	Operating Leases
Years Ended December 31,		Third Party Obligations	Related Party Obligations	Sublease Income	Net Obligations
Total minimum lease payments	378	$36,848	$8,030	$(469)	$44,787

Less: imputed interest (4.4% - 19.5%)	32

Present value of future minimum lease payments	346
Less: current portion	195

Long-term capital lease obligation	$151

In July 2002, BRC sold two parcels of real property located in Cherasco, Italy, including the buildings situated thereon, to IMCOS Due S.r.L., which is referred to as IMCOS Due, a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The price and other terms of this sale reflected the fair market value for the property based upon an appraisal conducted at the time of the purchase. Subsequently, IMCOS Due leased back to BRC and MTM under an eight-year lease, the portion of these properties that were previously occupied by those entities. Additionally, a third building was included within the lease of the previous two buildings. The terms of this lease reflect the fair market value for the lease of such property based upon an appraisal conducted at the time of the leasing transaction. In 2005, BRC leased an additional building from IMCOS Due; in 2006, MTM leased a fifth building from IMCOS Due; and in January 2008, MTM leased a facility from IMCOS Due adjoined to the building leased in 2006. Total lease payments to IMCOS Due for 2009, 2008, and 2007 were approximately $1.6 million, $1.5 million and $1.1 million, respectively.

Total rental expense under the operating leases for 2009, 2008 and 2007 were approximately $6.7 million, $4.3 million and $3.7 million, respectively, net of sublease payments of $0.2 million, $0.2 million and $0.2 million in 2009, 2008 and 2007, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

(b) Contingencies

The Company is subject to certain claims that arise in the ordinary course of business. In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company’s consolidated financial statements.

(c) Investment and Tax Savings Plan

The Company’s Investment and Tax Savings Plan (the “401(k) plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The 401(k) plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All U.S. employees who are at least age twenty-one or older are eligible to participate in the 401(k) plan immediately and can enter the 401(k) plan on the first day of each month. Eligible employees of the Company who elect to participate in the 401(k) plan may contribute into the plan not less than 1% or more than 15% of compensation. The Company’s matching contributions are discretionary and match elective salary deferrals up to 3.0% of compensation. Approximately 77% of eligible employees were enrolled in the 401(k) plan at December 31, 2009. Employer contributions approximated $0, $200,000, and $200,000 for 2009, 2008, and 2007, respectively.

(d) Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan whereby selected key employees may elect to defer a portion of their compensation each year. This plan is administered by a third party plan administrator. Employee contributions are invested in mutual funds and consequently are considered to be traded instruments. The Company matches 50% of the employee contribution up to an annual maximum of $12,500. Participants in the plan are 25% vested in the amount of the Company matching contributions upon attaining two years of service, with an additional 25% vested for each additional year of service thereafter. The Company recognizes the expense for the Company match over the service period. Employer matching contributions approximated $104,000, $78,000 and $59,000 for 2009, 2008, and 2007, respectively.

The cash contributed by the Company on the participant’s behalf has been invested in Company common stock acquired in the open market, which is carried at cost and classified as a deduction of equity in shares held in treasury on the consolidated balance sheet (see Note 11 for further discussion). The value of the Company’s common stock is calculated and recorded as a liability at market value and is classified as a long-term liability on the Company’s consolidated balance sheet. Any changes in the market value of the Company’s Common Stock is recorded in selling general and administrative expense. The Company includes the common stock of the plan in its computations of basic and diluted net income per share. The Company consolidates the assets of the deferred compensation plan as part of the Company’s assets at the end of each quarter, which are classified as long-term assets on the Company’s consolidated balance sheet. At December 31, 2009 and 2008, the assets under the plan, included in other assets, were $1.2 million and $0.7 million, respectively. At December 31, 2009 and 2008 the liabilities under the plan were $1.8 million and $1.3 million, respectively.

(e) Employment Agreements

Mariano Costamagna

Mariano Costamagna, BRC’s co-founder, our Chief Executive Officer and a member of our Board of Directors, has entered into an employment agreement with us that is effective from January 1, 2009 until December 31, 2012. Under this agreement, Mr. Costamagna will continue to serve as the Company’s Chief Executive Officer until December 31, 2012. Mr. Costamagna’s annual base salary will be $145,000 paid in U.S. dollars plus €335,000 paid in Euros. Mr. Costamagna will also be eligible for consideration for an annual bonus under the Company’s 2009 Restricted Stock Bonus Plan and will be eligible to participate in other general employee benefits the Company maintains for its employees.

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

(f) Severance Funds

Italian law requires companies to make a mandatory termination payment called the Trattamento di Fine Rapporto (“TFR”) to employees. It is paid, as a lump sum, when the employment ends for any kind of reason such as resignation or layoff. The severance indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration. There is no vesting period or funding requirement associated with the liability. The liability recorded in the consolidated balance sheet is the amount that the employee would be entitled to if the employee terminates immediately. During 2009, 2008 and 2007, BRC had recorded $2.1 million, $1.8 million and $1.2 million, respectively, in expense for TFR and has a long-term liability accrued in the amount of $4.3 million and $4.4 million as of December 31, 2009 and 2008, respectively. This liability for severance indemnities relates primarily to the Company’s employees in Italy.

15.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the consolidated balance sheets at December 31, 2009 and 2008 representing related party transactions with the Company.

	As of December 31,
	2009	2008
Current Receivables:
IBMexicano (a)	$60	$55
MTE S.r.L. (b)	1	4
Europlast S.r.L. (e)	—	6
Biemmedue S.p.A. (d)	—	4
MTM Hydro S.r.L. (d)	1	—
Tecno GNC S.A. (i)	18	—
Tomasetto Achille do Brasil L.T. (j)	110	—
Rohan LTD (l)	2,725	—

	$2,915	$69

Non-Current Receivables:
Rohan BRC (k)	$599	$—

	$599	$—

Current Payables:
MTE S.r.L. (b)	$4,315	$3,792
WMTM Equipamento de Gases Ltda. (c)	—	445
Biemmedue S.p.A. (d)	244	58
MTM Hydro S.r.L. (d)	12	9
Europlast S.r.L. (e)	2,347	2,142
TCN S.r.L. (e)	1,951	3,427
TCN Vd S.r.L. (e)	803	915
IMPCO/BRC Egypt (f)	1	1
A.R.S. Elettromeccanica (g)	555	474
Ningbo Topclean Mechanical Technology Co. Ltd.(h)	10	—
Tecno GNC S.A. (i)	25	—
IMCOS Due S.r.L. (d)	30	—

	$10,293	$11,263

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.
(b)	MTE, S.r.L. is 50% owned by MTM, S.r.L., and is accounted for using the equity method.
(c)	WMTM Equipamento de Gases Ltda. was 50% owned by BRC, and prior to May 5, 2009 was accounted for using the equity method. During 2009 and 2008, sales to WMTM were recorded on the cash basis; revenue attributed to sales to WMTM was deferred until receipt of payment and inventory was recorded on a consignment basis. As of December 31, 2008, the amounts billed to WMTM but not yet collected totaled $3.2 million. As of December 31, 2008, inventory on consignment at WMTM was $1.3 million and such amount is reflected as consigned inventory after elimination of profit of $1.1 million, net of reserve of $0.8 million.
(d)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., and 100% of Biemmedue S.p.A. and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.
(e)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L., along with his brother, Pier Antonio Costamagna.
(f)	IMPCO/BRC Egypt is 50% owned by IMPCO, and is accounted for using the equity method.
(g)	A.R.S. Elettromeccanica is owned by Biemmedue S.p.A., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(h)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L. and is indirectly 46% owned by the Company’s Chief Executive Officer and his immediate family.
(i)	A former director of Distribuirdora Shopping owns 100% of Tecno GNC and GNC Vicar.

(j)	An individual related to two current employees of Distribuidora Shopping owns 99.99% of Tomasetto Achille do Brasil and Carlo Evi, a former owner of and current employee of Distribuidora Shopping, owns 0.01% of Tomasetto Achille do Brasil. Both owners also manage the operations of Tomasetto Achille do Brasil.
(k)	Rohan BRC is a joint venture which MTM owns 50% and is accounted for using the equity method.
(l)	Rohan LTD owns 50% of Rohan BRC.

The following table sets forth amounts (serviced and goods) purchased from and sold to related parties.

	(in thousands) Years Ended December 31,
	2009		2008		2007
	Purchases	Sales	Purchases	Sales	Purchases	Sales
Company:
MTE S.r.L.	$7,254	$5	$10,250	$25	$4,726	$16
Europlast S.r.L.	4,458	41	5,592	142	3,395	200
Biemmedue S.p.A.	719	—	118	3	24	—
MTM Hydro S.r.L	22	2	37	—	35	5
Tecno GNC S.A	137	54	—	—	—	—
Tomasetto Achille do Brasil L.T.	—	—	—	—	—	—
WMTM Equipamento de Gases Ltda	—	—	518	607	—	2,500
TCN S.r.L	4,750	—	7,119	—	4,329	—
TCN Vd S.r.L	1,647	—	2,400	—	400	—
A.R.S. Elettromeccanica	2,180	—	3,501	—	2,000	—
Ningbo Topclean Mechanical Technology	308	—	—	—	—	—
BR Co. S.r.L (a)	40	—	—	—	—	—
Jehin Engineering(b)	—	—	—	116	—	600
Rohan LTD	—	2,861	—	—	—	—

	$21,515	$2,963	$29,535	$893	$14,909	$3,321

(a)	BR Co. S.r.L. is 100% owned by the Company’s Chief Executive Officer and his immediate family.
(b)	Jehin Engineering is 13.6% owned by BRC and accounted for using equity method.

Other Transactions with Related Parties

The Company leases buildings from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The Company paid IMCOS Due S.r.L. lease payments of $1.6 million, $1.5 million, and $1.1 million as of December 31, 2009, 2008, and 2007, respectively. In addition, the Company also leases buildings from Luca Impex, a real estate investment company, for which Cesare Pollini, Director of Sales and Marketing of Zavoli owns a portion of Luca Impex. The Company paid Luca Impex lease payments of $0.1 million in 2009, 2008 and 2007, respectively. The Company paid GNC Vicar lease payments of $0.3 million in 2009.

Non-Current Receivable from Rohan BRC

In June 2009, the Company issued a three year approximate $0.9 million (€650,000) loan to Rohan BRC Gas Equipment Company (“Rohan BRC”).

As a result of accumulated losses at Rohan BRC, the Company’s original investment balance in Rohan BRC had been reduced to zero. In addition, the Company has been recognizing its proportionate share of Rohan BRC’s losses and recording these losses against the loan receivable. As of December 31, 2009, the Company had recorded approximately $0.3 million of losses against the loan receivable resulting in a net receivable balance of approximately $0.6 million.

16.	Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

In 2009, two customers represented 13.0% and 11.6%, respectively, of the consolidated sales. In 2008 one customer represented 10.7% of the consolidated sales and in 2007, no customer represented more than 10% of consolidated sales.

Accounts Receivable

At December 31, 2009, five customers represented 14.1%, 13.1%, 12.2%, 12.1%, and 10.1%, respectively, of the consolidated accounts receivable. At December 31, 2008, two customers represented 15.2% and 14.8%, respectively, of the consolidated accounts receivable.

Purchases

During 2009, one supplier represented 12.4% of the consolidated raw materials and services. During 2008, no suppliers represented more than 10% of the consolidated purchases of raw materials and services. During 2007, one supplier constituted approximately 10.4% of consolidated purchases of raw materials and services. In 2009, 2008, and 2007, ten suppliers accounted for approximately 45.7%, 34.6%, and 36.9% of consolidated purchases of raw materials and services.

Cash

Operating cash balances held at non-U.S. banks representing 72.6% and 90.1% of the Company’s consolidated cash and cash equivalents at December 31, 2009 and 2008, respectively, are not federally insured.

17.	Business Segment and Geographic Information

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

Financial Information by Business Segment. Financial information by business segment follows (in thousands):

	Years Ended December 31,
Revenue:	2009	2008	2007
IMPCO Operations	$71,023	$91,359	$109,002
BRC Operations	381,302	291,338	156,329

Total	$452,325	$382,697	$265,331

	Years Ended December 31,
Operating Income (Loss):	2009	2008	2007
IMPCO Operations	$(6,210)	$4,120	$13,506
BRC Operations	93,690	49,767	17,871
Corporate Expenses (1)	(7,174)	(7,788)	(12,098)

Total	$80,306	$46,099	$19,279

(1)	Represents corporate expense not allocated to either of the business segments.

	As of December 31,
Total Assets:	2009	2008
IMPCO Operations	$76,203	$37,816
BRC Operations	342,687	252,732
Corporate (1)	146,346	115,128
Eliminations	(148,124)	(118,349)

Total	$417,112	$287,327

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate at consolidation.

	Years Ended December 31,
Capital Expenditures:	2009	2008	2007
IMPCO Operations (1)	$2,093	$1,551	$1,076
BRC Operations (2)	10,882	9,202	5,053
Corporate	5	2	61

Total	$12,980	$10,755	$6,190

(1)	Includes $0.1 million of capital leases in 2007.
(2)	Includes $0.1 million of capital leases in 2009, 2008 and 2007, respectively.

Revenue by Application. The Company’s product revenue by application across all business segments follows (in thousands):

	Years Ended December 31,
Revenue:	2009	2008	2007
Transportation	$405,028	$302,750	$169,454
Industrial	47,297	79,947	95,877

Total	$452,325	$382,697	$265,331

Geographic Information. The Company’s geographic information for revenue to unaffiliated customers and long-lived assets is shown below. The basis for determining revenue is the geographic location of the customer. Long-lived assets represent long-term tangible and intangible assets that are physically located in the region as indicated (in thousands):

	Years Ended December 31,
Revenue:	2009	2008	2007
North America(1)	$34,339	$50,763	$61,225
Europe:
Italy	270,549	127,530	54,069
All other (2)	81,608	135,762	95,410
Asia & Pacific Rim (2)	49,819	57,529	45,960
Latin America (2)	16,010	11,113	8,667

Total	$452,325	$382,697	$265,331

(1)	Revenue predominately from the United States
(2)	No one country represents more than 10% of total consolidated revenue.

	As of December 31,
Long-Lived Assets:	2009	2008
North America	$22,000	$9,639
Europe	78,767	68,543
Asia & Pacific Rim	1,564	806
Latin America and Other	16,698	—

Total	$119,029	$78,988

18.	Supplementary Cash Flow Information

Interest and income taxes paid for 2009, 2008 and 2007 are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Interest paid	$1,388	$995	$1,342
Taxes paid (including franchise taxes)	$36,197	$11,727	$14,091

19.	Quarterly Results of Operations

A summary of the unaudited quarterly consolidated results of operations follows (in thousands, except per share amounts).

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2009	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$80,082	$92,323	$116,203	$163,717
Cost of revenue	55,745	63,698	76,800	107,547
Gross profit	24,337	28,625	39,403	56,170
Operating expenses	12,979	16,146	16,316	22,789	(a)
Operating income	11,358	12,479	23,087	33,381
Interest expense, net	(384)	(524)	(459)	(541)
Net income	7,070	7,395	15,510	19,865
Net income per share attributable to Fuel Systems:
Basic	$0.44	$0.46	$0.88	$1.13
Diluted	$0.44	$0.46	$0.88	$1.12

(a)	Restructuring—Includes in the fourth Quarter of 2009, restructuring costs $1.0 million incurred by the Company.

	First Qtr.	Second Qtr.	Third Qtr.		Fourth Qtr.
2008	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
	As Adjusted (Note 20)	As Adjusted (Note 20)	As Adjusted (Note 20)		As Adjusted (Note 20)
Revenue	$94,600	$98,284	$105,539		$84,274
Cost of revenue	67,116	69,704	74,841		62,399
Gross profit	27,484	28,580	30,698		21,875
Operating expenses	14,092	18,366	12,527		17,553	(b) (d)
Operating income	13,392	10,214	18,171		4,322
Interest expense, net	(192)	(200)	(51)		(71)
Income before extraordinary gain	6,707	5,002	11,381		923	(b) (c) (d)
Net income (e)	6,707	5,002	11,624		923	(b) (c) (d)
Net income attributable to Fuel Systems	6,226	4,608	11,867		641	(b) (c) (d)
Income before extraordinary gain per share attributable to Fuel Systems:
Basic	$0.40	$0.30	$0.73	(a)	$0.04
Diluted	$0.40	$0.29	$0.73	(a)	$0.04
Net income per share attributable to Fuel Systems:
Basic	$0.40	$0.30	$0.75	(a)	$0.04
Diluted	$0.40	$0.29	$0.75	(a)	$0.04

(a)	Includes in the third quarter of 2008, an extraordinary gain of $0.2 million related to the purchase of the 49% noncontrolling interest of IMPCO B.V. from Beru A.G.
(b)	Includes in the fourth quarter of 2008, an adjustment of $1.2 million to increase the reserve against the loan from WMTM, BRC’s 50% owned joint venture, based on payments not being made on past due balances on trade payables to MTM and WMTM’s historical operating results.

(c)	Includes in the fourth quarter of 2008, foreign exchange losses of $1.0 million incurred by the Company’s foreign subsidiaries due to the weakening of their currency against the U.S. dollar.
(d)	Includes in the fourth quarter of 2008, acquisition transaction costs of $0.8 million related to the purchase of Distribuidora Shopping S.A. and Tomasetto Achille S.A.
(e)	Reconciliation of amounts from previously reported amounts:

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (previously reported)	$6,226	$4,608	$11,867	$641
Add back (deduct): non-controlling interest income (loss)	481	394	(243)	282

Net income (as adjusted)	$6,707	$5,002	$11,624	$923

20.	Adoption of New Authoritative Guidance

Effective January 1, 2009, the Company adopted the new authoritative guidance for non-controlling interests in consolidated financial statements. This guidance outlines new accounting and reporting requirements for ownership interests in subsidiaries held by parties other than the parent (previously known as minority interest) which requires, among other items: (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) the amount of consolidated net income attributable to the parent and the non-controlling interests be clearly identified and presented on the face of the consolidated statement of income; and (c) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The presentation and disclosure requirements are required to be applied retrospectively for all periods presented. In accordance with this guidance, the Company applied the presentation and disclosure requirements retrospectively to comparative financial statements.

As a result of the adoption, the Company made the following retroactive adjustments: the December 31, 2008 and 2007 non-controlling interests balances of $2,000 and $6.6 million previously presented in other long-term liabilities have been presented as part of stockholders’ equity. In addition, net income attributable to non-controlling interest of $0.9 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively, has been included in net income so that net income for those years is $24.3 million and $7.7 million, respectively.

21.	Subsequent Events

In February 2010, the Board of Directors of MTE S.r.L, which the Company owns 50% (see Note 15) added two additional members both who are related to the Company. As a result, the Company will indirectly control the Board of Directors of MTE. Based upon this change in control over MTE, the Company will be required to consolidate the results of MTE beginning in February 2010 in accordance with authoritative accounting guidance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Fuel Systems Solutions, Inc.

The audits referred to in our report dated March 6, 2009, except as to Note 20 which is as of May 29, 2009, relating to the consolidated financial statements of Fuel Systems Solutions, Inc., which is contained in Item 15 of this Form 10-K also included the audit of the consolidated financial statement schedule for 2008 and 2007 listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ BDO SEIDMAN, LLP

Costa Mesa, California

March 6, 2009, except as to Note 20 which is as of May 29, 2009

FUEL SYSTEMS SOLUTIONS, INC.

SCHEDULE II—VALUATION ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts for the period ended:
December 31, 2009	$3,293	$567	$(701)	$3,159
December 31, 2008	$2,399	$1,268	$(374)	$3,293
December 31, 2007	$2,390	$(124)	$133	$2,399

Warranty reserve for the period ended:
December 31, 2009	$4,224	$5,917	$5,041 (a)	$15,182
December 31, 2008	$2,527	$4,301	$(2,604)	$4,224
December 31, 2007	$2,119	$838	$(430)	$2,527

Deferred tax valuation allowance for the period ended:
December 31, 2009	$26,047	$5,002	$6,241 (b)	$37,290
December 31, 2008	$23,111	$2,936	$—	$26,047
December 31, 2007	$24,282	$1,739	$(2,910)	$23,111

(a)	Amount includes the warranty reserve additions resulting from the current period acquisitions.
(b)	Amount includes the deferred tax valuation allowance additions resulting from the current period acquisitions.