Form 10-Q
period 2010-03-31
Fuel Systems Solutions, Inc.
filed 2010-05-06
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2010:

17,614,202 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$73,511	$46,519
Accounts receivable less allowance for doubtful accounts of $3,575 and $3,159 at March 31, 2010 and December 31, 2009, respectively	145,203	132,603
Inventories	83,400	90,367
Deferred tax assets, net	9,088	9,217
Other current assets	9,167	8,647
Related party receivables	3,230	2,915

Total current assets	323,599	290,268
Equipment and leasehold improvements, net	43,003	40,767
Goodwill, net	51,955	54,209
Deferred tax assets, net	144	107
Intangible assets, net	22,086	24,053
Investment in unconsolidated affiliates	—	4,058
Other assets	2,487	3,051
Related party receivables	1,307	599

Total Assets	$444,581	$417,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,043	$73,837
Accrued expenses	40,754	40,384
Income taxes payable	32,492	15,788
Current portion of term loans and other loans	5,062	7,240
Deferred tax liabilities, net	865	917
Related party payables	4,633	10,293

Total current liabilities	156,849	148,459
Term and other loans	11,557	12,167
Other liabilities	7,299	7,551
Deferred tax liabilities	5,421	5,707

Total Liabilities	181,126	173,884

Stockholders’ Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 17,628,935 issued and 17,614,202 outstanding at March 31, 2010; and 17,625,812 issued and 17,610,320 outstanding at December 31, 2009	18	18
Additional paid-in capital	257,699	257,627
Shares held in treasury, 15,788 and 15,492 shares at March 31, 2010 and December 31, 2009, respectively	(635)	(654)
Accumulated deficit	(1,479)	(29,513)
Accumulated other comprehensive income	4,456	15,750

Total Fuel Systems Stockholders’ Equity	260,059	243,228
Non-controlling interests	3,396	—
Total Equity	263,455	243,228

Total Liabilities and Stockholders’ Equity	$444,581	$417,112

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$161,651	$80,082
Cost of revenue	98,050	55,745

Gross profit	63,601	24,337
Operating expenses:
Research and development expense	4,436	2,911
Selling, general and administrative expense	14,479	10,068

Total operating expenses	18,915	12,979

Operating income	44,686	11,358
Other income (expense), net	944	716
Interest expense, net	(181)	(384)

Income before income taxes and equity share in income of unconsolidated affiliates	45,449	11,690
Equity share in income of unconsolidated affiliates, net	—	113
Income tax expense	(17,231)	(4,733)

Net income	28,218	7,070
Less: Net income attributable to non-controlling interests	184	—

Net income attributable to Fuel Systems	$28,034	$7,070

Net income per share attributable to Fuel Systems:
Basic	$1.59	$0.44

Diluted	$1.59	$0.44

Number of shares used in per share calculation:
Basic	17,611,783	16,022,561

Diluted	17,680,393	16,095,258

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net income	$28,218	$7,070
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and other amortization	2,234	1,632
Amortization of intangibles arising from acquisitions	1,175	881
Provision for doubtful accounts	307	(126)
Provision for inventory reserve	496	705
Equity share in income of unconsolidated affiliates, net	—	(113)
Dividends from unconsolidated affiliates	—	196
Dividends issue by consolidated affiliates	(241)	—
Unrealized (gain) on foreign exchange transactions, net	(895)	(242)
Compensation expense related to stock option and restricted stock grants	48	50
Loss on disposal of assets	292	19
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(23,120)	(18,044)
Decrease (increase) in inventories	4,497	(4,965)
Decrease (increase) in other current assets	1,318	(493)
Decrease in other assets	49	421
Increase (decrease) in accounts payable	2,029	(20,688)
Increase in income taxes payable	17,958	4,999
Increase in accrued expenses	925	1,667
Receivables from/payables to related party, net	1,410	(303)
Decrease in deferred income taxes, net	(204)	(788)
Decrease in long-term liabilities	(453)	(433)

Net cash provided by (used in) operating activities	36,043	(28,555)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(4,782)	(3,774)
Acquisitions, net of cash acquired	—	(5,593)
Controlling interest in previously unconsolidated affiliate	1,044	—
Proceeds from sale of assets	208	35

Net cash used in investing activities	(3,530)	(9,332)

Cash flows from financing activities:
(Decrease) increase in revolving lines of credit, net	(1,732)	10,774
Payments on term loans and other loans	(133)	(1,214)
Proceeds from term loans and other loans	—	12,729
Proceeds from exercise of stock options	24	—
Proceeds (purchase) of common shares held in trust, net of proceeds	28	(5)
Payments of capital lease obligations	(81)	(123)

Net cash (used in) provided by financing activities	(1,894)	22,161

Net increase (decrease) in cash	30,619	(15,726)
Effect of exchange rate changes on cash	(3,627)	(1,784)

Net increase (decrease) in cash and cash equivalents	26,992	(17,510)
Cash and cash equivalents at beginning of period	46,519	26,477

Cash and cash equivalents at end of period	$73,511	$8,967

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$254	$22
Issuance of 1,382 shares of restricted stock	$—	$15
Issuance of 282,932 shares of common stock for the acquisition of Distribuidora Shopping (see Note 3)	$—	$9,047
Issuance of 39,868 shares from treasury stock for the acquisition of Distribuidora Shopping (see Note 3)	$—	$827

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2009 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended March 31, 2010 and 2009 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Company designs, manufactures and supplies alternative fuel components and systems for use in the transportation, industrial and power generation industries on a global basis. The Company’s components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines.

The Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. All intercompany transactions, including intercompany profits and losses, and intercompany balances have been eliminated in consolidation. Investments in unconsolidated joint ventures or affiliates (“joint ventures”) over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its joint ventures is reflected in equity share in income of unconsolidated affiliates. If the investment in an unconsolidated joint venture is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that there are any receivables, loans or advances to the joint venture.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2010, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Recent Accounting Standards

Accounting Standards adopted in 2010

In June 2009, the FASB issued authoritative guidance for the consolidation of variable interest entities and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Former guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. New guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this guidance on January 1, 2010, did not have an impact on the Company’s consolidated financial statements.

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

MARCH 31, 2010

(Unaudited)

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

Acquisition of Teleflex Incorporated’s Power Systems Business

On July 19, 2009, the Company entered into an equity interest purchase agreement (the “Equity Interest Purchase Agreement”) through which Fuel Systems agreed to acquire Teleflex Incorporated’s Power Systems business (the “Power Systems Business”). On August 4, 2009, the Company completed the acquisition of the Power Systems Business for $14.6 million in an all cash transaction ($15.0 million less $0.4 million of cash acquired). The Power Systems Business operates in Canada, the Netherlands and Italy and manufactures alternative fuel components and systems for transportation and industrial applications as well as auxiliary power systems for the truck and rail markets. The Company acquired the equity interests of the Power Systems Business companies and partnerships, including Teleflex Ecotrans Technologies Inc. and Teleflex GFI Control Systems, Inc. The results of operations of the Power Systems Business have been included in the accompanying consolidated statement of operations from the date of the acquisition within the IMPCO operation segment. The Company is in the process of finalizing its valuations of certain intangible assets, thus the allocation of the purchase price is subject to refinement.

The following unaudited supplemental pro forma consolidated summary of operating data for the three months ended March 31, 2009 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations for the three months ended March 31, 2009 to give effect to the 2009 acquisition of the Power Systems Business as if it had occurred at the beginning of the period presented below.

For the three months ended March 31, 2009
Revenue	$103,939
Operating income	$13,921
Net income attributable to Fuel Systems	$9,101
Net income per share attributable to Fuel Systems:
Basic	$0.57
Diluted	$0.57

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

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2010

(Unaudited)

4. Inventories

Inventories, consisting of raw materials and parts, work-in-process, and finished goods are stated at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods. Inventories are comprised of the following (in thousands):

	As of
	March 31, 2010	December 31, 2009
Raw materials and parts	$45,321	$52,683
Work-in-process	1,221	1,733
Finished goods	36,858	35,951

Total inventories	$83,400	$90,367

5. Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	March 31, 2010	December 31, 2009
Dies, molds, and patterns	$4,934	$4,833
Machinery and equipment	41,846	38,143
Office furnishings and equipment	13,131	12,823
Automobiles and trucks	3,409	3,032
Leasehold improvements	12,401	11,847

Total equipment and leasehold improvements	75,721	70,678
Less: accumulated depreciation	(32,718)	(29,911)

Equipment and leasehold improvements, net of accumulated depreciation	$43,003	$40,767

Depreciation expense related to equipment and leasehold improvements was $2.2 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.

6. Equity Investments

The Company uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. In February 2010, the Board of Directors of MTE S.r.L (“MTE”), one of the Company’s equity investments, added two additional members who are related to the Company. As a result, the Company indirectly controls the Board of Directors of MTE. Based upon this change in control over MTE, the Company began consolidating the results of MTE during first quarter 2010. The Company’s equity investment in MTE at December 31, 2009 was approximately $4.1 million.

In June 2009, the Company issued a three year approximate $0.9 million (€650,000) loan to Rohan BRC Gas Equipment Company (“Rohan BRC”). In March 2010, the Company issued an additional three year approximate $0.9 million (€650,000) loan to Rohan BRC.As a result of accumulated losses at Rohan BRC, the Company’s original investment balance in Rohan BRC had been reduced to zero. In addition, the Company has been recognizing its proportionate share of Rohan BRC’s losses and recording these losses against the loan receivable. For the three months ended March 31, 2010 and 2009, the Company had recorded approximately $0.1 million and $0.0 million of losses from Rohan BRC as a component of operating expenses. As of March 31, 2010, the Company had recorded approximately $0.4 million of accumulated losses against the loan receivable resulting in a net receivable balance of approximately $1.3 million.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2010

(Unaudited)

7. Goodwill and Intangibles

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2010 (unaudited) are as follows (in thousands):

	BRC Operations	IMPCO Operations	Total
Goodwill, gross	$49,319	$11,630	$60,949
Accumulated impairment losses	(3,907)	(2,833)	(6,740)

Net balance as of December 31, 2009	$45,412	$8,797	$54,209

Currency translation as of March 31, 2010	(2,369)	115	(2,254)

Goodwill, gross	$46,950	$11,745	$58,695
Accumulated impairment losses	(3,907)	(2,833)	(6,740)

Net balance as of March 31, 2010	$43,043	$8,912	$51,955

At March 31, 2010 and December 31, 2009, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of March 31, 2010			As of December 31, 2009
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	6.6	$18,771	$(8,251)	$10,520	$20,029	$(8,311)	$11,718
Customer relationships	12.7	11,453	(3,604)	7,849	11,615	(3,342)	8,273
Trade name	8.7	4,205	(1,047)	3,158	4,425	(1,004)	3,421
Non-compete agreements	2.9	1,060	(501)	559	1,115	(474)	641

Total		$35,489	$(13,403)	$22,086	$37,184	$(13,131)	$24,053

Amortization expense related to existing technology and customer relationships of $1.0 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.2 million and $0.1 million for three months ended March 31, 2010 and 2009, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expenses
Nine months ending December 31, 2010	$3,335
2011	4,299
2012	2,970
2013	2,361
2014	2,144
2015	1,988
Thereafter	4,989

Total	$22,086

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2010

(Unaudited)

8. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$15,182	$4,224
Addition from acquisition	—	56
Provisions charged to costs and expenses	1,117	642
Settlements and other adjustments	(2,195)	(464)
Effect of foreign currency translation	(175)	(235)

Balance at end of period	$13,929	$4,223

9. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2010 was 37.9% compared to an effective tax rate of 40.5% for the three months ended March 31, 2009. The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions. The Company continues to believe that the likelihood of recoverability of the net domestic deferred tax assets are less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on all of the domestic deferred tax assets and certain foreign jurisdictions. Additionally, the Company is not recording a benefit for losses incurred in the United States.

As of December 31, 2009, the Company had approximately $6.7 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the quarter ended March 31, 2010. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

10. Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	Available as of March 31, 2010	As of
		March 31, 2010	December 31, 2009
(a) Revolving lines of credit – Italy and Argentina	$18,669	$1,000	$2,869
(b) Revolving lines of credit – USA	13,000	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	4,224	4,498
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	10,095	10,750
(e) Other indebtedness	1,358	1,300	1,290

	$33,027	16,619	19,407
Less: current portion		5,062	7,240

Non-current portion		$11,557	$12,167

At March 31, 2010, the Company’s weighted average interest rate on outstanding debt was 2.8%. The Company is party to numerous significant credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at March 31, 2010.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $3.3 million which is unsecured; $12.7 million which is collateralized by accounts receivable and $0.7 million which was guaranteed by BRC. The interest rates on these revolving lines of credit are fixed and variable and range from 0.02% to 4.6% as of March 31, 2010. At March 31, 2010 and December 31, 2009, there was approximately $735,000 and $2.9 million outstanding, respectively.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2010

(Unaudited)

The revolving lines of credit in Argentina, assumed in connection with the acquisition of Distribuidora Shopping, consist of two lines for a total amount of availability of approximately $2.0 million. These lines are unsecured with approximately $265,000 and $3,000 outstanding at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, the interest rates for the lines of credit in Argentina ranged from 7.4% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

The Company and IMPCO Technologies, Inc. (“IMPCO”) maintains an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments, but does not currently intend to use any of the funds for its own purposes. At March 31, 2010 and December 31, 2009, there was no balance outstanding under this credit facility.

The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.50% of the average daily unused amount and also includes financial covenants regarding the Company’s ratio of net debt to EBITDA, consolidated net worth and aggregate debt level. At March 31, 2010, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy in which BRC received approximately $6.7 million. The proceeds for the loan were used to purchase Zavoli S.r.L., which was completed on July 2, 2007 for approximately $8.5 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.4% and 3.4% at December 31, 2009 and December 31, 2008, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At March 31, 2010 and December 31, 2009, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.1% at March 31, 2010. At March 31, 2010 and December 31, 2009, the amount outstanding was $4.2 million and $4.5 million, respectively.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $21.5 million converted into U.S. dollars) to be used for the acquisitions of Distribuidora Shopping (see Note 3) as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $10.1 million and $10.8 million were outstanding on this financing agreement as of March 31, 2010 and December 31, 2009, respectively.

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

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of FSYS, unless the reduction in ownership is attributable to one or more issuances of FSYS capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At March 31, 2010, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2010

(Unaudited)

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits at our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest at approximately 2.0%.

11. Equity

The following table summarizes the changes in equity for the three month period ending March 31, 2010 (in thousands, except for share amounts):

	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Fuel Systems Stockholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2009	17,610,321	$18	$257,627	$(654)	$(29,513)	$15,750	$243,227	$—	$243,227
Change of control in MTE	—	—	—	—	—	—	—	4,058	4,058
Net income	—	—	—	—	28,034	—	28,034	184	28,218
Foreign currency translation adjustment	—	—	—	—	—	(11,294)	(11,294)	(123)	(11,417)
Issuance of common stock upon exercise of stock options	2,900	—	24	—	—	—	24	—	24
Issuance and vesting of restricted stock, net of shares withheld for employee tax	982	—	48	(9)	—	—	39	—	39
Dividends declared and paid by MTE	—	—	—	—	—	—	—	(241)	(241)
Dividends declared by MTE	—	—	—	—	—	—	—	(482)	(482)
Shares held in trust for deferred compensation plan, at cost	—	—	—	28	—	—	28	—	28

Balance, March 31, 2010	17,614,203	$18	$257,699	$(635)	$(1,479)	$4,456	$260,059	$3,396	$263,455

Shares Held in Treasury

Through March 1, 2009, the Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market. The Company match was suspended effective March 1, 2009. These shares are carried at cost and classified as a deduction of equity. As of March 31, 2010 and December 31, 2009, the Company held on the participants’ behalf 14,163 and 15,925 shares recorded as held in treasury, respectively, with a value of approximately $0.2 million and $0.3 million, respectively, for the deferred compensation plan.

As of March 31, 2010, the Company also had 15,778 shares held in treasury with a value of approximately $0.4 million. As of December 31, 2009, the Company had 15,492 shares held in treasury with a value of approximately $0.4 million.

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

Share-based compensation expense for the quarters ending March 31, 2010 and 2009, was allocated as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$11	$12
Research and development expense	10	11
Selling, general and administrative expense	27	23

	$48	$46

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2010

(Unaudited)

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in the three months ended March 31, 2010 and 2009 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

Share-Based Compensation Activity - Stock Options

The following table displays stock option activity including the weighted average stock option prices for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	66,100	$11.15
Exercised	(2,900)	8.22
Forfeited	—	—

Outstanding, vested and exercisable at March 31, 2010	63,200	$11.29	3.42 yrs	$1,305

The aggregate intrinsic value as of a particular date is calculated as the difference between the exercise price of the underlying awards that were in-the-money and the quoted price of the Company’s common stock on that date. During the three months ended March 31, 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $64,000, determined as of the date of option exercise. During the three months ended March 31, 2009, no options for shares of Company stock were exercised.

As of March 31, 2010, all stock options granted under the Company’s stock options plans had fully vested and as such, all compensation costs had been recognized in prior years. There were no options granted in the three months ended March 31, 2010 or 2009.

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

Through August 27, 2009, under the 2006 Incentive Bonus Plan, the compensation committee of the Company’s Board of Directors was able to grant bonus awards (in the form of cash, restricted stock or a combination of both) to some of the Company’s and its subsidiaries’ employees based on each division’s profitability and the attainment of individual employee’s performance goals. The restricted stock typically vests 25% on the date of the grant and the balance in three equal annual installments. Based on profitability of both IMPCO and BRC for 2008, some employees were provided with bonuses in March 2009 based on their individual performance in 2008. The Company paid a portion of the bonus in cash and a portion in restricted stock. The restricted stock vests 25% on the date of the grant and the balance in three equal annual installments on the first three anniversaries of the grant date. The Company recorded an expense of $1.8 million for accrued incentive bonus during 2008. The amount related to the first 25% vesting of restricted stock on the date of grant was $60,000. Of this amount, $39,000 was accrued at December 31, 2008 and was reclassified to equity when the restricted stock grant was issued in March 2009. For the three months ended March 31, 2010, there were no grants of restricted stock.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2010

(Unaudited)

A summary of unvested restricted stock awards as of March 31, 2010 and changes during the three month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	17,194	$17.50
Granted	—	—
Vested	(1,268)	12.34
Forfeited	—	—

Nonvested at March 31, 2010	15,926	$17.91

As of March 31, 2010, total unrecognized share-based compensation cost related to unvested restricted stock was $0.1 million which is expected to be recognized over a weighted-average period of 1.1 years. As of March 31, 2009, total unrecognized share-based compensation cost related to unvested restricted stock was $0.3 million which is expected to be recognized over a weighted-average period of 1.8 years.

13. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income attributable to Fuel Systems	$28,034	$7,070

Denominator:
Denominator for basic earnings per share - weighted average number of shares	17,611,783	16,022,561
Effect of dilutive securities:
Employee stock options	51,666	45,276
Unvested restricted stock	16,944	27,421

Dilutive potential common shares	17,680,393	16,095,258

Net income per share attributable to Fuel Systems:
Basic	$1.59	$0.44

Diluted	$1.59	$0.44

For the three months ended March 31, 2010, 316 shares of Company common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive. For the three months ended March 31, 2009, options to purchase approximately 1,700 shares of common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive.

14. Comprehensive Income

The components of unaudited comprehensive income for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$28,218	$7,070
Foreign currency translation adjustment	(11,417)	(10,048)

Comprehensive income (loss)	16,801	(2,978)
Less: Comprehensive income attributable to non-controlling interests	184	—
Foreign currency translation adjustment attributable to non-controlling interest	123	—

Comprehensive income (loss) attributable to Fuel Systems	$16,740	$(2,978)

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2010

(Unaudited)

15. Business Segment Information

Business Segments. The Company’s management believes that the Company is organized into two business segments, IMPCO operations and BRC operations. Under the Company’s system of reporting operations, IMPCO operations manufactures and sells products for use primarily in the industrial market through its U.S. and foreign facilities and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. BRC operations manufactures, sells and installs products for use primarily in the transportation market through its foreign facilities and distribution channels. Corporate expenses consist of general and administrative expenses at the Fuel Systems corporate level which are not allocated to either of the business segments. Intercompany sales between IMPCO operations and BRC operations have been eliminated in the results reported.

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies contained in the Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended March 31,
Revenue:	2010	2009
IMPCO Operations	$24,012	$18,438
BRC Operations	137,639	61,644

Total	$161,651	$80,082

	Three Months Ended March 31,
Operating Income (Loss):	2010	2009
IMPCO Operations	$503	$2,555
BRC Operations	45,699	10,753
Corporate Expenses (1)	(1,516)	(1,950)

Total	$44,686	$11,358

(1)	Represents corporate expense not allocated to either of the business segments.

	As of
	March 31, 2010	December 31, 2009
Total Assets:
IMPCO Operations	$74,955	$76,203
BRC Operations	369,685	342,687
Corporate (1)	145,106	146,346
Eliminations (2)	(145,165)	(148,124)

Total	$444,581	$417,112

(1)	Represents corporate balances not allocated to either of the business segments and includes Fuel Systems’ investments in IMPCO and BRC.
(2)	Includes eliminations of Fuel Systems’ investments in subsidiaries.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2010

(Unaudited)

16. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three months ended March 31, 2010, three customers represented 24.2%, 10.6%, and 10.4%, respectively, of consolidated sales. For the three months ended March 31, 2009, one customer represented 20.7% of consolidated sales.

Accounts Receivable

At March 31, 2010, two customers represented 24.4% and 16.3%, respectively, of the consolidated accounts receivable. At December 31, 2009, five customers represented 14.1%, 13.1%, 12.2%, 12.1% and 10.1%, respectively, of the consolidated accounts receivable.

17. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the condensed consolidated balance sheets at March 31, 2010 and December 31, 2009 representing related party transactions with the Company:

	As of
	March 31, 2010	December 31, 2009
Current Receivables:
IBMexicano (a)	$60	$60
MTE S.r.L. (b)	—	1
MTM Hydro S.r.L. (c)	—	1
TCN Vd S.r.L. (d)	152	—
A.R.S. Elettromeccanica (f)	2	—
Tecno GNC S.A. (h)	15	18
Tomasetto Achille do Brasil L.T. (i)	—	110
Rohan LTD (k)	2,320	2,725
Rohan BRC (j)	681	—

	$3,230	$2,915

Non-Current Receivables:
Rohan BRC (j)	$1,307	$599

	$1,307	$599

Current Payables:
MTE S.r.L. (b)	$—	$4,315
Biemmedue S.p.A. (c)	115	244
MTM Hydro S.r.L. (c)	1	12
Europlast S.r.L. (d)	1,733	2,347
TCN S.r.L. (d)	1,716	1,951
TCN Vd S.r.L. (d)	488	803
IMPCO/BRC Egypt (e)	—	1
A.R.S. Elettromeccanica (f)	532	555
Ningbo Topclean Mechanical Technology Co. Ltd.(g)	7	10
Tecno GNC S.A. (h)	16	25
IMCOS Due S.r.L. (c)	25	30

	$4,633	$10,293

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.
(b)	MTE, S.r.L. is 50% owned by MTM, S.r.L., and was accounted for using the equity method as of December 31, 2009. In February 2010, the Board of Directors of MTE S.r.L added two additional members who are related to the Company. As a result, the Company indirectly controls the Board of Directors of MTE. Based upon this change in control over MTE, the Company began consolidating the results of MTE during first quarter 2010.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2010

(Unaudited)

(c)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., and 100% of Biemmedue S.p.A. and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.
(d)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L., along with his brother, Pier Antonio Costamagna.
(e)	IMPCO/BRC Egypt is 50% owned by IMPCO, and is accounted for using the equity method.
(f)	A.R.S. Elettromeccanica is owned by Biemmedue S.p.A., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(g)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L. and is indirectly 46% owned by the Company’s Chief Executive Officer and his immediate family.
(h)	A former director of Distribuirdora Shopping owns 100% of Tecno GNC and GNC Vicar.
(i)	An individual related to two current employees of Distribuidora Shopping owns 99.99% of Tomasetto Achille do Brasil and Carlo Evi, a former owner of and current employee of Distribuidora Shopping, owns 0.01% of Tomasetto Achille do Brasil. Both owners also manage the operations of Tomasetto Achille do Brasil.
(j)	Rohan BRC is a joint venture which MTM owns 50% and is accounted for using the equity method. (Note 6)
(k)	Rohan LTD owns 50% of Rohan BRC.

The following table sets forth amounts (services and goods) purchased from and sold to related parties.

	(in thousands) Three Months Ended March 31,
	2010		2009
	Purchases	Sales	Purchases	Sales
Company:
MTE S.r.L.	$—	$—	$1,293	$2
Europlast S.r.L.	1,404	—	—	15
WMTM Equipamento de Gases Ltda	—	—	—	65
MTM Hydro S.r.L	22	1	2	—
Tecno GNC S.A	88	31	19	12
TCN S.r.L	1,153	—	1,389	—
TCN Vd S.r.L	430	124	878	—
A.R.S. Elettromeccanica	568	—	461	—
Ningbo Topclean Mechanical Technology	633	—	—	—
BR Co. S.r.L (a)	—	—	12	—
Biemmedue S.p.A.	98	—	12	—
Rohan BRC	—	770	—	—
Rohan LTD	—	246	—	—
GNC Vicar S.A.	31	—	—	—

	$4,427	$1,172	$4,066	$94

(a)	BR Co. S.r.L. is 100% owned by the Company’s Chief Executive Officer and his immediate family.

Other Transactions with Related Parties

The Company leases buildings from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The Company paid IMCOS Due S.r.L. lease payments of $0.4 million for the three months ended March 31, 2010 and 2009, respectively. In addition, the Company also leases buildings from Luca Impex, a real estate investment company, for which Cesare Pollini, Director of Sales and Marketing of Zavoli owns a portion of Luca Impex. The Company paid Luca Impex lease payments of $34,000 and $32,000 for the three months ended March 31, 2010 and 2009, respectively. The Company paid GNC Vicar lease payments of $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, references to “Fuel Systems” or the “Company” and to first-person pronouns, such as “we”, “our” and “us”, refer to Fuel Systems Solutions, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Fuel Systems’ Annual Report on Form 10-K for the year ended December 31, 2009.

The Company’s business is subject to seasonal influences. Therefore, operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year.

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are included in the section entitled “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2009 and our other periodic reports filed with the SEC. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

Automobile manufacturers, taxi companies, transit and shuttle bus companies, and delivery fleets are among the most active customers for our transportation products in our largest markets which are currently outside the United States. We recently announced our intention to expand our activities in these same markets within the United States. Manufacturers of industrial mobile equipment and stationary engines are among the most active customers for our industrial products. Users of small and large industrial engines capitalize on the lower cost and pollutant benefits of using alternative fuels. For example, forklift and other industrial equipment users often use our products to operate equipment indoors resulting in lower toxic emissions. The wide availability of gaseous fuels in world markets combined with their lower emissions and cost compared to gasoline and diesel fuels is driving rapid growth in the global alternative fuel industry.

Net income was $28.0 million on revenue of approximately $161.7 million for the three months ended March 31, 2010 as compared to net income of $7.1 million on revenue of approximately $80.1 million for the three months ended March 31, 2009. Operating income increased by approximately $33.3 million to $44.7 million, compared to $11.4 million for the same period in 2009. Research and Development costs increased approximately $1.5 million to $4.4 million compared to $2.9 million for the same period in 2009. This increase was due to increased projects in our BRC operations as well as acquisitions. Selling general and administrative expenses increased approximately $4.4 million to $14.5 million compared to $10.1 million primarily due to acquisitions.

Results for the three months ended March 31, 2010 improved from 2009 due to the increase in revenue in the transportation market, particularly in sales for post-production OEM (“DOEM”) conversions as well as from companies acquired in 2009. The unit volumes for our DOEM conversions increased to approximately 75,000 for the three months ended March 31, 2010 from 33,000 for the three months ended March 31, 2009 and the first quarter 2010. This increase was driven primarily by the Italian government incentives which have not been extended further in 2010. Due to the expiration of the Italian government incentives we cannot predict nor assure that the trends experienced in 2009 with respect to the operating performance of BRC and IMPCO will be as favorable for remainder 2010 and future reporting periods or fiscal years. Further, for future reporting periods or fiscal years, we cannot predict the direction of the movements in foreign exchange which were favorable in 2009.

Recent Developments

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that we have considered relevant circumstances that we may be currently subject to and the financial statements accurately reflect our estimate of the results of our operations, financial condition and cash flows for the periods presented. Our critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material changes, subsequent to December 31, 2009, to information previously disclosed in our Annual Report on Form 10-K with respect to our critical accounting policies.

Results of Operations

The following table sets forth our revenue and operating income (in thousands):

	Revenue Three Months Ended March 31,		% Change
	2010	2009
IMPCO Operations	$24,012	$18,438	30.2%
BRC Operations	137,639	61,644	123.3%

Total	$161,651	$80,082	101.9%

	Operating Income (Loss) Three Months Ended March 31,		% Change
	2010	2009
IMPCO Operations	$503	$2,555	(80.3)%
BRC Operations	45,699	10,753	325.0%
Corporate Expenses (1)	(1,516)	(1,950)	22.3%

Total	$44,686	$11,358	293.4%

(1)	Represents corporate expense not allocated to either of the business segments.

For the first quarter of 2010, revenue increased approximately $81.6 million, or 101.9%, to $161.7 million from $80.1 million for the first quarter 2009. The increase in revenue was due to an increase in revenue from BRC operations of approximately $76.0 million as well as an increase from IMPCO operations of approximately $5.6 million. Revenues for the first quarter 2010 include approximately $10.3 million associated with companies acquired in 2009 ($0.8 million from BRC operations and $9.5 from IMPCO Operations). Revenue for the first quarter of 2010 includes an increase of approximately $3.8 million from the strengthening of local currencies compared to the dollar from the first quarter 2009.

For the first quarter of 2010, operating income increased approximately $33.3 million or 293% to $44.7 million from $11.4 million for the first quarter of 2009. The increase in operating income was primarily composed of an increase in operating income from BRC operations of $34.9 million, partially offset by a decrease in IMPCO operations operating income of $2.1 million and a decrease in corporate expenses of $0.5 million.

IMPCO Operations. For the three months ended March 31, 2010, revenue increased by approximately $5.6 million, or 30.2%, as compared to the prior year. The increase in revenue was due primarily to the acquisition of the Power Systems Business in July 2009 which accounted for approximately $9.5 million in the first quarter of 2010. This increase was partially offset by a continued decrease in demand in the industrial market caused by reduced spending by original equipment manufacturers as a result of uncertainties associated with the U.S. economy combined with competitive pressures. The strengthening of local currencies compared to the US dollar positively impacted revenues by approximately $0.4 million for the first quarter of 2010.

For the three months ended March 31, 2010, the operating income for IMPCO operations was $0.5 million, or 2.1% of revenue, compared to operating income of $2.6 million or 13.9% of revenue, for the prior year. The decrease in operating income is a result of an erosion in gross margins due to decreased absorption of fixed costs and approximately $0.9 million of operating losses from the Power Systems Business acquisition acquired in July 2009.

BRC Operations. For the three months ended March 31, 2010, revenue increased by approximately $76.0 million, or 123.3%, compared to the prior year. The increase in revenue in 2010 was due primarily to an increase in sales for DOEM conversions as well as an improvement in aftermarket conversions. Volumes for the DOEM conversion increased approximately 42,500 to 75,000 for the first quarter 2010 compared to 32,500 conversions for the first quarter 2009. Revenue for the three months ended March 31, 2010 includes approximately $0.8 million of revenue associated with acquisition of WMTM acquired in May 2009. The strengthening of local currencies compared to the US dollar positively impacted revenues by approximately $3.4 million for the three months ended March 31, 2010.

For the three months ended March 31, 2010, operating income for BRC was $45.7 million, or 33.2% of revenue, compared to $10.8 million, or 17.4% of revenue, for the first quarter of 2009. The increase in operating income of over 300% was primarily due to the increase in revenues combined with an increase in our gross margin. The improvement in our gross margin is attributed to the increase in unit volume output from DOEM conversions which better absorbed costs in the first quarter of 2010 compared to 2009.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses for the three months ended March 31, 2010 were $1.5 million, a decrease of $0.5 million compared to $2.0 million recorded for same period in 2009. Corporate expenses in 2010 decreased compared to 2009 primarily because of a reduction in employees in the Company’s corporate office which took place during the third quarter 2009.

Other Income (Expense), Net. Other income (expense), includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended March 31, 2010 and 2009, we recognized approximately $0.9 million and $0.7 million in gains on foreign exchange, respectively.

We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes. Income tax expense for the first quarter of 2010 was approximately $17.2 million representing an effective tax rate of 37.9%, which primarily consisted of the provision for our foreign operations. Income tax expense for the three months ended March 31, 2009 was approximately $4.7 million representing an effective tax rate of 40.5%. The Company has not recorded income tax benefit for losses incurred in the United States and certain foreign jurisdiction for the three months ended March 31, 2010 as the Company cannot conclude that such tax benefits meet the more likely than not threshold for realization. The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities and debt financing. Additionally from time to time we raise funds from the equity capital markets to fund our strategic acquisitions, capital expenditures, and research and development as well as to invest in and operate our existing operations and prospective new lines of business.

We believe the amounts available to us under our various credit agreements together with cash provided by operating activities will continue to allow us to meet our needs for working capital and other cash needs for worldwide operations for at least the next 12 months. For periods beyond 12 months, although we do not have any plans to do so, we may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of the Company’s technologies and products. However, we can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all. Nevertheless, our ability to satisfy our working capital requirements will substantially depend upon our future operating performance (which may be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. We continue to evaluate our need to increase liquidly. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for additional information that could impact our liquidity and capital resources.

	As of
	March 31, 2010	December 31, 2009
Cash and cash equivalents	$73,511	$46,519

Current portion of term loans and debt	5,062	7,240
Long-term term and other loans	11,557	12,167

Total debt	16,619	19,407
Total Fuel Systems stockholders’ equity	260,059	243,228

Total capitalization (debt plus equity)	$276,678	$262,635

Debt to total capitalization	6.0%	7.4%
Net Cash (cash and cash equivalents less debt)	$56,892	$27,112
Current assets	$323,599	$290,268
Current liabilities	$156,489	$148,459

Our debt to total capitalization at March 31, 2010 decreased approximately 1.4% compared to December 31, 2009 as our net cash has improved by approximately $29.8 million or greater then 100% compared to December 31, 2009. This was driven by higher revenues as well as management’s continued monitoring of inventory levels.

Our ratio of current assets to current liabilities was approximately 2:1 at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, our total working capital had increased by $25.3 million to $167.1 million from $141.8 million at December 31, 2009. This increase is primarily due to the following: (1) an increase of $12.6 million in net receivables primarily in BRC operations as a result of increased revenue; (2) an increase of $27.0 million in cash; and (3) a decrease in related party payables of approximately $5.6 million, which all were partially offset by an increase of $16.7 million in income taxes payable. The increases in income taxes payable are primarily in our BRC operations as a result of increased operating profit.

The following table provides a summary of our operating, investing and financing activities as follows:

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$36,043	$(28,555)
Investing activities	(3,530)	(9,332)
Financing activities	(1,894)	22,161
Effect on cash of changes in exchange rates	(3,627)	(1,784)

Net increase/(decrease) in cash and cash equivalents	$26,992	$(17,510)

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

2010 compared to 2009. In 2010, our net cash flow provided from operating activities was $36.0 million, an increase of $64.5 million from 2009. This increase was primarily driven by higher net income; higher income taxes payable due to increase in operating income; higher depreciation and amortization from increased capital expenditures and acquired intangibles; and lower inventory purchases. These increases are partially offset by a significant decrease in accounts payable in 2009 due to payments for increased purchases of inventory in the fourth quarter of 2008; and an increase in accounts receivable primarily in BRC operations due to higher revenues from a shift in our product mix from aftermarket kits to DOEM conversions with a corresponding increase in terms and days sales outstanding.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of PP&E expenditures as well as acquisitions. The majority of our PP&E expenditures are within our BRC operations and related to the continued expansion of assembly lines.

In 2010, our PP&E additions were approximately $4.8 million or 26.7% higher than in 2009. This was due primarily to the continued expansion of our BRC operations. The Company obtained approximately $1.0 million of cash from the consolidation of a previously unconsolidated affiliate due to a change in the control of the Board of Directors of this company.

In 2009, our PP&E additions were approximately $3.8 million primarily due to the continued expansion of our BRC operations. In addition, the Company paid approximately $5.6 million for the acquisition of Distribuidora Shopping in the first quarter of 2009 net of cash acquired.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2010, our financing activities include the payments to revolving lines of credit as well as term and other loans of approximately $1.9 million.

In 2009, our financing activities included proceeds from term loans of approximately $12.7 million related to the purchase of Distribuidora Shopping as well as $10.8 million related to borrowings on revolving lines of credit for working capital requirements, partially offset by $1.2 million in payments of term loans.

Credit Agreements

The Company’s debt payable is summarized as follows (in thousands):

	Available as of March 31, 2010	As of
		March 31, 2010	December 31, 2009
(a) Revolving lines of credit – Italy and Argentina	$18,669	$1,000	$2,869
(b) Revolving lines of credit – USA	13,000	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	4,224	4,498
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	10,095	10,750
(e) Other indebtedness	1,358	1,300	1,290

	$33,027	16,619	19,407
Less: current portion		5,062	7,240

Non-current portion		$11,557	$12,167

At March 31, 2010, the Company’s weighted average interest rate on outstanding debt was 2.8%. The Company is party to numerous significant credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at March 31, 2010.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $3.5 million which is unsecured; $12.7 million of which is collateralized by accounts receivable and $0.7 million which was guaranteed by BRC. The interest rates on these revolving lines of credit are fixed and variable and range from 0.02% to 4.6% as of March 31, 2010. At March 31, 2010 and December 31, 2009, there was approximately $735,000 and $2.9 million outstanding, respectively.

The revolving lines of credit in Argentina, assumed in connection with the acquisition of Distribuidora Shopping, consist of two lines for a total amount of availability of approximately $2.0 million. These lines are unsecured with approximately $265,000 and $3,000 outstanding at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, the interest rates for the lines of credit in Argentina ranged from 7.4% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

The Company and IMPCO Technologies, Inc. (“IMPCO”) maintains an unsecured revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments, but does not currently intend to use any of the funds for its own purposes. At March 31, 2010 and December 31, 2009, there was no balance outstanding under this credit facility.

The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.50% of the average daily unused amount and also includes financial covenants regarding the Company’s ratio of net debt to EBITDA, consolidated net worth and aggregate debt level. At March 31, 2010, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy in which BRC received approximately $6.7 million. The proceeds for the loan were used to purchase Zavoli S.r.L., which was completed on July 2, 2007 for approximately $8.5 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.4% and 3.4% at December 31, 2009 and December 31, 2008, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At March 31, 2010 and December 31, 2009, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.1% at March 31, 2010. At March 31, 2010 and December 31, 2009, the amount outstanding was $4.2 million and $4.5 million, respectively.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $21.5 million converted into U.S. dollars) to be used for the acquisitions of Distribuidora Shopping as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $10.1 million and $10.8 million were outstanding on this financing agreement as of March 31, 2010 and December 31, 2009, respectively.

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

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of FSYS, unless the reduction in ownership is attributable to one or more issuances of FSYS capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At March 31, 2010, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credit at our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest at approximately 2.0%.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of March 31, 2010:

	Payments Due by Period
(In thousands) Contractual Obligations	Total	Nine Months Ended December 31, 2010	Year Ended December 31,
			2011	2012	2013	2014	Thereafter
Revolving lines of credit	$1,000	$1,000	$—	$—	$—	$—	$—
Term and other loans — principal	15,063	3,710	3,841	3,773	2,301	1,180	258
Term and other loans — interest	783	303	226	150	77	19	8
Capital lease obligations (a)	556	220	171	70	66	29	—
Operating lease obligations (a)	41,721	5,991	7,703	6,510	6,119	5,165	10,233
Other long-term liabilities	225	33	39	15	15	15	108
Other and miscellaneous (a)	1,639	447	596	596	—	—	—

	$60,987	$11,704	$12,576	$11,114	$8,578	$6,408	$10,607

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.

Recent Accounting Pronouncements

Accounting Standards adopted in 2010

In June 2009, the FASB issued authoritative guidance for the consolidation of variable interest entities and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Former guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. New guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this guidance on January 1, 2010 did not have an impact on the Company’s consolidated financial statements.

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

Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The risk factors contained in that report could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Purchases of Equity Securities and Use of Proceeds

The following table provides information on purchases of our common shares outstanding made by us during the three months ended March 31, 2010. We repurchased 286 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock at a weighted average price of $30.80 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1–31, 2010	—	$—	n/a	n/a
February 1–28, 2010	—	—	n/a	n/a
March 1–31, 2010	286	30.80	n/a	n/a

Total	286	$30.80	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report:

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

10.1	Amendment No.1, dated January 27, 2010, to the Amended and Restated Employment Agreement between Fuel Systems Solutions, Inc. and Mariano Costamagna (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K Filed on January 27, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL SYSTEMS SOLUTIONS, INC.

Date: May 6, 2010	By:	/s/ MATTHEW BEALE
Matthew Beale President and Chief Financial Officer