Form 10-Q
period 2010-06-30
Fuel Systems Solutions, Inc.
filed 2010-08-05
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2010:

17,620,705 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$106,357	$46,519
Accounts receivable, less allowance for doubtful accounts of $3,828 and $3,159 at June 30, 2010 and December 31, 2009, respectively	76,688	132,603
Inventories	77,529	90,367
Deferred tax assets, net	8,105	9,217
Other current assets	11,071	8,647
Related party receivables	2,499	2,915

Total current assets	282,249	290,268
Equipment and leasehold improvements, net	51,020	40,767
Goodwill, net	47,411	54,209
Deferred tax assets, net	324	107
Intangible assets, net	19,749	24,053
Investment in unconsolidated affiliates	—	4,058
Other assets	2,454	3,051
Related party receivables	946	599

Total Assets	$404,153	$417,112

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57,689	$73,837
Accrued expenses	34,249	40,384
Income taxes payable	32,013	15,788
Current portion of term loans and other loans	4,414	7,240
Deferred tax liabilities, net	735	917
Related party payables	3,794	10,293

Total current liabilities	132,894	148,459
Term and other loans	8,745	12,167
Other liabilities	6,786	7,551
Deferred tax liabilities	4,816	5,707

Total Liabilities	153,241	173,884

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 17,639,105 issued and 17,620,705 outstanding at June 30, 2010; and 17,625,812 issued and 17,610,321 outstanding at December 31, 2009	18	18
Additional paid-in capital	257,746	257,627
Shares held in treasury, 18,400 and 15,492 shares at June 30, 2010 and December 31, 2009, respectively	(679)	(654)
Retained Earnings (Accumulated deficit)	5,425	(29,513)
Accumulated other comprehensive (loss) income	(14,883)	15,750

Total Fuel Systems Equity	247,627	243,228
Non-controlling interests	3,285	—
Total Equity	250,912	243,228

Total Liabilities and Equity	$404,153	$417,112

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$99,775	$92,323	$261,426	$172,405
Cost of revenue	74,049	63,698	172,099	119,443

Gross profit	25,726	28,625	89,327	52,962
Operating expenses:
Research and development expense	4,979	3,303	9,415	6,214
Selling, general and administrative expense	11,482	12,843	25,961	22,911

Total operating expenses	16,461	16,146	35,376	29,125

Operating income	9,265	12,479	53,951	23,837
Other income (expense), net	(227)	836	717	1,552
Interest expense, net	(74)	(524)	(255)	(908)

Income before income taxes and equity share in income of unconsolidated affiliates	8,964	12,791	54,413	24,481
Equity share in income of unconsolidated affiliates, net	—	193	—	306
Income tax expense	(1,849)	(5,589)	(19,080)	(10,322)

Net income	7,115	7,395	35,333	14,465
Less: Net income attributable to non-controlling interests	211	—	395	—

Net income attributable to Fuel Systems	$6,904	$7,395	$34,938	$14,465

Net income per share attributable to Fuel Systems:
Basic	$0.39	$0.46	$1.98	$0.90

Diluted	$0.39	$0.46	$1.98	$0.90

Number of shares used in per share calculation:
Basic	17,618,039	16,160,857	17,614,929	16,092,091

Diluted	17,671,064	16,223,095	17,675,790	16,159,752

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data) ;

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Net income	$35,333	$14,465
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and other amortization	4,457	3,699
Amortization of intangibles arising from acquisitions	2,257	1,902
Provision for doubtful accounts	887	(171)
Provision for inventory reserve	1,254	2,658
Equity share in income of unconsolidated affiliates, net	—	(298)
Dividends from unconsolidated affiliates	—	196
Unrealized (gain) on foreign exchange transactions, net	(605)	(1,389)
Compensation expense related to stock option and restricted stock grants	95	101
Loss on disposal of assets	319	41
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	37,740	(18,495)
Decrease in inventories	3,884	3,872
(Increase) decrease in other current assets	(1,037)	301
Decrease in other assets	—	344
Decrease in accounts payable	(13,924)	(25,528)
Increase in income taxes payable	20,382	9,638
(Decrease) increase in accrued expenses	(1,947)	4,753
Receivables from/payables to related party, net	(547)	(3,172)
Decrease in deferred income taxes, net	(189)	(90)
Decrease in long-term liabilities	(431)	(338)

Net cash provided by (used in) operating activities	87,928	(7,511)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(11,440)	(6,706)
Acquisitions, net of cash acquired	—	(12,605)
Controlling interest in previously unconsolidated affiliate	1,044	—
Proceeds from sale of assets	218	35

Net cash used in investing activities	(10,178)	(19,276)

Cash flows from financing activities:
(Decrease) increase in revolving lines of credit, net	(2,650)	9,359
Payments on term loans and other loans	(1,513)	(3,967)
Proceeds from term loans and other loans	—	19,757
Proceeds from issuance of common stock, net of expenses of $2.3 million	—	27,713
Dividends issued by consolidated affiliates	(241)	—
Proceeds from excise of stock options	24	—
Proceeds (purchase) of common shares held in trust, net of proceeds	62	(28)
Payments of capital lease obligations	(159)	(202)

Net cash (used in) provided by financing activities	(4,477)	52,632

Net increase in cash and cash equivalents	73,273	25,845
Effect of exchange rate changes on cash	(13,435)	729

Net increase in cash and cash equivalents	59,838	26,574
Cash and cash equivalents at beginning of period	46,519	26,477

Cash and cash equivalents at end of period	$106,357	$53,051

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$274	$—
Acquisition of equipment in accounts payable	$6,658	$—
Issuance of 1,382 shares of restricted stock	$—	$15
Issuance of 282,932 shares of common stock for the acquisition of Distribuidora Shopping (see Note 3)	$—	$8,654
Issuance of 39,868 shares from treasury stock for the acquisition of Distribuidora Shopping (see Note 3)	$—	$1,220

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2009 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended June 30, 2010 and 2009 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2010, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Recent Accounting Standards

Accounting Standards adopted in 2010

In June 2009, the FASB issued authoritative guidance for the consolidation of variable interest entities and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Former guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This new guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this guidance on January 1, 2010, did not have an impact on the Company’s consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2010

(Unaudited)

3. Acquisitions

Acquisition of Distribuidora Shopping S.A.

On January 15, 2009, MTM completed its acquisition of Distribuidora Shopping S.A. and its subsidiary Tomasetto Achille S.A. (“Distribuidora Shopping”) from Carlo Evi and Susana Iallonardi (collectively, the “Sellers”). Distribuidora Shopping is headquartered in Argentina and, operating under the brand name Tomasetto Achille, manufactures, imports, exports and markets natural gas kits for vehicles. This acquisition reinforces the Company’s natural gas vehicle product lines and expands its global manufacturing and distribution footprint. A portion of the funds that MTM used in the acquisition were provided according to the terms of the financing agreement between MTM and Banca IMI S.p.A. and Intesa SanPaolo S.p.A. dated December 22, 2008 (see Note 10). The results of operations of Distribuidora Shopping have been included in the accompanying consolidated statements of operations from the date of the acquisition within the BRC operating segment.

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

Purchase of Remaining 50% Interest in WMTM

On May 5, 2009, the Company purchased the remaining 50% ownership interest in WMTM Equipamentos de Gases, Ltda (“WMTM”), from White Martin Gases Industriais S.A. (“White Martin”), BRC Brasil’s 50% joint venture partner in WMTM, for approximately R$5.0 million (approximately $2.7 million U.S. dollars excluding $0.6 million of cash acquired) of which R$1.0 million (approximately $0.5 million U.S. dollars) was paid on the closing date with the remainder paid in monthly installments. The final installment was paid on December 5, 2009. The results of WMTM have been included in the accompanying consolidated statements of operations from the date of acquisition within the BRC operating segment.

Acquisition of Teleflex Incorporated’s Power Systems Business

On July 19, 2009, the Company entered into an equity interest purchase agreement (the “Equity Interest Purchase Agreement”) through which Fuel Systems agreed to acquire Teleflex Incorporated’s Power Systems business (the “Power Systems Business”). On August 4, 2009, the Company completed the acquisition of the Power Systems Business for $14.6 million in an all cash transaction ($15.0 million less $0.4 million of cash acquired). The Power Systems Business operates in Canada, the Netherlands and Italy and manufactures alternative fuel components and systems for transportation and industrial applications as well as auxiliary power systems for the truck and rail markets. The Company acquired the equity interests of the Power Systems Business companies and partnerships, including Teleflex Ecotrans Technologies Inc. and Teleflex GFI Control Systems, Inc. The results of operations of the Power Systems Business have been included in the accompanying consolidated statement of operations from the date of the acquisition within the IMPCO operating segment.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2010

(Unaudited)

The following unaudited supplemental pro forma consolidated summary operating data for the three and six months ended June 30, 2009 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations for the three and six months ended June 30, 2009 to give effect to the 2009 acquisition of the Power Systems Business as if it had occurred at the beginning of the period presented below.

	For the three months ended June 30, 2009	For the six months ended June 30, 2009
Revenue	$107,535	$211,575
Operating income	$11,854	$26,085
Net income attributable to Fuel Systems	$6,774	$16,726
Net income per share attributable to Fuel Systems:
Basic	$0.42	$1.04
Diluted	$0.42	$1.04

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

JUNE 30, 2010

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

	As of
	June 30, 2010	December 31, 2009
Raw materials and parts	$42,099	$52,683
Work-in-process	1,722	1,733
Finished goods	33,708	35,951

Total inventories	$77,529	$90,367

5. Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	June 30, 2010	December 31, 2009
Dies, molds, and patterns	$5,012	$4,833
Machinery and equipment	50,017	38,143
Office furnishings and equipment	12,700	12,823
Automobiles and trucks	3,255	3,032
Leasehold improvements	12,486	11,847

Total equipment and leasehold improvements	83,470	70,678
Less: accumulated depreciation	(32,450)	(29,911)

Equipment and leasehold improvements, net of accumulated depreciation	$51,020	$40,767

Depreciation expense related to equipment and leasehold improvements was $2.2 million and $2.1 million for the three months ended June 30, 2010 and 2009, respectively. Depreciation expense related to equipment and leasehold improvements was $4.5 million and $3.7 million for the six months ended June 30, 2010 and 2009, respectively.

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

In June 2009, the Company issued a three year approximate $0.9 million (€650,000) loan to Rohan BRC Gas Equipment Company (“Rohan BRC”). In March 2010, the Company issued an additional three year approximate $0.9 million (€650,000) loan to Rohan BRC. As a result of accumulated losses at Rohan BRC, the Company’s original investment balance in Rohan BRC had been reduced to zero. In addition, the Company has been recognizing its proportionate share of Rohan BRC’s losses and recording these losses against the loan receivable. For the three months ended June 30, 2010 and 2009, the Company had recorded approximately $0.2 million and $0.0 million of losses from Rohan BRC as a component of operating expenses. For the six months ended June 30, 2010 and 2009, the Company had recorded approximately $0.3 million and $0.0 million of losses from Rohan BRC as a component of operating expenses. As of June 30, 2010, the Company had recorded approximately $0.7 million of accumulated losses against the loan receivable resulting in a net receivable balance of approximately $0.9 million.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2010

(Unaudited)

7. Goodwill and Intangibles

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2010 (unaudited) are as follows (in thousands):

	BRC Operations	IMPCO Operations	Total
Goodwill, gross	$49,319	$11,630	$60,949
Accumulated impairment losses	(3,907)	(2,833)	(6,740)

Net balance as of December 31, 2009	$45,412	$8,797	$54,209

Adjustments to purchase accounting	—	(927)	(927)
Currency translation as of June 30, 2010	(5,744)	(127)	(5,871)

Goodwill, gross	$42,996	$10,576	$53,572
Accumulated impairment losses	(3,328)	(2,833)	(6,161)

Net balance as of June 30, 2010	$39,668	$7,743	$47,411

The annual review of the Power Systems Business reporting unit performed during the three months ended June 30, 2010 resulted in no impairment.

At June 30, 2010 and December 31, 2009, intangible assets consisted of the following (in thousands):

	WT Average	As of June 30, 2010			As of December 31, 2009
	Remaining Amortization period (in years)	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	6.5	$17,553	$(8,276)	$9,277	$20,029	$(8,311)	$11,718
Customer relationships	12.6	10,824	(3,688)	7,136	11,615	(3,342)	8,273
Trade name	8.5	3,915	(1,052)	2,863	4,425	(1,004)	3,421
Non-compete agreements	2.7	981	(508)	473	1,115	(474)	641

Total		$33,273	$(13,524)	$19,749	$37,184	$(13,131)	$24,053

Amortization expense related to existing technology and customer relationships of $1.0 million and $0.9 million for the three months ended June 30, 2010 and 2009, respectively, is reported as a component of cost of revenue. Amortization expense related to existing technology and customer relationships of $2.0 million and $1.7 million for the six months ended June 30, 2010 and 2009, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.1 million and $0.1 million for three months ended June 30, 2010 and 2009, respectively, is reported as a component of operating expenses. Amortization expense related to trade name and non-compete agreements of $0.3 million and $0.2 million for six months ended June 30, 2010 and 2009, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expenses
Six months ending December 31, 2010	$2,062
2011	4,005
2012	2,793
2013	2,235
2014	2,029
2015	1,881
Thereafter	4,744

Total	$19,749

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2010

(Unaudited)

8. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability, included within Accrued expenses on the condensed consolidated Balance sheets, during the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$13,929	$4,223	$15,182	$4,224
Addition from acquisition	—	652	—	708
Provisions charged to costs and expenses	2,889	718	4,006	1,360
Settlements and other adjustments	(3,999)	(786)	(6,194)	(1,250)
Effect of foreign currency translation	(874)	246	(1,049)	11

Balance at end of period	$11,945	$5,053	$11,945	$5,053

9. Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2010 was 20.6% compared to an effective tax rate of 43.7% for the three months ended June 30, 2009. The Company’s effective tax rate for the six months ended June 30, 2010 was 35.1% compared to an effective tax rate of 42.2% for the six months ended June 30, 2009. The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions. The Company continues to believe that the likelihood of recoverability of the net domestic deferred tax assets are less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on all of the domestic deferred tax assets and certain foreign jurisdictions.

As of December 31, 2009, the Company had approximately $6.7 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the quarter and year to date period ended June 30, 2010. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

10. Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	Available as of June 30, 2010	As of
		June 30, 2010	December 31, 2009
(a) Revolving lines of credit – Italy and Argentina	$10,590	$428	$2,869
(b) Revolving lines of credit – USA	13,000	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	3,229	4,498
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	8,139	10,750
(e) Other indebtedness	1,221	1,363	1,290

	$24,811	13,159	19,407
Less: current portion		4,414	7,240

Non-current portion		$8,745	$12,167

At June 30, 2010, the Company’s weighted average interest rate on outstanding debt was 2.8%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at June 30, 2010.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $3.0 million which is unsecured; $6.1 million which is collateralized by accounts receivable and $1.2 million which was guaranteed by BRC. The interest rates on these revolving lines of credit are fixed and variable and range from 1.77% to 4.77% as of June 30, 2010. At June 30, 2010 and December 31, 2009, there was approximately $0 and $2.9 million outstanding, respectively.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2010

(Unaudited)

The revolving lines of credit in Argentina, assumed in connection with the acquisition of Distribuidora Shopping, consist of two lines for a total amount of availability of approximately $0.7 million. These lines are unsecured with approximately $428,000 and $3,000 outstanding at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, the interest rates for the lines of credit in Argentina ranged from 4.0% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

The Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At June 30, 2010 and December 31, 2009, there was no balance outstanding under this credit facility.

The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.50% of the average daily unused amount and also includes financial covenants regarding the Company’s ratio of net debt to EBITDA, consolidated net worth and aggregate debt level. At June 30, 2010, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy in which BRC received approximately $6.7 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.4% at June 30, 2010 and December 31, 2009. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At June 30, 2010 and December 31, 2009, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.1% at June 30, 2010. At June 30, 2010 and December 31, 2009, the amount outstanding was $3.2 million and $4.5 million, respectively.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $21.5 million converted into U.S. dollars) to be used for the acquisition of Distribuidora Shopping (see Note 2) as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $8.1 million and $10.8 million were outstanding on this financing agreement as of June 30, 2010 and December 31, 2009, respectively.

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

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At June 30, 2010, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2010

(Unaudited)

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest at approximately 2.0%.

11. Equity

The following table summarizes the changes in equity for the six month period ended June 30, 2010 (in thousands, except for share amounts):

	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fuel Systems Stockholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2009	17,610,321	$18	$257,627	$(654)	$(29,513)	$15,750	$243,228	$—	$243,228
Change of control in MTE	—	—	—	—	—	—	—	4,058	4,058
Net income	—	—	—	—	34,938	—	34,938	395	35,333
Foreign currency translation adjustment	—	—	—	—	—	(30,633)	(30,633)	(445)	(31,078)
Issuance of common stock upon exercise of stock options	2,900	—	24	—	—	—	24	—	24
Issuance and vesting of restricted stock, net of shares withheld for employee tax	7,484	—	95	(88)	—	—	7	—	7
Dividends	—	—	—	—	—	—	—	—	—
Dividends declared by MTE	—	—	—	—	—	—	—	(723)	(723)
Shares held in trust for deferred compensation plan, at cost	—	—	—	63	—	—	63	—	63

Balance, June 30, 2010	17,620,705	$18	$257,746	$(679)	$5,425	$(14,883)	$247,627	$3,285	$250,912

Shares Held in Treasury

Through March 1, 2009, the Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market. The Company match was suspended effective March 1, 2009. These shares are carried at cost and classified as a deduction of equity. As of June 30, 2010 and December 31, 2009, the Company held on the participants’ behalf 12,021 and 15,925 shares recorded as held in treasury, respectively, with a value of approximately $0.2 million and $0.3 million, respectively, for the deferred compensation plan.

As of June 30, 2010, the Company also had 18,400 shares held in treasury with a value of approximately $0.5 million. As of December 31, 2009, the Company had 15,492 shares held in treasury with a value of approximately $0.4 million.

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

Share-based compensation expense for the three and six months ending June 30, 2010 and 2009, was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$8	$8	$19	$20
Research and development expense	8	12	18	23
Selling, general and administrative expense	31	30	58	58

	$47	$50	$95	$101

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in the three and six months ended June 30, 2010 and 2009 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2010

(Unaudited)

Share-Based Compensation Activity - Stock Options

The following table displays stock option activity including the weighted average stock option prices for the three months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	66,100	$11.15
Exercised	(2,900)	8.22
Forfeited	—	—

Outstanding, vested and exercisable at June 30, 2010	63,200	$11.29	3.17 yrs	$927

The aggregate intrinsic value as of particular date is calculated as the difference between the exercise price of the underlying awards that were in-the-money and the quoted price of the Company’s common stock on that date. During the three months ended June 30, 2010, no options for shares of company stock were exercised. During the six months ended June 30, 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $64,000, determined as of the date of option exercise. During the three and six months ended June 30, 2009, no options for shares of Company stock were exercised.

As of June 30, 2010, all stock options granted under the Company’s stock options plans had fully vested and as such, all compensation costs had been recognized in prior years. There were no options granted in the three and six months ended June 30, 2010 or 2009.

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

Restricted stock granted to non-employee board members typically vests one year from the grant date.

A summary of unvested restricted stock awards as of June 30, 2010 and changes during the six month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	17,194	$17.50
Granted	4,530	26.52
Vested	(10,392)	17.43
Forfeited	—	—

Nonvested at June 30, 2010	11,332	$21.17

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2010

(Unaudited)

As of June 30, 2010, total unrecognized share-based compensation cost related to unvested restricted stock was $0.2 million which is expected to be recognized over a weighted-average period of 0.9 year.

13. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Fuel Systems	$6,904	$7,395	$34,938	$14,465

Denominator:
Denominator for basic earnings per share - weighted average number of shares	17,618,039	16,160,857	17,614,929	16,092,091
Effect of dilutive securities:
Employee stock options	42,579	38,332	47,184	42,007
Unvested restricted stock	10,446	23,906	13,677	25,654

Dilutive potential common shares	17,671,064	16,223,095	17,675,790	16,159,752

Net income per share attributable to Fuel Systems:
Basic	$0.39	$0.46	$1.98	$0.90

Diluted	$0.39	$0.46	$1.98	$0.90

For the three and six months ended June 30, 2010, options to purchase 316 shares of common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive. For the three and six months ended June 30, 2009, options to purchase approximately 1,700 shares of common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive.

14. Comprehensive Income

The components of unaudited comprehensive income for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$7,115	$7,395	$35,333	$14,465
Foreign currency translation adjustment	(19,661)	8,226	(31,078)	(1,822)

Comprehensive income (loss)	(12,546)	15,621	4,255	12,643
Comprehensive income attributable to non-controlling interests	(211)	—	(395)	—
Foreign currency translation adjustment attributable to non-controlling interest	322	—	445	—

Comprehensive income (loss) attributable to Fuel Systems	$(12,435)	$15,621	$4,305	$12,643

15. Business Segment Information

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

JUNE 30, 2010

(Unaudited)

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

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
IMPCO Operations	$29,439	$10,656	$53,451	$29,094
BRC Operations	70,336	81,667	207,975	143,311

Total	$99,775	$92,323	$261,426	$172,405

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Income (Loss):
IMPCO Operations	$3,148	$(1,826)	$3,651	$729
BRC Operations	7,194	16,637	52,893	27,390
Corporate Expenses (1)	(1,077)	(2,332)	(2,593)	(4,282)

Total	$9,265	$12,479	$53,951	$23,837

(1)	Represents corporate expense not allocated to either of the business segments.

	As of
	June 30, 2010	December 31, 2009
Total Assets:
IMPCO Operations	$77,849	$76,203
BRC Operations	326,999	342,687
Corporate (1)	143,563	146,346
Eliminations (2)	(144,258)	(148,124)

Total	$404,153	$417,112

(1)	Represents corporate balances not allocated to either of the business segments and includes Fuel Systems’ investments in IMPCO and BRC.
(2)	Includes eliminations of Fuel Systems’ investments in subsidiaries.

16. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three months ended June 30, 2010, no customer represented more than 10.0% of the consolidated sales while one customer represented 17.5% of the consolidated sales for the six months ended June 30, 2010. For the three and six months ended June 30, 2009, two customers represented 13.2% and 12.2% of the consolidated sales and 16.1% and 10.2% of the consolidated sales, respectively.

Accounts Receivable

At June 30, 2010, one customer represented 16.2% of the consolidated accounts receivable. At December 31, 2009, five customers represented 14.1%, 13.1%, 12.2%, 12.1% and 10.1%, respectively, of the consolidated accounts receivable.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2010

(Unaudited)

17. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the condensed consolidated balance sheets at June 30, 2010 and December 31, 2009 representing related party transactions with the Company:

	As of
	June 30, 2010	December 31, 2009
Current Receivables:
IBMexicano (a)	$60	$60
Europlast S.r.L. (d)	3	—
Biemmedue S.p.A. (c)	8	—
MTE S.r.L. (b)	—	1
MTM Hydro S.r.L. (c)	1	1
TCN Vd S.r.L. (d)	132	—
A.R.S. Elettromeccanica (f)	5	—
Tecno GNC S.A. (h)	13	18
Tomasetto Achille do Brasil L.T. (i)	—	110
Rohan LTD (k)	509	2,725
Rohan BRC (j)	1,564	—
Erretre S.r.L. (m)	204	—

	$2,499	$2,915

Non-Current Receivables:
Rohan BRC (j)	$946	$599

	$946	$599

Current Payables:
MTE S.r.L. (b)	$—	$4,315
Biemmedue S.p.A. (c)	13	244
MTM Hydro S.r.L. (c)	—	12
Europlast S.r.L. (d)	1,421	2,347
TCN S.r.L. (d)	1,424	1,951
TCN Vd S.r.L. (d)	417	803
IMPCO/BRC Egypt (e)	—	1
A.R.S. Elettromeccanica (f)	477	555
Ningbo Topclean Mechanical Technology Co. Ltd.(g)	7	10
Tecno GNC S.A. (h)	9	25
IMCOS Due S.r.L. (c)	21	30
BR Co S.r.L. (l)	5	—

	$3,794	$10,293

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.
(b)	MTE, S.r.L. is 50% owned by MTM, S.r.L., and was accounted for using the equity method as of December 31, 2009. In February 2010, the Board of Directors of MTE S.r.L added two additional members who are related to the Company. As a result, the Company indirectly controls the Board of Directors of MTE. Based upon this change in control over MTE, the Company began consolidating the results of MTE during first quarter 2010.
(c)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., and 100% of Biemmedue S.p.A. and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.
(d)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L., along with his brother, Pier Antonio Costamagna.
(e)	IMPCO/BRC Egypt is 50% owned by IMPCO, and is accounted for using the equity method.
(f)	A.R.S. Elettromeccanica is owned by Biemmedue S.p.A., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(g)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L. and is indirectly 46% owned by the Company’s Chief Executive Officer and his immediate family.
(h)	A former director of Distribuirdora Shopping owns 100% of Tecno GNC and GNC Vicar.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2010

(Unaudited)

(i)	An individual related to two current employees of Distribuidora Shopping owns 99.99% of Tomasetto Achille do Brasil and Carlo Evi, a former owner of and current employee of Distribuidora Shopping, owns 0.01% of Tomasetto Achille do Brasil. Both owners also manage the operations of Tomasetto Achille do Brasil.
(j)	Rohan BRC is a joint venture which MTM owns 50% and is accounted for using the equity method. (Note 6)
(k)	Rohan LTD owns 50% of Rohan BRC.
(l)	BR Co. S.r.L. is 100% owned by the Company’s Chief Executive Officer and his immediate family.
(m)	Erretre S.r.L. is owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.

The following table sets forth amounts (services and goods) purchased from and sold to related parties.

	(in thousands) Six Months Ended June 30,
	2010		2009
	Purchases	Sales	Purchases	Sales
Company:
MTE S.r.L.	$—	$—	$2,759	$2
Europlast S.r.L.	2,347	4	1,645	30
WMTM Equipamento de Gases Ltda	—	—	—	67
MTM Hydro S.r.L	24	3	3	—
Tecno GNC S.A	87	101	57	16
TCN S.r.L	1,931	—	2,579	—
TCN Vd S.r.L	863	111	813	—
A.R.S. Elettromeccanica	1,070	5	974	—
Ningbo Topclean Mechanical Technology	956	—	47	—
BR Co. S.r.L	9	—	18	—
Biemmedue S.p.A.	98	—	360	—
Rohan BRC	—	1,631	—	—
Rohan LTD	—	231	—	—
GNC Vicar S.A.	208	—	—	—
Erretre S.r.L	—	170	—	—

	$7,593	$2,256	$9,255	$115

Other Transactions with Related Parties

The Company leases buildings from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The Company paid IMCOS Due S.r.L. lease payments of $1.0 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively. In addition, the Company also leases buildings from Luca Impex, a real estate investment company, which is partially owned by the General Manager of Zavoli. The Company paid Luca Impex lease payments of $0.1 million for the six months ended June 30, 2010 and 2009, respectively. The Company paid GNC Vicar lease payments of $0.2 million for the six months ended June 30, 2010 and 2009, respectively.

18. Subsequent Events

On August 4, 2010, the Company entered into an asset purchase agreement to acquire Productive Concepts International LLC’s (PCI) alternative fuel vehicle business for approximately of $11.1 million including approximately $1.0 million in assumed debt. Based in Union City, Indiana, PCI is a specialized vehicle modification and value-added systems integrator for a variety of alternative fuel applications including hybrid, CNG, propane and duel-fuel diesel.

As part of the transaction, the Company agreed to provide PCI with a secured loan which will be used to retire certain liabilities and fund capital expenditures prior to closing. At closing, the seller will receive approximately $6.1 million in cash with an additional cash payment of $4.0 million payable upon achievement of a system installation volume milestone. Further performance payments of up to $20 million, in the Company’s stock, may be made in the future based on achievement of 2011 and 2012 revenue targets.

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

Automobile manufacturers, taxi companies, transit and shuttle bus companies, and delivery fleets are among the most active customers for our transportation products in our largest markets which are currently outside the United States. We have previously announced our intention to expand our activities in these same markets within the United States. Manufacturers of industrial mobile equipment and stationary engines are among the most active customers for our industrial products. Users of small and large industrial engines capitalize on the lower cost and pollutant benefits of using alternative fuels. For example, forklift and other industrial equipment users often use our products to operate equipment indoors resulting in lower toxic emissions. The wide availability of gaseous fuels in world markets combined with their lower emissions and cost compared to gasoline and diesel fuels is driving rapid growth in the global alternative fuel industry.

Revenue increased approximately $7.5 million for the three months ended June 30, 2010 compared to the prior year period. The increase in revenue was primarily due to increase in demand in the industrial market and aftermarket kits as well as revenue from companies acquired in 2009 offset by lower sales for post-productions OEM (“DOEM”) conversions. The unit volumes for our DOEM conversions decreased to approximately 19,000 for the three months ended June 30, 2010 from 37,000 for the three months ended June 30, 2009. This decrease was driven primarily by the discontinuation of the Italian government incentives which expired March 31, 2010. Research and Development costs increased approximately $1.7 million to $5.0 million compared to $3.3 million for the same period in 2009. This increase was due to increased projects in our BRC operations as well as increased costs associated from companies acquired in 2009. Selling general and administrative expenses decreased compared to the three months ended June 30, 2009. This was due to lower corporate expenses offset by increased costs associated from companies acquired in 2009. Operating income decreased by approximately $3.2 million to $9.3 million, compared to $12.5 million for the same period in 2009. Net income was $6.9 million on revenue of approximately $99.8 million for the three months ended June 30, 2010 as compared to net income of $7.4 million on revenue of approximately $92.3 million for the three months ended June 30, 2009

Results for the six months ended June 30, 2010 improved from 2009 due to the increase in revenue in the transportation market, particularly in sales for post-production OEM (“DOEM”) conversions and aftermarket kits as well as revenues from companies acquired in 2009. The unit volumes for our DOEM conversions increased to approximately 94,000 for the six months ended June 30, 2010 from 70,000 for the six months ended June 30, 2009. This increase was driven primarily by the Italian government incentives which expired March 31, 2010. Research and Development costs increased approximately $3.2 million to $9.4 million compared to $6.2 million for the same period in 2009. This increase was due to increased projects in our BRC operations as well as increased costs associated from companies acquired in 2009. Selling general and administrative expenses increased approximately $3.1 million to $26.0 million compared to $22.9 million primarily due to companies acquired in 2009. Operating income increased by approximately $30.2 million to $54.0 million, compared to $23.8 million for the same period in 2009. Net income was $34.9 million on revenue of approximately $261.4 million for the six months ended June 30, 2010 as compared to net income of $14.5 million on revenue of approximately $172.4 million for the six months ended June 30, 2009.

Due to the expiration of the Italian government incentives we cannot predict nor assure that the trends experienced in 2009 with respect to the operating performance of BRC and IMPCO will be as favorable for the remainder 2010 and future reporting periods or fiscal years. Further, for future reporting periods or fiscal years, we cannot predict the direction of the movements in foreign exchange which were favorable in 2009.

Recent Developments

On August 4, 2010, the Company entered into an asset purchase agreement to acquire Productive Concepts International LLC’s (PCI) alternative fuel vehicle business for approximately of $11.1 million including approximately $1.0 million in assumed debt. Based in Union City, Indiana, PCI is a specialized vehicle modification and value-added systems integrator for a variety of alternative fuel applications including hybrid, CNG, propane and duel-fuel diesel.

As part of the transaction, the Company agreed to provide PCI with a secured loan which will be used to retire certain liabilities and fund capital expenditures prior to closing. At closing, the seller will receive approximately $6.1 million in cash with an additional cash payment of $4.0 million payable upon achievement of a system installation volume milestone. Further performance payments of up to $20 million, in the Company’s stock, may be made in the future based on achievement of 2011 and 2012 revenue targets.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that we have considered relevant circumstances that we may be currently subject to and the financial statements accurately reflect our estimate of the results of our operations, financial condition and cash flows for the periods presented. Our critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes, subsequent to December 31, 2009, to information previously disclosed in our Annual Report on Form 10-K with respect to our critical accounting policies.

Results of Operations- Three Months Ended June 30, 2010

The following table sets forth our revenue and operating income (in thousands):

	Revenue Three Months Ended June 30,		% Change
	2010	2009
IMPCO Operations	$29,439	$10,656	176.3%
BRC Operations	70,336	81,667	(13.9)%

Total	$99,775	$92,323	8.1%

	Operating Income (Loss) Three Months Ended June 30,		% Change
	2010	2009
IMPCO Operations	$3,148	$(1,826)	272.4%
BRC Operations	7,194	16,637	(56.8)%
Corporate Expenses (1)	(1,077)	(2,332)	53.8%

Total	$9,265	$12,479	(25.8)%

(1)	Represents corporate expense not allocated to either of the business segments.

For the three months ended June 30, 2010, revenue increased approximately $7.5 million, or 8.1%, to $99.8 million from $92.3 million for the three months ended June 30, 2009. The increase in revenue was due to an increase in revenue from IMPCO operations of approximately $18.8 million offset by a decrease in revenue from BRC operations of approximately $11.3 million. Revenues for the second quarter 2010 include approximately $9.6 million associated with acquisition of the Teleflex Incorporated’s Power Systems Business (the “Power Systems Business) in July 2009. Revenue for the three months ended June 30, 2010 includes a decrease of approximately $5.1 million from the weakening of local currencies compared to the dollar from the three months ended June 30, 2009.

For the three months ended June 30, 2010, operating income decreased approximately $3.2 million or 25.8% to $9.3 million from $12.5 million for the three months ended June 30, 2009. The decrease in operating income was primarily composed of a decrease in operating income from BRC operations of $9.4 million, partially offset by an increase in IMPCO operations operating income of $5.0 million and a decrease in corporate expenses of $1.3 million.

IMPCO Operations. For the three months ended June 30, 2010, revenue increased by approximately $18.8 million as compared to the prior year. The increase in revenue includes approximately $9.6 associated with the acquisition of the Power Systems Business in July 2009. In addition, the IMPCO operations has begun to see an increase in demand in the industrial market specifically in Asia as well as the U.S.

For the three months ended June 30, 2010, the operating income for IMPCO operations was $3.1 million, or 10.7% of revenue, compared to operating loss of $1.8 million or 17.1% of revenue, for the prior year. The increase in the operating income was primarily due to the increase in revenues combined with an increase in our gross margin. The improvement in our gross margin is attributed to the increase in sales in Asia which better absorbed costs in 2010 compared to 2009. This improvement was partially offset by approximately $0.6 million of operating losses from the Power Systems Business acquisition.

BRC Operations. For the three months ended June 30, 2010, revenue decreased by approximately $11.3 million, or 13.9%, compared to the prior year. The decrease in revenue in 2010 was due primarily to a decrease in sales for DOEM conversions partially offset by an improvement in aftermarket conversions. Volumes for the DOEM conversion decreased to approximately 19,000 for the second quarter 2010 compared to 37,000 conversions for the second quarter 2009. The weakening of local currencies compared to the US dollar negatively impacted revenues by approximately $5.2 million for the three months ended June 30, 2010.

For the three months ended June 30, 2010, operating income for BRC was $7.2 million, or 10.2% of revenue, compared to $16.6 million, or 20.4% of revenue, for the second quarter of 2009. The decrease in operating income from the prior year period was primarily due to the decrease in DOEM revenues combined with a decrease in our gross margin. The decrease in our gross margin is attributed to the decrease in unit volume output from DOEM conversions which better absorbed costs in the second quarter of 2009 compared to 2010.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses for the three months ended June 30, 2010 were $1.1 million, a decrease of $1.3 million compared to $2.3 million recorded for same period in 2009. Corporate expenses in 2010 decreased compared to 2009 primarily because of a reduction in employees in our corporate office which took place during the third quarter 2009 as well as lower outside service costs.

Other Income (Expense), Net. Other income (expense), includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended June 30, 2010 we recognized approximately $0.2 million in loss on foreign exchange compared to $1.2 million in gains on foreign exchange for the three months ended June 30, 2009, respectively. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes. Income tax expense for the second quarter of 2010 was approximately $1.8 million representing an effective tax rate of 20.6%, which primarily consisted of the provision for our foreign operations. Income tax expense for the three months ended June 30, 2009 was approximately $5.6 million representing an effective tax rate of 43.7%. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions due to cumulative losses incurred in those jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. Accordingly, for the three months ended June 30, 2010, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions.

Results of Operations- Six Months Ended June 30, 2010

The following table sets forth our revenue and operating income (in thousands):

	Revenue Six Months Ended June 30,		% Change
	2010	2009
IMPCO Operations	$53,451	$29,094	83.7%
BRC Operations	207,975	143,311	45.1%

Total	$261,426	$172,405	51.6%

	Operating Income (Loss) Six Months Ended June 30,		% Change
	2010	2009
IMPCO Operations	$3,651	$729	400.8%
BRC Operations	52,893	27,390	93.1%
Corporate Expenses (1)	(2,593)	(4,282)	39.4%

Total	$53,951	$23,837	126.3%

(1)	Represents corporate expense not allocated to either of the business segments.

For the six months ended June 30, 2010, revenue increased approximately $89.0 million, or 51.6%, to $261.4 million from $172.4 million for the six months ended June 30, 2009. The increase in revenue was due to an increase in revenue from BRC operations of approximately $64.7 million as well as an increase in from IMPCO operations of approximately $24.4 million. Revenues for the six months ended June 30, 2010 include approximately $20.1 million associated with companies acquired in 2009 ($1.0 million from BRC operations and $19.1 from IMPCO Operations). Revenue for the six months ended June 30, 2010 includes a decrease of approximately $1.3 million from the weakening of local currencies compared to the dollar from the six months ended June 30, 2009.

For the six months ended June 30, 2010, operating income increased approximately $30.1 million or 126.3% to $54.0 million from $23.8 million for the same prior year period. The increase in operating income was primarily composed of an increase in operating income from BRC operations of $25.5 million, and IMPCO operations of $2.9 million and a decrease in corporate expenses of $1.7 million.

IMPCO Operations. For the six months ended June 30, 2010, revenue increased by approximately $24.4 million, or 83.7%, as compared to the prior year. The increase in revenue was due primarily to the acquisition of the Power Systems Business in July 2009 which accounted for approximately $19.1 million. In addition, the IMPCO operations has begun to see an increase in demand in the industrial market specifically in Asia as well as the U.S.

For the six months ended June 30, 2010, the operating income for IMPCO operations was $3.7 million, or 6.8% of revenue, compared to operating income of $0.7 million or 2.5% of revenue, for the prior year. The increase in the operating income of over 400% was primarily due to the increase in revenues combined with an increase in our gross margin. The improvement in our gross margin is attributed to the increase in sales in Asia which better absorbed costs in 2010 compared to 2009. This improvement was partially offset by approximately $1.5 million of operating losses from the Power Systems Business acquisition

BRC Operations. For the six months ended June 30, 2010, revenue increased by approximately $64.7 million, or 45.1%, compared to the prior year. The increase in revenue in 2010 was due primarily to an increase in sales for DOEM conversions as well as an improvement in aftermarket conversions. Volumes for the DOEM conversion increased approximately 24,000 to 94,000 for the six months ended June 30, 2010 compared to 70,000 conversions for the prior year. Revenue for the six months ended June 30, 2010 includes approximately $1.0 million of revenue associated with acquisition of WMTM acquired in May 2009. The weakening of local currencies compared to the US dollar negatively impacted revenues by approximately $1.8 million for the six months ended June 30, 2010.

For the six months ended June 30, 2010, operating income for BRC was $52.9 million, or 25.4% of revenue, compared to $27.4 million, or 19.1% of revenue, for the prior year. The increase in operating income was primarily due to the increase in revenues combined with an increase in our gross margin. The improvement in our gross margin is attributed to the increase in unit volume output from DOEM conversions which better absorbs costs in 2010 compared to 2009.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses for the six months ended June 30, 2010 were $2.6 million, a decrease of $1.7 million compared to $4.3 million recorded for same period in 2009. Corporate expenses in 2010 decreased compared to 2009 primarily because of a reduction in employees in our corporate office which took place during the third quarter 2009 as well as lower outside service costs.

Other Income (Expense), Net. Other income (expense), includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the six months ended June 30, 2010 we recognized approximately $0.6 million in gains on foreign exchange compared to $1.9 million in gains on foreign exchange for the prior year. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Income tax expense for the six months ended June 30, 2010 was approximately $19.1 million representing an effective tax rate of 35.1%, which primarily consisted of the provision for our foreign operations. Income tax expense for the six months ended June 30, 2009 was approximately $10.3 million representing an effective tax rate of 42.2%. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions due to cumulative losses incurred in those jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. Accordingly, for the six months ended June 30, 2010, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities and debt financing. Additionally from time to time we raise funds from the equity capital markets to fund our strategic acquisitions, capital expenditures and research and development, as well as to invest in and operate our existing operations and prospective new lines of business.

We believe the amounts available to us under our various credit agreements together with cash provided by operating activities will continue to allow us to meet our needs for working capital and other cash needs for worldwide operations for at least the next 12 months. For periods beyond 12 months, although we do not have any plans to do so, we may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of our technologies and products. However, we can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all. Nevertheless, our ability to satisfy our working capital requirements will substantially depend upon our future operating performance (which may be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. We continue to evaluate our need to increase liquidity. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for additional information that could impact our liquidity and capital resources.

	As of
	June 30, 2010	December 31, 2009
Cash and cash equivalents	$106,357	$46,519

Current portion of term loans and debt	4,414	7,240
Long-term term and other loans	8,745	12,167

Total debt	13,159	19,407
Total Fuel Systems stockholders’ equity	247,627	243,228

Total capitalization (debt plus equity)	$260,786	$262,635

Debt to total capitalization	5.0%	7.4%
Net Cash (cash and cash equivalents less debt)	$93,198	$27,112
Current assets	$282,249	$290,268
Current liabilities	$132,894	$148,459

Our debt to total capitalization ratio at June 30, 2010 decreased approximately 2.4% compared to December 31, 2009 as our net cash has improved by approximately $66.1 million or greater than 100% compared to December 31, 2009. This was driven by higher revenues and the corresponding collections of receivables as well as management’s continued monitoring of inventory levels.

Our ratio of current assets to current liabilities was approximately 2:1 at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, our total working capital had increased by $7.5 million to $149.4 million from $141.8 million at December 31, 2009. This increase is primarily due to the following: (1) an increase of $60.0 million in cash; (2) a decrease in accounts payable of $16.1 million; and (3) a decrease in related party payables of approximately $6.5 million, which all were partially offset by a decrease of $55.9 in accounts receivables, a decrease of $12.8 in inventory, an increase of $16.2 million in income taxes payable. The increases in income taxes payable are primarily in our BRC operations as a result of increased operating profit.

The following table provides a summary of our operating, investing and financing activities as follows:

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$87,928	$(7,511)
Investing activities	(10,178)	(19,276)
Financing activities	(4,477)	52,632
Effect on cash of changes in exchange rates	(13,435)	729

Net increase in cash and cash equivalents	$59,838	$26,574

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

2010 compared to 2009. In 2010, our net cash flow provided from operating activities was $87.9 million, an increase of $95.4 million from 2009. This increase was primarily driven by lower receivables due to cash collections, higher net income; higher income taxes payable due to increase operating income; and higher depreciation and amortization from increased capital expenditures and acquired intangibles. These increases are partially offset by a decrease in accounts payable in 2009 due to payments for increased purchases of inventory in the fourth quarter of 2008.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of PP&E expenditures as well as acquisitions. The majority of our PP&E expenditures are within our BRC operations and related to the continued expansion of assembly lines as well as the expansion of our research and development center.

In 2010, our PP&E additions were approximately $11.4 million or $4.7 million higher than in 2009. This was due primarily to the continued expansion of our research and development center in Italy. Although we purchased approximately $18.1 million (including non-cash purchases) we do not expect this level of purchases to continue for the remainder of 2010. In addition, we obtained approximately $1.0 million of cash from the consolidation of a previously unconsolidated affiliate due to a change in the control of the Board of Directors of our company.

In 2009, our PP&E additions were approximately $6.7 million primarily due to the continued expansion of our BRC operations. In addition, we paid approximately $12.6 million for the acquisitions of Distribuidora Shopping and Fuelmaker in 2009 net of cash acquired.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2010, our financing activities include the payments to revolving lines of credit as well as term and other loans of approximately $4.5 million.

In 2009, our financing activities included proceeds from term loans of approximately $19.8 million related to the purchase of Distribuidora Shopping and Fuelmaker as well as $9.4 million related to borrowings on revolving lines of credit for working capital requirements, partially offset by $4.0 million in payments of term loans. In addition, we received $27.7 million in net proceeds from issuance of 1,500,000 shares of our common stock.

Credit Agreements

The Company’s debt payable is summarized as follows (in thousands):

	Available as of June 30, 2010	As of
		June 30, 2010	December 31, 2009
(a) Revolving lines of credit – Italy and Argentina	$10,590	$428	$2,869
(b) Revolving lines of credit – USA	13,000	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	3,229	4,498
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	8,139	10,750
(e) Other indebtedness	1,221	1,363	1,290

	$24,811	13,159	19,407
Less: current portion		4,414	7,240

Non-current portion		$8,745	$12,167

At June 30, 2010, the Company’s weighted average interest rate on outstanding debt was 2.8%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at June 30, 2010.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $3.0 million which is unsecured; $6.1 million of which is collateralized by accounts receivable and $1.2 million which was guaranteed by BRC. The interest rates on these revolving lines of credit are fixed and variable and range from 1.77% to 4.77% as of June 30, 2010. At June 30, 2010 and December 31, 2009, there was approximately $0 and $2.9 million outstanding, respectively.

The revolving lines of credit in Argentina, assumed in connection with the acquisition of Distribuidora Shopping, consist of two lines for a total amount of availability of approximately $0.7 million. These lines are unsecured with approximately $428,000 and $3,000 outstanding at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, the interest rates for the lines of credit in Argentina ranged from 4.0% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

The Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At June 30, 2010 and December 31, 2009, there was no balance outstanding under this credit facility.

The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.50% of the average daily unused amount and also includes financial covenants regarding the Company’s ratio of net debt to EBITDA, consolidated net worth and aggregate debt level. At June 30, 2010, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy in which BRC received approximately $6.7 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.4% at June 30, 2010 and December 31, 2009. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At June 30, 2010 and December 31, 2009, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.1% at June 30, 2010. At June 30, 2010 and December 31, 2009, the amount outstanding was $3.2 million and $4.5 million, respectively.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $21.5 million converted into U.S. dollars) to be used for the acquisition of Distribuidora Shopping as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $8.1 million and $10.8 million were outstanding on this financing agreement as of June 30, 2010 and December 31, 2009, respectively.

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

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At June 30, 2010, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest at approximately 2.0%.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of June 30, 2010:

	Payments Due by Period
(In thousands) Contractual Obligations	Total	Six Months Ending December 31,	Year Ending December 31,
		2010	2011	2012	2013	2014	Thereafter
Revolving lines of credit	$428	$428	$—	$—	$—	$—	$—
Term and other loans — principal	12,268	1,966	3,516	3,422	2,087	1,071	206
Term and other loans — interest	568	131	205	136	70	17	9
Capital lease obligations (a)	463	127	165	69	75	27	—
Operating lease obligations (a)	38,178	3,933	7,449	6,173	5,803	4,889	9,931
Other long-term liabilities	214	22	39	15	15	15	108
Other and miscellaneous (a)	1,385	277	553	555	—	—	—

	$53,504	$6,884	$11,927	$10,370	$8,050	$6,019	$10,254

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.

Recent Accounting Pronouncements

Accounting Standards adopted in 2010

In June 2009, the FASB issued authoritative guidance for the consolidation of variable interest entities and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Former guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The new guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this guidance on January 1, 2010 did not have an impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Management. The results and financial condition of our international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. The functional currency for all of our international subsidiaries is the local currency of the subsidiary. As a consequence the impact on net results may be immaterial however it may have a material impact on the carrying value of our assets and liablilites. We monitor this risk and attempt to minimize the exposure to our net results through the management of cash disbursements in local currencies.

We mitigate our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance the operations of our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

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

Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The risk factors contained in that report could materially affect our business, financial position and results of operations. Except as set forth below, there are no material changes from the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Global Expansion of Iranian Sanction Laws and Regulations May Adversely Affect Revenues or Cause Other Adverse Consequences

On June 9, 2010, the United Nations Security Council by Resolution voted to impose a new and expanded round of sanctions against Iran. On July 27, 2010, the European Union implemented the UN Resolution. On July 1, 2010, the President signed into law the new Comprehensive Iran Sanctions and Accountability and Divestment Act of 2010. Moreover, in response to the UN Resolution other countries around the world have also strengthened and expended laws and regulations imposing sanctions against Iran. While the Company is not currently aware that any of these changes will impact its business, the Company can offer no assurance that this new round of laws and regulations imposing sanctions on Iran will not affect the Company’s revenues and the recent global expansion of Iranian sanctions may adversely affect the Company’s revenues and cause the Company other adverse consequences.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any equity securities during the three months ended June 30, 2010 which were not registered under the Securities Ace of 1993 as amended.

The following table provides information on purchases of our common shares outstanding made by us during the three months ended June 30, 2010. Pursuant to the terms of the Company’s restricted stock program we repurchased 2,749 shares of common stock from certain employees to cover tax withholding obligations through the delivery of shares to the Company instead of cash.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2010	—	$—	n/a	n/a
May 1–31, 2010	2,620	28.68	n/a	n/a
June 1–30, 2010	129	25.95	n/a	n/a

Total	2,749	$28.55	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL SYSTEMS SOLUTIONS, INC.

Date: August 5, 2010	By:	/S/ MATTHEW BEALE
Matthew Beale President and Chief Financial Officer