Form 10-Q
period 2010-09-30
Fuel Systems Solutions, Inc.
filed 2010-11-09
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2010:

17,621,312 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$75,540	$46,519
Accounts receivable, less allowance for doubtful accounts of $4,284 and $3,159 at September 30, 2010 and December 31, 2009, respectively	66,770	132,603
Inventories	91,413	90,367
Deferred tax assets, net	9,838	9,217
Other current assets	20,063	8,647
Related party receivables	3,202	2,915

Total current assets	266,826	290,268
Equipment and leasehold improvements, net	56,264	40,767
Goodwill, net	61,460	54,209
Deferred tax assets, net	272	107
Intangible assets, net	27,077	24,053
Investment in unconsolidated affiliates	—	4,058
Other assets	2,648	3,051
Related party receivables	1,414	599

Total Assets	$415,961	$417,112

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$49,655	$73,837
Accrued expenses	38,323	40,384
Income taxes payable	9,995	15,788
Current portion of term loans and other loans	5,923	7,240
Deferred tax liabilities, net	822	917
Related party payables	3,781	10,293

Total current liabilities	108,499	148,459
Term and other loans	13,708	12,167
Other liabilities	10,143	7,551
Deferred tax liabilities	4,700	5,707

Total Liabilities	137,050	173,884

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 17,728,470 issued and 17,620,863 outstanding at September 30, 2010; and 17,625,812 issued and 17,610,321 outstanding at December 31, 2009	18	18
Additional paid-in capital	257,795	257,627
Shares held in treasury, 18,400 and 15,492 shares at September 30, 2010 and December 31, 2009, respectively	(584)	(654)
Retained Earnings (Accumulated deficit)	10,606	(29,513)
Accumulated other comprehensive income	7,319	15,750

Total Fuel Systems Equity	275,154	243,228
Non-controlling interests	3,757	—
Total Equity	278,911	243,228

Total Liabilities and Equity	$415,961	$417,112

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$86,099	$116,203	$347,525	$288,608
Cost of revenue	61,258	76,800	233,357	196,242

Gross profit	24,841	39,403	114,168	92,366
Operating expenses:
Research and development expense	5,344	3,839	14,759	10,053
Selling, general and administrative expense	11,996	12,477	37,957	35,388

Total operating expenses	17,340	16,316	52,716	45,441

Operating income	7,501	23,087	61,452	46,925
Other income (expense), net	(77)	2,683	640	4,234
Interest income (expense), net	81	(459)	(174)	(1,368)

Income before income taxes and equity share in income of unconsolidated affiliates	7,505	25,311	61,918	49,791
Equity share in income of unconsolidated affiliates, net	—	188	—	494
Income tax expense	(2,235)	(9,989)	(21,315)	(20,311)

Net income	5,270	15,510	40,603	29,974
Less: Net income attributable to non-controlling interests	89	—	484	—

Net income attributable to Fuel Systems	$5,181	$15,510	$40,119	$29,974

Net income per share attributable to Fuel Systems:
Basic	$0.29	$0.88	$2.28	$1.81

Diluted	$0.29	$0.88	$2.27	$1.80

Number of shares used in per share calculation:
Basic	17,620,801	17,582,275	17,616,908	16,594,278

Diluted	17,684,106	17,658,158	17,679,293	16,665,884

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data) ; (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Net income	$40,603	$29,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	6,765	5,826
Amortization of intangibles arising from acquisitions	3,422	3,057
Provision for doubtful accounts	1,051	(68)
Provision for inventory reserve	2,058	5,205
Gain on acquisition	—	(1,993)
Equity share in income of unconsolidated affiliates, net	—	(494)
Dividends from unconsolidated affiliates	—	196
Unrealized loss (gain) on foreign exchange transactions, net	506	(1,541)
Compensation expense related to stock option and restricted stock grants	144	188
Loss on disposal of assets	389	242
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	54,221	(27,909)
(Increase) decrease in inventories	(3,601)	11,735
(Increase) decrease in other current assets	(4,843)	416
Increase in other assets	(100)	(1,043)
Decrease in accounts payable	(19,722)	(19,491)
(Decrease) increase in income taxes payable	(3,707)	5,522
(Decrease) increase in accrued expenses	(4,577)	4,831
Receivables from/payables to related party, net	(962)	(2,435)
Increase in deferred income taxes, net	(1,271)	(1,104)
(Decrease) increase in long-term liabilities	(555)	304

Net cash provided by operating activities	69,821	11,418

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(20,926)	(10,041)
Acquisitions, net of cash acquired	(11,740)	(28,055)
Amount in escrow for contingent consideration	(4,000)	—
Investment in joint venture	—	10
Controlling interest in previously unconsolidated affiliate	1,044	—
Proceeds from sale of assets	473	128

Net cash used in investing activities	(35,149)	(37,958)

Cash flows from financing activities:
(Decrease) increase in callable revolving lines of credit, net	(1,528)	240
Proceeds from revolving lines of credit	14,500	—
Payments of revolving lines of credit	(10,500)	—
Payments on term loans and other loans	(1,536)	(4,437)
Proceeds from term loans and other loans	154	19,757
Proceeds from issuance of common stock, net of expenses of $2.3 million	—	27,717
Proceeds from exercise of stock options and warrants	24	43
Dividends issued by consolidated affiliates	(241)	—
Proceeds (purchase) of common shares held in trust, net of proceeds	156	(20)
Payments of capital lease obligations	(251)	(304)

Net cash provided by financing activities	778	42,996

Net increase in cash and cash equivalents	35,450	16,456
Effect of exchange rate changes on cash	(6,429)	1,629

Net increase in cash and cash equivalents	29,021	18,085
Cash and cash equivalents at beginning of period	46,519	26,477

Cash and cash equivalents at end of period	$75,540	$44,562

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$274	$52
Issuance of 89,207 shares of comon stock for the acquisition of Evotek (see Note 3)	$2,479	$—
Issuance of 1,382 shares of restricted stock	$—	$15
Issuance of 282,932 shares of common stock for the acquisition of Distribuidora Shopping (see Note 3)	$—	$8,654
Issuance of 39,868 shares from treasury stock for the acquisition of Distribuidora Shopping (see Note 3)	$—	$1,220

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2009 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended September 30, 2010 and 2009 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2010, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

SEPTEMBER 30, 2010

(Unaudited)

3. Acquisitions

Acquisition of Distribuidora Shopping S.A.

On January 15, 2009, the Company completed its acquisition of Distribuidora Shopping S.A. and its subsidiary Tomasetto Achille S.A. (“Distribuidora Shopping”) from Carlo Evi and Susana Iallonardi (collectively, the “Sellers “). Distribuidora Shopping is headquartered in Argentina and, operating under the brand name Tomasetto Achille, manufactures, imports, exports and markets natural gas kits for vehicles. This acquisition reinforces the Company’s natural gas vehicle product lines and expands its global manufacturing and distribution footprint. A portion of the funds that the Company used in the acquisition were provided according to the terms of the financing agreement between the Company and Banca IMI S.p.A. and Intesa SanPaolo S.p.A. dated December 22, 2008 (see Note 10). The results of operations of Distribuidora Shopping have been included in the accompanying consolidated statements of operations from the date of the acquisition within the BRC operating segment. The total amount of revenues and losses of Distribuidora Shopping since the acquisition date that have been included in the consolidated income statement for the nine months period ending September 30, 2009 was $12.8 million and $0.4 million, respectively.

The aggregate purchase price after post-closing adjustments for 100% of the equity of Distribuidora Shopping was $17.5 million, net of cash acquired of $0.1 million. At the time of the signing of the share purchase agreement on December 16, 2008, the Company paid the Sellers $2.0 million in cash as a down payment on the purchase price.

The purchase price has been allocated as follows (in thousands):

Cash	$96
Accounts receivable	1,253
Inventory	6,771
PP&E	2,685
Other assets	1,613
Intangible assets subject to amortization	7,370
Goodwill	9,198

Total assets acquired	28,986
Less:
Accounts payable	2,560
Accrued liabilities	1,259
Deferred tax liability	3,243
Short-term debt	4,062
Other long-term liabilities	298

Total liabilities assumed	11,422

Total net assets acquired	$17,564

Of the aggregate purchase price of $17.5 million, the Company paid $7.6 million in cash and Fuel Systems issued 322,800 shares of common stock with a value of $9.9 million on the closing date to the Sellers in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The fair value of the common stock was determined in accordance with authoritative guidance to be the closing price on that day. Of the 322,800 shares of Fuel Systems common stock issued to Sellers in the private placement, 39,868 shares were issued from treasury stock with a historical cost basis of $0.8 million. In addition, of the 322,800 shares, 129,120 shares will remain in escrow for up to six years in order to cover unknown or contingent liabilities of Distribuidora Shopping and to satisfy any claims for indemnification that the Company may have against the Sellers during that time. The Company’s losses will not be limited to the value of the escrow shares, but the Company must deplete the escrow shares before seeking any amount in cash from the Sellers. Subject to certain limitations, the Sellers’ maximum liability for indemnification obligations is $8.2 million.

The estimated fair value of the receivables acquired was $1.3 million while the gross contractual amount of these receivables was approximately $1.4 million. The Company has estimated that approximately $0.1 million of the contractual cash flows will not be collected.

The Company has determined that the acquisition of Distribuidora Shopping was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Purchase of Remaining 50% Interest in WMTM

On May 5, 2009, the Company purchased the remaining 50% ownership interest in WMTM Equipamentos de Gases, Ltda (“WMTM”), from White Martin Gases Industriais S.A., BRC Brasil’s 50% joint venture partner in WMTM, for approximately R$5.0 million (approximately $2.7 million U.S. dollars excluding $0.6 million of cash acquired) of which R$1.0 million (approximately $0.5 million U.S. dollars) was paid on the closing date with the remainder paid in monthly installments. The final installment was paid on December 5, 2009. The results of WMTM have been included in the accompanying consolidated statements of operations from the date of acquisition within the BRC operating segment.

This acquisition qualified as a step acquisition which occurs when a shareholder obtains contol over an entity by acquiring an additional interest in that entity. Under the appropriate FASB issued authoritative guidance, the previously held equity interest was remeasured to fair value at the date of acquisition. Any difference between the carrying value and the fair value of the previously held equity interest is recognized as a gain or loss in the income statement. The Company calculated the difference to be approximately $2.0 million gain which is included in other income (expense) net for the three and nine month periods ended September 30, 2009.

Acquisition of Teleflex Incorporated’s Power Systems Business

On July 19, 2009, the Company entered into an equity interest purchase agreement (the “Equity Interest Purchase Agreement”) through which Fuel Systems agreed to acquire Teleflex Incorporated’s Power Systems business (the “Power Systems Business”). On August 4, 2009, the Company completed the acquisition of the Power Systems Business for $14.6 million in an all cash transaction ($15.0 million less $0.4 million of cash acquired). The Power Systems Business operates in Canada, the Netherlands and Italy and manufactures alternative fuel components and systems for transportation and industrial applications as well as auxiliary power systems for the truck and rail markets. The Company acquired the equity interests of the Power Systems Business companies and partnerships, including Teleflex Ecotrans Technologies Inc. and Teleflex GFI

Control Systems, Inc. The results of operations of the Power Systems Business have been included in the accompanying consolidated statement of operations from the date of the acquisition within the IMPCO operating segment. The total amount of revenues and losses of the Teleflex Power Systems Business since the acquisition date that have been included in the consolidated income statement for the nine months period ending September 30, 2009 was $7.8 million and $0.9 million respectively.

The purchase price has been allocated as follows (in thousands):

Cash	$376
Accounts receivable	7,932
Inventory	11,733
PP&E	4,183
Other assets	1,594
Intangible assets subject to amortization	6,464
Goodwill	2,837

Total assets acquired	35,119
Less:
Accounts payable	7,579
Accrued liabilities	11,553
Other long-term liabilities	987

Total liabilities assumed	20,119

Total net assets acquired	$15,000

The estimated fair value of the receivables acquired was $7.9 million while the gross contractual amount of these receivables was approximately $9.5 million. The Company has estimated that approximately $1.6 million of the contractual cash flows will not be collected.

The following unaudited supplemental pro forma consolidated summary operating data for the three and nine months ended September 30, 2009 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2009 to give effect to the 2009 acquisition of the Power Systems Business as if it had occurred at the beginning of the period presented below (in thousands except per share data).

	For the three months ended September 30, 2009	For the nine months ended September 30, 2009
Revenue	$120,468	$332,043
Operating income	$22,003	$48,089
Net income attributable to Fuel Systems	$14,426	$31,151
Net income per share attributable to Fuel Systems:
Basic	$0.82	$1.88
Diluted	$0.82	$1.87

This unaudited pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations that would have occurred if the acquisition had been completed on the dates set forth above, nor is it necessarily indicative of the future operating results.

Acquisition of Productive Concepts International LLC

On September 2, 2010, the Company acquired Productive Concepts International LLC’s alternative fuel vehicle business (“PCI”) for an estimated transaction value of approximately $14.7 million including $975,000 in assumed debt. Based in Union City, Indiana, PCI is a specialized vehicle modification and value-added systems integrator for a variety of alternative fuel applications including hybrid, CNG, propane and dual-fuel diesel. The Company paid $7.7 million at closing, with an additional cash payment of $4.0 million payable upon achievement of a system installation volume milestone prior to December 31, 2011. Further performance payments of up to $20 million in Fuel Systems Solutions stock may be made in the future based on achievement of 2011 and 2012 revenue targets. As a result the Company will determine the estimated fair value of the performance payments based upon the probability of achieving the necessary results for the performance to be earned. Upon finalization of the purchase price of the PCI transaction (including the valuation of the performance payments), any subsequent changes to the fair value of the contingent consideration will be recognized in earnings until the contingent consideration arrangement has been settled. As of the closing date of the acquisition, the PCI contingent consideration was assigned a preliminary fair value of approximately $7.0 million of which $4.0 million is in escrow and classified in other current assets in the Condensed Consolidated Balance Sheet on September 30, 2010. The results of operations of PCI have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated based on management’s preliminary estimates as follows (in thousands):

Total tangible assets	$993
Intangible assets subject to amortization	5,500
Goodwill	8,275

Total assets acquired	14,768
Less: total liabilities (including contingent consideration)	(7,106)

Total net assets recorded	$7,662

Of the $5.5 million of acquired intangible assets, the entire amount relates to customer relationships with a useful life of approximately 10 years. The continued development of the U.S. alternative fuel vehicle market as well as potential legislative changes impacting this market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $8.3 million. The acquired goodwill is deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The Company is in the process of finalizing its valuations of certain intangible assets as well as the contingent consideration; thus the value of the consideration paid and allocation of the purchase price is subject to refinement.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2010

(Unaudited)

The Company has determined that the acquisition of PCI was a non-material business coordination. As such, pro forma disclosures are not required and are not presented within this filing.

Acquisition of Evotek LLC

On September 22, 2010, the Company acquired Evotek LLC (“EvoTek”), a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The aggregate purchase price for 100% of the equity of Evotek was approximately $4.0 million in cash. In addition, the Company issued 89,207 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The 89,207 shares of common stock are in escrow and will be released in three equal annual installments upon achievement of certain product development milestones. As of the closing date of the acquisition, the Evotek contingent consideration (shares held in escrow) with a value of $3 million will be recognized as research and development, over the earn-out period provided generally that such former Evotek employee is an employee of the Company at the time the acquisition-related contingent consideration is earned. The results of operations of Evotek have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated based upon management’s preliminary estimate as follows: $1.9 million to existing technology with an estimated useful life of 10 years and approximately $0.1 million to tangible asset. As with the PCI acquisition, the continued development of th U.S. alternative fuel market as well as potential legislative changes impacting this market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $2.0 million. The acquired goodwill is deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The Company is in the process of finalizing its valuations of certain intangible assets as well as the contingent consideration; thus the value of the consideration paid and allocation of the purchase price is subject to refinement.

The Company has determined that the acquisition of Evotek was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

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

	As of
	September 30, 2010	December 31, 2009
Raw materials and parts	$46,708	$52,683
Work-in-process	1,826	1,733
Finished goods	42,879	35,951

Total inventories	$91,413	$90,367

5. Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	September 30, 2010	December 31, 2009
Dies, molds, and patterns	$5,036	$4,833
Machinery and equipment	55,510	38,143
Office furnishings and equipment	13,911	12,823
Automobiles and trucks	3,931	3,032
Leasehold improvements	14,750	11,847

Total equipment and leasehold improvements	93,138	70,678
Less: accumulated depreciation	(36,874)	(29,911)

Equipment and leasehold improvements, net of accumulated depreciation	$56,264	$40,767

Depreciation expense related to equipment and leasehold improvements was $2.3 million and $2.1 million for the three months ended September 30, 2010 and 2009, respectively. Depreciation expense related to equipment and leasehold improvements was $6.8 million and $5.8 million for the nine months ended September 30, 2010 and 2009, respectively.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2010

(Unaudited)

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

In June 2009, the Company issued a three year approximate $0.9 million (€650,000) loan to Rohan BRC Gas Equipment Company (“Rohan BRC”). In March 2010, the Company issued an additional three year approximate $0.9 million (€650,000) loan to Rohan BRC. As a result of accumulated losses at Rohan BRC, the Company’s original investment balance in Rohan BRC had been reduced to zero. In addition, the Company has been recognizing its proportionate share of Rohan BRC’s losses, recording them against the loan receivable. For the three months ended September 30, 2010, the Company had recorded approximately $0.2 million of earnings from Rohan BRC, reducing previously recognized losses, as a component of operating income. For the nine months ended September 30, 2010, the Company had recorded approximately $8,000 of losses from Rohan BRC as a component of operating income. As of September 30, 2010, the Company had recorded approximately $0.4 million of accumulated losses against the loan receivable resulting in a net receivable balance of approximately $1.4 million.

7. Goodwill and Intangibles

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2010 are as follows (in thousands):

	BRC Operations	IMPCO Operations	Total
Goodwill, gross	$49,319	$11,630	$60,949
Accumulated impairment losses	(3,907)	(2,833)	(6,740)

Net balance as of December 31, 2009	$45,412	$8,797	$54,209

New acquisitions	—	10,343	10,343
Adjustments to purchase accounting	—	(927)	(927)
Currency translation as of September 30, 2010	(2,186)	21	(2,165)

Goodwill, gross	$46,937	$21,067	$68,004
Accumulated impairment losses	(3,711)	(2,833)	(6,544)

Net balance as of September 30, 2010	$43,226	$18,234	$61,460

At September 30, 2010 and December 31, 2009, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of September 30, 2010			As of December 31, 2009
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	5.3	$20,915	$(9,734)	$11,181	$20,029	$(8,311)	$11,718
Customer relationships	11.3	16,899	(4,422)	12,477	11,615	(3,342)	8,273
Trade name	8.2	4,222	(1,255)	2,967	4,425	(1,004)	3,421
Non-compete agreements	2.4	1,062	(610)	452	1,115	(474)	641

Total		$43,098	$(16,021)	$27,077	$37,184	$(13,131)	$24,053

Amortization expense related to existing technology and customer relationships of $1.0 million and $1.0 million for the three months ended September 30, 2010 and 2009, respectively, is reported as a component of cost of revenue. Amortization expense related to existing technology and customer relationships of $3.0 million and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.1 million and $0.2 million for three months ended September 30, 2010 and 2009, respectively, is reported as a component of operating expenses. Amortization expense related to trade name and non-compete agreements of $0.4 million and $0.4 million for nine months ended September 30, 2010 and 2009, respectively, is reported as a component of operating expenses.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2010

(Unaudited)

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expenses
Three months ending December 31, 2010	$1,393
2011	5,400
2012	3,949
2013	3,227
2014	2,903
2015	2,639
Thereafter	7,566

Total	$27,077

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2010

(Unaudited)

8. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability, included within Accrued expenses on the Condensed Consolidated Balance Sheets, during the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$11,945	$5,053	$15,182	$4,224
Addition from acquisition	—	7,857	—	8,565
Provisions charged to costs and expenses	1,429	632	3,407	1,992
Settlements and other adjustments	(2,284)	(808)	(6,450)	(2,058)
Effect of foreign currency translation	797	243	(252)	254

Balance at end of period	$11,887	$12,977	$11,887	$12,977

9. Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2010 was 29.8% compared to an effective tax rate of 39.5% for the three months ended September 30, 2009. The Company’s effective tax rate for the nine months ended September 30, 2010 was 34.4% compared to an effective tax rate of 40.8% for the nine months ended September 30, 2009. The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions. The Company continues to believe that the likelihood of recoverability of the net domestic deferred tax assets is less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on all of the domestic deferred tax assets and certain foreign jurisdictions.

As of December 31, 2009, the Company had approximately $6.7 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the quarter and year to date period ended September 30, 2010. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

10. Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	Available as of September 30, 2010	As of
		September 30, 2010	December 31, 2009
(a) Revolving lines of credit – Italy and Argentina	$10,307	$1,546	$2,869
(b) Revolving lines of credit – USA	9,000	4,000	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	3,601	4,498
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	9,075	10,750
(e) Other indebtedness	1,385	1,409	1,290

	$20,692	19,631	19,407
Less: current portion		5,923	7,240

Non-current portion		$13,708	$12,167

At September 30, 2010, the Company’s weighted average interest rate on outstanding debt was 3.2%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at September 30, 2010.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $3.3 million which is unsecured and $6.9 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.9% to 4.9% as of September 30, 2010. At September 30, 2010 and December 31, 2009, there was approximately $0.2 and $2.9 million outstanding, respectively.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2010

(Unaudited)

The revolving lines of credit in Argentina, assumed in connection with the acquisition of Distribuidora Shopping, consist of two lines for a total amount of availability of approximately $1.0 million, and $0.7 million which was guaranteed by MTM. These lines are unsecured with approximately $1.4 million and $3,000 outstanding at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, the interest rates for the lines of credit in Argentina ranged from 4.0% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

The Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At September 30, 2010 and December 31, 2009, there was $4.0 million and no balance outstanding, respectively. At September 30, 2010, the interest rate for the line of credit was 3.6%.

The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.50% of the average daily unused amount and also includes financial covenants regarding the Company’s ratio of net debt to EBITDA, consolidated net worth and aggregate debt level. At September 30, 2010, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy in which BRC received approximately $6.7 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.5% and 1.4% at September 30, 2010 and December 31, 2009, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At September 30, 2010 and December 31, 2009, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.3% at September 30, 2010. At September 30, 2010 and December 31, 2009, the amount outstanding was $3.6 million and $4.5 million, respectively.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM S.r.L. (“MTM”), a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $21.5 million converted into U.S. dollars) to be used for the acquisition of Distribuidora Shopping (see Note 3) as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $9.1 million and $10.8 million were outstanding on this financing agreement as of September 30, 2010 and December 31, 2009, respectively.

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

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At September 30, 2010, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2010

(Unaudited)

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranged from 2.0% to 4.0%.

11. Equity

The following table summarizes the changes in equity for the nine month period ended September 30, 2010 (in thousands, except for share amounts):

	Common Stock		Additional	Shares	Retained Earnings/	Accumulated Other	Total Fuel Systems	Non-
	Shares	Amount	Paid-In Capital	Held in Treasury	(Accumulated Deficit)	Comprehensive Income (Loss)	Stockholders’ Equity	controlling Interest	Total Equity
Balance, December 31, 2009	17,610,321	$18	$257,627	$(654)	$(29,513)	$15,750	$243,228	$—	$243,228
Change of control in MTE	—	—	—	—	—	—	—	4,058	4,058
Net income	—	—	—	—	40,119	—	40,119	484	40,603
Foreign currency translation adjustment	—	—	—	—	—	(8,431)	(8,431)	(62)	(8,493)
Issuance of common stock upon exercise of stock options	2,900	—	24	—	—	—	24	—	24
Issuance and vesting of restricted stock, net of shares withheld for employee tax	7,642	—	144	(87)	—	—	57	—	57
Dividends declared by MTE	—	—	—	—	—	—	—	(723)	(723)
Shares held in trust for deferred compensation plan, at cost	—	—	—	157	—	—	157	—	157

Balance, September 30, 2010	17,620,863	$18	$257,795	$(584)	$10,606	$7,319	$275,154	$3,757	$278,911

Shares Held in Treasury

Through March 1, 2009, the Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market. The Company match was suspended effective March 1, 2009. These shares are carried at cost and classified as a deduction of equity. As of September 30, 2010 and December 31, 2009, the Company held on the participants’ behalf 6,154 and 15,925 shares recorded as held in treasury, respectively, with a value of approximately $0.1 million and $0.3 million, respectively, for the deferred compensation plan.

As of September 30, 2010, the Company also had 18,400 shares held in treasury with a value of approximately $0.5 million. As of December 31, 2009, the Company had 15,492 shares held in treasury with a value of approximately $0.4 million.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2010

(Unaudited)

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

Share-based compensation expense for the three and nine months ending September 30, 2010 and 2009, was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$5	$10	$24	$30
Research and development expense	5	13	23	36
Selling, general and administrative expense	39	69	97	122

	$49	$92	$144	$188

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in the three and nine months ended September 30, 2010 and 2009 because the Company currently does not have taxable income in the United States and has provided a full valuation allowance on its U.S. deferred tax assets.

Share-Based Compensation Activity – Stock Options

The following table displays stock option activity including the weighted average stock option prices for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	66,100	$11.15
Exercised	(2,900)	8.22
Forfeited	—	—

Outstanding, vested and exercisable at September 30, 2010	63,200	$11.29	2.92 yrs	$1,758

The aggregate intrinsic value as of particular date is calculated as the difference between the exercise price of the underlying awards that were in-the-money and the quoted price of the Company’s common stock on that date. During the three months ended September 30, 2010, no options for shares of company stock were exercised. During the nine months ended September 30, 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $64,000, determined as of the date of option exercise. During the three and nine months ended September 30, 2009, no options for shares of Company stock were exercised.

As of September 30, 2010, all stock options granted under the Company’s stock options plans had fully vested and as such, all compensation costs had been recognized in prior years. There were no options granted in the three and nine months ended September 30, 2010 or 2009.

Share-Based Compensation Activity – Restricted Stock

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

SEPTEMBER 30, 2010

(Unaudited)

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

Restricted stock granted to non-employee board members typically vests one year from the grant date.

A summary of unvested restricted stock awards as of September 30, 2010 and changes during the nine month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	17,194	$17.50
Granted	4,530	26.52
Vested	(10,550)	17.80
Forfeited	(804)	26.07

Nonvested at September 30, 2010	10,370	$20.47

As of September 30, 2010, total unrecognized share-based compensation cost related to unvested restricted stock was $0.1 million which is expected to be recognized over a weighted-average period of 0.6 year.

13. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Fuel Systems	$5,181	$15,510	$40,119	$29,974

Denominator:
Denominator for basic earnings per share - weighted average number of shares	17,620,801	17,582,275	17,616,908	16,594,278
Effect of dilutive securities:
Employee stock options	44,100	56,372	46,148	48,022
Unvested restricted stock	10,478	19,511	13,296	23,584
Shares held in escrow	8,727	—	2,941	—

Dilutive potential common shares	17,684,106	17,658,158	17,679,293	16,665,884

Net income per share attributable to Fuel Systems:
Basic	$0.29	$0.88	$2.28	$1.81

Diluted	$0.29	$0.88	$2.27	$1.80

For the three and nine months ended September 30, 2010, options to purchase 158 shares of common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive. For the three and nine months ended September 30, 2009, all options to purchase the Company’s common stock and all restricted shares were included in the computation of diluted net income per share.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2010

(Unaudited)

14. Comprehensive Income

The components of unaudited comprehensive income for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$5,270	15,510	$40,603	$29,974
Foreign currency translation adjustment	22,585	6,234	(8,493)	4,412

Comprehensive income	27,855	21,744	32,110	34,386
Comprehensive income attributable to non-controlling interests	(89)	—	(484)	—
Foreign currency translation adjustment attributable to non-controlling interest	(383)	—	62	—

Comprehensive income attributable to Fuel Systems	$27,383	$21,744	$31,688	$34,386

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

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2010	2009	2010	2009
IMPCO Operations	$36,255	$19,885	$90,095	$49,499
BRC Operations	53,150	96,762	265,262	241,107
Intersegment Eliminations	(3,306)	(444)	(7,832)	(1,998)

Total	$86,099	$116,203	$347,525	$288,608

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Income (Loss):	2010	2009	2010	2009
IMPCO Operations	$5,050	$(3,588)	$8,700	$(2,863)
BRC Operations	3,670	27,876	56,564	55,270
Corporate Expenses (1)	(1,219)	(1,201)	(3,812)	(5,482)

Total	$7,501	$23,087	$61,452	$46,925

(1)	Represents corporate expense not allocated to either of the business segments.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2010

(Unaudited)

	As of
	September 30, 2010	December 31, 2009
Total Assets:
IMPCO Operations	$113,575	$76,203
BRC Operations	303,215	342,687
Corporate (1)	142,352	146,346
Eliminations (2)	(143,181)	(148,124)

Total	$415,961	$417,112

(1)	Represents corporate balances not allocated to either of the business segments and includes Fuel Systems’ investments in IMPCO and BRC.
(2)	Includes eliminations of Fuel Systems’ investments in subsidiaries.

16. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three months and nine months ended September 30, 2010, one customer represented 10.3% and 13.7% of the consolidated sales, respectively. For the three and nine months ended September 30, 2009, three customers represented 16.9%, 12.1% and 10.6% of the consolidated sales and one customer represented 14.5% of the consolidated sales, respectively.

Accounts Receivable

At September 30, 2010, one customer represented 11.4% of the consolidated accounts receivable. At December 31, 2009, five customers represented 14.1%, 13.1%, 12.2%, 12.1% and 10.1%, respectively, of the consolidated accounts receivable.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2010

(Unaudited)

17. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the condensed consolidated balance sheets at September 30, 2010 and December 31, 2009 representing related party transactions with the Company:

	As of
	September 30, 2010	December 31, 2009
Current Receivables:
IBMexicano (a)	$3	$60
Biemmedue S.p.A. (c)	3	—
MTE S.r.L. (b)	—	1
MTM Hydro S.r.L. (c)	4	1
TCN Vd S.r.L. (d)	103	—
Tecno GNC S.A. (h)	23	18
Tomasetto Achille do Brasil L.T. (i)	—	110
Rohan LTD (k)	167	2,725
Rohan BRC (j)	2,709	—
Erretre S.r.L. (m)	190	—

	$3,202	$2,915

Non-Current Receivables:
Rohan BRC (j)	$1,414	$599

	$1,414	$599

Current Payables:
MTE S.r.L. (b)	$—	$4,315
Biemmedue S.p.A. (c)	23	244
MTM Hydro S.r.L. (c)	—	12
Europlast S.r.L. (d)	1,451	2,347
TCN S.r.L. (d)	1,183	1,951
TCN Vd S.r.L. (d)	750	803
IMPCO/BRC Egypt (e)	1	1
A.R.S. Elettromeccanica (f)	338	555
Ningbo Topclean Mechanical Technology Co. Ltd.(g)	6	10
Tecno GNC S.A. (h)	—	25
IMCOS Due S.r.L. (c)	20	30
BR Co S.r.L. (l)	9	—

	$3,781	$10,293

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.
(b)	MTE, S.r.L. is 50% owned by MTM, S.r.L., and was accounted for using the equity method as of December 31, 2009. In February 2010, the Board of Directors of MTE S.r.L added two additional members who are related to the Company. As a result, the Company indirectly controls the Board of Directors of MTE. Based upon this change in control over MTE, the Company began consolidating the results of MTE during first quarter 2010.
(c)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., and 100% of Biemmedue S.p.A. and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.
(d)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L., along with his brother, Pier Antonio Costamagna.
(e)	IMPCO/BRC Egypt is 50% owned by IMPCO, and is accounted for using the equity method.
(f)	A.R.S. Elettromeccanica is owned by Biemmedue S.p.A., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(g)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L. and is indirectly 46% owned by the Company’s Chief Executive Officer and his immediate family.
(h)	A former director of Distribuirdora Shopping owns 100% of Tecno GNC and GNC Vicar.
(i)	An individual related to two current employees of Distribuidora Shopping owns 99.99% of Tomasetto Achille do Brasil and Carlo Evi, a former owner of and current employee of Distribuidora Shopping, owns 0.01% of Tomasetto Achille do Brasil. Both owners also manage the operations of Tomasetto Achille do Brasil.
(j)	Rohan BRC is a joint venture which MTM owns 50% and is accounted for using the equity method. (Note 6)
(k)	Rohan LTD owns 50% of Rohan BRC.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2010

(Unaudited)

(l)	BR Co. S.r.L. is 100% owned by the Company’s Chief Executive Officer and his immediate family.
(m)	Erretre S.r.L. is owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.

The following table sets forth amounts (services and goods) purchased from and sold to related parties.

	(in thousands) Nine Months Ended September 30,
	2010		2009
	Purchases	Sales	Purchases	Sales
Company:
MTE S.r.L.	$—	$—	$4,667	$4
Europlast S.r.L.	3,627	4	2,860	39
WMTM Equipamento de Gases Ltda	—	—	—	67
MTM Hydro S.r.L	26	9	9	1
Tecno GNC S.A	122	183	77	27
TCN S.r.L	2,755	—	3,543	—
TCN Vd S.r.L	1,766	118	1,103	—
A.R.S. Elettromeccanica	1,673	6	1,393	—
Ningbo Topclean Mechanical Technology	1,237	—	231	—
BR Co. S.r.L	26	—	27	—
Biemmedue S.p.A.	123	—	598	—
Rohan BRC	—	2,715	—	—
Rohan LTD	—	262	—	—
GNC Vicar S.A.	318	—	—	—
Erretre S.r.L	—	183	—	—

	$11,673	$3,480	$14,508	$138

Other Transactions with Related Parties

The Company leases buildings from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The Company paid IMCOS Due S.r.L. lease payments of $1.5 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively. In addition, the Company also leases buildings from Luca Impex, a real estate investment company, which is partially owned by the General Manager of Zavoli. The Company paid Luca Impex lease payments of $0.1 million for the nine months ended September 30, 2010 and 2009, respectively. The Company paid GNC Vicar lease payments of $0.3 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively. In connection with the PCI acquisition, the Company leases a building from R&D Holdings LLC, a real estate investment company, which is owned by the former owner of PCI and current employee of the company. The Company paid R&D Holdings LLC lease payments of approximately $25,000 for the nine month ended September 30, 2010.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations or which may cause actual results to differ from such forward-looking statements are included in the section entitled “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2009, our quarterly report on Form 10-Q for the period ended June 30, 2010 and our other periodic reports filed with the SEC. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Overview

We design, manufacture and supply alternative fuel components and systems for use in the transportation and industrial markets on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For 50 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of over 360 distributors and dealers in more than 70 countries and more than 100 original equipment manufacturers, or (“OEMs”).

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

Revenue decreased approximately $30.1 million for the three months ended September 30, 2010 compared to the prior year period. The decrease in revenue was primarily due to lower sales for post-productions OEM (“DOEM”) conversions partially offset by an increase of approximately 30.1% in the industrial market, approximately 16.3% in aftermarket and approximately 5 fold in other automotive products. The unit volumes for our DOEM conversions decreased to approximately 9,400 for the three months ended September 30, 2010 from 47,400 for the three months ended September 30, 2009. This decrease was driven primarily by the discontinuation of the Italian government incentives which expired March 31, 2010. Gross margin decreased to 28.9% for the three months ended September 30, 2010 from 33.9% for the same prior year period. This decrease was primarily driven by the decrease in the unit volume output from DOEM conversions which absorbed costs better in 2009 compared to 2010 partially offset by the increase in other automotive products sold in Asia. Research and Development costs increased approximately $1.5 million to $5.3 million compared to $3.8 million for the same period in 2009. This increase was primarily due to increased projects in our BRC operations. Selling general and administrative expenses decreased compared to the three months ended September 30, 2009. This was a result of higher acquisition costs in 2009 associated with the acquisition of the Teleflex Incorporated’s Power Systems Business (the “Power Systems Business) compared to the acquisition costs incurred in 2010. Operating income decreased by approximately $15.6 million to $7.5 million, compared to $23.1 million for the same period in 2009. Net income was $5.2 million on revenue of approximately $86.1 million for the three months ended September 30, 2010 as compared to net income of $15.5 million on revenue of approximately $116.2 million for the three months ended September 30, 2009

Revenue for the nine months ended September 30, 2010 improved from 2009 by $58.9 million due to the increase in aftermarket sales of approximately 41.2%, other automotive products sold primarily in Asia of approximately 200%, as well as revenues from companies acquired in 2009. This increase was partially offset by a decrease in sales of DOEM conversions. The unit volumes for our DOEM conversions decreased to approximately 103,400 for the nine months ended September 30, 2010 from 117,100 for the nine months ended June 30, 2009. This decrease was driven primarily by the Italian government incentives which expired March 31, 2010. Gross margin increased slightly to 32.9% for the nine months ended September 30, 2010 from 32% for the same prior year period. This increase was primarily due to an increase in other automotive products sold in Asia partially offset by the decrease in the unit volume output from DOEM conversions which absorbed costs better in 2009 compared to 2010. Research and Development costs increased approximately $4.7 million to $14.8 million compared to $10.1 million for the same period in 2009. This increase was due to increased projects in our BRC operations as well as increased costs associated with companies acquired in 2009. Selling general and administrative expenses increased approximately $2.6 million to $38.0 million compared to $35.4 million primarily due to companies acquired in 2009 partially offset by lower corporate expenses. Operating income increased by approximately $14.6 million to $61.5 million, compared to $46.9 million for the same period in 2009. Net income was $40.1 million on revenue of approximately $347.5 million for the nine months ended September 30, 2010 as compared to net income of $30.0 million on revenue of approximately $288.6 million for the nine months ended September 30, 2009.

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

Recent Developments

Acquisition of Productive Concepts International LLC

On September 2, 2010, the Company acquired Productive Concepts International LLC’s alternative fuel vehicle business (“PCI”) for an estimated transaction value of approximately $14.7 million including $975,000 in assumed debt. Based in Union City, Indiana, PCI is a specialized vehicle modification and value-added systems integrator for a variety of alternative fuel applications including hybrid, CNG, propane and dual-fuel diesel. The Company paid $7.7 million at closing, with an additional cash payment of $4.0 million payable upon achievement of a system installation volume milestone prior to December 31, 2011. Further performance payments of up to $20 million in Fuel Systems Solutions stock may be made in the future based on achievement of 2011 and 2012 revenue targets. As a result the Company will determine the estimated fair value of the performance payments based upon the probability of achieving the necessary results for the performance to be earned. Upon finalization of the purchase price of the PCI transaction (including the valuation of the performance payments), any subsequent changes to the fair value of the contingent consideration will be recognized in earnings until the contingent consideration arrangement has been settled. As of the closing date of the acquisition, the PCI contingent consideration was assigned a preliminary fair value of approximately $7.0 million of which $4.0 million is in escrow and classified in other current assets in the Condensed Consolidated Balance sheet on September 30, 2010. The results of operations of PCI have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated based on management’s preliminary estimates as follows (in thousands):

Total tangible assets	$993
Intangible assets subject to amortization	5,500
Goodwill	8,275

Total assets acquired	14,768
Less: total liabilities (including contingent consideration)	(7,106)

Total net assets recorded	$7,662

Of the $5.5 million of acquired intangible assets, the entire amount relates to customer relationships with a useful life of approximately 10 years. The continued development of the U.S. alternatives fuel vehicles market as well as potential legislative changes impacting this market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $8.3 million. The acquired goodwill is deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The Company is in the process of finalizing its valuations of certain intangible assets as well as the contingent consideration; thus the value of the consideration paid and allocation of the purchase price is subject to refinement.

The Company has determined that the acquisition of PCI was a non-material business coordination. As such, pro forma disclosures are not required and are not presented within this filing.

Acquisiton of Evotek LLC

On September 22, 2010, the Company acquired Evotek LLC (“EvoTek”), a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The aggregate purchase price for 100% of the equity of Evotek was approximately $4.0 million in cash. In addition, the Company issued 89,207 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The 89,207 shares of common stock are in escrow and will be released in three equal annual installments upon achievement of certain product development milestones. As of the closing date of the acquisition, the Evotek contingent consideration (shares held in escrow) with a value of $3 million will be recognized as operating expense, over the earn-out period provided generally that such former Evotek employee is an employee of the Company at the time the acquisition-related contingent consideration is earned. The results of operations of Evotek have been included in the accompanying consolidated statements of operations from the date of acquisition with the IMPCO operating segment.

The purchase price has been allocated based upon management’s preliminary estimate as follows: $1.9 million to existing technology with an estimated useful life of 10 years and approximately $0.1 million to tangible asset. As with the PCI acquisition, the continued development of the U.S. alternative fuel market as well as potential legislative changes impacting this market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $2.0 million. The acquired goodwill is deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The Company is in the process of finalizing its valuations of certain intangible assets as well as the contingent consideration; thus the value of the consideration paid and allocation of the purchase price is subject to refinement.

The Company has determined that the acquisition of Evotek was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that we have considered relevant circumstances that we may be currently subject to and the financial statements accurately reflect our estimate of the results of our operations, financial condition and cash flows for the periods presented. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Our critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes, subsequent to December 31, 2009, to information previously disclosed in our Annual Report on Form 10-K with respect to our critical accounting policies.

Results of Operations- Three Months Ended September 30, 2010

The following table sets forth our revenue and operating income (in thousands):

	Revenue Three Months Ended September 30,
	2010	2009	% Change
IMPCO Operations	$36,255	$19,885	82.3%
BRC Operations	53,150	96,762	(45.1)%
Intersegment Eliminations	(3,306)	(444)	NM

Total	$86,099	$116,203	(25.9)%

	Operating Income (Loss) Three Months Ended September 30,
	2010	2009	% Change
IMPCO Operations	$5,050	$(3,588)	240.7%
BRC Operations	3,670	27,876	(86.8)%
Corporate Expenses (1)	(1,219)	(1,201)	(1.5)%

Total	$7,501	$23,087	(67.5)%

(1)	Represents corporate expense not allocated to either of the business segments.

For the three months ended September 30, 2010, revenue decreased approximately $30.1 million, or 25.9%, to $86.1 million from $116.2 million for the three months ended September 30, 2009. The decrease in revenue was due to a decrease in revenue from BRC operations of approximately $43.6 million offset by an increase in revenue from IMPCO operations of approximately $16.4 million. Revenue for the three months ended September 30, 2010 includes a decrease of approximately $9.7 million from the weakening of local currencies compared to the dollar from the three months ended September 30, 2009.

For the three months ended September 30, 2010, operating income decreased approximately $15.6 million or 67.5% to $7.5 million from $23.1 million for the three months ended September 30, 2009. The decrease in operating income was primarily composed of a decrease in operating income from BRC operations of $24.2 million, partially offset by an increase in IMPCO operations operating income of $8.6 million.

IMPCO Operations. For the three months ended September 30, 2010, revenue increased by approximately $16.4 million as compared to the prior year. The increase in revenue relates to an increase in demand in the industrial market of approximately 25.4% as well as an approximate 5 fold increase in sales of the other automotive products specifically in Asia.

For the three months ended September 30, 2010, the operating income for IMPCO operations was $5.1 million, or 13.9% of revenue, compared to operating loss of $3.6 million or 18.0% of revenue, for the prior year. The increase in the operating income was primarily due to the increase in revenues combined with an increase in our gross margin. The improvement in our gross margin is attributed to the increase in sales in Asia which better absorbed costs in 2010 compared to 2009.

BRC Operations. For the three months ended September 30, 2010, revenue decreased by approximately $43.6 million, or 45.1%, compared to the prior year. The decrease in revenue in 2010 was due primarily to a decrease in sales for DOEM conversions partially offset by an approximately 14.8% improvement in aftermarket sales. Volumes for the DOEM conversions decreased to approximately 9,400 for the third quarter 2010 compared to 47,400 conversions for the third quarter 2009. The weakening of local currencies compared to the US dollar negatively impacted revenues by approximately $9.4 million for the three months ended September 30, 2010.

For the three months ended September 30, 2010, operating income for BRC was $3.7 million, or 6.9% of revenue, compared to $27.9 million, or 28.8% of revenue, for the third quarter of 2009. The decrease in operating income from the prior year period was primarily due to the decrease in DOEM revenues combined with a decrease in our gross margin. The decrease in our gross margin is attributed to the decrease in unit volume output from DOEM conversions which better absorbed costs in the third quarter of 2009 compared to 2010.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses for the three months ended September 30, 2010 remained unchanged at $1.2 million when compared to the same prior year period.

Other Income (Expense), Net. Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended September 30, 2010 we recognized approximately $0.0 million in losses on foreign exchange compared to $0.7 million in gains on foreign exchange for the three months ended September 30, 2009, respectively. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Included in other income for the three months ended September 30, 2009, is a gain of approximately $2.0 million associated with the acquisition of the remaining 50% ownership interest in WMTM. This acquisition qualified as a step acquisition which occurs when a shareholder obtains control over an entity by acquiring an additional interest in that entity. Under the appropriate FASB issued authoritative guidance, the previously held equity interest was remeasured to fair value at the date of the acquisition.

Provision for Income Taxes. Income tax expense for the third quarter of 2010 was approximately $2.2 million representing an effective tax rate of 29.8%, which primarily consisted of the provision for our foreign operations. Income tax expense for the three months ended September 30, 2009 was approximately $10.0 million representing an effective tax rate of 39.5%. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions due to cumulative losses incurred in those jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. Accordingly, for the three months ended September 30, 2010, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions.

Results of Operations- Nine Months Ended September 30, 2010

The following table sets forth our revenue and operating income (in thousands):

	Revenue Nine Months Ended September 30,
	2010	2009	% Change
IMPCO Operations	$90,095	$49,499	82.0%
BRC Operations	265,262	241,107	10.0%
Intersegment Eliminations	(7,832)	(1,998)	NM

Total	$347,525	$288,608	20.4%

	Operating Income (Loss) Nine Months Ended September 30,
	2010	2009	% Change
IMPCO Operations	$8,700	$(2,863)	403.9%
BRC Operations	56,564	55,270	2.3%
Corporate Expenses (1)	(3,812)	(5,482)	30.5%

Total	$61,452	$46,925	31.0%

(1)	Represents corporate expense not allocated to either of the business segments.

For the nine months ended September 30, 2010, revenue increased approximately $58.9 million, or 20.4%, to $347.5 million from $288.6 million for the nine months ended September 30, 2009. The increase in revenue was due to an increase in revenue from IMPCO operations of approximately $40.6 million as well as an increase in revenue from BRC operations of approximately $24.2 million. Revenues for the nine months ended September 30, 2010 include approximately $23.9 million associated with companies acquired in 2009 ($1.0 million from BRC operations and $22.9 from IMPCO Operations). Revenue for the nine months ended September 30, 2010 includes a decrease of approximately $9.0 million from the weakening of local currencies compared to the dollar from the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, operating income increased approximately $14.5 million or 31.0% to $61.5 million from $46.9 million for the same prior year period. The increase in operating income was primarily composed of an increase in operating income from IMPCO operations of $11.6 million, and BRC operations of $1.3 million and a decrease in corporate expenses of $1.7 million.

IMPCO Operations. For the nine months ended September 30, 2010, revenue increased by approximately $40.6 million, or 82.0%, as compared to the prior year. The increase in revenue was due primarily to an increase in demand from the industrial market of approximately 31.0% as well as the transportation market specifically in Asia of approximately 200%. In addition, revenues for the nine months of 2010 include approximately $22.9 from the acquisition of the Power Systems Business in July 2009.

For the nine months ended September 30, 2010, the operating income for IMPCO operations was $8.7 million, or 9.7% of revenue, compared to operating loss of $2.9 million or 5.8% of revenue, for the prior year. The increase in the operating income was primarily due to the increase in revenues combined with an increase in our gross margin. The improvement in our gross margin is attributed to the increase in sales in Asia which better absorbed costs in 2010 compared to 2009. This improvement was partially offset by approximately $1.3 million of operating losses in 2010 from the Power Systems Business acquisition.

BRC Operations. For the nine months ended September 30, 2010, revenue increased by approximately $24.2 million, or 10.0%, compared to the prior year. The increase in revenue in 2010 was due primarily to an increase of approximately 33.3% in aftermarket sales partially offset by lower DOEM sales. Volumes for the DOEM conversion decreased approximately 13,700 to 103,400 for the nine months ended September 30, 2010 compared to 117,100 conversions for the prior year. Revenue for the nine months ended September 30, 2010 includes approximately $1.0 million of revenue associated with acquisition of WMTM acquired in May 2009. The weakening of local currencies compared to the US dollar negatively impacted revenues by approximately $9.0 million for the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, operating income for BRC was $56.6 million, or 21.3% of revenue, compared to $55.3 million, or 22.9% of revenue, for the prior year. The increase in operating income was primarily due to the increase in revenues partially offset by a slight decrease in our gross margin. The reduction in our gross margin is attributed to the decrease in unit volume output from DOEM conversions which better absorbs costs in 2009 compared to 2010.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses for the nine months ended September 30, 2010 were $3.8 million, a decrease of $1.8 million compared to $5.5 million recorded for same period in 2009. Corporate expenses in 2010 decreased compared to 2009 primarily because of a reduction in employees in our corporate office which took place during the third quarter 2009 as well as lower outside service costs.

Other Income (Expense), Net. Other income (expense), includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the nine months ended September 30, 2010 we recognized approximately $0.6 million in gains on foreign exchange compared to $2.6 million in gains on foreign exchange for the prior year. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Included in other income for the nine months ended September 30, 2009, is a gain of approximately $2.0 million associated with the acquisition of the remaining 50% ownership interest in WMTM. This acquisition qualified as a step acquisition which occurs when a shareholder obtains control over an entity by acquiring an additional interest in that entity. Under the appropriate FASB issued authoritative guidance, the previously held equity interest was remeasured to fair value at the date of the acquisition

Provision for Income Taxes. Income tax expense for the nine months ended September 30, 2010 was approximately $21.3 million representing an effective tax rate of 34.4%, which primarily consisted of the provision for our foreign operations. Income tax expense for the nine months ended September 30, 2009 was approximately $20.3 million representing an effective tax rate of 40.8%. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions due to cumulative losses incurred in those jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. Accordingly, for the nine months ended September 30, 2010, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities and debt financing. Additionally from time to time we raise funds from the equity capital markets to fund our strategic acquisitions, capital expenditures and research and development, as well as to invest in, and operate our existing operations and prospective new lines of business.

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

	As of
	September 30, 2010	December 31, 2009
Cash and cash equivalents	$75,540	$46,519

Current portion of term loans and debt	5,923	7,240
Long-term term and other loans	13,708	12,167

Total debt	19,631	19,407
Total Fuel Systems stockholders’ equity	275,154	243,228

Total capitalization (debt plus equity)	$294,785	$262,635

Debt to total capitalization	6.7%	7.4%
Net Cash (cash and cash equivalents less debt)	$55,909	$27,112
Current assets	$266,826	$290,268
Current liabilities	$108,499	$148,459

Our debt to total capitalization ratio at September 30, 2010 decreased approximately 10.8% to 6.6% compared to December 31, 2009 as our net cash has improved by approximately $29.0 million or 62.4% compared to December 31, 2009. This was driven by higher revenues and the corresponding collections of receivables.

Our ratio of current assets to current liabilities was approximately 2.4:1 and 2:1 at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, our total working capital had increased by $12.5 million to $154.3 million from $141.8 million at December 31, 2009. This increase is primarily due to the following: (1) an increase of $29.0 million in cash; (2) a decrease in accounts payable of $24.2 million; (3) an increase of $11.4 million in other current assets attributable to higher VAT receivables as well as $4 million in escrow related to the PCI acquisition; and (4) a decrease in related party payables and income taxes payable of approximately $6.5 million and $5.8 million, respectively, which all were partially offset by a decrease of $65.8 in accounts receivables.

The following table provides a summary of our operating, investing and financing activities as follows:

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$69,821	$11,418
Investing activities	(35,149)	(37,958)
Financing activities	778	42,996
Effect on cash of changes in exchange rates	(6,429)	1,629

Net increase in cash and cash equivalents	$29,021	$18,085

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

2010 compared to 2009. In 2010, our net cash flow provided from operating activities was $69.8 million, an increase of $58.4 million from 2009. This increase was primarily driven by higher net income for the period, lower receivables due to cash collections, and higher depreciation and amortization from increased capital expenditures. These increases were partially offset mostly by an increase in inventory, an increase in other current assets due to increased VAT receivables, and a decrease in income taxes payable.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of PP&E expenditures as well as acquisitions. The majority of our PP&E expenditures are within our BRC operations and related to the continued expansion of assembly lines as well as the expansion of our research and development center.

In 2010, our PP&E additions were approximately $20.9 million or $10.9 million higher than in 2009. This was due primarily to the continued expansion of our research and development center in Italy; however, we do not expect this level of purchases to continue for the remainder of 2010. We paid approximately $11.7 million for the acquisitions of PCI and Evotek, net of cash acquired. In connection with the PCI acquisition we deposited $4.0 million in to an escrow account in accordance with the purchase agreement.

In 2009, our PP&E additions were approximately $10.0 million primarily due to the continued expansion of our BRC operations. In addition, we paid approximately $28.1 million for the acquisitions of Distribuidora Shopping, Fuelmaker and Power System Business in 2009, net of cash acquired.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2010, our financing activities include the payments of term loans and other of approximately $1.5 million, as well as increased borrowings on our revolving lines of credit for approximately $2.5 million in connection with our third quarter 2010 acquisitions.

In 2009, our financing activities included proceeds from term loans of approximately $19.8 million related to the purchase of Distribuidora Shopping and Fuelmaker, partially offset by $4.4 million in payments of term loans. In addition, we received $27.7 million in net proceeds from issuance of 1,500,000 shares of our common stock.

Credit Agreements

The Company’s debt payable is summarized as follows (in thousands):

	Available as of September 30, 2010	As of
		September 30, 2010	December 31, 2009
(a) Revolving lines of credit – Italy and Argentina	$10,307	$1,546	$2,869
(b) Revolving lines of credit – USA	9,000	4,000	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	3,601	4,498
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	9,075	10,750
(e) Other indebtedness	1,385	1,409	1,290

	$20,692	19,631	19,407
Less: current portion		5,923	7,240

Non-current portion		$13,708	$12,167

At September 30, 2010, the Company’s weighted average interest rate on outstanding debt was 3.2%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at September 30, 2010.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $3.3 million which is unsecured and $6.9 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.9% to 4.9% as of September 30, 2010. At September 30, 2010 and December 31, 2009, there was approximately $0.2 and $2.9 million outstanding, respectively.

The revolving lines of credit in Argentina, assumed in connection with the acquisition of Distribuidora Shopping, consist of two lines for a total amount of availability of approximately $1.0 million, and $0.7 million which was guaranteed by MTM. These lines are unsecured with approximately $1.4 million and $3,000 outstanding at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, the interest rates for the lines of credit in Argentina ranged from 4.0% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

The Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At September 30, 2010 and December 31, 2009, there was $4.0 million and no balance outstanding, respectively. At September 30, 2010, the interest rate for the line of credit was 3.6%.

The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.50% of the average daily unused amount and also includes financial covenants regarding the Company’s ratio of net debt to EBITDA, consolidated net worth and aggregate debt level. At September 30, 2010, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy in which BRC received approximately $6.7 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.5% and 1.4% at September 30, 2010 and December 31, 2009, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At September 30, 2010 and December 31, 2009, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.3% at September 30, 2010. At September 30, 2010 and December 31, 2009, the amount outstanding was $3.6 million and $4.5 million, respectively.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM S.r.L. (“MTM”), a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $21.5 million converted into U.S. dollars) to be used for the acquisition of Distribuidora Shopping as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $9.1 million and $10.8 million were outstanding on this financing agreement as of September 30, 2010 and December 31, 2009, respectively.

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

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At September 30, 2010, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranged from 2.0% to 4.0%.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of September 30, 2010:

	Payments Due by Period
(In thousands) Contractual Obligations		Three Months Ending December 31,	Year Ending December 31,
	Total	2010	2011	2012	2013	2014	Thereafter
Revolving lines of credit	$5,546	$1,546	$—	$—	$—	$4,000	$—
Term and other loans — principal	13,669	2,087	4,013	3,815	2,326	1,193	235
Term and other loans — interest	676	156	246	161	82	21	10
Capital lease obligations (a)	416	44	180	77	85	30	—
Operating lease obligations (a)	37,868	2,322	7,418	6,688	6,232	5,058	10,150
Other long-term liabilities	202	10	39	15	15	15	108
Other and miscellaneous (a)	1,352	150	601	601	—	—	—

	$59,729	$6,315	$12,497	$11,357	$8,740	$10,317	$10,503

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.

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

Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A in our Quarterly Report on Form 10Q period ending June 30, 2010. The risk factors contained in that report could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A in our Quarterly Report on Form 10Q period ending June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any equity securities during the three months ended September 30, 2010 which were not registered under the Securities Act of 1993 as amended.

On September 22, 2010, in connection with our acquisition of EvoTek LLC, we issued 89,207 shares of our common stock to the seller of EvoTek LLC, in a private placement pursuant to Section 4(2) of the Securities Act, as a portion of the consideration of the acquisition. These shares were placed into escrow to be released in three equal annual installments upon achievement of certain product development milestones. No underwriters were involved with the issuance of such common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2010	—	$—	n/a	n/a
August 1–31, 2010	—	—	n/a	n/a
September 1–30, 2010	—	—	n/a	n/a

Total	—	$—	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report:

2.1	Asset Purchase and Assumption Agreement, dated as of August 4, 2010, by and among IMPCO Technologies, Inc., Productive Concepts International LLC, Robert Lykins, and, only with respect to Section 2.3(c), Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on August 5, 2010).

2.2	Equity Purchase Agreement, dated as of September 3, 2010, by and among IMPCO Technologies, Inc., EvoTek LLC, Tana Wroblewski, Gerald Wroblewski, and, only with respect to Section 2.2(b), Fuel Systems Solutions, Inc.

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL SYSTEMS SOLUTIONS, INC.

Date: November 9, 2010	By:	/S/ MATTHEW BEALE
Matthew Beale President and Chief Financial Officer