Form 10-K
period 2010-12-31
Fuel Systems Solutions, Inc.
filed 2011-03-03
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $457.3 million based upon the closing sale price of the registrant’s common stock of $25.95 on June 30, 2010, as reported on the Nasdaq Stock Market.

As of February 15, 2011, the registrant had 19,921,217 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

FUEL SYSTEMS SOLUTIONS, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K. These statements are not historical facts, but instead involve known and unknown risks, uncertainties and other factors that may cause our or our company’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward looking statements. Statements in this Form 10-K that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Words such as: “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seeks,” “on-going” or the negative of these terms or other comparable terminology often identify forward-looking statements, although not all forward-looking statements contain these words. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and beliefs concerning future business conditions, our results of operations, financial position and our business outlook, or state other “forward-looking” information based on currently available information. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. A list of the known material factors that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is included in Item 1A “Risk Factors.” These forward-looking statements are not guarantees of future performance. We cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not place undue reliance on these forward looking statements. The forward-looking statements made in this Form 10-K relate to events and state our beliefs, intent and our view of future events only as of the date of this form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business.

Overview

We design, manufacture and supply alternative fuel components and systems for use in the transportation and industrial markets on a global basis, primarily outside the United States. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For over 50 years, we have developed alternative fuel products. We supply our products and systems to the marketplace through a global distribution network of approximately 850 distributors and dealers in more than 65 countries and more than 175 original equipment manufacturers, or OEMs.

We offer an array of components, systems and fully integrated solutions for our customers, including:

•	fuel delivery—pressure regulators, fuel injectors, flow control valves and other components designed to control the pressure, flow and/or metering of gaseous fuels;

•	electronic controls—solid-state components and proprietary software that monitor and optimize fuel pressure and flow to meet manufacturers’ engine requirements;

•	gaseous fueled internal combustion engines—engines manufactured by OEMs that are integrated with our fuel delivery and electronic controls;

•	systems integration—systems integration support to integrate the gaseous fuel storage, fuel delivery and /or electronic control components and sub-systems to meet OEM and aftermarket requirements;

•	auxiliary power systems—fully integrated auxiliary power systems for truck and diesel locomotives; and

•	natural gas compressors—natural gas compressors and refueling systems for light and heavy duty refueling applications.

Automobile manufacturers, taxi companies, transit and shuttle bus companies and delivery fleets are among the most active customers for our transportation products. Our largest markets for transport products are currently, and have historically been, outside the United States. As a result of recent acquisitions in the United States, we now have a full suite of automotive capabilities, including CARB certified, dedicated systems product line and in-house OEM systems engineering platform, enhancing our ability to leverage our existing relationship with fleet customers and other manufacturers as they roll out CNG and LPG versions of key fleet vehicles. Manufacturers of industrial mobile equipment and stationary engines are among the most active customers for our industrial products. The wide availability of gaseous fuels in world markets combined with their lower emissions and cost compared to gasoline and diesel fuels is driving rapid growth in the global alternative fuel industry.

Unless the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to Fuel Systems Solutions, Inc., or Fuel Systems and its subsidiaries. We were incorporated in Delaware in 1985 after having provided automotive and alternative fuel solutions in a variety of organizational structures since 1958. In 2006, we reorganized our business and corporate structure creating Fuel Systems Solutions, Inc. as a holding company with our two operating segments, IMPCO operations, and BRC operations. Our IMPCO operations consist mainly of our industrial business but include certain activities in the transportation market undertaken at our facilities. All other business in the transportation market is conducted by our BRC operations.

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

Our Industry

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

The World Energy Outlook 2009 projects the global primary energy demand to grow by 40% between 2007 and 2030 at an average annual rate of 1.5% per year. Even though the earth’s energy resources are adequate to meet this demand, the amount of investment that will be needed to exploit these resources will be higher than in the past. World Energy Outlook 2009 estimated that an investment of $26.0 trillion is needed through 2030. According to the World Energy Outlook 2009, world oil resources are judged to be sufficient to meet the projected growth in demand to 2030; however, a supply-side crunch involving an abrupt escalation in oil prices cannot be ruled out. Consequently, natural gas remains a key fuel in the electric power and industrial sectors. Consumption of natural gas worldwide is expected to rise from 106 trillion cubic feet in 2007 to 152 trillion cubic feet in 2030. Gaseous fuels such as propane and natural gas, have significant reserves available worldwide that are less costly to refine compared to crude oil and have historically been less expensive than liquid fuels. According to the U.S. Geological Survey’s World Petroleum Assessment 2000, a significant volume of natural gas remains to be discovered. China and India, the world’s most heavily populated nations, are actively developing their infrastructure to facilitate natural gas consumption and imports.

Environmental concerns have also driven the growth of the alternative fuel industry. According to the Natural Gas Vehicles for America, per unit of energy, natural gas contains less carbon than any other fossil fuel, and thus produces lower carbon dioxide (CO2) emissions per vehicle mile traveled. Tests have shown that vehicles operating on natural gas produce up to 20 to 30 percent less greenhouse gas emissions than comparable diesel and gasoline fueled vehicles. Tests conducted by the U.S. Environmental Protection Agency show that propane-fueled vehicles produce 30 percent to 90 percent less carbon monoxide and about 50 percent fewer toxins and other smog-producing emissions than gasoline engines, as reported by the Propane Education Resource Council.

We are directly involved in two market segments: the transportation segment and the industrial segment, including mobile and power generation equipment. These segments have seen growth in the use of clean-burning gaseous fuels due to the less harmful emissions effects of gaseous fuels and the cost advantage available in many markets of gaseous fuels over gasoline and diesel fuels.

Transportation

According to the most recent statistics from the World LP Gas Association and International Association for Natural Gas Vehicles, there are over fourteen million propane, or LPG, vehicles and nearly ten million compressed natural gas, or CNG, vehicles in use worldwide, either for personal mobility, fleet conveyance or public transportation. As the world’s vehicle population increases, most growth is expected to occur in developing countries within Asia, North Africa and areas of the Middle East. These regions currently have the lowest ratio of vehicles per one thousand people and are slated to grow rapidly over the next ten years as economic improvements stimulate personal vehicle ownership. In Europe, Asia and Latin America, alternative fuel vehicles operating on propane and natural gas are widely available through OEM and aftermarket distribution channels and have gained important penetration of total vehicles in circulation in many countries.

In the United States the transportation market for LPG, CNG and other gaseous fuel vehicles has been limited, but recently a market for dedicated natural gas vehicles has emerged and we have recently invested in that market. See Item 7, “Management’s Discussion and Analysis, Overview”.

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

Competitive Advantages

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

In 2010, one customer represented 14.6% of the consolidated sales. In 2009, two customers represented 13.0% and 11.6% of our consolidated sales, respectively. In 2008, one customer represented 10.7% of our consolidated sales. During 2010, 2009 and 2008, sales to our top ten customers accounted for 53.0%, 62.0% and 36.3% of our consolidated sales, respectively. If our largest customer or several of these key customers were to reduce their orders substantially, we would suffer a decline in sales and profits, and those declines could be substantial.

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

• Applications engineering services for whole vehicle/machine integration outside of our products

• Full three dimensional design modeling and component rapid prototyping services

Certification

•    Certification of component products and systems in line with the requirements of California Air Resources Board and Environmental Protection Agency for off- highway engines as well as European ECE-ONU certifications

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

Sales and Distribution

We sell products through a worldwide network encompassing over 850 distributors and dealers in more than 65 countries and through a sales force that develops sales with distributors, OEMs and large end-users. Our operations focus on OEM and aftermarket distributors in the transportation, industrial and power generation markets. Of these markets, we believe that the greatest potential for growth is in the Europe, Asia, North America and Middle East regions in sales to transportation OEMs and aftermarket distributors and installers and in North America in sales to industrial OEMs and the related aftermarket.

During the years 2010, 2009 and 2008, sales to distributors accounted for 49.4%, 35.5%, and 60.5%, respectively, of our net revenue, and sales to OEM customers accounted for 50.6%, 64.5%, and 39.5%, respectively, of our net revenue.

Distributors generally service the aftermarket business for the conversion of liquid fueled engines to gaseous fuels. Many domestic distributors have been our customers for more than 30 years, and many of our export distributors have been our customers for more than 20 years.

Information regarding revenue, income and assets of each of our two business segments, IMPCO operations and BRC operations, and our revenue and assets by geographic area is included in Note 17 to the consolidated financial statements included elsewhere in this Annual Report on Form 10K as well as in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Manufacturing

We manufacture and assemble a majority of our products at our facilities in Santa Ana, California, Union City, Indiana, Kitchener, Canada, Beccar, Argentina and Cherasco, Italy and to a lesser extent at some of our other international facilities. Current manufacturing operations consist primarily of mechanical assembly and light machining. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic and foreign automotive and electronics suppliers, die casters, stamping operations, specialized diaphragm manufacturers and machine shops. During 2010, one supplier represented 10.3% of the consolidated raw materials and services. During 2009, one supplier represented 12.4% of the consolidated raw materials and services. During 2008, no suppliers represented more than 10.0% of the consolidated purchases of raw materials and services.

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

Research and Development

Our research and development programs provide the technical capabilities that are required for the development of systems and products that support the use of gaseous fuels in internal combustion engines. Our research and development is focused on fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines. In 2010, we expanded our research and development facility in Italy to continue to serve our customers with new products and capabilities. Our research and development expenditures were approximately $20.8 million, $15.2 million, $11.1 million in 2010, 2009, and 2008, respectively.

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

Employees

As of December 31, 2010, we employed approximately 1,600 persons, excluding those employed by our unconsolidated affiliates in India. Of these employees, 419 were employed in IMPCO operations, of which 199 are foreign employees, and approximately 1,175 were employed in BRC operations, all of which are foreign employees. Employees in Italy, the Netherlands and Argentina are represented by a collective bargaining agreement. Personnel employed by our foreign subsidiaries are often subject to national labor contracts. We consider our relations with our employees and unions to be good.

Intellectual Property

We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have approximately one hundred patents registered in countries located in North America, Europe, and Asia. We do not expect the expiration of our patents to have a material effect on our revenue.

We also rely on a combination of trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. However, we cannot be sure that these intellectual property rights provide sufficient protection from competition. We believe that our intellectual property protected by copyright and trademark protection is less significant than our intellectual property protected by patents. Third parties may claim that our products and systems infringe their patents or other intellectual property rights. Identifying third party patent rights can be particularly difficult, especially since patent applications are not published until 18 months after their filing dates. If a competitor were to challenge our patents, or assert that our products or processes infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to design around their patents, pay substantial damages or even be forced to cease our operations, any of which could be expensive and/or have an adverse effect on our operating results. Third party infringement claims, regardless of their outcome, would not only consume our financial resources, but also would divert the time and effort of our management and could result in our customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

Item 1A.	Risk Factors.

The success of our recent investments in the automotive alternative fuel transportation business in the United States is contingent on the growth of the gaseous alternative fuel industry in the United States.

We recently expanded our automotive alternative fuel transportation activities in the United States by acquiring two businesses. The return on our investments is dependent among other factors on the expansion of the United States market for vehicles that operate on gaseous alternative fuels. If this market does not expand, the revenues and profits generated by these investments may not justify the purchase prices that we paid for them.

Reduced consumer or corporate spending due to weakness in the financial markets and uncertainties in the economy, domestically and internationally, may materially and adversely affect our revenue, operating results and cash flows.

We depend on demand from the consumer, OEM, contract manufacturing, industrial, automotive and other markets we serve for the end market applications that use our products and services. All of these markets have been, and may continue to be, affected by the recent instability in global financial markets that have caused extreme economic disruption. Reductions in consumer or corporate demand for our products and services as a result of uncertain conditions in the macroeconomic environment, such as volatile energy prices, inflation, fluctuations in interest rates, difficulty securing credit, extreme volatility in security prices, diminished liquidity, mortgage failures, or other economic factors, may materially and adversely affect our revenue, operating results and cash flows.

Negative economic conditions may also materially impact our customers, suppliers and other parties with which we do business. Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders, reduce the volume of products they purchase from us in the future or seek price concessions. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers who operate in cyclical industries or who may not be able to secure sufficient credit in order to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations, liquidity and financial condition.

Adverse economic and financial market conditions may also cause our suppliers to be unable to provide materials and components to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for our amounts owing them or reducing the maximum amount of trade credit available to us. While we have not yet experienced changes of this type, they could have a material adverse effect on our results of operations, liquidity and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for, and respond to, those changes, and we could be materially and adversely affected.

We maintain a significant investment in inventory and have recently made significant investments in the expansion of our operations to meet recent increases in demand for our product without long-term contracts with customers. A decline in our customers’ purchases would lead to a decline in our revenue and could result in a decrease in our operating results and cash flows.

We do not have long-term contracts with our customers. Generally, our product sales are made on a purchase order basis, which allows our customers to reduce or discontinue their purchases from us. Accordingly, we cannot predict the timing, frequency or size of our future customer orders. Our ability to accurately forecast our sales is further complicated by the current global economic and financial uncertainty. We maintain significant inventories at BRC Group, the principal operating company in our transportation division, in an effort to ensure that our European transportation customers have a reliable source of supply. Our total inventory at December 31, 2010 was $85.9 million, a decrease of $4.5 million compared to our total inventory at December 31, 2009, nonetheless, if we fail to anticipate the changing needs of our customers and accurately forecast our customer demands, our existing and potential customers may not place orders with us, which would decrease our revenue, and we may accumulate significant inventories of products that we will be unable to sell which may result in a significant decline in the value of our inventory. As a result, our revenue, gross profit and other operating results and cash flows may be materially and adversely affected.

In addition, during 2009, we expanded our operational capacity, including opening new facilities in Italy, to address increased demand for our fuel systems components and systems, and in 2010, we have increased substantially our investment in research and development. We may continue to make significant investments in our business without any guarantees or long-term commitments from our customers that they will continue to purchase our components and systems with the same timing, frequency and size as we expect. As a result, if there is insufficient demand for our components and systems, we may not recover the costs of any increased investment in our operations, which could have a material, adverse effect on our financial position, liquidity and results of operations.

The development of our business is dependent on the availability of gaseous fueling infrastructure

Many countries, including the United States, currently have limited or no infrastructure to deliver natural gas and propane to consumers. In the United States, alternative fuels such as natural gas currently cannot be readily obtained by consumers for motor vehicle use, and only a small percentage of motor vehicles manufactured for the United States are equipped to use alternative fuels. Users of gaseous fuel vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products and services. We cannot assure you that the United States or global market for gaseous fuel engines will expand broadly or, if it does, that it will result in increased sales of our fuel system products.

An expansion of OEM offering of gaseous fuel vehicles employing internally developed OEM technology would likely result in a decrease in our revenue and profit margins.

We derive a substantial portion of our revenue from the sale of gaseous fuel systems and components to automobile OEMs. An expansion in the offering of OEM gaseous fuel vehicles employing internally developed OEM technology could reduce demand for our systems and components and would likely have a negative impact on our revenue and profits.

We currently face, and will continue to face, significant competition, which could materially and adversely affect us.

We currently compete with companies that manufacture products to convert liquid-fueled internal combustion engines to gaseous fuels. Our competitors in the future may have greater name recognition, larger customer bases, broader global reach and a wider array of product lines, as well as greater financial resources and access to capital than we have. We are also subject to competition from other alternative fuels and alternative fuel technologies, including ethanol, electric and hybrid electric and fuel cells, and we cannot assure you that such technologies will not be favored over gaseous fuel technologies in the future. We also cannot assure you that our competitors will not create new and improved innovative gaseous fuel technologies. Increases in the market for alternative fuel vehicles may cause automobile or engine manufacturers to develop and produce their own fuel conversion or fuel management equipment rather than purchasing the equipment from suppliers such as us or to employ competing technologies. Further, greater acceptance of alternative fuel engines may result in new competitors. Should any of these events occur, either alone or in combination, the total potential demand for, and pricing of, our products could be negatively affected and cause us to lose business, which could materially and adversely affect us.

New technologies could render our existing products obsolete and materially and adversely affect us.

New developments in technology may negatively affect the development or sale of some or all of our products or make our products obsolete. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to increasingly stringent emission standards and performance requirements, and achieve market acceptance in a timely manner could negatively impact our competitive position and may materially and adversely affect us. New product development or modification is costly, involves significant research, development, time and expense and may not necessarily result in the successful commercialization of any new products.

Fluctuation in oil or natural gas prices may result in a decline in the demand for our products and services, which would materially and adversely affect our revenue, operating results and cash flows.

We believe that our sales in recent years have been favorably impacted by changes in consumer demand prompted by rising oil prices and concern over potential increases in oil prices. Conversely, when oil prices decrease and remain low or continue to decrease, it may result in a decline of the demand for our products and services. In addition, volatility in the price of natural gas may have an equal though opposite impact on the demand for our products and services. The potential decline in the demand for our products and services caused by these price fluctuations could materially and adversely affect our revenue, operating results and cash flows.

Our business is directly and significantly affected by regulations relating to reducing vehicle emissions. If current regulations are repealed or if the implementation of current regulations is suspended or delayed, our revenue, operating results and cash flows may decrease significantly.

If regulations relating to vehicle emissions are amended in a manner that may allow for more lenient standards, or if the implementation of such currently existing standards is delayed or suspended, the demand for our products and services could diminish, and our revenue, operating results and cash flows could decrease significantly. In addition, demand for our products and services may be adversely affected by the perception that emission regulations will be suspended or delayed. Accordingly, we rely on stricter emissions regulations, the adoption of which are out of our control and cannot be assured, to stimulate our growth.

We are subject to governmental certification requirements and other regulations, and more stringent regulations in the future may impair our ability to market our products.

We must obtain product certification from governmental agencies, such as the Environmental Protection Agency and the California Air Resources Board, to sell certain of our products in the United States and must obtain other product certification requirements in Europe and other regions. A significant portion of our future revenue will depend upon sales of fuel management products that are certified to meet existing and future air quality and energy standards. We cannot assure you that our products will meet these standards in the future. We incur significant research and developments costs to ensure that our products comply with emissions standards and meet certification requirements in the countries where our products are sold. Our failure to comply with certification requirements could result in the recall of our products and civil or criminal penalties.

Any new government regulation that affects our alternative fuel technologies, whether at the foreign, federal, state, or local level, including any regulations relating to installation and service of these systems, may increase our costs and the price of our systems and adversely affect the effectiveness of the related technologies. As a result, these regulations could materially and adversely affect us.

Changes in tax policies and governmental incentives may reduce or eliminate the economic benefits that make our products attractive to consumers, which could materially and adversely affect us.

In some jurisdictions and from time to time, government authorities may provide tax benefits and incentives for clean-air vehicles, including tax credits, rebates and reductions in applicable tax rates. In certain of our markets, these benefits extend to vehicles powered by our systems and create economic benefits for our customers. Changes in these tax benefits or incentives, such as the expiration at the end of 2009 of the Italian government’s economic incentives for the purchase of new dual fuel consumer automobiles, may reduce or eliminate the economic benefits that make our products attractive to customers, which could materially and adversely affect us. Government authorities in some countries may from time to time use fuel prices as an instrument of fiscal policy and taxation may vary for different types of fuels, including gaseous fuels. Changes in taxation can affect the retail prices for alternative fuels which can negatively impact the attractiveness of our products.

Some of our foreign subsidiaries have done, and may continue to do, business in countries subject to U.S. sanctions and embargoes, including Iran, and we have limited managerial oversight over those activities.

Some of our foreign subsidiaries sell fuel delivery systems, related parts and accessories to customers in Iran, a country that is currently subject to sanctions and embargoes imposed by the U.S. government and the United Nations and a country identified by the U.S. government as a terrorist-sponsoring state. Some of our foreign subsidiaries may in the future make sales to other countries subject to sanctions and embargoes imposed by the U.S. government. Although these sanctions and embargoes do not prohibit our foreign subsidiaries from selling products and providing services in Iran and these other countries, they do prohibit Fuel Systems and our domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, from participating in, approving or otherwise facilitating any aspect of the business activities in Iran and these other countries. The constraints on our ability to have U.S. persons, including our senior management, provide managerial oversight and supervision over business activities in Iran and other U.S. sanctioned countries may negatively affect the financial or operating performance of such activities. We believe we have procedures in place to conduct these activities in compliance with applicable U.S. laws. Our foreign subsidiaries may also make sales to countries subject to sanctions and embargoes imposed by the European Union. These E.U. sanctions, as well as U.S. sanctions, are complex. We believe we have procedures in place to conduct foreign operations without violating E.U. sanctions. However, if we fail to comply with U.S. laws or E.U. sanctions in our foreign operations, we could be subject to material fines and penalties and incur damage to our reputation, which may lead to a reduction in the market price of our common stock.

In addition, our foreign subsidiaries’ activities in Iran and other U.S. or E.U. sanctioned countries could reduce demand for our common stock among certain of our investors for political reasons.

Recent Iranian sanction laws and regulations have adversely affected our revenues and may cause us other adverse consequences.

On June 9, 2010, the United Nations Security Council by Resolution voted to impose a new and expanded round of sanctions against Iran. On July 27, 2010, the European Union implemented the UN Resolution. On July 1, 2010, President Obama signed into law the new Comprehensive Iran Sanctions and Accountability and Divestment Act of 2010. Moreover, in response to the UN Resolution, other countries around the world have also strengthened and expended laws and regulations imposing sanctions against Iran. This new and expanded round of laws and regulations imposing sanctions on Iran has adversely impacted our revenues derived from Iran. We can offer no assurance that any further expansion of Iranian sanctions will not further adversely affect our revenues and cause us other adverse consequences.

Currency exchange rate fluctuations and devaluations may have a material adverse effect on our revenue and overall financial results.

For the year ended December 31, 2010, non-U.S. operations accounted for approximately 83.2% of our revenue. Most revenues and expenses of our non-U.S. operations are in local currency. Our financial statements are presented in U.S. dollars, therefore, gains and losses on the conversion of foreign currency denominated expenses into U.S. dollars could cause fluctuations in our operating results, and fluctuating exchange rates could cause significantly reduced revenue and gross margins from non-U.S. dollar-denominated revenue, which could materially and adversely affect our overall financial results.

Also, for the year ended December 31, 2010, Euro denominated revenue accounted for approximately 71.2% of our total revenue; therefore a substantial appreciation in the rate of exchange of the U.S. dollar against the Euro could have a significant adverse affect on our financial results.

We currently do not engage in financial hedging against these risks and may not in the future be able to hedge against these risks.

Adverse currency fluctuations may hinder our ability to economically procure key materials and services from overseas vendors and suppliers and may adversely affect our operating results and cash flows.

Because of our significant operations outside of the United States, we engage in business relationships and transactions that involve many different currencies. Exchange rates between the U.S. dollar and the local currencies in these foreign locations where we do business can vary unpredictably. These variations may have an effect on the prices we pay for key materials and services from overseas vendors in our functional currencies under agreements that are priced in local currencies. If the rate of the U.S. dollar depreciates against local currencies, our effective costs for such materials and services would increase, adversely affecting our operating results and cash flows.

We engage in related party transactions, which could result in a conflict of interest involving our management.

We have engaged in the past, and continue to engage, in a significant number of related party transactions, specifically between the Company’s foreign subsidiaries and members of the family of our Chief Executive Officer, Director and largest stockholder, his brother Pier Antonio Costamagna (one of our executive officers who is Managing Director of BRC Group, the principal operating company in our transportation division, and Director of Mechanical Engineering of MTM, S.r.L., a wholly owned subsidiary of BRC), companies in which our Chief Executive Officer’s family has controlling or other ownership interests, companies that our employees and service providers own in whole or in part and former owners of the companies we have purchased in foreign countries. Many of these relationships stem from the fact that when we acquired these foreign subsidiaries they were privately owned and such transactions are not uncommon in privately owned companies. Our Board, its Audit Committee and its Nominating and Corporate Governance Committee seek to review on an ongoing basis related party transactions as well as new transactions which may be proposed for various issues related to the effect on our business. We cannot assure you that the terms of the transactions with these various related parties are on terms as favorable to us as those that could have been obtained in arm’s-length transactions with third parties, or that the existing policies and procedures are sufficient to identify and completely address conflicts of interest that may arise. Related party transactions could result in related parties receiving more favorable treatment than an unaffiliated third party would receive, although these parties may provide goods or services that are not readily available elsewhere in some situations. In addition, related party transactions present difficult conflicts of interest, could result in significant and minor disadvantages to our company and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our stockholders.

We have a significant amount of goodwill and intangible assets that may become impaired, which could impact our results of operations.

Approximately $30.3 million, or 6.7%, of our total assets at December 31, 2010 were net intangible assets, including technology, customer relationships and trade name, and approximately $53.8 million, or 11.8%, of our total assets at December 31, 2010 were goodwill that relates to our acquisitions. We amortize the intangible assets, with the exception of goodwill, based on our estimate of their remaining useful lives and their values at the time of acquisition. We are required to test goodwill for impairment at least on an annual basis, or earlier if we determine it may be impaired due to change in circumstances. We are required to test the other intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the intangible assets may not be recoverable. If impairment exists in any of these assets, we are required to write-down the related asset to its estimated recoverable value as of the measurement date. Such impairment write-downs may significantly impact our results of operations.

We are dependent on certain key customers, and the loss of one or more customers could have a material adverse effect on us.

A substantial portion of our business results from revenues from key customers. For the year ended December 31, 2010, one customer represented 14.6% of our consolidated revenues. In the year ended December 31, 2009, two customers represented 13.0% and 11.6% of our consolidated revenues, respectively. In the year ended December 31, 2008, one customer represented 10.7% of our consolidated revenues. Revenues from our top ten customers during the years ended December 31, 2010, 2009 and 2008 accounted for approximately 53.0%, 62.0% and 36.3% of our consolidated revenues, respectively. If one or more of these key customers were to reduce their orders from us substantially, we would suffer a decline in revenue, which may materially and adversely affect us.

We may not be able to successfully integrate our recently acquired business or any future acquired businesses into our existing worldwide business without substantial expenses, delays or other operational or financial problems.

During 2009 we acquired the Argentina companies Distribuidora Shopping S.A. Tomasetto Achille, S.A., and the Teleflex Systems business. During 2010, we acquired Productive Concepts International LLC’s alternative fuel business and Evotek LLC and as a part of our business strategy we may seek to acquire additional businesses, technologies or products in the future. We cannot assure you that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders or that our management will be able to integrate or manage the acquired business effectively, efficiently and in a timely manner. We could also incur unanticipated expenses or losses in connection with any acquisition or future transaction.

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

•	substantial diversion of management’s time and attention from day-to-day business when evaluating and negotiating such transactions and then integrating an acquired business;

•	discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired that are not realizable;

•	costs and delays in implementing, and the potential difficulty in maintaining, uniform standards, controls, procedures and policies, including the integration of different information systems;

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; and

•	failure to achieve anticipated benefits, such as cost savings and revenue enhancements.

We face risks associated with marketing, distributing, and servicing our products internationally.

In addition to our operations in the United States, we currently operate in Canada, Italy, Australia, India, Pakistan, the Netherlands, Japan, Brazil, Argentina and Venezuela, and market our products and technologies in other international markets, including both industrialized and developing countries. During the year ended December 31, 2010, approximately 14% of our revenue was derived from sales to customers located within the United States and Canada, and the remaining 86% was derived from sales in Asia, Europe, Latin America and the Middle East. During 2009 and 2008, approximately 8% and 13% of our revenue, respectively, was derived from sales to customers located within the United States and Canada, and the remaining 92% and 87%, respectively, was derived from sales in Asia, Europe, Latin America and the Middle East. Additionally, approximately 86% of our employees and 91% of our approximately 850 distributors and dealers worldwide are located outside the United States. Our combined international operations are subject to various risks common to international activities, such as the following:

•	our ability to maintain good relations with our overseas employees, suppliers, distributors and customers to collect amounts owed from our overseas customers;

•

expenses and administrative difficulties associated with maintaining a significant labor force outside the United States, including, without limitation, the need to comply with employment and tax laws and to adhere to the terms of real property leases and other financing arrangements in foreign nations;

•	exposure to currency fluctuations;

•	potential difficulties in enforcing contractual obligations and intellectual property rights;

•	complying with a wide variety of laws and regulations, including product certification, environmental, and import and export laws;

•	the challenges of operating in disparate geographies and cultures;

•	political and economic instability; and

•	adverse tax consequences, including, without limitation, restrictions on our ability to repatriate dividends from our subsidiaries.

We depend on a limited number of third party suppliers for key materials and components for our products.

We have established relationships with third party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products effectively, or would significantly increase our production costs, either of which could materially and adversely affect us. In addition, we rely on a limited number of suppliers for certain proprietary die cast parts, electronics, software, catalysts and engines for use in our end products. Approximately 28.9%, 45.7%, and 34.6% of our purchases of raw materials and services during the years ended December 31, 2010, 2009, and 2008, respectively, were supplied by ten entities. During 2010, one supplier represented 10.3% of our purchases of raw materials and services. During 2009, one supplier represented 12.4% of our purchases of raw materials and services. During 2008, no suppliers represented more than 10% of our purchases of raw materials and services.

We are highly dependent on certain key personnel.

Our success depends on the management and leadership skills of our senior management team. The unexpected loss of any of these individuals or an inability to attract and retain additional personnel could impede or prevent the implementation of our business strategy. We cannot assure that we will be able to retain all of our existing senior management personnel or attract additional qualified personnel when needed. Additionally, we do not maintain key-man life insurance on any of our senior management personnel.

Mariano Costamagna’s employment agreement may limit our Board of Directors’ ability to change our senior management.

Mariano Costamagna, our Chief Executive Officer and a member of our Board of Directors, has entered into an employment agreement with us that is effective from January 1, 2009 until December 31, 2012. This new employment agreement provides for an annual base salary of $145,000 paid in U.S. dollars and €335,000 paid in Euros, as well as bonuses, benefits and reasonable business expenses. If, during the term of his employment, we terminate Mr. Costamagna’s employment other than for “cause” or disability or if Mr. Costamagna resigns for “good reason,” we must pay Mr. Costamagna a severance payment equal to $5.0 million divided into five equal installments (the first of which is due on the 60th day following termination with subsequent installments due on each anniversary of termination), provided that Mr. Costamagna abides by certain covenants limiting his ability to compete with us, solicit our employees or interfere with our business during those four years following his termination. The required severance payment may limit our Board of Directors’ ability to decide whether to retain or to replace Mr. Costamagna or to reallocate management responsibilities among our senior executives, a fact that could, in certain circumstances, materially and adversely affect us.

Unionized labor disputes at original equipment manufacturer facilities can negatively affect our product sales.

As we become more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. For the year ended December 31, 2010, direct OEM product sales accounted for approximately 50.6% of our revenue. For 2009 and 2008, direct OEM product sales accounted for approximately 64.5% and 39.5% of our revenue, respectively. Labor unions represent most of the labor forces at OEM facilities. In the past, labor disputes have occurred at OEM facilities, which have adversely impacted our direct OEM product sales. Such labor disputes are likely to occur in the future and, if they do occur, they could materially and adversely affect us.

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

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s time and attention.

From January 1, 2010 through December 31, 2010, our stock price has fluctuated from a low of $24.50 to a high of $51.94. For 2009, our stock price fluctuated from a low of $9.83 to a high of $52.53. During 2008, our stock price fluctuated from a low of $9.80 to a high of $61.24. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the time and attention of our management.

Our actual operating results may differ materially from our guidance.

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions and estimates inherent in the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Facilities

Our executive offices are located in New York, New York. We currently lease additional manufacturing, research and development and general office facilities, under leases expiring through 2019, in the following locations set forth below:

Location	Principal Uses	Square Footage
IMPCO Operations:
Santa Ana, California	Sales manufacturing, design, development and testing	108,000
Sterling Heights, Michigan	Sales, marketing application, development and assembly	83,000
Union City, Indiana	Sales, marketing application and assembly	75,000
Gorinchem, Holland	Sales, marketing application, development and assembly	87,000
Fukuoka, Japan	Sales, marketing application and assembly	8,000
Ontario, Canada	Sales, marketing application, development and assembly, manufacturing	110,000
BRC Operations:
Cherasco, Italy	Sales, marketing application, development and assembly, manufacturing	465,000
Livorno (Collesalvetti), Italy	Assembly	149,000
Cesena, Italy	Sales, marketing application, development and assembly	25,000
Melbourne, Australia	Sales, marketing application, development and assembly	72,000
Karachi, Pakistan	Sales and marketing	9,000
Beccar, Argentina	Sales, marketing and assembly, manufacturing	291,000
Valencia, Venezuela	Sales and assembly	12,000

Total (1)		1,494,000

(1)	Properties leased by our unconsolidated affiliates are excluded from the above table.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Stock Market under the symbol “FSYS.” As of December 31, 2010, there were approximately 265 holders of record of our common stock. The high and low per share prices of our common stock as reported on the Nasdaq Stock Market were as follows:

	High	Low
Year Ended December 31, 2010
First Quarter	$51.94	$26.09
Second Quarter	$34.89	$24.68
Third Quarter	$40.00	$24.50
Fourth Quarter	$42.65	$29.32
Year Ended December 31, 2009
First Quarter	$36.34	$9.83
Second Quarter	$26.75	$12.77
Third Quarter	$38.34	$18.13
Fourth Quarter	$52.53	$30.72

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

Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the three years ended December 31, 2010 which were not registered under The Securities Act of 1993 as amended.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock in the open market during the fourth quarter of 2010.

Item 6.	Selected Financial Data.

The following selected financial data with respect to our Consolidated Statements of Income data for each of the five years in the period ended December 31, 2010 and the Consolidated Balance Sheet data as of the end of each such fiscal year are derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Effective January 1, 2009, we adopted the new guidance for non-controlling interests in consolidated financial statements. This new guidance outlines new accounting and reporting requirements for ownership interests in subsidiaries held by parties other than the parent (previously known as minority interest) which requires, among other items: (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) the amount of consolidated net income attributable to the parent and the non-controlling interests be clearly identified and presented on the face of the consolidated statement of income; and (c) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The presentation and disclosure requirements of the new guidance were required to be applied retrospectively for all periods presented. The following Five Year Summary Selected Financial Information reflects this new guidance for all periods presented.

	Years Ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Statements of Operations:
Revenue	$430,632	$452,325	$382,697	$265,331	$220,816
Cost of revenue	298,259	303,789	274,060	201,200	166,663

Gross profit	132,373	148,536	108,637	64,131	54,153

Operating expenses
Research and development expense	20,775	15,151	11,069	7,946	8,056
Selling, general and administrative expense	53,297	53,079	47,562	36,906	26,062
Goodwill impairment loss	—	—	3,907	—	—

Total operating expenses	74,072	68,230	62,538	44,852	34,118

Operating income	58,301	80,306	46,099	19,279	20,035
Other income (expense)	1,539	2,706	(2,379)	(2,811)	(2,576)

Income before tax and cumulative effect of a change in accounting principle/extraordinary gain	59,840	83,012	43,720	16,468	17,459
Equity share in earnings of unconsolidated affiliates	—	852	454	416	685
Impairment loss in unconsolidated affiliates	—	—	—	—	(271)
Income tax expense (1)	(19,556)	(34,023)	(20,161)	(9,159)	(9,293)

Income, net of tax, before cumulative effect of a change in accounting principle/extraordinary gain	40,284	49,841	24,013	7,725	8,580
Cumulative effect of a change in accounting principle/extraordinary gain, net of tax (2)	—	—	243	—	—

Net income	40,284	49,841	24,256	7,725	8,580
Less: Net income attributed to non-controlling interests	(582)	(2)	(914)	(1,842)	(1,668)

Net income attributable to Fuel Systems	$39,702	$49,839	$23,342	$5,883	$6,912

Net income per share attributable to Fuel Systems (3):
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle/extraordinary gain attributable to Fuel Systems	$2.24	$2.96	$1.47	$0.38	$0.46
Per share effect of the cumulative effect of a change in accounting principle/extraordinary gain	$—	$—	$0.02	$—	$—

Net income attributable to Fuel Systems	$2.24	$2.96	$1.49	$0.38	$0.46

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle/extraordinary gain attributable to Fuel Systems	$2.23	$2.95	$1.46	$0.38	$0.46
Per share effect of the cumulative effect of a change in accounting principle/extraordinary gain	$—	$—	$0.02	$—	$—

Net income attributable to Fuel Systems	$2.23	$2.95	$1.48	$0.38	$0.46

Balance Sheet Data (at end of period):
Total current assets	$306,928	$290,268	$200,648	$155,110	$120,973
Total assets	454,563	417,112	287,327	247,370	199,033
Total current liabilities	96,079	148,459	117,886	84,544	63,867
Long-term obligations	19,917	25,425	15,484	21,172	18,717
Total equity	338,567	243,228	153,957	141,654	116,449

(1)	Includes in the years ended December 31, 2010, 2009, 2008, 2007, and 2006, ($0.3) million, $5.0 million, $2.9 million, $1.8 million, and $0.2 million, respectively, of additions and reductions to valuation allowance to establish a reserve for the deferred tax assets that are unlikely to be realized in the next three years (see Note 9 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
(2)	For 2008, extraordinary gain of $0.2 million was recorded related to the repurchase of the 49% of non-controlling interest in IMPCO BV.
(3)	See Note 13 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to determine the number of shares used to compute net income per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We design, manufacture and supply alternative fuel components and systems for use in the transportation and industrial markets on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For 50 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of over 850 distributors and dealers in more than 65 countries and more than 175 original equipment manufacturers, or OEMs.

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

We recently completed the acquisitions of Productive Concepts International, LLC (“PCI”) and Evotek LLC (“Evotek) to expand our activities in the automotive markets within the United States. Evotek and PCI together equip our U.S. automotive business with the capabilities necessary to be a leader in this market. Evotek is a strategic transaction that we believe immediately positions Fuel Systems to compete in the dedicated natural gas vehicle (NGV) OEM market emerging in the United States. PCI adds key technology and industry relationships to further our North American OEM and fleet market strategy, and also expands our vehicle modification and systems integration capabilities for a variety of alternative fuel applications, including hybrid, CNG, propane and dual-fuel diesel. We continue to believe fleet vehicles offer attractive opportunities for our gaseous fuel solutions in the U.S. We now have a full suite of automotive capabilities in this market, including a CARB certified, dedicated systems product line and in-house OEM systems engineering platform, enhancing our ability to leverage our existing relationships with fleet customers and other manufacturers as they roll out CNG and LPG versions of key fleet vehicles.

For the year ended December 31, 2010 revenue decreased approximately 4.8%, operating profit decreased approximately 27.4% and diluted EPS decreased by 24.4%. These results were driven primarily by the expiration of the Italian government incentives which drove strong results in our BRC operations related to our post-production OEM (“DOEM”) sales for the prior year. Beginning in the second quarter 2010 and continuing into the third and fourth quarters our volumes for DOEM conversions decreased approximately 49%, 80% and 92% respectively compared to the comparable prior year quarter. The expiration of the Italian government incentives were partially offset by increased activity in our IMPCO operations as well as our aftermarket business. We expect lower DOEM volumes to continue into 2011.

Net cash provided by operations was $66.7 million for the year ended December 31, 2010. In addition, we completed an underwritten offering for the sale of 2,300,000 shares of our common stock. Including the net proceeds from the sale of $64.9 million, our net cash position of $112.4 million provides us with adequate capital for working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets.

Recent Developments

Acquisition of Productive Concepts International LLC

On September 2, 2010, we acquired Productive Concepts International LLC’s alternative fuel vehicle business (“PCI”) for an estimated transaction value of approximately $13.0 million including $975,000 in assumed debt. Based in Union City, Indiana, PCI is a specialized vehicle modification and value-added systems integrator for a variety of alternative fuel applications including hybrid, CNG, propane and dual-fuel diesel. We paid $7.7 million at closing, with an additional cash payment of $4.0 million payable due upon the achievement of a system installation volume milestone prior to December 31, 2011. Further performance payments of up to $20 million in Fuel Systems Solutions stock may be made in the future based on the achievement of 2011 and 2012 revenue targets. The first performance payment of $20.0 million is expected to be paid no later than 90 days after the end of calendar year 2011 if revenue is greater than $45 million for 2011. The second performance payment of $20.0 million is expected to be paid no later than 90 days after the end of calendar year 2012 if revenue is greater than $65.0 million for 2012. The range of the undiscounted amounts that we could be required to pay for these earnout payments is between $0.0 and $40.0 million. In accordance with the FASB issued authoritative guidance, we determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which we believe is appropriate and representative of a market participant assumption. Once the purchase accounting for PCI has been finalized, future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. As of the closing date of the acquisition, the PCI contingent consideration was assigned a preliminary fair value of approximately $5.1 million, of which $4.0 million is in escrow and classified in other current assets in the Condensed Consolidated Balance Sheet at December 31,

2010. The results of operations of PCI have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated based on management’s preliminary estimates as follows (in thousands):

Total tangible assets	$669
Intangible assets subject to amortization	8,900
Goodwill	3,451

Total assets acquired	13,020
Less: total liabilities (including contingent consideration)	(5,327)

Total net assets recorded	$7,693

Of the $8.9 million of acquired intangible assets, the entire amount relates to customer relationships with a useful life of approximately 8 years. The continued development of the U.S. alternative fuel vehicle market as well as potential legislative changes impacting this market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $3.5 million. The acquired goodwill is deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. Management is in the process of finalizing its valuations of certain intangible assets as well as the contingent consideration; thus the value of the consideration paid and allocation of the purchase price is subject to refinement.

Management has determined that the acquisition of PCI was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Acquisition of Evotek LLC

On September 22, 2010, we acquired Evotek LLC (“Evotek”), a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The aggregate purchase price for 100% of the equity of Evotek was approximately $4.0 million in cash. In addition, we issued 89,207 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The 89,207 shares of common stock are in escrow and will be released in three equal annual installments upon achievement of certain product development milestones. The Evotek contingent consideration (shares held in escrow) with a value of $3 million will be recognized as share based compensation expense (with a debit to research and development and a credit to additional paid-in capital), over the earn-out period provided generally that such former Evotek employee is an employee of the Company at the time the acquisition-related contingent consideration is earned. The results of operations of Evotek have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated based upon management’s preliminary estimate as follows: $3.7 million to existing technology with an estimated useful life of 7 years and approximately $0.1 million to net tangible asset. As with the PCI acquisition, the continued development of the U.S. alternative fuel market as well as potential legislative changes impacting this market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $0.2 million. The acquired goodwill is deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. Management is in the process of finalizing its valuations of certain intangible assets as well as the contingent consideration; thus the value of the consideration paid and allocation of the purchase price is subject to refinement.

Management has determined that the acquisition of Evotek was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Capital Transactions

On December 15, 2010, we closed an underwritten public offering of 2,300,000 shares of common stock including 300,000 shares issued pursuant to an underwriter’s overallotment option at a price of $30.00 per share. Net proceeds from the offering were $64.9 million, after deducting underwriting discounts and offering expenses. Under a committed credit facility with Intesa Sanpaolo S.p.A., we were required to use the net proceeds from the offering to repay the outstanding balance under such facility. Following such mandatory repayment, we expect to use the remaining net proceeds from the offering for working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets.

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

Revenue Recognition

We recognize revenue upon transfer of title and risk of loss, generally when products are shipped provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, and management believes collectability is reasonably assured. We consider arrangements with extended payment terms not to be fixed or determinable unless they are secured under an irrevocable letter of credit arrangement guaranteed by a reputable financial institution, and accordingly, we defer such revenue until amounts become due and payable. We classify shipping and handling charges billed to customers as revenue. Shipping and handling costs paid to others are classified as a component of cost of sales when incurred. We provide for returns and allowances as circumstances and facts require.

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

Inventory Reserves

We write down our inventory for estimated slow moving and obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill and Intangible Assets

We recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of the consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. In those acquisitions that include contingent consideration—i.e. earnout payments to be paid upon the satisfaction of certain milestones—as part of the total consideration paid, we determine the fair value of this liability at the acquisition date using a probability weighted income approach. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed (including any contingent consideration) at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and they are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to:

•	future expected cash flows from acquired developed technologies and patents and other customer contracts and;

•

the life of the acquired developed technologies and patents; the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and g

•	risk associated with uncertainty, achievement and payment of any milestones; the life of the acquired developed technologies and patents;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly, with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period, our final determination of the uncertain tax positions estimated value, or tax related valuation allowances, changes to these uncertain tax positions’ and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Goodwill and Intangible Assets—Impairment Assessments

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The FASB issued authoritative guidance requiring that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit (i.e. an operating segment, or one level below an operating segment) to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2010, did not result in an impairment charge, nor did we record any goodwill impairment in fiscal 2009 or 2008 in relation with our annual impairment analysis. However, during the second quarter of 2008, changes in the Australian business climate indicated that goodwill for IMPCO Australia might be impaired. As a result, we performed and analysis and recorded an impairment charge of $3.9 million to fully impair IMPCO Australia’s goodwill balance.

We make judgments about the recoverability of purchased finite lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of finite lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate.

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We did not recognize any intangible asset impairment charges in fiscal 2010, 2009 or 2008.

Deferred Taxes

Based upon the substantial net operating loss carryforwards and recent history of losses incurred in certain jurisdictions, we cannot conclude that it is more likely than not that the deferred tax assets in the United States and certain foreign jurisdictions as of December 31, 2010 will be realized within the foreseeable future. The balance of the total United States valuation allowance was $29.7 million as of December 31, 2010. In addition, we have a foreign valuation allowance of $7.0 million as of December 31, 2010. We expect to provide a full valuation allowance on future tax benefits generated in the United States and in certain foreign jurisdictions until we can sustain a level of profitability that demonstrates our ability to utilize the deferred tax assets.

As of December 31, 2010, undistributed earnings, except with respect to a portion of undistributed earnings from BRC, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Residual U.S. taxes have been accrued (applied as a reduction of net operating loss carryforwards) on approximately $30.0 million of earnings of BRC that is not considered indefinitely reinvested. Such amounts could be drawn as a dividend or from BRC in the future without U.S. income tax consequences. Upon distributions of earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. We have accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. It is not practical to determine the income tax impact in the event we repatriate undistributed foreign earnings that are considered indefinitely reinvested. As of December 31, 2010, approximately $1.5 million in foreign withholding taxes was accrued related to undistributed earnings not considered to be indefinitely reinvested.

We believe that we have considered relevant circumstances that we may be currently subject to, and the financial statements accurately reflect our best estimate of the results of our operations, financial condition and cash flows for the years presented. We have discussed the decision process and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Results of Operations

Years Ended December 31, 2010 and 2009

REVENUES

	Year Ended December 31,		Change	Percent Change
	2010	2009
IMPCO Operations	$131,172	$72,337	$58,835	81.3%
BRC Operations	310,167	382,405	(72,238)	(18.9)%
Intersegment	(10,707)	(2,417)	(8,290)	(343.0)%

Total Revenues	$430,632	$452,325	$(21,693)	(4.8)%

IMPCO Operations. The increase in revenue was primarily due to an increase in demand from the industrial market of approximately 31% as well as the transportation market, specifically an increase in the Asian market of more than two fold. In addition, the increase in revenue includes approximately $26.6 million from the acquisition of the Power Systems Business in July 2009 and approximately $5.8 million from the US Automotive market which includes the recent acquisitions of PCI and Evotek.

BRC Operations. The decrease in revenue was primarily due to lower sales for post-productions OEM (“DOEM”) conversions, partially offset by an approximate 17% increase in aftermarket sales. Volumes for the DOEM conversions decreased to approximately 109,000 for the full year 2010 compared with approximately 184,000 for the prior year. The lower DOEM volumes began in the second quarter of 2010, after the expiration of the Italian government auto incentives, continued into Q3 2010, and significantly impacted Q4 2010 as well. In Q4 2010 total revenues were approximately $42.4 million, which included DOEM conversions of approximately 5,300 units, compared to total revenues of $141.3 million in Q4 2009, which included conversions of approximately 66,600 units. We expect lower DOEM volumes to continue into 2011. BRC’s revenue for 2010 includes a decrease of approximately $18.3 million or 4.8% from the weakening of local currencies compared to the dollar from 2009.

The followings represent revenues by product and by geographic location for the years ended December 31, 2010 and 2009:

	Year Ended December 31,		Change	Percent Change
	2010	2009
Transportation	$361,795	$405,028	$(43,233)	10.7%
Industrial	68,837	47,297	21,540	45.5%

Total Revenues	$430,632	$452,325	$(21,693)	(4.8)%

	Year Ended December 31,		Change	Percent Change
	2010	2009
North America	$59,466	$34,339	$25,127	73.2%
Europe:
Italy	160,446	270,549	(110,103)	(40.7)%
All other	94,202	81,608	12,594	15.4%
Asia & Pacific Rim	71,596	49,819	21,777	43.7%
Latin America	44,922	16,010	28,912	180.6%

Total Revenues	$430,632	$452,325	$(21,693)	(4.8)%

COST OF REVENUE

	Year Ended December 31,		Change	Percent Change
	2010	2009
IMPCO Operations	$90,832	$56,537	$34,295	60.7%
BRC Operations	207,427	247,252	(39,825)	(16.1)%

Total Cost of Revenue	$298,259	$303,789	$(5,530)	(1.8)%

IMPCO Operations. The increase relates primarily to the increased volume of sales in the industrial market as well as the full year impact of the Power Systems Business acquired in July 2009.

BRC Operations. The decrease of $39.8 million relates to the decrease in DOEM volumes, beginning in the second quarter 2010 and continuing into the third and fourth quarters, as well as lower compensation and related expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation. Factory utilization and gross profit have been closely tied to DOEM volumes as well. The elimination of incentives has significantly decreased factory utilization resulting in reduced gross profit levels. These decreases were partially offset by the increase in the aftermarket product costs due to higher volume. Cost of revenues for the quarter ended December 31, 2010 decreased to $36.3 million, from $89.0 million in the prior year quarter, primarily due to lower DOEM volumes. We expect pressure on gross profit margins to continue into 2011 due to lower DOEM volumes.

RESEARCH & DEVELOPMENT

	Year Ended December 31,		Change	Percent Change
	2010	2009
IMPCO Operations	$10,693	$7,546	$3,147	41.7%
BRC Operations	10,082	7,605	2,477	32.6%

Total Research and Development	$20,775	$15,151	$5,624	37.1%

IMPCO Operations. The increase relates to additional compensation and related expenses associated with the research and development for the US Automotive market, as well as the additional costs associated with the Power Systems Business, acquired in July 2009, of approximately $2.3 million.

BRC Operations. The increase relates to additional compensation and related expenses associated with the continued investment in various automotive projects including next generation products, OEM quality system solutions and expansion of current products.

SELLING, GENERAL & ADMINISTRATIVE

	Year Ended December 31,		Change	Percent Change
	2010	2009
IMPCO Operations	$14,963	$13,151	$1,812	13.8%
BRC Operations	32,976	32,754	222	0.7%
Corporate	5,358	7,174	(1,816)	(25.3)%

Total Selling, General & Administrative	$53,297	$53,079	$218	0.4%

IMPCO Operations. The increase relates primarily to additional costs in 2010 associated with the Power Systems Business, acquired in July 2009, of approximately $2.1 million.

BRC Operations. The increase relates primarily to certain costs associated with lower sales volumes. Specifically, the fourth quarter of 2010 includes the write-off of certain DOEM assembly lines of approximately $0.7 million, and reserves for potential labor claims from former DOEM employees for approximately $1.2 million. These increases were partially offset by lower outside consultant costs.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses in 2010 decreased compared to 2009 primarily because of a reduction in employees in our corporate office, as well as lower outside service costs.

OPERATING INCOME/(LOSS)

	Year Ended December 31,		Change	Percent Change
	2010	2009
IMPCO Operations	$13,395	$(6,210)	$19,605	315.7%
BRC Operations	50,264	93,690	(43,426)	(46.4)%
Corporate Expenses (1)	(5,358)	(7,174)	1,816	25.3%

	$58,301	$80,306	$(22,005)	(27.4)%

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the year ended December 31, 2010 decreased for the reasons stated above. Operating loss for the quarter ended December 31, 2010 was $3.2 million compared to operating income of $33.4 million for the prior year quarter. This resulted primarily from the timing required to reduce our overall costs of our BRC Operations in proportion to the decrease in revenues.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the years ended December 31, 2010 and 2009 we recognized approximately $1.5 million and $3.1 million, respectively in gains on foreign exchange. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Included in other income for the year end December 31, 2009, is a gain of approximately $1.4 million associated with the acquisition of the remaining 50% ownership interest in WMTM. This acquisition qualified as a step acquisition which occurs when a shareholder obtains control over an entity by acquiring an additional interest in that entity. Under the appropriate FASB issued authoritative guidance, the previously held equity interest was remeasured to fair value at the date of the acquisition.

Interest Expense.

For the year ended December 31, 2010, interest expense decreased approximately $1.4 million to $0.9 million, from $2.3 million in 2009. This decrease was primarily due to a lower weighted average outstanding debt in 2010 compared to 2009.

Provision for Income Taxes.

Income tax expense for the year ended December 31, 2010 and 2009 was approximately $19.6 million and $34.0 million, representing an effective tax rate of 32.7% and 41.0%, respectively, and primarily consisted of the provision for our foreign operations. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions due to cumulative losses incurred in those jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. Accordingly, for the year ended December 31, 2010, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions.

Years Ended December 31, 2009 and 2008

REVENUES

	Year Ended December 31,		Change	Percent Change
	2009	2008
IMPCO Operations	$72,337	$93,949	$(21,612)	(23.0)%
BRC Operations	382,405	296,188	86,217	29.1%
Intersegment	(2,417)	(7,440)	5,023	67.5%

Total Revenues	$452,325	$382,697	$69,628	18.2%

IMPCO Operations. The decrease in revenue was due primarily to a decrease in demand in the industrial market caused by reduced spending by original equipment manufacturers as a result of uncertainties associated with the U.S. economy combined with competitive pressures. Revenue for the year ended December 31, 2009 includes approximately $18.8 million from the Power Systems Business acquisition. The weakening of local currencies compared to the US dollar negatively impacted revenues by approximately $1.6 million for the full year 2009.

BRC Operations. The increase in revenue in 2009 was due to an increase in sales for DOEM conversions, partially offset by the slowdown of sales for aftermarket conversion kits in the transportation market driven by decreasing gasoline prices and the global economic climate. Volumes for the DOEM conversion increased approximately 126,000 to 184,000 for the full year 2009 compared to 58,000 conversions for the full year 2008. The higher DOEM volumes significantly impact Q4 2009 as well. In Q4 2009 total revenues were approximately $141.3 million which included DOEM conversions of approximately 66,600 units compare to total revenues of $66.5 million which included conversions of approximately 23,700 units in Q4 2008. Revenue for the year ended December 31, 2009 includes approximately $22.3 million of revenue associated with acquisitions of Distribuidora Shopping and WMTM. The weakening of local currencies compared to the US dollar negatively impacted revenues by approximately $14.9 million for the year ended December 31, 2009.

The followings represent revenues by product and by geographic location for the years ended December 31, 2009 and 2008:

	Year Ended December 31,		Change	Percent Change
	2009	2008
Transportation	$405,028	$302,750	$102,278	33.8%
Industrial	47,297	79,947	(32,650)	(40.8)%

Total Revenues	$452,325	$382,697	$69,628	18.2%

	Year Ended December 31,		Change	Percent Change
	2009	2008
North America	$34,339	$50,763	$(16,424)	(32.4)%
Europe:
Italy	270,549	127,530	143,019	112.1%
All other	81,608	135,762	(54,154)	(39.9)%
Asia & Pacific Rim	49,819	57,529	(7,710)	(13.4)%
Latin America	16,010	11,113	4,897	44.1%

Total Revenues	$452,325	$382,697	$69,628	18.2%

COST OF REVENUE

	Year Ended December 31,		Change	Percent Change
	2009	2008
IMPCO Operations	$56,537	$70,553	$(14,016)	(19.9)%
BRC Operations	247,252	203,507	43,745	21.5%

Total Cost of Revenue	$303,789	$274,060	$29,729	10.8%

IMPCO Operations. The decrease was due primarily to a decrease in demand in the industrial market caused by reduced spending by original equipment manufacturers as a result of uncertainties associated with the U.S. economy combined with competitive pressures partially offset by additional costs from the Power Systems Business acquisition.

BRC Operations. The increase related to the increase in DOEM volumes attributable to the Italian Government incentives, the acquisitions of Distribuidora Shopping and WMTM, and compensation and related expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation. These increases were partially offset by the decrease in product costs associated with the aftermarket due to volume. Cost of revenues for the quarter ended December 31, 2009 increased to $89.0 million from $47.4 million in the prior year quarter primarily due to higher DOEM volumes. The incentives significantly increased factory utilization, resulting in higher gross profit levels.

RESEARCH & DEVELOPMENT

	Year Ended December 31,		Change	Percent Change
	2009	2008
IMPCO Operations	$7,546	$6,116	$1,430	23.4%
BRC Operations	7,605	4,953	2,652	53.5%

Total Research and Development	$15,151	$11,069	$4,082	36.9%

IMPCO Operations. The increase relates to the additional costs associated with the Power Systems Business acquisition in July 2009 of approximately $1.6 million.

BRC Operations. The increase relates to additional headcount associated with the continue growth investment in various automotive projects.

SELLING, GENERAL & ADMINISTRATIVE

	Year Ended December 31,		Change	Percent Change
	2009	2008
IMPCO Operations	$13,151	$10,604	$2,547	24.0%
BRC Operations	32,754	29,204	3,550	12.2%
Corporate	7,174	7,754	(580)	(7.5)%

Total Selling, General & Administrative	$53,079	$47,562	$5,517	11.6%

IMPCO Operations. The increase related primarily to additional costs associated with the Power Systems Business acquired in July 2009 of approximately $2.8 million

BRC Operations. The increase related primarily to the acquisitions of Distribuidora Shopping in January 2009 and WMTM in May of 2009 of approximately $4.3 million, as well as additional compensation and related expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation.

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

OPERATING INCOME/(LOSS)

	Year Ended December 31,		Change	Percent Change
	2009	2008
IMPCO Operations	$(6,210)	$4,120	$(10,330)	(250.7)%
BRC Operations	93,690	49,767	43,923	88.3%
Corporate Expenses (1)	(7,174)	(7,788)	(614)	(7.9)%

Total	$80,306	$46,099	$34,207	74.2%

Operating income increased for the year ended December 31, 2009 for the reasons stated above. Included in the year ended December 31, 2008 operating income for the BRC Operations was a goodwill impairment charge of $3.9 million due to the changes in the business climate for IMPCO Australia. Operating income for the quarter ended December 31, 2009 was $33.4 million compared to operating income of $4.3 million for the prior year quarter.

Other Income (Expense), Net.

For the year ended December 31, 2009, we recognized a gain of approximately $1.4 million associated with the acquisition of the remaining 50% ownership interest in WMTM. This acquisition qualified as a step acquisition which occurs when a shareholder obtains control over an entity by acquiring an additional interest in that entity. Under the appropriate FASB issued authoritative guidance, the previously held equity interest was remeasured to fair value at the date of the acquisition. Any difference between the carrying value and the fair value of the previously held equity interest is recognized as a gain or loss in the income statement. Under current accounting guidance adopted on January 1, 2009, this gain is no longer considered extraordinary.

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

Interest Expense.

For the year ended December 31, 2009, interest expense increased approximately $0.9 million to $2.3 million, from $1.4 million in 2008. This increase in primarily due to a higher weighted average outstanding debt in 2009 compared to 2008.

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

Liquidity and Capital Resources

Overview -Our primary sources of liquidity are cash provided by operating activities and debt financing. Additionally from time to time we raise funds from the equity capital markets to fund our capital expenditures, research and development, strategic acquisitions as well as to invest in and operate our existing operations and prospective new lines of business.

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

	As of December 31,
	2010	2009
Cash and cash equivalents	$124,775	$46,519

Current portion of term loans and debt	4,823	7,240

Long-term term loans and other loans	7,571	12,167
Total debt	12,394	19,407
Total Fuel Systems stockholders’ equity	334,806	243,228

Total capitalization (debt plus equity)	$347,200	$262,635

Debt to total capitalization	3.6%	7.4%

Net Cash (cash and cash equivalents less debt)	$112,381	$27,112

Current assets	$306,928	$290,268
Current liabilities	$96,079	$148,459

Our debt to total capitalization at December 31, 2010 has improved by 51.4% when compared to 2009 and our net cash has increased by approximately $85.3 million compared to December 31, 2009. This increase is mainly attributable to the net proceeds of the issuance of common stock in December 2010, which raised approximately $64.9 million, as well as the collection of accounts receivable.

Our ratio of current assets to current liabilities was approximately 3:1 and 2:1 at December 31, 2010 and December 31, 2009, respectively. At December 31, 2010, our total working capital had increased by $69.0 million to $210.8 million from $141.8 million at December 31, 2009. This increase is primarily due to the following: (1) an increase of $78.3 million in cash; (2) a decrease of $27.2 million in accounts payable; (3) an increase of $14.1 million in other current assets, attributable to higher VAT receivables as well as $4 million in escrow related to the PCI acquisition; (4) a decrease of $12.5 million in income taxes payable; and (5) a decrease of $7.6 million in related party payables, which were all partially offset by a decrease of $71.2 million in net accounts receivable. The decrease in accounts receivable, the increase in other current assets, and the decreases in accounts payable, income taxes payable and related party payables are primarily attributable to our BRC operations.

The following table provides a summary of our operating, investing and financing activities as follows:

	Years ended December 31,
	2010	2009	2008
Net cash provided by (used in):
Operating activities	$66,706	$32,701	$26,381
Investing activities	(41,816)	(41,909)	(19,050)
Financing activities	59,053	29,155	(4,516)
Effect on cash of changes in exchange rates	(5,687)	95	(3,135)

Net increase/(decrease) in cash and cash equivalents	$78,256	$20,042	$(320)

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

2010 compared to 2009. In 2010, our net cash flow provided from operating activities was approximately $66.7 million, an increase of 104.0% from 2009. This increase was primarily driven by lower level of accounts receivable offset by decreases in accounts payable and income taxes payable at the end of the year at our BRC operations due to overall decrease in the volume of activity, specifically in our DOEM business.

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

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of PP&E expenditures as well as acquisitions. The majority of our PP&E expenditures is within our BRC operations and related to the continued expansion of assembly lines.

In 2010, our PP&E additions were approximately $28.0 million or 116.9 % higher than in 2009. This was due primarily to the continued expansion of our BRC operations, specifically our new R&D center of approximately $13.4 million. In addition, we paid approximately $11.6 million for the acquisitions of Productive Concepts International and Evotek, net of cash acquired.

In 2009, our PP&E additions were approximately $12.9 million or 21% higher than in 2008. This was due primarily to the continued expansion of our BRC operations. In addition, we paid approximately $29.2 million for the acquisitions of Distribuidora Shopping, WMTM, the Power Systems Business and FuelMaker assets net of cash acquired.

In 2008, our PP&E additions were approximately $10.7 million or 78% higher than in 2007. This was due primarily to the continued expansion of our BRC operations. In additions, we paid approximately $8.3 million for the redemption of the 49% non-controlling interest in IMPCO BV from Beru AG and a down payment for the purchase of Distribuidora Shopping.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2010, our financing activities included net proceeds from issuance of 2,300,000 shares of common stock for approximately $64.9 million and proceeds from term and other loans of approximately $15.0 million, offset by repayments of term and other loans of approximately $20.3 million.

In 2009, our financing activities included proceeds from term loans of approximately $19.8 million related to the purchase of Distribuidora Shopping and FuelMaker; $27.7 million of net proceeds from the issuance of 1,500,000 shares of our common stock to fund the purchase of the Power Business Systems as well as other working capital requirements for us. In addition, we repaid approximately $18.0 million of term and other loans as well as our lines of credit.

In 2008, our financing activities included payments of approximately $5.4 million on our term loans and lines of credit offset by proceeds from the exercise of stock options and warrants of approximately $2.4 million.

Credit Agreements

Our outstanding debt is summarized as follows (in thousands):

	Available as of December 31, 2010	December 31, 2010	December 31, 2009
(a) Revolving lines of credit—Italy and Argentina	$10,234	$751	$2,869
(b) Revolving line of credit—USA.	10,500	—	—
(c) Term loan—Intesa SanPaolo S.p.A.	—	2,837	4,498
(d) Term loan—Banca IMI S.p.A and Intesa SanPaolo S.p.A.	—	7,731	10,750
(e) Other indebtedness	1,325	1,075	1,290

	$22,059	12,394	19,407
Less: current portion		4,823	7,240

Non-current portion		$7,571	$12,167

The debt is scheduled to be repaid as follows (in thousands):

5 year debt payout:
2011	$4,823
2012	3,794
2013	2,352
2014	1,193
2015	58
Thereafter	174

Total	$12,394

At December 31, 2010, our weighted average interest rate on outstanding debt was 2.6%. We are party to numerous significant credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at December 31, 2010.

(a) Revolving Lines of Credit—Italy and Argentina

We maintain various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $3.2 million which is unsecured and $6.0 million of which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 2.0% to 5.0% as of December 31, 2010. At December 31, 2010 and 2009 there was no balance and $2.9 million outstanding, respectively.

The revolving lines of credit in Argentina, assumed in connection with the acquisition of Distribuidora Shopping, consist of two lines for a total amount of availability of approximately $1.7 million. These lines are unsecured with approximately $0.8 million and $3,000 outstanding at December 31, 2010 and December 31, 2009, respectively. At December 31, 2010, the interest rates for the lines of credit in Argentina ranged from 3.2% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit—USA

As of December 31, 2010, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $10.5 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At December 31, 2010 and December 31, 2009, there were no balances outstanding, respectively. The maximum aggregate principal amount of loans outstanding at any time is $10.5 million and the maturity date for the agreement is April 30, 2014. At our option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount The line of credit contains quarterly covenants beginning September 30, 2009, which require us to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) we shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to us or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At December 31, 2010, we were in compliance with these covenants.

(c) Term Loan—Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy in which BRC received approximately $6.7 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.6% and 1.4% at December 31, 2010 and December 31, 2009, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At December 31, 2010 and December 31, 2009, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.4% at December 31, 2010. At December 31, 2010 and December 31, 2009, the amount outstanding was $2.8 million and $4.5 million, respectively.

(d) Term Loan—Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM S.r.L. (“MTM”), a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to

€15.0 million (approximately $19.9 million converted into U.S. dollars) to be used for the acquisition of Distribuidora Shopping (see Note 3) as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $7.7 million and $10.8 million were outstanding on this financing agreement as of December 31, 2010 and December 31, 2009, respectively. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At December 31, 2010, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits at our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 2.0% to 4.0%.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

Accounting Standards Adopted in 2010

In June 2009, the FASB issued authoritative guidance for the consolidation of variable interest entities and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Former guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The new guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this guidance on January 1, 2010 did not have an impact on our consolidated financial statements.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of December 31, 2010:

	Payments Due by Period
(In thousands) Contractual Obligations	Years Ending December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
Revolving lines of credit	$751	$751	$—	$—	$—	$—	$—
Term and other loans—principal	11,256	3,886	3,714	2,263	1,161	58	174
Term and other loans—interest	524	247	162	83	21	5	6
Capital lease obligations (a)	387	186	80	89	32	—	—
Operating lease obligations (a)	39,790	8,047	7,342	6,860	5,386	4,460	7,695
Other long-term liabilities	281	40	18	19	19	20	165
Other and miscellaneous (a)	1,178	589	589	—	—	—	—

	$54,167	$13,746	$11,905	$9,314	$6,619	$4,543	$8,040

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Management. We operate on a global basis and are exposed to currency fluctuations related to the manufacture, assemble and sale of our products in currencies other than the U.S. Dollar. The major foreign currencies involve the markets in the European Union, Argentina, Australia and Canada. Movements in currency exchange rates may affect the translated value of our earnings and cash flow associated with out foreign operations as well as the translation of the net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States, we generally generate revenues and incur operating expenses denominated in local currencies. These revenue and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. We monitor this risk and attempt to minimize the exposure to our net results through the management of cash disbursements in local currencies. We mitigate our foreign currency economic risk by minimizing our U.S Dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries.

We prepared sensitivity analyses to determine the impact of hypothetical changes foreign currency exchange rates have on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the year ended December 31, 2010 by approximately $3.0 million. We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

Debt Obligation. The following table summarizes our debt obligations at December 31, 2010. The interest rates represent weighted average rates, with the period end rate used for the variable rate debt obligations. The fair value of the debt obligations approximated the recorded value as of December 31, 2010 (U.S. dollar equivalent in thousands).

	Debt Obligations (in thousands)
	2011	2012	2013	2014	2015	Thereafter	Total
Debt Denominated in U.S. dollars
Other finance loans	$156	$—	$—	$—	$—	$—	$156
Interest rate	4.0%						4.0%
Capital leases	$48	$9	$—	$—	$—	$—	$57
Interest rate	8.8%	8.8%					8.8%

Weighted average interest rate, (U.S.)	5.1%	8.8%					5.3%

Debt Denominated in Foreign Currencies
Line of credit, variable interest rate (TA)	$751	$—	$—	$—	$—	$—	$751
Interest rate	3.2%						3.2%
Term loans, variable rate (INTESA-BRC)	$1,385	$1,451	$—	$—	$—	$—	$2,836
Interest rate	1.6%	1.6%					1.6%
Term loans, variable rate (IMI-MTM)	$2,209	$2,209	$2,209	$1,104	$—	$—	$7,731
Interest rate	2.7%	2.7%	2.7%	2.7%			2.7%
Term loans, fixed rate (ORMA-ZAVOLI)	$53	$54	$54	$57	$58	$174	$450
Interest rate	2.7%	2.7%	2.7%	2.7%	2.7%	2.7%	2.7%
Term loans, fixed rate	$83	$—	$—	$—	$—	$—	$83
Interest rate	2.0%						2.0%
Capital lease (PTY)	$138	$71	$89	$32	$—	$—	$330
Interest rate	6.4%	6.4%	6.4%	6.4%			6.4%

Weighted average interest rate, (foreign)	2.6%	2.4%	2.9%	2.8%	2.4%	2.4%	2.6%

Item 8.	Consolidated Financial Statements and Supplementary Data.

See pages F-1 through F-39 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2010.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2010, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the SEC is (1) recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC and (2) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Under the rules of the SEC, “internal control over financial reporting” is defined as a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Internal control over financial reporting includes maintaining records, that in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America; provide reasonable assurance that receipts and expenditures of company assets are made only in accordance with management authorization; and provide reasonable assurance regarding the prevention or the timely detection of the unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010.

Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, (“PwC”) the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has attested to, and reported on, the effectiveness of our internal control over financial reporting. The reports of PwC are included in the Financial Statements to this Form 10-K.

Changes in Internal Control over Financial Reporting

For the three month period ended December 31, 2010, there has been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information relating to our executive officers, directors and nominees is set forth under the captions “Board Composition” and “Executive Officers” in the Fuel Systems 2011 Proxy Statement and is incorporated by reference herein. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” that appears in the Fuel Systems 2011 Proxy Statement is also incorporated by reference herein.

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

The information regarding our Audit Committee and designated audit committee financial experts is set forth under the captions “Independent Directors” and “Audit Committee” in the Fuel Systems 2011 Proxy Statement and such information is incorporated by reference herein.

The information concerning procedures by which shareholders may recommend director nominees is set forth under “Procedure for Shareholder Recommendations for Director Nominees” in the Fuel Systems 2011 Proxy Statement and such information is incorporated by reference herein.

Item 11.	Executive Compensation.

The information relating to executive compensation is set forth under the captions “Executive Compensation” and “Directors Compensation” in the Fuel Systems 2011 Proxy Statement and such information is incorporated by reference herein; except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report, nor deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of management and certain beneficial owners is set forth under the caption “Principal Stockholders” in the Fuel Systems 2011 Proxy Statement and such information is incorporated by reference herein.

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders. The following table sets forth information about our common stock that may be issued under our equity compensation plans as of December 31, 2010:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Stockholders	62,750	$11.28	536,729
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	62,750	$11.28	536,729

(1)	Includes 132,436 shares of common stock available for issuance under our stock option plans, as well as 7,641 and 396,652 shares of restricted stock available for issuance under our 2006 Equity Incentive Plan and 2009 Restricted Stock Plan, respectively. We currently have no intention to issue any stock options under any of our stock option plans in the foreseeable future.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information regarding certain relationships and related party transactions and director independence is set forth under the captions “Independent Directors” and “Certain Relationships and Related Transactions” in the Fuel Systems 2011 Proxy Statement and such information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information regarding fees and services of the independent registered public accounting firm (“independent accountant”) and our pre-approval policies and procedures for audit and non-audit services provided by our independent accountant are set forth under the captions “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Fuel Systems 2011 Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Fuel Systems Solutions, Inc.

Reports of independent registered public accounting firm.

Consolidated balance sheets as of December 31, 2010 and 2009.

Consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008.

Consolidated statements of stockholders’ equity for the years ended December 31, 2010, 2009 and 2008.

Consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008.

Notes to consolidated financial statements.

(2) Supplemental Financial Statement Schedules:

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc., as currently in effect (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.2	Bylaws of Fuel Systems Solutions, Inc., as currently in effect (incorporated by reference to Exhibit 3.6 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

4.1	Stockholder Protection Rights Agreement dated as of June 27, 2006 between Fuel Systems Solutions, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

4.2	Amendment No. 1 to Stockholder Protection Rights Agreement, dated as of July 21, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on July 21, 2009).

4.3	Specimen of common stock certificate of Fuel Systems, Inc. 2006 (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

10.1+	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to the IMPCO Technologies Inc. Annual Report on Form 10-K for fiscal 1994).

10.2+	1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.14 of IMPCO Technologies, Inc. Annual Report on Form 10-K for fiscal 1997).

10.3+	1997 Incentive Stock Option Plan (incorporated by reference to the IMPCO Technologies, Inc. Proxy Statement filed October 7, 1997).

10.4+	2000 Incentive Stock Option Plan (incorporated by reference to Appendix A to IMPCO Technologies, Inc.’s Proxy Statement filed August 28, 2000).

10.5+	The 2002 Stock Option Plan for Employees (incorporated by reference to Appendix A of IMPCO Technologies, Inc.’s Proxy Statement filed October 18, 2002).

10.6+	The 2002 Stock Option Plan for Non-Employee Directors (incorporated by reference to Appendix B of IMPCO Technologies, Inc.’s Proxy Statement filed October 18, 2002).

10.7+	2003 Stock Incentive Plan (incorporated by reference to Appendix B to IMPCO Technologies, Inc.’s Proxy Statement filed May 13, 2003).

10.8+	2004 Stock Incentive Plan (incorporated by reference to Appendix B to IMPCO Technologies, Inc.’s Proxy Statement filed March 29, 2004).

10.9+	2006 Incentive Bonus Plan (incorporated by reference to Appendix E to IMPCO Technologies, Inc.’s Proxy Statement filed July 12, 2006).

Exhibit No.	Description

10.10+	Form of Restricted Stock Agreement under 2006 Incentive Bonus Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for fiscal year 2006).

10.11+	2009 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 9, 2009).

10.12+	2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 9, 2009).

10.13+	Form of Restricted Stock Agreement under 2009 Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on July 9, 2009).

10.14+	Fuel Systems Solutions, Inc. Deferred Compensation Plan and Plan Adoption Agreement, each as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for fiscal year 2008).

10.15+	First Amendment, dated December 31, 2008, to the Fuel Systems Solutions, Inc. Deferred Compensation Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for fiscal year 2008).

10.16+	Amended and Restated Employment Agreement between Fuel Systems Solutions, Inc. and Mariano Costamagna dated December 9, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2008).

10.17+	Amendment No. 1 to the Amended and Restated Employment Agreement between Fuel Systems Solutions, Inc. and Mariano Costamagna (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 28, 2010).

10.18*	Director Compensation Policy.

10.19	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 9, 2009).

10.21	Loan Agreement between MTM, S.r.L. and Unicredit Banca Medio Credito S.p.A., dated December 2, 2004 (incorporated by reference to Ex. 10.3 to IMPCO Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.22	English summary of Financing Agreement dated December 22, 2008, by and among MTM S.r.L., Banca IMI S.p.A. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2008).

10.23	Committed Credit Facility dated July 10, 2009 between Fuel Systems, Inc. /IMPCO Technologies, Inc. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17, 2009).

10.24	Sublease Agreement dated June 16, 2005, by and between IMPCO Technologies, Inc. and Meteor Communications Corporation (incorporated by reference to Ex. 10.1 of the Company’s Current Report on Form 8-K/A filed July 14, 2005).

10.25	Sublease Agreement dated August 17, 2005 by and between IMPCO Technologies, Inc. and Monterey Carpets, Inc. (incorporated by reference to Ex. 10.1 of the Company’s Current Report on Form 8-K filed September 9, 2005).

10.26	English summary of Share Purchase Agreement dated December 16, 2008, by and among MTM S.r.L., Alessandro Carlo Evi and Susana Iallonardi (incorporated by reference to Exhibit 10.1 of IMPCO Technologies, Inc.’s Current Report on Form 8-K filed on December 22, 2008).

10.27	Purchase Agreement between MTM S.r.L. and Mcintosh & Morawetz Inc., in its capacity as Interim Receiver and Receiver and Manager of FuelMaker Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 6, 2009).

Exhibit No.	Description

10.28	Asset purchase Agreement dated April 30, 2009 between 2045951 Ontario Inc., American Honda Motor Co., Inc. and MTM S.r.L. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 6, 2009).

10.29	Equity Interest Purchase Agreement, dated as of July 19, 2009 by and among Fuel Systems Solutions, Inc. and Teleflex Incorporated (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 22, 2009).

10.30	Form of Subscription Agreement between Fuel Systems Solutions, Inc. and each purchaser of securities, dated June 22, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 23, 2009)

10.32	Asset Purchase and Assumption Agreement, dated as of August 4, 2010, by and among IMPCO Technologies, Inc., Productive Concepts International LLC, Robert Lykins, and, only with respect to Section 2.3(c), Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on August 5, 2010).

10.33	Equity Purchase Agreement, dated as of September 3, 2010, by and among IMPCO Technologies, Inc., Evotek LLC, Tana Wroblewski, Gerald Wroblewski, and, only with respect to Section 2.2(b), Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed on November 9, 2010

10.34	Underwriting Agreement entered into on December 9, 2010 with Merrill Lynch, Pierce, Fenner and Smith Incorporated and UBS Securities LLC, as representatives for the Underwriters (incorporated by reference to Exhibit 1.1 of the Company’s 8-K filed December 15, 2010).

12.1*	Computation of Ratios to Fixed Charges

21.1*	Subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to Fuel Systems Solutions, Inc.

23.2*	Consent of BDO USA, LLP (formerly known as BDO Seidman, LLP), independent registered public accounting firm, with respect to Fuel Systems Solutions, Inc.

24.1*	Powers of Attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 3, 2011.

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

Signature	Title	Date
/S/ MARIANO COSTAMAGNA Mariano Costamagna	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2011

/S/ MATTHEW BEALE Matthew Beale	President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 3, 2011

/S/ MICHAEL HELFAND Michael Helfand	Senior Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2011

/S/ NORMAN L. BRYAN Norman L. Bryan	Director	March 3, 2011

/S/ MARCO DI TORO Marco Di Toro	Director	March 3, 2011

/S/ JOSEPH E. POMPEO Joseph E. Pompeo	Director	March 3, 2011

/S/ JAMES W. NALL James W. Nall	Director	March 3, 2011

/S/ WILLIAM J. YOUNG William J. Young	Director	March 3, 2011

/S/ ALDO ZANVERCELLI Aldo Zanvercelli	Director	March 3, 2011

FUEL SYSTEMS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fuel Systems Solutions, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Fuel Systems Solutions, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of December 31, 2010 and 2009 and for the years then ended listed in the accompanying index located on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Irvine, California

March 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Fuel Systems Solutions, Inc.

New York, NY

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Fuel Systems Solutions, Inc. (the “Company”) for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Fuel Systems Solutions, Inc. for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP (formerly known as BDO Seidman, LLP)

Costa Mesa, CA

March 6, 2009, except as to Note 20, which is as of May 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Fuel Systems Solutions, Inc.

New York, NY

The audit referred to in our report dated March 6, 2009, except as to Note 20 which is as of May 29, 2009, relating to the consolidated financial statements of Fuel Systems Solutions, Inc., which is contained in Item 15 of this Form 10-K also included the audit of the consolidated financial statement schedule for 2008 listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP (formerly known as BDO Seidman, LLP)

Costa Mesa, California

March 6, 2009, except as to Note 20 which is as of May 29, 2009

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$124,775	$46,519
Accounts receivable less allowance for doubtful accounts of $2,858 and $3,159 at December 31, 2010 and December 31, 2009, respectively	61,355	132,603
Inventories	85,854	90,367
Deferred tax assets, net	8,551	9,217
Other current assets	22,780	8,647
Related party receivables	3,613	2,915

Total current assets	306,928	290,268

Equipment and leasehold improvements, net	59,653	40,767
Goodwill	53,815	54,209
Deferred tax assets, net	335	107
Intangible assets, net	30,285	24,053
Investment in unconsolidated affiliates	—	4,058
Other assets	2,196	3,051
Related party receivables	1,351	599

Total Assets	$454,563	$417,112

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$46,610	$73,837
Accrued expenses	37,928	40,384
Income taxes payable	3,258	15,788
Current portion of term loans and debt	4,823	7,240
Deferred tax liabilities, net	770	917
Related party payables	2,690	10,293

Total current liabilities	96,079	148,459
Term and other loans	7,571	12,167
Other liabilities	8,218	7,551
Deferred tax liabilities, net	4,128	5,707

Total Liabilities	115,996	173,884

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,028,968 issued and 19,921,217 outstanding at December 31, 2010; and 17,625,812 issued and 17,610,321 outstanding at December 31, 2009	20	18
Additional paid-in capital	322,948	257,627
Shares held in treasury, 18,545 and 15,492 shares at December 31, 2010 and 2009, respectively	(588)	(654)
Retained Earnings (Accumulated deficit)	10,189	(29,513)
Accumulated other comprehensive income	2,237	15,750

Total Fuel Systems Equity	334,806	243,228
Non-controlling interests	3,761	—

Total Equity	338,567	243,228

Total Liabilities and Equity	$454,563	$417,112

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Share and Per Share Data)

	Years Ended December 31,
	2010	2009	2008
Revenue	$430,632	$452,325	$382,697
Cost of revenue	298,259	303,789	274,060

Gross profit	132,373	148,536	108,637

Operating Expenses:
Research and development expense	20,775	15,151	11,069
Selling, general and administrative expense	53,297	53,079	47,562
Goodwill impairment loss	—	—	3,907

Total operating expenses	74,072	68,230	62,538

Operating income	58,301	80,306	46,099
Other income (expense), net	1,542	4,615	(1,865)
Interest income	900	420	845
Interest expense	(903)	(2,329)	(1,359)

Income from operations before income taxes, equity share in income of unconsolidated affiliates, non-controlling interest and extraordinary gain	59,840	83,012	43,720
Equity share in income of unconsolidated affiliates, net	—	852	454
Income tax expense	(19,556)	(34,023)	(20,161)

Income net of tax, before extraordinary gain	40,284	49,841	24,013
Extraordinary gain	—	—	243

Net income	40,284	49,841	24,256
Less: net income attributed to non-controlling interests	(582)	(2)	(914)

Net income attributable to Fuel Systems	$39,702	$49,839	$23,342

Basic earnings per share:
Income before extraordinary gain attributable to Fuel Systems	$2.24	$2.96	$1.47

Extraordinary gain	$—	$—	$0.02

Net income attributable to Fuel Systems	$2.24	$2.96	$1.49

Diluted earnings per share:
Income before extraordinary gain attributable to Fuel Systems	$2.23	$2.95	$1.46

Extraordinary gain	$—	$—	$0.02

Net income attributable to Fuel Systems	$2.23	$2.95	$1.48

Number of shares used in per share calculation
Basic	17,725,049	16,847,439	15,649,216

Diluted	17,807,330	16,922,971	15,788,750

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Fuel Systems Stockholders’ Equity						Non- controlling Interest	Total Equity	Fuel Systems	Total
	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2007	15,499,115	$15	$216,483	$(432)	$(102,696)	$21,683	$6,601	$141,654
Net income	—	—	—	—	23,342	—	914	24,256	$23,342	$24,256
Purchase of subsidiary shares from non-controlling interests	—	—	—	—	—	—	(6,442)	(6,442)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(7,261)	(1,071)	(8,332)	(7,261)	(8,332)
Issuance of common stock upon exercise of stock options and warrants	239,235	1	3,269	(867)	—	—	—	2,403	—	—
Issuance and vesting of restricted common stock, net of shares withheld for employee taxes	11,516	—	384	(54)	—	—	—	330	—	—
Stock-based compensation	—	—	134	—	—	—	—	134	—	—
Purchase of treasury shares	(83)	—	—	(1)	—	—	—	(1)	—	—
Shares held in trust for deferred compensation plan, at cost	—	—	—	(45)	—	—	—	(45)	—	—

Balance, December 31, 2008	15,749,783	$16	$220,270	$(1,399)	$(79,354)	$14,422	$2	$153,957	$16,081	$15,924

Net income	—	—	—	—	49,841	—	(2)	49,839	$49,841	49,839
Foreign currency translation adjustment	—	—	—	—	—	1,328	—	1,328	1,328	1,328
Issuance of common stock upon exercise of stock options	24,000	—	263	—	—	—	—	263	—	—
Issuance of common stock relating to acquisition of TA	322,800	—	9,047	827	—	—	—	9,874	—	—
Issuance of common stock	1,500,000	2	27,718	—	—	—	—	27,720	—	—
Issuance and vesting of restricted common stock, net of shares withheld for employee taxes	13,738	—	329	(62)	—	—	—	267	—	—
Shares held in trust for deferred compensation plan, at cost	—	—	—	(20)	—	—	—	(20)	—	—

Balance, December 31, 2009	17,610,321	$18	$257,627	$(654)	$(29,513)	$15,750	$—	$243,228	$51,169	$51,167

Net income	—	—	—	—	39,702	—	582	40,284	$39,702	$40,284
Foreign currency translation adjustment	—	—	—	—	—	(13,513)	(156)	(13,669)	(13,513)	(13,669)
Issuance of common stock upon exercise of stock options	3,350	—	29	—	—	—	—	29	—	—
Issuance of common stock	2,300,000	2	64,850	—	—	—	—	64,852	—	—
Issuance and vesting of restricted stock, net of shares withheld for employee tax	7,546	—	442	(91)	—	—	—	351	—	—
Dividends declared by MTE	—	—	—	—	—	—	(723)	(723)	—	—
Change of control in MTE	—	—	—	—	—	—	4,058	4,058	—	—
Shares held in trust for deferred compensation plan, at cost	—	—	—	157	—	—	—	157	—	—

Balance, December 31, 2010	19,921,217	$20	$322,948	$(588)	$10,189	$2,237	$3,761	$338,567	$26,189	$26,615

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except Share and Per Share Data)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:

Net income	$40,284	$49,841	$24,256
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles arising from acquisitions	5,288	4,108	2,784
Depreciation and other amortization	9,035	8,087	6,502
Provision for doubtful accounts	1,317	567	1,268
Provision for inventory reserve	4,020	9,596	5,366
Goodwill impairment loss	—	—	3,907
Extraordinary gain	—	—	(243)
Provision for loan to unconsolidated affiliate	—	343	1,650
Equity share in income of unconsolidated affiliates	—	(852)	(454)
Gain on Acquisition	—	(1,422)	—
Compensation expense related to stock option and restricted stock grants	442	329	419
Unrealized (gain) loss on foreign exchange transactions	(1,427)	(1,541)	396
Impairment loss on equipment and leasehold improvement	689	—	—
Loss on disposal of assets	468	357	341
Dividends from unconsolidated affiliates	—	196	228
Changes in assets and liabilities, net of acquisitions
Increase in deferred income taxes, net	(1,519)	(3,943)	(4,475)
Decrease (increase) in accounts receivable	58,470	(51,366)	(21,906)
Decrease (increase) in inventories	(453)	17,319	(29,841)
(Increase) in other current assets	(8,127)	(977)	(2,290)
Decrease (increase) in other assets	338	(1,131)	(441)
(Decrease) increase in accounts payable	(23,437)	(789)	17,371
(Decrease) increase in income taxes payable	(10,423)	5,522	11,753
(Decrease) increase in accrued expenses	(5,150)	451	4,547
(Decrease) increase in long-term liabilities	(621)	759	618
Receivables from/payables to related party, net	(2,488)	(2,753)	4,625

Net cash provided by operating activities	66,706	32,701	26,381

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(28,043)	(12,928)	(10,675)
Acquisitions, net of cash acquired	(11,643)	(29,209)	(8,504)
Amount in escrow for contingent consideration	(4,000)	—	—
Controlling interest in previously unconsolidated affiliates	1,044	—	—
Proceeds from sale of assets	826	228	129

Net cash used in investing activities	(41,816)	(41,909)	(19,050)

Cash flows from financing activities:
Decrease in callable revolving lines of credit, net	(2,150)	(156)	(847)
Proceeds from revolving lines of credit	14,500	—	—
Payments of revolving lines of credit	(14,500)	—	—
Payments on term and other loans	(3,762)	(18,036)	(4,567)
Proceeds from term loans and other loans	464	19,757	—
Proceeds from issuance of common stock, net of expense of $4.1 and $2.3 million in 2010 and 2009, respectively	64,852	27,720	—
Payments of capital lease obligations	(296)	(358)	(505)
Proceeds (purchase) of common shares held in trust, net	157	(20)	(100)
Dividends issued by consolidated affiliates	(241)	—	—
Dividends paid to non-controlling interests in consolidated subsidiaries	—	—	(900)
Proceeds from exercise of stock options and warrants	29	248	2,403

Net cash provided by (used in) financing activities	59,053	29,155	(4,516)

Increase in cash and cash equivalents	83,943	19,947	2,815
Effect of exchange rate changes on cash	(5,687)	95	(3,135)
Net increase (decrease) in cash and cash equivalents	78,256	20,042	(320)
Cash and cash equivalents at beginning of period	46,519	26,477	26,797

Cash and cash equivalents at end of period	$124,775	$46,519	$26,477

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$274	$52	$80
Acquisition of equipment in accounts payable	$1,739	$—	$—
Issuance of 1,382 shares, 5,321 shares of restricted stock in 2009 and 2008, respectively	$—	$15	$99
Issuance of 282,932 shares of common stock for the acquisition of Distribuidora Shopping (see Note 3)	$—	$9,047	$—
Issuance of 39,868 shares from treasury stock for the acquisition of Distribuidora Shopping (see Note 3)	$—	$827	$—

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements

1. Description of the Business

Fuel Systems Solutions, Inc. (“Fuel Systems” and the “Company”) designs, manufactures and supplies alternative fuel components and systems for use in the transportation, industrial and power generation industries on a global basis. The Company’s components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines

2. Summary of Significant Accounting Policies

(a) Principles of consolidation—The Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. All intercompany transactions, including intercompany profits and losses, and intercompany balances have been eliminated in consolidation. Investments in unconsolidated joint ventures or affiliates (“joint ventures”) over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its joint ventures is reflected in equity share in income of unconsolidated affiliates. If the investment in an unconsolidated joint venture is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that there are any receivables, loans or advances to the joint venture.

(b) Use of estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

(c) Cash and cash equivalents—The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

(d) Restricted cash—The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. Amounts restricted for longer than twelve months are classified as other assets. When the restrictions are no longer in place, the amounts are reclassified to cash and cash equivalents. At December 31, 2010 and 2009 restricted cash balance was approximately $0.4 million and $0.5 million, respectively, and included in other assets.

(e) Inventories—The Company values its inventories at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

(f) Equipment and leasehold improvements—Equipment and leasehold improvements are stated on the basis of historical cost. Depreciation of equipment is provided using the straight-line method principally over the following useful lives: dies, molds, and patterns shorter of 3 to 7 years or estimated product life; machinery and equipment 5 to 10 years; office furnishings and equipment 3 to 7 years; automobiles and trucks 5 years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the assets’ estimated useful lives or the lease terms. Design and development costs incurred in conjunction with the procurement of dies, molds, and patterns are immaterial. Depreciation of equipment acquired under a capital lease is provided using the straight line method over the shorter of the useful life of the equipment or the duration of the lease.

(g) Intangibles—Intangibles assets, including goodwill, are recorded based on the excess of the acquisition cost over the fair value of amounts assigned to tangible assets and liabilities.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

(h) Warranty costs—Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

(i) Research and development costs—Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative future uses is capitalized and amortized over the expected useful life of the equipment.

(j) Revenue recognition—The Company recognizes revenue upon transfer of title and risk of loss, generally when products are shipped provided there is (1) persuasive evidence of an arrangement, (2) there are no uncertainties regarding customer acceptance, (3) the sales price is fixed or determinable and (4) management believes collectability is reasonably assured. The Company considers arrangements with extended payment terms not to be fixed or determinable unless they are secured under an irrevocable letter of credit arrangement guaranteed by a reputable financial institution, and accordingly, the Company defers such revenue until payment is received.

The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis in its consolidated statement of operations. The Company classifies shipping and handling charges billed to customers as revenue. Shipping and handling costs paid to others are classified as a component of cost of sales when incurred.

(k) Allowance for doubtful accounts—The Company maintains provisions for uncollectible accounts for estimated losses resulting from the inability of its customers to remit payments. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that have been identified. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.

(l) Net income per share attributed to Fuel Systems—Basic income per share is computed by dividing net income applicable to common stock by the weighted average shares of common stock outstanding during the

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

period. Diluted income per share is computed based on the weighted average number of shares of common stock outstanding, and if dilutive, all common stock equivalents.

(m) Income taxes—The Company uses the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the preparation of its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, property, plant and equipment and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards and liabilities, and are included within the consolidated balance sheet. The Company then assesses the likelihood of recovery of the deferred tax assets from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, the Company includes an expense within the tax provision of the consolidated statement of operations.

The Company follows the interpretations of the Financial Accounting Standard Board (“FASB”), which establish a single model to address accounting for uncertain tax positions. The interpretations clarify the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

(n) Stock based compensation—The Company has eight stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. The Company does not intend to grant any additional options available for future grant under any stock option plans. Under the Company’s 2006 Incentive Bonus Plan, the Company is authorized to issue a total of up to 400,000 shares in restricted stock awards to employees and directors in addition to cash awards.

The Company recognizes the grant-date fair value of stock options and other equity-based compensation issued to employees as expense in the consolidated financial statements.

(o) Impairment of long-lived assets and long-lived assets to be disposed of—Impairment losses are recorded on long-lived assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company has not experienced any significant changes in the business climate or in the use of assets that would require the Company to write down the value of the assets recorded in the consolidated balance sheet.

(p) Foreign currency translation—Assets and liabilities of the Company’s consolidated foreign subsidiaries are generally translated at period-end exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as foreign currency components of other comprehensive income in stockholders’ equity. The results and financial condition of the Company’s international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar. The functional currency for each of the Company’s international subsidiaries is the local

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

currency of the subsidiary. An increase in the value of the U.S. dollar increases the costs incurred by the subsidiaries because a significant portion of the Company’s international subsidiaries’ inventory purchases are U.S. dollar denominated. The Company seeks to manage its foreign currency economic risk by minimizing its U.S. dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries. The Company generally recognizes foreign exchange gains and losses on the consolidated statement of operations for intercompany balances that are denominated in currencies other than the reporting currency. In the event that the Company determines that intercompany balances between the Company and its subsidiary will not be settled in the foreseeable future, the foreign exchange gains and losses are deferred as part of the cumulative translation adjustment on the consolidated balance sheet.

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

(q) Financial instruments—At December 31, 2010 and 2009, the fair value of the Company’s term loans and related party receivables approximated carrying value. The estimated fair values of the Company’s financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts. The fair value of current financial assets, current liabilities, and other assets are estimated to be equal to their carrying amounts.

(r) Comprehensive income—The Company presents comprehensive income in the consolidated statements of stockholders’ equity. Comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of stockholders’ equity on the consolidated balance sheet. Accumulated other Comprehensive income consists solely of foreign currency translation adjustments.

(s) Treasury stock—Treasury shares are accounted for as a deduction of equity. Any consideration paid or received is recognized directly in equity so that treasury stock is accounted for using the cost method and reported as shares held in treasury on the Company’s consolidated balance sheet. When treasury stock is reissued, the value is computed and recorded using a first-in-first-out basis.

(t) Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

when specific events had occurred. New guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this guidance on January 1, 2010 did not have an impact on the Company’s consolidated financial statements.

3. Acquisitions

Acquisition of Productive Concepts International LLC

On September 2, 2010, the Company acquired Productive Concepts International LLC’s alternative fuel vehicle business (“PCI”) for an estimated transaction value of approximately $13.0 million including $975,000 in assumed debt. Based in Union City, Indiana, PCI is a specialized vehicle modification and value-added systems integrator for a variety of alternative fuel applications including hybrid, CNG, propane and dual-fuel diesel. The Company paid $7.7 million at closing, with an additional cash payment of $4.0 million payable due upon the achievement of a system installation volume milestone prior to December 31, 2011. Further performance payments of up to $20 million in Fuel Systems Solutions stock may be made in the future based on the achievement of 2011 and 2012 revenue targets (see Note 14). The first performance payment of $20.0 million is expected to be paid no later than 90 days after the end of calendar year 2011 if revenue is greater than $45 million for 2011. The second performance payment of $20.0 million is expected to be paid no later than 90 days after the end of calendar year 2012 if revenue is greater than $65.0 million for 2012. The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $40.0 million. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Once the Company has finalized the purchase accounting for PCI, future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. As of the closing date of the acquisition, the PCI contingent consideration was assigned a preliminary fair value of approximately $5.1 million, of which $4.0 million is in escrow and classified in other current assets in the Condensed Consolidated Balance Sheet at December 31, 2010. The results of operations of PCI have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated based on management’s preliminary estimates as follows (in thousands):

Total tangible assets	$669
Intangible assets subject to amortization	8,900
Goodwill	3,451

Total assets acquired	13,020
Less: total liabilities (including contingent consideration)	(5,327)

Total net assets recorded	$7,693

Of the $8.9 million of acquired intangible assets, the entire amount relates to customer relationships with a useful life of approximately 8 years. The continued development of the U.S. alternative fuel vehicle market as well as potential legislative changes impacting this market were among the factors that contributed to a purchase

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

price resulting in the recognition of goodwill of $3.5 million. The acquired goodwill is deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The Company is in the process of finalizing its valuations of certain intangible assets as well as the contingent consideration; thus the value of the consideration paid and allocation of the purchase price is subject to refinement.

The Company has determined that the acquisition of PCI was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Acquisition of Evotek LLC

On September 22, 2010, the Company acquired Evotek LLC (“Evotek”), an alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The aggregate purchase price for 100% of the equity of Evotek was approximately $4.0 million in cash. In addition, the Company issued 89,207 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The 89,207 shares of common stock are in escrow and will be released in three equal annual installments upon achievement of certain product development milestones. The Evotek contingent consideration (shares held in escrow) with a value of $3 million will be recognized as share based compensation expense (with a debit to research and development and a credit to additional paid-in capital), over the earn-out period provided generally that such former Evotek employee is an employee of the Company at the time the acquisition-related contingent consideration is earned. The results of operations of Evotek have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated based upon management’s preliminary estimate as follows: $3.7 million to existing technology with an estimated useful life of 7 years and approximately $0.1 million to net tangible asset. As with the PCI acquisition, the continued development of the U.S. alternative fuel market as well as potential legislative changes impacting this market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $0.2 million. The acquired goodwill is deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The Company is in the process of finalizing its valuations of certain intangible assets as well as the contingent consideration; thus the value of the consideration paid and allocation of the purchase price is subject to refinement.

The Company has determined that the acquisition of Evotek was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Acquisition of Distribuidora Shopping S.A.

On January 15, 2009, the Company completed its acquisition of Distribuidora Shopping S.A. and its subsidiary Tomasetto Achille S.A. (“Distribuidora Shopping”) from Carlo Evi and Susana Iallonardi (collectively, the “Sellers “). Distribuidora Shopping is headquartered in Argentina and, operating under the brand name Tomasetto Achille, manufactures, imports, exports and markets natural gas kits for vehicles. This acquisition reinforces the Company’s natural gas vehicle product lines and expands its global manufacturing and distribution footprint. A portion of the funds that the Company used in the acquisition was provided according to the terms of the financing agreement between the Company and Banca IMI S.p.A. and Intesa SanPaolo S.p.A. dated December 22, 2008 (see Note 10). Since this acquisition was accounted for under the FASB authoritative guidance for Business Combinations, which requires the acquisition costs to be expensed, the Company expensed in selling general and administrative in 2008 acquisition related costs of approximately $0.8 million incurred

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

through December 31, 2008. During the year ended December 31, 2009, acquisition related costs of approximately $0.3 million were expensed in selling general and administrative expense as incurred. The results of operations of Distribuidora Shopping have been included in the accompanying consolidated statements of operations from the date of the acquisition within the BRC operating segment. The total amount of revenues and net loss of Distribuidora Shopping since the acquisition date that have been included in the consolidated income statement for the year ended December 31, 2009 was approximately $20.0 million and less than $0.1 million, respectively.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Of the $7.4 million of acquired intangible assets, $2.6 million related to existing technology with a useful life of 7 years, $3.7 million was assigned to customer relationships with a useful life of 10 years, $0.8 million was assigned to trademark with a useful life of 10 years, and $0.3 million was assigned to covenant not to compete with a useful life of 5 years.

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

This acquisition qualified as a step acquisition which occurs when a shareholder obtains control over an entity by acquiring an additional interest in that entity. Under the appropriate FASB issued authoritative guidance, the previously held equity interest was remeasured to fair value at the date of the acquisition. Any difference between the carrying value and the fair value of the previously held equity interest is recognized as a gain or loss in the income statement. The Company calculated the difference to be approximately $1.4 million gain which is included in other income (expense), net for the year ended December 31, 2009. Under current accounting guidance adopted on January 1, 2009, this gain is no longer considered extraordinary. The Company has determined that the acquisition of the remaining 50% of WMTM was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Acquisition of Teleflex Incorporated’s Power Systems Business

On July 19, 2009, the Company entered into an equity interest purchase agreement (the “Equity Interest Purchase Agreement”) through which Fuel Systems agreed to acquire Teleflex Incorporated’s Power Systems business (the “Power Systems Business”). On August 4, 2009, the Company completed the acquisition of the Power Systems Business for $14.6 million in an all cash transaction ($15.0 million less $0.4 million of cash acquired). The Power Systems Business operates in Canada, the Netherlands and Italy and manufactures alternative fuel components and systems for transportation and industrial applications as well as auxiliary power systems for the truck and rail markets. The Company acquired the equity interests of the Power Systems Business companies and partnerships, including Teleflex Ecotrans Technologies Inc. and Teleflex GFI Control Systems, Inc. The results of operations of the Power Systems Business have been included in the accompanying consolidated statement of operations from the date of the acquisition within the IMPCO operating segment. The total amount of revenues and losses of the Teleflex Power Systems Business since the acquisition date that have been included in the consolidated income statement for the for the year ended December 31, 2009 was $18.8 million and $2.1 million respectively.

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

Of the $6.5 million of acquired intangible assets, $2.4 million related to existing technology with a useful life of approximately 8 to 12 years, $3.4 million was assigned to customer relationship with a useful life of approximately 20 years, and $0.7 million was assigned to trademarks with a useful life of approximately 10 to 15 years.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

On August 1, 2008, IMPCO B.V., IMPCO’s subsidiary in the Netherlands, completed the redemption of the 49% non-controlling interest of IMPCO B.V. from Beru AG for approximately $6.1 million, based on the exchange rate of the Euro to the U.S. dollar on August 1, 2008. The purchase price was allocated to the related non-controlling interest liability and resulted in a step-down of fixed assets value of $0.3 million and an extraordinary gain of $0.2 million. Prior to the purchase of the non-controlling interest, IMPCO held the 51% majority interest in IMPCO B.V.; therefore, the assets and liabilities of IMPCO B.V. were previously included in the prior period condensed consolidated balance sheet.

4. Inventories

Inventories, consisting of raw materials and parts, work-in-process, finished goods, and inventory on consignment are stated at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods. Inventories are comprised of the following (in thousands):

	As of December 31,
	2010	2009
Raw materials and parts	$45,172	$52,683
Work-in-process	841	1,733
Finished goods	36,308	31,197
Inventory on consignment	3,533	4,754

Total inventories	$85,854	$90,367

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

5. Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of December 31,
	2010	2009
Dies, molds, and patterns	$5,090	$4,833
Machinery and equipment	56,748	38,143
Office furnishings and equipment	14,596	12,823
Automobiles and trucks	4,024	3,032
Leasehold improvements	17,433	11,847

Total equipment and leasehold improvements	97,891	70,678
Less: accumulated depreciation	(38,238)	(29,911)

Equipment and leasehold improvements, net of accumulated depreciation	$59,653	$40,767

Depreciation expense related to equipment and leasehold improvements was $9.0 million, $8.1 million, and $6.5 million in 2010, 2009, and, 2008 respectively.

Machinery and equipment includes property under capital leases of approximately $0.8 million and $1.3 million at December 31, 2010 and 2009, respectively, with related accumulated depreciation of $0.4 million and $0.6 million at December 31, 2010 and 2009, respectively.

6. Equity Investments

The Company uses the equity method of accounting to recognize the investment in the results of its unconsolidated affiliates. The Company’s investments in its subsidiaries were composed exclusively of investments in the unconsolidated subsidiaries of BRC. BRC owned 50% of WMTM through May 5, 2009, and accounted for its share in the operating results of WMTM using the equity method of accounting through that date. BRC completed the acquisition of the remaining 50% of WMTM on May 5, 2009, and fully consolidated the balance sheet and operating results of WMTM from that date forward. In February 2010, the Board of Directors of MTE S.r.L (“MTE”), one of the Company’s equity investments, added two additional members who are related to the Company. As a result, the Company indirectly controls the Board of Directors of MTE. Based upon this change in control over MTE, the Company began consolidating the results of MTE during first quarter 2010. The Company’s equity investment in MTE at December 31, 2009 was approximately $4.1 million.

The following table sets forth the Company’s share in the income in unconsolidated affiliates for the fiscal years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008
Share in income of BRC unconsolidated affiliates, net	$852	$454

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

BRC’s share of income from its investment in unconsolidated affiliates follows (in thousands):

	Years Ended December 31,
	2009	2008
Income, net-BRC investees	$823	$1,201
% equity interest (1)	various	various
Share in earnings	412	742
Other income (expense), net	440	(288)

Net income	$852	$454

(1)	Ranges from 13.59% to 50.00% for the years ended December 31, 2009, and 2008, respectively.

In June 2009, the Company issued a three year approximate $0.9 million (€650,000) loan to Rohan BRC Gas Equipment Company (“Rohan BRC”). In March 2010, the Company issued an additional three year approximate $0.9 million (€650,000) loan to Rohan BRC. As a result of accumulated losses at Rohan BRC, the Company’s original investment balance in Rohan BRC had been reduced to zero. In addition, the Company has been recognizing its proportionate share of Rohan BRC’s losses, recording them against the loan receivable. For year ended December 31, 2010, the Company had recorded approximately $17,000 of losses from Rohan BRC as a component of operating income. As of December 31, 2010, the Company had recorded approximately $0.4 million of accumulated losses against the loan receivable resulting in a net receivable balance of approximately $1.4 million.

7. Goodwill and Intangibles

The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	BRC Operations	IMPCO Operations	Total
Net balance as of December 31, 2008	$36,503	$4,792	$41,295

New acquisitions	9,198	3,784	12,982
Currency translation as of December 31, 2009	(289)	221	(68)

Goodwill, gross	$49,319	$11,630	$60,949
Accumulated impairment losses	(3,907)	(2,833)	(6,740)

Net balance as of December 31, 2009	$45,412	$8,797	$54,209

New acquisitions	—	3,641	3,641
Adjustments to purchase accounting	—	(927)	(927)
Currency translation as of December 31, 2010	(3,126)	18	(3,108)

Goodwill, gross	$45,899	$14,362	$60,261
Accumulated impairment losses	(3,613)	(2,833)	(6,446)

Net balance as of December 31, 2010	$42,286	$11,529	$53,815

The annual reviews performed as of December 31 for each of the years ended 2010, 2009 and 2008 resulted in no impairment to goodwill.

During the second quarter of 2008, changes in the Australian business climate indicated that the goodwill for IMPCO Australia might be impaired. As a result, the Company performed an analysis and recorded an impairment charge of $3.9 million to fully impair IMPCO Australia’s goodwill balance, which was included as a separate component of operating income in the year ended December 31, 2008.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2010 and 2009, intangible assets consisted of the following (in thousands):

	WT. Average Remaining Amortization Period (in years)	As of December 31, 2010			As of December 31, 2009
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	4.5	$22,389	$(10,233)	$12,156	$20,029	$(8,311)	$11,718
Customer relationships	11.0	20,238	(5,325)	14,913	11,615	(3,342)	8,273
Trade name	8.0	4,146	(1,323)	2,823	4,425	(1,004)	3,421
Non-compete agreements	2.2	1,041	(648)	393	1,115	(474)	641

Total		$47,814	$(17,529)	$30,285	$37,184	$(13,131)	$24,053

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

Amortization expense related to existing technology and customer relationships of $4.7 million, $3.9 million, and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements for the years ended December 31, 2010, 2009 and 2008 was $0.6 million, $0.6 million, and $0.4 million, respectively, and is reported as a separate component of operating expense.

Amortization expense as of December 31, 2010 for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
2011	$6,748
2012	5,163
2013	4,289
2014 2015	3,801 3,372
Thereafter	6,912

$30,285

8. Accrued Expenses

The following table details the components of accrued expenses as of December 31, 2010 and 2009 (in thousands):

	As of December 31,
	2010	2009
Accrued warranty	$12,376	$15,182
Accrued payroll obligations	13,482	15,546
Accrued other	12,070	9,656

	$37,928	$40,384

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands):

	Years Ended December 31,
Warranty reserve for the period ended:	2010	2009	2008
Balance at beginning of period	$15,182	$4,224	$2,527
Additions from acquisitions	—	9,178	—
Provisions charged to costs and expenses	6,025	5,235	4,301
Settlements and other adjustments	(8,577)	(3,939)	(2,436)
Effect of foreign currency translation	(254)	484	(168)

Balance at end of period	$12,376	$15,182	$4,224

9. Income Taxes

Income (loss) before income taxes, equity share in income of unconsolidated affiliates, non-controlling interests and extraordinary gain for U.S. and foreign-based operations is shown below (in thousands):

	Years Ended December 31,
	2010	2009	2008
U.S.	$4,625	$(12,395)	$(5,808)
Foreign	55,215	95,407	49,528

Income from operations before income taxes, equity share in income of unconsolidated affiliates, non-controlling interests and extraordinary gain	$59,840	$83,012	$43,720

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$(136)	$648	$37
State	283	16	23
Foreign	20,928	37,302	24,713

	21,075	37,966	24,773

Deferred:
Federal and state	2,054	(4,936)	(2,865)
Foreign	(3,228)	(4,008)	(4,683)
Change in valuation allowance	(345)	5,001	2,936

	(1,519)	(3,943)	(4,612)

Total provision for income taxes	$19,556	$34,023	$20,161

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	At December 31,
	2010	2009
Deferred Tax Assets:
Federal and State NOL Carryovers	$24,847	$27,290
Foreign NOL and credit Carryovers	7,494	5,589
Reserves and Accruals	8,287	10,519
Other, net	4,330	3,476
Valuation allowance	(36,705)	(37,290)

Total Deferred Tax Asset	8,253	9,584

Fixed assets and intangibles	(4,265)	(6,884)

Net deferred Tax Asset (Liability)	$3,988	$2,700

Total Deferred assets	$8,886	$9,324
Less: Deferred tax assets, current	8,551	9,217

Net Deferred assets—noncurrent	$335	$107

Deferred tax liabilities	$(4,898)	$(6,624)
Less: deferred tax liabilities, current	(770)	(917)

Net deferred tax liabilities—noncurrent	$(4,128)	$(5,707)

Based upon the substantial net operating loss carryovers and a recent history of losses incurred in certain jurisdictions, management cannot conclude that it is more likely than not that the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized. Accordingly, a valuation allowance has been recorded to offset these amounts. The balance of the total valuation allowance was $36.7 million and $37.3 million as of December 31, 2010 and 2009, respectively. In addition, the Company expects to provide a full valuation allowance on substantially all of its net deferred tax assets in the U.S. and certain foreign jurisdictions until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

The Company has federal net operating loss carryforwards of approximately $74.1 million that expire between 2020 and 2029. The Company also has California net operating loss carryforwards of approximately $60.1 million that expire between 2017 and 2031. By law, California net operating loss carryforwards may not be utilized in 2010 and 2011. The Company has net operating loss carryforwards in foreign jurisdictions of approximately $14.8 million that begin to expire in 2014. The Company also has research and development credit carryforwards for state income tax purposes of approximately $3.9 million, which do not expire for tax reporting purposes. The Company also has $0.2 million of U.S. foreign tax credits that begin to expire in 2017. The Company has tax credits in foreign jurisdictions of $2.3 million that begin to expire in 2022.

Not included in the deferred tax assets as of December 31, 2010 is approximately $1.9 million of excess tax benefits related to employee stock compensation. If and when realized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital, rather than a reduction of the income tax provision.

Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is based on the consolidated income from operations before income taxes, equity share in income of unconsolidated affiliates, non-controlling interests and extraordinary gain as follows:

	Years Ended December 31,
	2010	2009	2008
Federal statutory income tax rate	34.0%	34.0%	34.0%
Permanent differences	—	—	(0.1)
Residual U.S. tax on deemed dividend from foreign subsidiaries	0.1	—	1.1
State tax, net of federal benefit	0.3	(0.5)	(0.4)
Foreign tax rate differential	(2.3)	2.0	4.8
True up of deferred tax assets	0.9	—	(0.8)
Valuation Allowance	(0.6)	6.0	6.7
Other	0.3	(0.5)	0.8

Effective tax rate	32.7%	41.0%	46.1%

As of December 31, 2010, undistributed earnings, except with respect to a portion of undistributed earnings from BRC, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Upon distributions of earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The Company has accrued such residual income taxes for all undistributed foreign earnings not considered. indefinitely reinvested. It is not practical to determine the income tax impact in the event the Company repatriated undistributed foreign earnings that are considered indefinitely reinvested.

As of December 31, 2010, approximately $1.5 million in foreign withholding taxes was accrued related to undistributed earnings not considered reinvested. Residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $30.0 million of earnings of BRC. This amount was deemed to be a constructive dividend creating taxable income for U.S. income tax purposes; upon distribution of earnings in the form of dividend, or otherwise, in excess of these amounts, the Company may be subject to United States income taxes. In addition, the Company would be subject to withholding taxes payable to various foreign countries.

As of December 31, 2010 and 2009, the Company had approximately $7.0 million and $6.7 million, respectively, of unrecognized tax benefits.

The following table summarizes the activities related to the unrecognized tax benefits:

	At December 31,
	2010	2009	2008
Beginning Balance	$6,655	$6,637	$6,076
Increases related to prior year tax positions	484	80	—
Increases related to current year tax positions	—	82	561
Settlement of prior year uncertain tax position	(91)	—	—
Expiration of the statute of limitations for the assessment of taxes	—	(144)	—

Ending Balance	$7,048	$6,655	$6,637

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Approximately $0.5 million of the Company’s unrecognized tax benefits at December 31, 2010 will reduce the Company’s annual effective tax rate if recognized. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the additional amount that would affect the effective tax rate is approximately $5.1 million. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and in various foreign and state jurisdictions with varying statues of limitations. The Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2006 and is no longer subject to tax examinations for significant foreign jurisdictions for years prior to 2006. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expenses. During 2010, there was less than $0.1 million of interest expense and penalties recorded in income tax expense, and at December 31, 2010, there was less than $0.1 million of accrued interest and penalties associated with uncertain tax positions.

10. Debt

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of December 31, 2010	December 31, 2010	December 31, 2009
(a) Revolving lines of credit—Italy and Argentina	$10,234	$751	$2,869
(b) Revolving line of credit—USA.	10,500	—	—
(c) Term loan—Intesa SanPaolo S.p.A.	—	2,837	4,498
(d) Term loan—Banca IMI S.p.A and Intesa SanPaolo S.p.A.	—	7,731	10,750
(e) Other indebtedness	1,325	1,075	1,290

	$22,059	12,394	19,407
Less: current portion		4,823	7,240

Non-current portion		$7,571	$12,167

The debt is scheduled to be repaid as follows (in thousands):

5 year debt payout:
2011	$4,823
2012	3,794
2013	2,352
2014	1,193
2015	58
Thereafter	174

Total	$12,394

At December 31, 2010, the Company’s weighted average interest rate on outstanding debt was 2.6%. The Company is party to numerous significant credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at December 31, 2010.

(a) Revolving Lines of Credit—Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $3.2 million which is unsecured and $6.0 million of which is collateralized by accounts

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 2.0% to 5.0% as of December 31, 2010. At December 31, 2010 and 2009 there was no balance and $2.9 million outstanding, respectively.

The revolving lines of credit in Argentina, assumed in connection with the acquisition of Distribuidora Shopping, consist of two lines for a total amount of availability of approximately $1.7 million. These lines are unsecured with approximately $0.8 million and $3,000 outstanding at December 31, 2010 and December 31, 2009, respectively. At December 31, 2010, the interest rates for the lines of credit in Argentina ranged from 3.2% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit—USA

As of December 31, 2010, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $10.5 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At December 31, 2010 and December 31, 2009, there were no balances outstanding, respectively. The maximum aggregate principal amount of loans outstanding at any time is $10.5 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At December 31, 2010, the Company was in compliance with these covenants.

(c) Term Loan—Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy in which BRC received approximately $6.7 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.6% and 1.4% at December 31, 2010 and December 31, 2009, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At December 31, 2010 and December 31, 2009, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was$ 2.4% at December 31, 2010. At December 31, 2010 and December 31, 2009, the amount outstanding was $2.8 million and $4.5 million, respectively.

(d) Term Loan—Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM S.r.L. (“MTM”), a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

€15.0 million (approximately $19.9 million converted into U.S. dollars) to be used for the acquisition of Distribuidora Shopping (see Note 3) as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $7.7 million and $10.8 million were outstanding on this financing agreement as of December 31, 2010 and December 31, 2009, respectively. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At December 31, 2010, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits at the Company’s foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 2.0% to 4.0%.

11. Equity

(a) Capital Transactions

On December 15, 2010, the Company closed an underwritten public offering of 2,300,000 shares of common stock including 300,000 shares issued pursuant to an underwriter’s overallotment option at a price of $30.00 per share. Net proceeds from the offering were $64.9 million, after deducting underwriting discounts and offering expenses. Under a committed credit facility with Intesa Sanpaolo S.p.A., the Company was required to use the net proceeds from the offering to repay the outstanding balance under such facility. Following such mandatory repayment, the Company expects to use the remaining net proceeds from the offering for working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets.

On June 26, 2009, the Company completed the public sale to selected institutional investors of an aggregate of 1,500,000 shares of the common stock at a price of $20.00 per share. Net proceeds from the offering were $27.7 million, after deducting offering expenses and placement agency fees. The sale of the shares was made in an issuer direct public offering pursuant to subscription agreements, dated June 22, 2009, between the Company and each of the purchasers. The Company used the net proceeds of the offering for general corporate purposes, which included the repayment of indebtedness and the acquisition of Teleflex Inc.’s Power Systems Business.

(b) Stockholder Protection Rights Agreement

On June 27, 2006, the Company implemented a Stockholder Protection Rights Agreement and declared a dividend of one right on each outstanding share of the Company’s common stock. Each right entitles the holder,

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

upon certain events, to purchase, at an exercise price of $100.00 per share, shares of Fuel Systems common stock with a value equal to twice the exercise price. The dividend was paid on August 23, 2006. The Company’s prior stockholder protection rights agreement terminated in accordance with its terms as a result of the reorganization.

(c) Shares Held in Treasury

The Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market. These shares are carried at cost and classified as a deduction of equity. As of December 31, 2010, 2009 and 2008, the Company held on the participants’ behalf 6,154, 15,925, and 16,379 shares recorded as held in treasury, respectively, with a value of approximately $0.1 million, $0.3 million and $0.2 million for each of 2010, 2009 and 2008, respectively, for the deferred compensation plan.

As of December 31, 2010, the Company also had 18,545 shares held in treasury with a value of approximately $0.5 million, of which 9,223 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised, 2,569 shares came from the surrender of shares tendered for the exercise price in lieu of cash for the exercise of warrants, and 6,753 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock. As of December 31, 2009, the Company had 15,492 shares held in treasury with a value of approximately $0.4 million, of which 9,223 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised, 2,569 shares came from the surrender of shares tendered for the exercise price in lieu of cash for the exercise of warrants, and 3,700 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock.

As part of the acquisition of Distribuidora Shopping (see Note 3), 39,868 shares previously held in treasury were issued to the sellers with a historical cost basis of $0.8 million.

(d) Warrants

During the year ended December 31, 2008, warrants to purchase 57,500 shares of common stock were exercised at an average exercise price of $4.92 per share with proceeds to the Company of $0.3 million. In addition, warrants to purchase 22,852 shares of common stock were exercised at an exercise price of $14.44 per share. The warrant holder tendered 11,792 shares of common stock resulting from the exercise of the warrants in lieu of cash in order to pay the aggregate exercise price of the warrants. Those shares are recorded as shares held in treasury. As of December 31, 2010 and 2009, there were no warrants outstanding.

12. Share-Based Compensation

The Company has eight stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. No options were granted in 2010, 2009 or 2008. However, 361,747 were available for grant at December 31, 2010. The Company does not intend to grant any additional options available for future grant under any stock option plans. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Under the Company’s 2009 Restricted Stock Bonus Plan, which was approved by shareholders on August 27, 2009 and replaced the 2006 Incentive Bonus Plan, the Company may grant restricted stock to officers, employees and non-employee directors.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 was allocated as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of revenue	$29	$39	$53
Research and development expense	276	45	58
Selling, general and administrative expense	137	245	308

	$442	$329	$419

Excess tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options are recorded as an increase to Additional paid-in capital if and when realized. The Company did not record any excess tax benefits in the years ended December 31, 2010, 2009 and 2008 because, due to the net operating loss carryforward position for United States income tax purposes, the Company has not realized excess tax benefits.

Stock-Based Compensation Activity—Stock Options

Shares of common stock issued upon exercise of stock options or awards under the employee stock purchase plan are from previously unissued shares. The following table displays stock option activity including the weighted average stock option prices for 2010, 2009 and 2008 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and vested at December 31, 2009	66,100	$11.15	3.6 yrs	$1,987
Granted	—	—
Exercised	(3,350)	8.73
Forfeited	—	—

Outstanding and vested at December 31, 2010	62,750	$11.28	2.7 yrs	$1,136

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period. During the years ended December 31, 2010, 2009 and 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $77,000, $0.8 million, and $3.8 million, respectively, determined as of the date of option exercise.

As of December 31, 2010, all stock options granted under the Company’s stock option plans had fully vested and as such, all compensation costs had been recognized. There were no options granted during the year ended December 31, 2010.

The following table sets forth summarized information with respect to stock options outstanding and exercisable at December 31, 2010:

	Outstanding and Exercisable at December 31, 2010
Exercise Price Range:	Number of Shares	Average Life (years)	Average Price
$6.01 to $9.00	19,000	2.2	$6.33
$9.01 to $12.00	23,125	3.4	11.40
$12.01 to $15.00	1,925	3.0	13.83
$15.01 to $20.00	18,700	2.2	15.91

	62,750	2.7	$11.28

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Based on profitability and other factors, some employees may be provided with bonuses in 2011 based on performance in 2010. The Company may pay a portion of the bonus in cash and a portion in restricted stock.

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

The fair value of the shares of restricted stock that vested during 2010 was approximately $0.2 million. The following table details the restricted stock grants during the year ended December 31, 2010:

	Shares of Restricted Common Stock Granted
	May 20, 2010	December 20, 2010
New independent director	—	648
Continuing non-employee directors	4,530	—

Total issued	4,530	648

Grant date fair value per share	$26.52	$30.88

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

A summary of the unvested restricted stock awards as of December 31, 2010 and the changes during the year then ended are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	17,194	$17.50
Granted	5,178	27.07
Vested	(10,599)	17.81
Forfeited	(834)	25.77

Nonvested at December 31, 2010	10,939	$21.10

As of December 31, 2010, total unrecognized share-based compensation cost related to unvested restricted stock was $0.1 million which is expected to be recognized over a weighted-average period of 1.3 years.

13. Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Income before extraordinary gain attributable to Fuel Systems	$39,702	$49,839	$23,099
Extraordinary gain	—	—	243

Net income attributable to Fuel Systems	$39,702	$49,839	$23,342

Denominator:
Denominator for basic earnings per share—weighted average number of shares	17,725,049	16,847,439	15,649,216
Effect of dilutive securities:
Employee stock options	45,026	52,627	99,529
Warrants	—	—	15,210
Unvested restricted stock	12,570	22,905	24,795
Shares held in escrow	24,685	—	—

Dilutive potential common shares	17,807,330	16,922,971	15,788,750

Basic income per share:
Income before extraordinary gain attributable to Fuel Systems	$2.24	$2.96	$1.47

Per share effect of extraordinary gain	$—	$—	$0.02

Net income per share attributable to Fuel Systems	$2.24	$2.96	$1.49

Diluted income per share:
Income before extraordinary gain attributable to Fuel Systems	$2.23	$2.95	$1.46

Per share effect of extraordinary gain	$—	$—	$0.02

Net income per share attributable to Fuel Systems	$2.23	$2.95	$1.48

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2010, 2009, and 2008 all options to purchase the Company’s common stock were included in the computation of diluted net income per share. For the years ended December 31, 2010, 2009, and 2008 all warrants to purchase shares of the Company’s common stock and all restricted shares of common stock were included in the computation of diluted net income per share.

14. Commitments and Contingencies

(a) Leases

The Company has certain non-cancelable operating leases for facilities and equipment. Future minimum lease commitments under non-cancelable leases at December 31, 2010 are as follows (in thousands):

Years Ending December 31,	Third Party Obligations	Related Party Obligations(1)	Net Obligations
2011	$5,127	$2,920	$8,047
2012	4,637	2,705	7,342
2013	4,385	2,475	6,860
2014	3,360	2,026	5,386
2015	2,752	1,708	4,460
Thereafter	5,624	2,071	7,695

Total	$25,885	$13,905	$39,790

(1)	See note 15

Total rental expense under the operating leases for 2010, 2009 and 2008 were approximately $8.1 million, $6.7 million, and $4.3 million, respectively, net of sublease payments of $0.3 million in 2010, and $0.2 million in 2009 and 2008, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

(b) Contingencies

The Company is subject to certain claims that arise in the ordinary course of business. In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company’s consolidated financial statements.

(c) Investment and Tax Savings Plan

The Company’s Investment and Tax Savings Plan (the “401(k) plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The 401(k) plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All U.S. employees who are at least age twenty-one or older are eligible to participate in the 401(k) plan immediately and can enter the 401(k) plan on the first day of each month. Eligible employees of the Company who elect to participate in the 401(k) plan may contribute into the plan not less than 1% or more than 15% of compensation. The Company’s matching contributions are discretionary and match elective salary deferrals up to 3.0% of compensation. Approximately 68% of eligible employees were enrolled in the 401(k) plan at December 31, 2010. The Company match was suspended in 2009. Employer contributions were $0, less than $0.1 million and $0.2 million for 2010, 2009 and 2008, respectively.

(d) Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan whereby selected key employees may elect to defer a portion of their compensation each year. This plan is administered by a third party plan administrator.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Employee contributions are invested in mutual funds and consequently are considered to be traded instruments. The Company matches 50% of the employee contribution up to an annual maximum of $12,500. Participants in the plan are 25% vested in the amount of the Company matching contributions upon attaining two years of service, with an additional 25% vested for each additional year of service thereafter. The Company recognizes the expense for the Company match over the service period. Employer matching contributions were $0 for 2010 and 2009 respectively, and less than $0.1 million for 2008.

The cash contributed by the Company on the participant’s behalf has been invested in Company common stock acquired in the open market, which is carried at cost and classified as a deduction of equity in shares held in treasury on the consolidated balance sheet (see Note 11 for further discussion). The value of the Company’s common stock is calculated and recorded as a liability at market value and is classified as a long-term liability on the Company’s consolidated balance sheet. Any changes in the market value of the Company’s Common Stock are recorded in selling general and administrative expense. The Company includes the common stock of the plan in its computations of basic and diluted net income per share. The Company consolidates the assets of the deferred compensation plan as part of the Company’s assets at the end of each quarter, which are classified as long-term assets on the Company’s consolidated balance sheet. At December 31, 2010 and 2009, the assets under the plan, included in other assets, were $1.0 million and $1.2 million, respectively. At December 31, 2010 and 2009 the liabilities under the plan were $1.5 million and $1.8 million, respectively.

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

(f) Severance Funds

Italian law requires companies to make a mandatory termination payment called the Trattamento di Fine Rapporto (“TFR”) to employees. It is paid, as a lump sum, when the employment ends for any reason such as retirement, resignation, or layoff. The severance indemnity liability is calculated in accordance with local civil

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

and labor laws based on each employee’s length of service, employment category and remuneration. There is no vesting period or funding requirement associated with the liability. The liability recorded in the consolidated balance sheet is the amount that the employee would be entitled to if the employee terminates immediately. During 2010, 2009 and 2008, BRC had recorded $2.1 million, $2.1 million, and $1.8 million, respectively, in expense for TFR and has a long-term liability accrued in the amount of $4.5 million and $4.3 million as of December 31, 2010 and 2009, respectively. This liability for severance indemnities relates primarily to the Company’s employees in Italy.

(g) Liability for Contingent Consideration

In connection with the PCI acquisition, the Company may be required to disburse an additional cash payment of $4.0 million, due upon the achievement of a system installation volume milestone prior to December 31, 2011, as well as pay up to an additional $40.0 million in earnout payments upon obtaining certain revenue levels. The first earnout payment of $20.0 million is expected to be paid no later than 90 days after the end of calendar year 2011 if revenue is greater than $45 million for 2011. The second earnout payment of $20.0 million is expected to be paid no later than 90 days after the end of calendar year 2012 if revenue is greater than $65.0 million for 2012. The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $40.0 million. The preliminary fair value of the liability for the contingent consideration recognized on the acquisition date was $5.1 million, of which $1.1 million is classified in other liabilities in the Consolidated Balance Sheet. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Once the Company has finalized the purchase accounting for PCI, future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

15. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the consolidated balance sheets at December 31, 2010 and 2009 representing related party transactions with the Company.

	As of December 31,
	2010	2009
Current Receivables:
IBMexicano (a)	$3	$60
MTE S.r.L. (b)	—	1
Biemmedue S.r.L. (c)	3	—
MTM Hydro S.r.L. (c)	—	1
Tecno GNC S.A. (g)	26	18
Tomasetto Achille do Brasil L.T. (h)	—	110
TCN Vd S.r.L. (d)	58	—
Rohan LTD (j)	3	2,725
Rohan BRC (i)	3,335	—
Erretre S.r.L. (l)	185	—

	$3,613	$2,915

Non-Current Receivables:
Rohan BRC (i)	$1,351	$599

	$1,351	$599

Current Payables:
MTE S.r.L. (b)	$—	$4,315
Biemmedue S.r.L. (c)	28	244
MTM Hydro S.r.L. (c)	2	12
Europlast S.r.L. (d)	878	2,347
TCN S.r.L. (d)	855	1,951
TCN Vd S.r.L. (d)	745	803
A.R.S. Elettromeccanica (e)	134	555
Ningbo Topclean Mechanical Technology Co. Ltd. (f)	26	10
Tecno GNC S.A. (g)	—	25
IMCOS Due S.r.L. (c)	18	31
BR Co S.r.L. (k)	3	—
Rohan BRC (i)	1	—

	$2,690	$10,293

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.
(b)	MTE, S.r.L. is 50% owned by MTM, S.r.L., and was accounted for using the equity method as of December 31, 2009. In February 2010, the Board of Directors of MTE S.r.L added two additional members who are related to the Company. As a result, the Company indirectly controls the Board of Directors of MTE. Based upon this change in control over MTE, the Company began consolidating the results of MTE during first quarter 2010.
(c)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., 100% of Biemmedue S.r.L., and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

(d)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L., along with his brother, Pier Antonio Costamagna.
(e)	A.R.S. Elettromeccanica is owned by Biemmedue S.r.L., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(f)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L. and is indirectly 46% owned by the Company’s Chief Executive Officer and his immediate family.
(g)	A former director of Distribuidora Shopping owns 100% of Tecno GNC and GNC Vicar.
(h)	An individual related to two current employees of Distribuidora Shopping owns 99.99% of Tomasetto Achille do Brasil and Carlo Evi. A former owner of and current employee of Distribuidora Shopping, owns 0.01% of Tomasetto Achille do Brasil. Both owners also manage the operations of Tomasetto Achille do Brasil.
(i)	Rohan BRC is a joint venture which MTM owns 50% and is accounted for using the equity method. (Note 6)
(j)	Rohan LTD owns 50% of Rohan BRC.
(k)	BR Co. S.r.L. is 100% owned by the Company’s Chief Executive Officer and his immediate family.
(l)	Erretre S.r.L. is owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.

	(in thousands) Years Ended December 31,
	2010		2009		2008
	Purchases	Sales	Purchases	Sales	Purchases	Sales
Company:
MTE S.r.L.	$—	$—	$7,254	$5	$10,250	$25
Europlast S.r.L.	4,182	4	4,458	41	5,592	142
Biemmedue S.r.L.	148	—	719	—	118	3
MTM Hydro S.r.L	28	14	22	2	37	—
Tecno GNC S.A	110	190	137	54	—	—
WMTM Equipamento de Gases Ltda	—	—	—	—	518	607
TCN S.r.L	3,336	—	4,750	—	7,119	—
TCN Vd S.r.L	2,181	120	1,647	—	2,400	—
A.R.S. Elettromeccanica	2,058	6	2,180	—	3,501	—
Ningbo Topclean Mechanical Technology	1,370	—	308	—	—	—
Jehin Engineering (a)	—	—	—	—	—	116
Bianco Spa (b)	304	—	—	—	—	—
BR Co. S.r.L	47	—	40	—	—	—
Rohan LTD	—	264	—	2,861	—	—
Rohan BRC	—	4,011	—	—	—	—
Erretre S.r.L.	—	185	—	—	—	—

	$13,764	$4,794	$21,515	$2,963	$29,535	$893

(a)	Jehin Engineering is 13.6% owned by BRC and accounted for using the equity method.
(b)	Bianco Spa is 66% owned by TCN S.r.L. and 24% owned by IMCOS Due S.r.L.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon an appraisal conducted at the time of the leasing transaction. These lease agreements begin to expire in 2011, with the last agreement ending in 2016. The Company paid IMCOS Due S.r.L. lease payments of $1.7 million, $1.6 million, and $1.5 million in 2010, 2009, and 2008, respectively. In addition, the Company also leases buildings from Luca Impex, a real estate investment company, for which Cesare Pollini, Director of Sales and Marketing of Zavoli owns a portion of Luca Impex. The Company paid Luca Impex lease payments of $0.1 million in 2010, 2009, and 2008, respectively. The Company paid GNC Vicar lease payments of $0.4 million and $0.3 million in 2010 and 2009, respectively. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned $20.5% by MTM employees and the Company’s Chief Executive Officer. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of $0.1 million in 2010. In connection with the PCI acquisition, the Company leases a building from R&D Holdings LLC, a real estate investment company, which is owned by the former owner of PCI and a current employee of the company. The Company paid R&D Holdings LLC lease payments of approximately $0.1 million in 2010.

Non-Current Receivable from Rohan BRC

In June 2009, the Company issued a three year approximate $0.9 million (€650,000) loan to Rohan BRC Gas Equipment Company (“Rohan BRC”). In March 2010, the Company issued an additional three year approximate $0.9 million (€650,000) loan to Rohan BRC.

As a result of accumulated losses at Rohan BRC, the Company’s original investment balance in Rohan BRC had been reduced to zero. In addition, the Company has been recognizing its proportionate share of Rohan BRC’s losses and recording these losses against the loan receivable. As of December 31, 2010 and 2009, the Company had recorded approximately $0.4 million and $0.3 million of losses against the loan receivable resulting in a net receivable balance of approximately $1.4 million and $0.6 million, respectively.

16. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

In 2010, one customer represented 14.6% of the consolidated sales. In 2009, two customers represented 13.0% and 11.6%, respectively, of the consolidated sales. In 2008 one customer represented 10.7% of the consolidated sales.

Accounts Receivable

At December 31, 2010, no customer represented more than 10.0% of the consolidated account receivable. At December 31, 2009, five customers represented 14.1%, 13.1%, 12.2%, 12.1%, and 10.1%, respectively, of the consolidated accounts receivable.

Purchases

During 2010, one supplier represented 10.3% of the consolidated raw materials and services. During 2009, one supplier represented 12.4% of the consolidated raw materials and services. During 2008, no suppliers

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

represented more than 10% of the consolidated purchases of raw materials and services. In 2010, 2009, and 2008, ten suppliers accounted for approximately 28.9%, 45.7%, and 34.6%, respectively, of consolidated purchases of raw materials and services.

Cash

Operating cash balances held at non-U.S. banks represent 58.9% and 72.6% of the Company’s consolidated cash and cash equivalents at December 31, 2010 and 2009, respectively.

17. Business Segment and Geographic Information

Business Segments. The Company’s management believes that the Company operates in two business segments, IMPCO operations and BRC operations. Under the Company’s system of reporting operations, IMPCO operations manufactures and sells products for use primarily in the industrial market through its U.S. and foreign facilities and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. BRC operations manufacture and sell products for use primarily in the transportation market through its foreign facilities and distribution channels. Corporate expenses consist of general and administrative expenses at the Fuel Systems corporate level. Intercompany sales between IMPCO operations and BRC operations have been eliminated in the results reported.

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies.

Financial Information by Business Segment. Financial information by business segment follows (in thousands):

	Years Ended December 31,
Revenue:	2010	2009	2008
IMPCO Operations	$131,172	$72,337	$93,949
BRC Operations	310,167	382,405	296,188
Intersegment Eliminations	(10,707)	(2,417)	(7,440)

Total	$430,632	$452,325	$382,697

	Years Ended December 31,
Operating Income (Loss):	2010	2009	2008
IMPCO Operations	$13,395	$(6,210)	$4,120
BRC Operations	50,264	93,690	49,767
Corporate Expenses (1)	(5,358)	(7,174)	(7,788)

Total	$58,301	$80,306	$46,099

(1)	Represents corporate expense not allocated to either of the business segments.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

	As of December 31,
Total Assets:	2010	2009
IMPCO Operations	$113,704	$76,203
BRC Operations	291,964	342,687
Corporate (1)	206,549	146,346
Eliminations	(157,654)	(148,124)

Total	$454,563	$417,112

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

	Years Ended December 31,
Capital Expenditures:	2010	2009	2008
IMPCO Operations	$3,154	$2,093	$1,551
BRC Operations (1)	25,161	10,882	9,202
Corporate	2	5	2

Total	$28,317	$12,980	$10,755

(1)	Includes $0.3 million of capital leases in 2010, and $0.1 million of capital leases in 2009 and 2008, respectively.

Revenue by Application. The Company’s product revenue by application across all business segments follows (in thousands):

	Years Ended December 31,
Revenue:	2010	2009	2008
Transportation	$361,795	$405,028	$302,750
Industrial	68,837	47,297	79,947

Total	$430,632	$452,325	$382,697

Geographic Information. The Company’s geographic information for revenue to unaffiliated customers and long-lived assets is shown below. The basis for determining revenue is the geographic location of the customer. Long-lived assets represent long-term tangible assets that are physically located in the region as indicated (in thousands):

	Years Ended December 31,
Revenue:	2010	2009	2008
North America (1)	$59,466	$34,339	$50,763
Europe:
Italy	160,446	270,549	127,530
All other (2)	94,202	81,608	135,762
Asia & Pacific Rim (2)	71,596	49,819	57,529
Latin America (2)	44,922	16,010	11,113

Total	$430,632	$452,325	$382,697

(1)	Revenue predominately from the United States
(2)	No one country represents more than 10% of total consolidated revenue.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

	As of December 31,
Long-Lived Assets:	2010	2009
North America (1)	$9,340	$9,177
Europe:
Italy:	42,920	26,362
All other (2)	919	790
Asia & Pacific Rim (2)	1,490	1,624
Latin America (2)	4,984	2,814

Total	$59,653	$40,767

(1)	Predominately located in the United States.
(2)	No one country represents more than 10% of total consolidated long-loved assets.

18. Supplementary Cash Flow Information

Interest and income taxes paid for 2010, 2009 and 2008 are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Interest paid	$493	$1,388	$995
Taxes paid (including franchise taxes)	$37,897	$36,197	$11,727

19. Quarterly Results of Operations

A summary of the unaudited quarterly consolidated results of operations follows (in thousands, except per share amounts).

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2010	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$161,651	$99,775	$86,099	$83,107
Cost of revenue	98,050	74,049	61,258	64,902
Gross profit	63,601	25,726	24,841	18,205
Operating expenses	18,915	16,461	17,340	21,356 (a)
Operating income	44,686	9,265	7,501	(3,151)
Interest expense, net	(181)	(74)	81	171
Net income attributable to Fuel Systems	28,034	6,904	5,181	(417)
Net income per share attributable to Fuel Systems:
Basic	$1.59	$0.39	$0.29	$(0.02)
Diluted	$1.59	$0.39	$0.29	$(0.02)

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2009	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$80,082	$92,323	$116,203	$163,717
Cost of revenue	55,745	63,698	76,800	107,547
Gross profit	24,337	28,625	39,403	56,170
Operating expenses	12,979	16,146	16,316	22,789	(b)
Operating income	11,358	12,479	23,087	33,381
Interest expense, net	(384)	(524)	(459)	(541)
Net income	7,070	7,395	15,510	19,865
Net income per share attributable to Fuel Systems:
Basic	$0.44	$0.46	$0.88	$1.13
Diluted	$0.44	$0.46	$0.88	$1.12

(a)	Includes a write-off of property being abandoned of approximately $0.7 million, as well as reserves for potential labor claims from former DOEM employees for approximately $1.2 million.
(b)	Includes in the fourth Quarter of 2009, restructuring costs $1.0 million incurred by the Company.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

20. Adoption of New Authoritative Guidance

Effective January 1, 2009, the Company adopted the new authoritative guidance for non-controlling interests in consolidated financial statements. This guidance outlines new accounting and reporting requirements for ownership interests in subsidiaries held by parties other than the parent (previously known as minority interest) which requires, among other items: (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) the amount of consolidated net income attributable to the parent and the non-controlling interests be clearly identified and presented on the face of the consolidated statement of income; and (c) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The presentation and disclosure requirements were required to be applied retrospectively for all periods presented. The consolidated financial statements for all periods reflect the presentation and disclosure requirements of the non-controlling interest guidance.

FUEL SYSTEMS SOLUTIONS, INC.

SCHEDULE II—VALUATION ACCOUNTS

(in thousands)

	Balance at beginning of period		Additions (reductions) charged to costs and expenses		Write-offs and other adjustments			Balance at end of period
Allowance for doubtful accounts for the period ended:
December 31, 2010 December 31, 2009	$ $	3,159 3,293	$ $	1,317 567	$ $	(1,618 (701	) )	$ $	2,858 3,159
December 31, 2008		$2,399		$1,268		$(374)			$3,293

Deferred tax valuation allowance for the period ended:
December 31, 2010		$37,290		$(345)		$(240)			$36,705
December 31, 2009		$26,047		$5,002		$6,241	(a)		$37,290
December 31, 2008		$23,111		$2,936		$—			$26,047

(a)	Amount includes the deferred tax valuation allowance additions resulting from the current period acquisitions.