Form 10-Q
period 2011-03-31
Fuel Systems Solutions, Inc.
filed 2011-05-05
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of April 29, 2011:

19,974,282 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$117,968	$124,775
Accounts receivable, less allowance for doubtful accounts of $3,226 and $2,858 at March 31, 2011 and December 31, 2010, respectively	69,620	57,628
Inventories	90,500	85,854
Deferred tax assets, net	8,453	8,551
Other current assets	20,723	22,780
Related party receivables	9,024	7,340

Total current assets	316,288	306,928
Equipment and leasehold improvements, net	63,000	59,653
Goodwill, net	56,025	53,815
Deferred tax assets, net	296	335
Intangible assets, net	29,138	30,285
Other assets	2,278	2,196
Related party receivables	1,449	1,351

Total Assets	$468,474	$454,563

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$43,487	$46,610
Accrued expenses	39,295	37,928
Income taxes payable	3,928	3,258
Current portion of term loans and other loans	5,682	4,823
Deferred tax liabilities, net	775	770
Related party payables	2,572	2,690

Total current liabilities	95,739	96,079
Term and other loans	8,004	7,571
Other liabilities	8,700	8,218
Deferred tax liabilities	3,869	4,128

Total Liabilities	116,312	115,996

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,029,897 issued and 19,921,965 outstanding at March 31, 2011; and 20,028,968 issued and 19,921,217 outstanding at December 31, 2010	20	20
Additional paid-in capital	323,263	322,948
Shares held in treasury, 18,725 and 18,545 shares at March 31, 2011 and December 31, 2010, respectively	(593)	(588)
Retained Earnings	10,563	10,189
Accumulated other comprehensive income	14,857	2,237

Total Fuel Systems Equity	348,110	334,806
Non-controlling interests	4,052	3,761
Total Equity	352,162	338,567

Total Liabilities and Equity	$468,474	$454,563

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$90,818	$161,651
Cost of revenue	69,192	98,050

Gross profit	21,626	63,601
Operating expenses:
Research and development expense	6,387	4,436
Selling, general and administrative expense	12,255	14,479

Total operating expenses	18,642	18,915

Operating income	2,984	44,686
Other income (expense), net	(411)	944
Interest income (expense), net	188	(181)

Income before income taxes	2,761	45,449
Income tax expense	(2,337)	(17,231)

Net income	424	28,218
Less: Net income attributable to non-controlling interests	(50)	(184)

Net income attributable to Fuel Systems	$374	$28,034

Net income per share attributable to Fuel Systems:
Basic	$0.02	$1.59

Diluted	$0.02	$1.59

Number of shares used in per share calculation:
Basic	19,921,334	17,611,783

Diluted	20,066,547	17,680,393

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data); (Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income	$424	$28,218
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and other amortization	2,583	2,234
Amortization of intangibles arising from acquisitions	1,750	1,175
Provision for doubtful accounts	259	307
Provision for inventory reserve	599	496
Dividends from unconsolidated affiliates	—	(241)
Unrealized loss (gain) on foreign exchange transactions, net	444	(895)
Compensation expense related to stock option and restricted stock grants	315	48
Loss on disposal of assets	11	292
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(9,827)	(23,120)
(Increase) decrease in inventories	(1,909)	4,497
Decrease in other current assets	2,889	1,318
Decrease in other assets	33	49
(Decrease) increase in accounts payable	(5,104)	2,029
Increase in income taxes payable	599	17,958
(Decrease) increase in accrued expenses	(113)	925
Receivables from/payables to related party, net	(1,444)	1,410
Increase (decrease) in deferred income taxes, net	282	(204)
Increase (decrease) in long-term liabilities	157	(453)

Net cash (used in) provided by operating activities	(8,052)	36,043

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,994)	(4,782)
Investment in joint venture	(33)	—
Controlling interest in previously unconsolidated affiliate	—	1,044
Proceeds from sale of assets	54	208

Net cash used in investing activities	(2,973)	(3,530)

Cash flows from financing activities:
Increase (decrease) in callable revolving lines of credit, net	807	(1,732)
Payments on term loans and other loans	(167)	(133)
Proceeds from exercise of stock options and warrants	—	24
(Purchase) proceeds of common shares held in trust, net	(5)	28
Payments of capital lease obligations	(64)	(81)

Net cash provided by (used in) financing activities	571	(1,894)

Net (decrease) increase in cash and cash equivalents	(10,454)	30,619
Effect of exchange rate changes on cash	3,647	(3,627)

Net (decrease) increase in cash and cash equivalents	(6,807)	26,992
Cash and cash equivalents at beginning of period	124,775	46,519

Cash and cash equivalents at end of period	$117,968	$73,511

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$—	$254
Acquisition of equipment in accounts payable	$1,820	$—

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2010 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended March 31, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Company designs, manufactures and supplies alternative fuel components and systems for use in the transportation, industrial and power generation industries on a global basis. The Company’s components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines.

The Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. All intercompany transactions, including intercompany profits and losses, and intercompany balances have been eliminated in consolidation. Investments in unconsolidated joint ventures or affiliates (“joint ventures”) are accounted for under the equity method of accounting, whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its joint ventures is reflected in equity share in income of unconsolidated affiliates. If the investment in an unconsolidated joint venture is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that there are any receivables, loans or advances to the joint venture. These additional losses would be reflected in selling, general, and administrative expenses.

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2011, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Acquisitions

Acquisition of Productive Concepts International LLC

On September 2, 2010, the Company acquired Productive Concepts International LLC’s alternative fuel vehicle business (“PCI”) for an estimated transaction value of approximately $13.0 million. Based in Union City, Indiana, PCI is a specialized vehicle modification and value-added systems integrator for a variety of alternative fuel applications including hybrid, CNG, propane and dual-fuel diesel. The Company paid $7.7 million at closing, with an additional cash payment of $4.0 million payable due upon the achievement of a system installation volume milestone prior to December 31, 2011. Further performance payments of up to $20 million in Fuel Systems Solutions stock may be made in the future based on the achievement of specific 2011 and 2012 revenue targets (see Note 13). The first performance payment of $10.0 million is expected to be paid no later than 90 days after the end of calendar year 2011 if specified revenue is greater than $45 million for 2011. The second performance payment of $10.0 million is expected to be paid no later than 90 days after the end of calendar year 2012 if specified revenue is greater than $65.0 million for 2012. The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $20.0 million. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Once the Company has finalized the purchase accounting for PCI, future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. As of the closing date of the acquisition, the PCI contingent consideration was assigned a preliminary fair value of approximately $5.1 million, of which $4.0 million is in escrow and classified in other current assets in the Condensed Consolidated Balance Sheet at March 31, 2011 and December 31, 2010. The results of operations of PCI have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

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

3.	Inventories

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

	As of
	March 31, 2011	December 31, 2010
Raw materials and parts	$49,483	$45,172
Work-in-process	1,950	841
Finished goods	33,365	36,308
Inventory on consignment	5,702	3,533

Total inventories	$90,500	$85,854

4.	Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	March 31, 2011	December 31, 2010
Dies, molds, and patterns	$5,127	$5,090
Machinery and equipment	60,718	56,748
Office furnishings and equipment	15,748	14,596
Automobiles and trucks	4,482	4,024
Leasehold improvements	19,298	17,433

Total equipment and leasehold improvements	105,373	97,891
Less: accumulated depreciation	(42,373)	(38,238)

Equipment and leasehold improvements, net of accumulated depreciation	$63,000	$59,653

Depreciation expense related to equipment and leasehold improvements was $2.6 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively.

5.	Goodwill and Intangibles

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2011 are as follows (in thousands):

	BRC Operations	IMPCO Operations	Total
Goodwill, gross	$45,899	$14,362	$60,261
Accumulated impairment losses	(3,613)	(2,833)	(6,446)

Net balance as of December 31, 2010	$42,286	$11,529	$53,815

Currency translation as of March 31, 2011	2,039	171	2,210

Goodwill, gross	$48,168	$14,533	$62,701
Accumulated impairment losses	(3,843)	(2,833)	(6,676)

Net balance as of March 31, 2011	$44,325	$11,700	$56,025

At March 31, 2011 and December 31, 2010, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of March 31, 2011			As of December 31, 2010
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	6.3	$23,312	$(11,555)	$11,757	$22,389	$(10,233)	$12,156
Customer relationships	9.7	20,564	(6,371)	14,193	20,238	(5,325)	14,913
Trade name	7.7	4,332	(1,494)	2,838	4,146	(1,323)	2,823
Non-compete agreements	2.0	1,085	(735)	350	1,041	(648)	393

Total		$49,293	$(20,155)	$29,138	$47,814	$(17,529)	$30,285

Amortization expense related to existing technology and customer relationships of $1.6 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.2 million and $0.2 million for three months ended March 31, 2011 and 2010, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Nine months ending December 31, 2011	$5,149
2012	5,259
2013	4,352
2014	3,860
2015	3,428
2016	2,579
Thereafter	4,511

$29,138

6.	Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability, included within Accrued expenses on the Condensed Consolidated Balance Sheets, during the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$12,376	$15,182
Provisions charged to costs and expenses	692	1,117
Settlements and other adjustments	(1,682)	(2,195)
Effect of foreign currency translation	525	(175)

Balance at end of period	$11,911	$13,929

7.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2011 was 84.6% compared to an effective tax rate of 37.9% for the three months ended March 31, 2010. The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions (“loss jurisdictions”) for which no tax benefit has been recorded. For the three months ended March 31, 2011 and 2010, the Company incurred a pre-tax loss of approximately $3.8 million and $1.1 million, respectively, in the loss jurisdictions. The Company continues to believe that the likelihood of recoverability of the net deferred tax assets in the loss jurisdictions is less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on all of the domestic and certain foreign jurisdictions deferred tax assets.

As of March 31, 2011, the Company had approximately $7.0 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the quarter and year to date period ended March 31, 2011. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

8.	Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	Available as of March 31, 2011	As of
		March 31, 2011	December 31, 2010
(a) Revolving lines of credit – Italy and Argentina	$14,534	$1,565	$751
(b) Revolving lines of credit – USA	10,500	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	3,017	2,837
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	8,224	7,731
(e) Other indebtedness	1,410	880	1,075

	$26,444	13,686	12,394
Less: current portion		5,682	4,823

Non-current portion		$8,004	$7,571

At March 31, 2011, the Company’s weighted average interest rate on outstanding debt was 2.9%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at March 31, 2011.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $3.6 million which is unsecured and $10.4 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 2.2% to 5.2% as of March 31, 2011. At March 31, 2011 and December 31, 2010, there was approximately $0.4 million and no balance outstanding, respectively.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.1 million. These lines are unsecured with approximately $1.2 million and $0.8 million outstanding at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the interest rates for the lines of credit in Argentina ranged from 3.2% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of March 31, 2011, the Company and IMPCO Technologies, Inc. (“IMPCO US”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $10.5 million. IMPCO US intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO US’s payments. At March 31, 2011 and December 31, 2010, there was no balance outstanding, respectively. The maximum aggregate principal amount of loans outstanding at any time is $10.5 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At March 31, 2011, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa of Italy in which BRC received approximately $6.7 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.9% and 1.6% at March 31, 2011 and December 31, 2010, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At March 31, 2011 and December 31, 2010, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.7% at March 31, 2011.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM S.r.L. (“MTM”), a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa pursuant to which MTM may borrow up to €15.0 million (approximately $21.1 million converted into U.S. dollars) to be used for acquisitions, as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $8.2 million and $7.7 million were outstanding on this financing agreement as of March 31, 2011 and December 31, 2010, respectively. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At March 31, 2011, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping, a subsidiary of the Company, and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranged from 2.0% to 2.6%.

9.	Equity

The following table summarizes the changes in equity for the three month period ended March 31, 2011 (in thousands, except for share amounts):

	Common Stock		Additional	Shares		Accumulated Other	Total Fuel Systems	Non-
	Shares	Amount	Paid-In Capital	Held in Treasury	Retained Earnings	Comprehensive Income	Stockholders’ Equity	controlling Interest	Total Equity
Balance, December 31, 2010	19,921,217	$20	$322,948	$(588)	$10,189	$2,237	$334,806	$3,761	$338,567
Net income	—	—	—	—	374	—	374	50	424
Foreign currency translation adjustment	—	—	—	—	—	12,620	12,620	241	12,861
Issuance and vesting of restricted stock, net of shares withheld for employee tax	748	—	315	(5)	—	—	310	—	310
Shares held in trust for deferred compensation plan, at cost	—	—	—		—	—	—	—	—

Balance, March 31, 2011	19,921,965	$20	$323,263	$(593)	$10,563	$14,857	$348,110	$4,052	$352,162

Shares Held in Treasury

As of March 31, 2011 and December 31, 2010 the Company had 18,725 and 18,545 shares held in treasury, respectively with a value of approximately $0.5 million.

10.	Share-Based Compensation

The Company has eight stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. No options were granted in 2011 or 2010. However, 300,244 were available for grant at March 31, 2011. The Company does not intend to grant any additional options available for future grant under any stock option plans. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Under the Company’s 2009 Restricted Stock Bonus Plan, which was approved by shareholders on August 27, 2009 and replaced the 2006 Incentive Bonus Plan, the Company may grant restricted stock to officers, employees and non-employee directors. Restricted stock granted to non-employee board members typically vests one year from the grant date.

Share-based compensation expense for the three months ending March 31, 2011 and 2010 was allocated as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$4	$11
Research and development expense	254	10
Selling, general and administrative expense	57	27

	$315	$48

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits in as a result of the net operating loss carryforward position for United States income tax purposes.

Share-Based Compensation Activity – Stock Options

The following table displays stock option activity including the weighted average stock option prices for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	62,750	$11.28	2.7 yrs	$1,136
Exercised	—	—
Forfeited	(2,500)	16.02

Outstanding, vested and exercisable at March 31, 2011	60,250	$11.09	2.5 yrs	$1,150

The aggregate intrinsic value as of particular date is calculated as the difference between the exercise price of the underlying awards that were in-the-money and the quoted price of the Company’s common stock on that date. During the three months ended March 31, 2011 and March 31, 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was zero and $64,000, respectively, determined as of the date of option exercise.

As of March 31, 2011, all stock options granted under the Company’s stock options plans had fully vested and as such, all compensation costs had been recognized in prior years. There were no options granted in the three months ended March 31, 2011 or 2010.

Share-Based Compensation Activity – Restricted Stock

A summary of unvested restricted stock awards as of March 31, 2011 and changes during the three month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	10,939	$21.10
Granted	—	—
Vested	(928)	10.89
Forfeited	—	—

Nonvested at March 31, 2011	10,011	$22.05

As of March 31, 2011, total unrecognized share-based compensation cost related to unvested restricted stock was $0.1 million, which is expected to be recognized over a weighted-average period of 1.7 year. As of March 31, 2010, total unrecognized share-based compensation cost related to unvested restricted stock was $0.1 million, expected to be recognized over a weighted-average period of 1.1 year.

11.	Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income attributable to Fuel Systems	$374	$28,034

Denominator:
Denominator for basic earnings per share - weighted average number of shares	19,921,334	17,611,783
Effect of dilutive securities:
Employee stock options	45,213	51,666
Unvested restricted stock	10,793	16,944
Shares held in escrow	89,207	—

Dilutive potential common shares	20,066,547	17,680,393

Net income per share attributable to Fuel Systems:
Basic	$0.02	$1.59

Diluted	$0.02	$1.59

For the three months ended March 31, 2011, options to purchase 806 shares of common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive. For the three months ended March 31, 2010, 316 shares of Company’s common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive.

12.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the condensed consolidated balance sheets at March 31, 2011 and December 31, 2010 representing related party transactions with the Company:

	As of
	March 31,2011	December 31, 2010
Current Receivables:
IBMexicano (a)	$3	$3
Biemmedue S.r.L. (b)	23	3
MTM Hydro S.r.L. (b)	6	—
Tecno GNC S.A. (f)	102	26
TCN Vd S.r.L. (c)	15	58
Rohan LTD (h)	—	3
Rohan BRC (g)	4,097	3,335
Erretre S.r.L. (j)	197	185
Bianco SPA (l)	186	—
PDVSA Industrial S.A. (m)	4,395	3,727

	$9,024	$7,340

Non-Current Receivables:
Rohan BRC (g)	$1,449	$1,351

	$1,449	$1,351

Current Payables:
Biemmedue S.r.L. (b)	$11	$28
MTM Hydro S.r.L. (b)	—	2
Europlast S.r.L. (c)	759	878
TCN S.r.L. (c)	1,004	855
TCN Vd S.r.L. (c)	291	745
A.R.S. Elettromeccanica (d)	385	134
Ningbo Topclean Mechanical Technology Co. Ltd. (e)	53	26
Tecno GNC S.A. (f)	8	—
IMCOS Due S.r.L. (b)	16	18
BR Co S.r.L. (i)	11	3
Rohan BRC (g)	2	1
R&D Holdings LLC (k)	32	—

	$2,572	$2,690

(a)	IBMexicano is 50% owned by IMPCO and was established in December 2004. This facility was closed on June 8, 2006.
(b)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., 100% of Biemmedue S.r.L., and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.
(c)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L., along with his brother, Pier Antonio Costamagna.
(d)	A.R.S. Elettromeccanica is owned by Biemmedue S.r.L., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(e)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L. and is indirectly 46% owned by the Company’s Chief Executive Officer and his immediate family.
(f)	A former director of Distribuidora Shopping and current employee of the Company owns 100% of Tecno GNC S.A.
(g)	Rohan BRC is a joint venture which MTM owns 50% and is accounted for using the equity method.
(h)	Rohan LTD owns 50% of Rohan BRC.
(i)	BR Co. S.r.L. is 100% owned by the Company’s Chief Executive Officer and his immediate family.
(j)	Erretre S.r.L. is owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.

(k)	R&D Holdings LLC is 100% owned by one employee of the Company.
(l)	Bianco SPA is 66% owned by TCN S.r.L. and 24% owned by IMCOS Due S.r.L.
(m)	PDVSA Industrial S.A. is a 70% owner of a joint venture (Sistemas De Conversion Del Alba, S.A.) with remaining 30% owned by the Company.

The following table sets forth amounts (services and goods) purchased from and sold to related parties.

	(in thousands) Three Months Ended March 31,
	2011		2010
	Purchases	Sales	Purchases	Sales
Company:
Europlast S.r.L.	$775	$—	$1,404	$—
MTM Hydro S.r.L	8	6	22	1
Tecno GNC S.A	10	116	88	31
TCN S.r.L	897	—	1,153	—
TCN Vd S.r.L	305	—	430	124
A.R.S. Elettromeccanica	542	—	568	—
Ningbo Topclean Mechanical Technology	79	—	633	—
BR Co. S.r.L	18	—	—	—
Biemmedue S.p.A.	11	21	98	—
Rohan BRC	1	2,341	—	770
Rohan LTD	—	—	—	246
GNC Vicar S.A.	—	—	31	—
Erretre S.r.L	21	—	—	—
Bianco SPA	317	142	—	—
Vehicle and Manufacturing Solutions Inc. (a)	52	—	—	—
PDVSA Industrial S.A.	—	2,271	—	54

	$3,036	$4,897	$4,427	$1,226

(a)	Vehicle and Manufacturing Solutions Inc. is 100% owned by one employee of the Company.

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon an appraisal conducted at the time of the leasing transaction. These lease agreements begin to expire in 2011, with the last agreement ending in 2016. The Company paid IMCOS Due S.r.L. lease payments of $0.5 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of less then $0.1 million for the three months ended March 31, 2011. In addition, the Company also leases buildings from Luca Impex, a real estate investment company, which is partially owned by the General Manager of Zavoli. The Company paid Luca Impex lease payments of less then $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The Company leases a building from GNC Vicar SA, a real estate investment company, which is owned by the former director of Distribuidora Shopping and current employee of the Company. The Company paid GNC Vicar lease payments of $0.1 million for the three months ended March 31, 2011 and 2010, respectively. In connection with the PCI acquisition, the Company leases a building from R&D Holdings LLC, a real estate investment company, which is owned by the former owner of PCI and current employee of the Company. The Company paid R&D Holdings LLC lease payments of approximately $0.1 million for the three month ended March 31, 2011.

Non-Current Receivable from Rohan BRC

In June 2009, the Company issued a three year approximate $0.9 million (€650,000) loan to Rohan BRC Gas Equipment Company (“Rohan BRC”). In March 2010, the Company issued an additional three year approximate $0.9 million (€650,000) loan to Rohan BRC.

As a result of accumulated losses at Rohan BRC, the Company’s original investment balance in Rohan BRC had been reduced to zero. In addition, the Company has been recognizing its proportionate share of Rohan BRC’s losses and recording these losses against the loan receivable. As of March 31, 2011, the Company had recorded approximately $0.4 million of losses against the loan receivable resulting in a net receivable balance of approximately $1.4 million. As of March 31, 2010, the Company had recorded approximately $0.4 million of losses against the loan receivable resulting in a net receivable balance of approximately $1.3 million.

13.	Contingencies

(a) Contingencies

The Company is subject to certain claims that arise in the ordinary course of business. In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company’s consolidated financial statements.

(b) Liability for Contingent Consideration

In connection with the PCI acquisition, the Company may be required to disburse an additional $4.0 million, current held in escrow, due upon the achievement of a system installation volume milestone prior to December 31, 2011, as well as pay up to an additional $20.0 million in earnout payments upon obtaining specific revenue levels. The first earnout payment of $10.0 million is expected to be paid no later than 90 days after the end of calendar year 2011 if specified revenue is greater than $45 million for 2011. The second earnout payment of $10.0 million is expected to be paid no later than 90 days after the end of calendar year 2012 if specified revenue is greater than $65.0 million for 2012. The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $20.0 million. The preliminary fair value of the liability for the contingent consideration recognized on the acquisition date was $5.1 million, of which $1.1 million is classified in other liabilities in the Consolidated Balance Sheet. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Once the Company has finalized the purchase accounting for PCI, future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses.

14.	Comprehensive Income

The components of unaudited comprehensive income for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$424	28,218
Foreign currency translation adjustment	12,861	(11,417)

Comprehensive income	13,285	16,801
Income attributable to non-controlling interests	(50)	(184)
Foreign currency translation adjustment attributable to non-controlling interest	(241)	123

Comprehensive income attributable to Fuel Systems	$12,994	$16,740

15.	Business Segment Information

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

The Company evaluates segment performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies contained in the Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended March 31,
Revenue:	2011	2010
IMPCO Operations	$38,166	$24,088
BRC Operations	54,641	139,125
Intersegment Eliminations	(1,989)	(1,562)

Total	$90,818	$161,651

	Three Months Ended March 31,
Operating Income (Loss):	2011	2010
IMPCO Operations	$945	$503
BRC Operations	3,362	45,699
Corporate Expenses (1)	(1,323)	(1,516)

Total	$2,984	$44,686

(1)	Represents corporate expense not allocated to either of the business segments.

	As of
	March 31, 2011	December 31, 2010
Total Assets:
IMPCO Operations	$119,910	$113,704
BRC Operations	306,620	291,964
Corporate (1)	205,140	206,549
Eliminations	(163,196)	(157,654)

Total	$468,474	$454,563

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

Revenue by Application. The Company’s product revenue by application across all business segments follows (in thousands):

	Three Months Ended March 31,
Revenue:	2011	2010
Transportation	$67,388	$147,419
Industrial	23,430	14,232

Total	$90,818	$161,651

16.	Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three months ended March 31, 2011, no customers represented more than 10.0% of consolidated sales. For the three months ended March 31, 2010, three customers represented 24.2%, 10.6% and 10.4% of consolidated sales, respectively.

Accounts Receivable

At March 31, 2011, no customers represented more than 10.0% of consolidated accounts receivable. At December 31, 2010, one customer represented 10.6% of the consolidated accounts receivable.

17.	Subsequent Events

On April 4, 2011, the Company, through its wholly owned subsidiary IMPCO US, and Alternative Fuel Systems (2004) Inc. (“AFS”) announced that they entered into a support agreement pursuant to which IMPCO US has agreed to offer to acquire, directly or indirectly, all of the outstanding common shares of AFS for Cdn.$0.50 in cash per share. AFS is a developer and marketer of fuel management systems that enable internal combustion engines to operate on compressed natural gas. The transaction is valued at approximately $9.8 million.

In April 2011, the Company, through its wholly owned subsidiary IMPCO US, purchased NaturalDrive Partners LLC (“NaturalDrive”), a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The transaction is valued at $6.0 million, comprised of $4.5 million in cash and $1.5 million of Fuel Systems’ stock paid at closing. The transaction also includes provisions for earn-out payments totaling $6.75 million in the form of Fuel Systems stock, which would be payable during the three years following closing based upon achievement of business volume and general milestones. The Company is currently in the process of determining the fair value of assets acquired and liabilities assumed as well as the fair value of the contingent consideration.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, references to “Fuel Systems” or the “Company” and to first-person pronouns, such as “we”, “our” and “us”, refer to Fuel Systems Solutions, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Fuel Systems’ Annual Report on Form 10-K for the year ended December 31, 2010.

The Company’s business is subject to seasonal influences. Therefore, operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year.

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, economic uncertainties caused by political instability in certain of the markets we do business in, our ability to realign costs with current market conditions, and potential supply chain disruptions resulting from the March 2011 earthquake and tsunami in Japan, as well as the risks and uncertainties included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and our other periodic reports filed with the SEC. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

We recently completed the acquisitions of NaturalDrive, LLC (“NaturalDrive”), Productive Concepts International, LLC (“PCI”) and Evotek LLC (“Evotek”) to expand our activities in the automotive markets within the United States. Evotek and PCI together equip our U.S. automotive business with the capabilities necessary to be a leader in this market. Evotek and NaturalDrive are strategic transactions that we believe immediately position Fuel Systems to compete in the dedicated natural gas vehicle (NGV) OEM market emerging in the United States. PCI adds key technology and industry relationships to further our North American OEM and fleet market strategy, and also expands our vehicle modification and systems integration capabilities for a variety of alternative fuel applications, including hybrid, CNG, propane and dual-fuel diesel. We continue to believe fleet vehicles offer attractive opportunities for our gaseous fuel solutions in the U.S. We now have a full suite of automotive capabilities in this market, including a CARB certified, dedicated systems product line and in-house OEM systems engineering platform, enhancing our ability to leverage our existing relationships with fleet customers and other manufacturers as they roll out CNG and LPG versions of key fleet vehicles.

For the three months ended March 31, 2011 revenue decreased approximately 43.8%, operating profit decreased 93.3% and diluted EPS decreased by approximately 98.7%. These results were driven primarily by the expiration of the Italian government incentives which drove strong results in our BRC operations related to our post-productions OEM (“DOEM”) sales for the prior year. Beginning in the second quarter of 2010 and continuing through subsequent quarters, our volumes for DOEM conversions decreased significantly. The expiration of the Italian government incentives were partially offset by increased activity in our IMPCO operations as well as our aftermarket business. Although our performance year over year reflects difficult comparisons, our sequential quarterly comparisons shows higher revenue, operating profit and diluted EPS. In addition, the sequential quarterly DOEM volumes remained relatively consistent. We expect lower DOEM volumes to continue throughout 2011.

Net Cash used in operations was $8.1 million for the three months ended March 31, 2011. Our net cash position of $118.0 million provides us with the adequate capital for working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets.

Recent Developments

On April 4, 2011, we announced that through our wholly owned subsidiary IMPCO Technologies, Inc. (“IMPCO US”), and Alternative Fuel Systems (2004) Inc. (“AFS”) entered into a support agreement pursuant to which IMPCO US has agreed to offer to acquire, directly or indirectly, all of the outstanding common shares of AFS for Cdn.$0.50 in cash per share. AFS is a developer and marketer of fuel management systems that enable internal combustion engines to operate on compressed natural gas. The transaction is valued at approximately $9.8 million.

In April 2011, through our wholly owned subsidiary IMPCO US we completed the purchase of NaturalDrive, a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The transaction is valued at $6.0 million, comprised of $4.5 million in cash and $1.5 million of Fuel Systems’ stock paid at closing. The transaction also includes provisions for earn-out payments totaling $6.75 million in the form of Fuel Systems stock, which would be payable during the three years following closing based upon achievement of business volume and general milestones. We are currently in the process of determining the fair value of assets acquired and liabilities assumed as well as the fair value of the contingent consideration.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that we have considered relevant circumstances that we may be currently subject to and the financial statements accurately reflect our estimate of the results of our operations, financial condition and cash flows for the periods presented. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Our critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes, subsequent to December 31, 2010, to information previously disclosed in our Annual Report on Form 10-K with respect to our critical accounting policies.

Results of Operations

REVENUES

	Three Months Ended March 31,		Change	Percent Change
	2011	2010
IMPCO Operations	$38,166	$24,088	$14,078	58.4%
BRC Operations	54,641	139,125	(84,484)	(60.7)%
Intersegment	(1,989)	(1,562)	(427)	(27.3)%

Total Revenues	$90,818	$161,651	$(70,833)	(43.8)%

IMPCO Operations. The increase in revenue relates to an increase in demand in the industrial market of approximately 68.2% including approximately $3.9 million from our auxiliary power unit business as well as an approximate $4.8 million increase in US automotive market sales associated with the acquisitions of Evotek and PCI. The strengthening of local currencies compared to the US dollar positively impacted revenues by approximately $0.6 million for the three months ended March 31, 2011.

BRC Operations. The decrease in revenue in 2011 was due primarily to a decrease in sales for DOEM conversions partially offset by an approximately 26.4% improvement in aftermarket sales. Volumes for the DOEM conversions decreased to approximately 5,200 for the first quarter 2011 compared to 75,000 conversions for the first quarter 2010. The weakening of local currencies compared to the US dollar negatively impacted revenues by approximately $1.2 million for the three months ended March 31, 2011.

The Company’s product revenue by application across all business segments follows (in thousands):

	Three Months Ended March 31,
Revenue:	2011	2010
Transportation	$67,388	$147,419
Industrial	23,430	14,232

Total	$90,818	$161,651

COST OF REVENUE

	Three Months Ended March 31,		Change	Percent Change
	2011	2010
IMPCO Operations	$29,217	$17,497	$11,720	67.0%
BRC Operations	39,975	80,553	(40,578)	(50.4)%

Total Cost of Revenues	$69,192	$98,050	$(28,858)	(29.4)%

IMPCO Operations. The increase primarily relates to the increase in volume associated with the industrial market including our APU business as well as approximately $4.4 million increase in the US automotive market from the acquisitions of Evotek and PCI. We expect the pressure on gross margins to be mitigated as volumes associated with the US automotive market increase which will better absorb fixed costs.

BRC Operations. The decrease of $40.6 million relates to the decrease in DOEM volumes, beginning in the second quarter 2010 and continuing into subsequent quarters, as well as lower compensation and related expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation. Factory utilization and gross profit have been closely tied to DOEM volumes as well. The elimination of the Italian government incentives has significantly decreased factory utilization resulting in reduced gross profit levels. These decreases were partially offset by the increase in the aftermarket product costs due to higher volume. We expect pressure on gross profit margins to continue in 2011 due to lower DOEM volumes.

RESEARCH & DEVELOPMENT

	Three Months Ended March 31,		Change	Percent Change
	2011	2010
IMPCO Operations	$3,642	$2,473	$1,169	47.3%
BRC Operations	2,745	1,963	782	39.8%

Total Research and Development	$6,387	$4,436	$1,951	44.0%

IMPCO Operations. The increase relates to additional compensation and related expenses as well as outside services associated with the research and development for the US automotive market.

BRC Operations. The increase relates to additional compensation and related expenses associated with the continued investment in various automotive projects including next generation products, OEM quality system solutions and expansion of current products as well as additional overhead costs associated with our new R&D facility.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended March 31,		Change	Percent Change
	2011	2010
IMPCO Operations	$3,995	$3,540	$455	12.9%
BRC Operations	6,937	9,423	(2,486)	(26.4)%
Corporate	1,323	1,516	(193)	(12.7)%

Total Selling, General & Administrative	$12,255	$14,479	$(2,224)	(15.4)%

IMPCO Operations. The increase relates primarily to additional costs associated with the PCI and Evotek businesses, acquired in September 2010.

BRC Operations. The decrease relates primarily to lower consulting and outside services as well as lower advertising.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses decreased due primarily to lower outside services.

OPERATING INCOME/(LOSS)

	Three Months Ended March 31,		Change	Percent Change
	2011	2010
IMPCO Operations	$945	$503	$442	87.9%
BRC Operations	3,362	45,699	(42,337)	(92.6)%
Corporate Expenses (1)	(1,323)	(1,516)	193	12.7%

Total Operating Income	$2,984	$44,686	$(41,702)	(93.3)%

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the three months ended March 31, 2011 decreased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended March 31, 2011 we recognized approximately $0.4 million in losses on foreign exchange compared to $0.9 million in gains on foreign exchange for the three months ended March 31, 2010, respectively. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes.

Income tax expense for the three months ended March 31, 2011 and 2010 was approximately $2.3 million and $17.2 million, representing an effective tax rate of 84.6% and 37.9%, respectively, and primarily consisted of the provision for our foreign operations. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions due to cumulative losses incurred in those jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. Accordingly, for the three months ended March 31, 2011, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities and debt financing. Additionally from time to time we raise funds from the equity capital markets to fund our working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets. We believe the amounts available to us under our various credit agreements together with cash on hand will continue to allow us to meet our needs for working capital and other cash needs for worldwide operations for at least the next 12 months. For periods beyond 12 months, although we do not have any plans to do so, we may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of our technologies and products. However, we can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all. Nevertheless, our ability to satisfy our working capital requirements will substantially depend upon our future operating performance (which may be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. We continue to evaluate our need to increase liquidity. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for additional information that could impact our liquidity and capital resources.

	As of
	March 31, 2011	December 31, 2010
Cash and cash equivalents	$117,968	$124,775

Current portion of term loans and debt	5,682	4,823
Long-term term and other loans	8,004	7,571

Total debt	13,686	12,394
Total Fuel Systems equity	348,110	334,806

Total capitalization (debt plus equity)	$361,796	$347,200

Debt to total capitalization	3.8%	3.6%
Net Cash (cash and cash equivalents less debt)	$104,282	$112,381
Current assets	$316,288	$306,928
Current liabilities	$95,739	$96,079

Our debt to total capitalization ratio at March 31, 2011 increased approximately 5.6% to 3.8% compared to December 31, 2010 as our net cash has decreased by approximately $6.8 million or 5.5% compared to December 31, 2010. This was driven mostly by an increase in inventory and payments on accounts payable.

Our ratio of current assets to current liabilities was approximately 3:1 at both March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, our total working capital increased by $9.7 million to $220.5 million from $210.8 million at December 31, 2010. This increase is primarily due to the following: (1) an increase of $12.0 million in accounts receivable, primarily dues to higher aftermarket sales; (2) an increase in inventory of $4.6 million, primarily due to our US automotive market business, which all were partially offset by a decrease of $6.8 million in cash.

The following table provides a summary of our operating, investing and financing activities as follows:

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$(8,052)	$36,043
Investing activities	(2,973)	(3,530)
Financing activities	571	(1,894)
Effect on cash of changes in exchange rates	3,647	(3,627)

Net (decrease) increase in cash and cash equivalents	$(6,807)	$26,992

Cash Flow from Operating Activities. We prepare our statement of cash flows using the indirect method. Under this method, we reconcile net income to cash flows from operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to depreciation and amortization, provisions for inventory reserves and doubtful accounts; gains and losses from various transactions and changes in the consolidated balance sheet for working capital from the beginning to the end of the period.

2011 compared to 2010. In 2011, our net cash flow used in operating activities was $8.1 million, a decrease of $44.1 million from the net cash flow provided by operating activity in the first quarter of 2010. This decrease was primarily driven by the decrease in sale for DOEM conversions, which resulted in lower net income for the period, as well as lower income tax payables. In addition, inventory levels increased due to the increased business at our IMPCO operations. These decreases in operating cash flow were all partially offset by a lower increase accounts receivable.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of PP&E expenditures as well as acquisitions. The majority of our PP&E expenditures was within our BRC operations and related to the continued expansion of assembly lines, as well as the expansion of our research and development center.

In 2011, our PP&E additions were approximately $3.0 million. This was due primarily to the expansion of our research and development center in Italy; however, the lower level of purchases was in accordance with management expectations.

In 2010, our PP&E additions were approximately $4.8 million primarily due to the continued expansion of our BRC operations. In addition, the Company obtained approximately $1.0 million of cash from the consolidation of a previously unconsolidated affiliate due to a change in control of the Board of Directors of this company.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2011, our financing activities include increased borrowings on our revolving lines of credit for approximately $0.8 million in connection with our BRC operations, as well as the payments of term loans and other of approximately $0.2 million.

In 2010, our financing activities included the payments of revolving lines of credit, as well as term and other loans, for approximately $1.9 million.

Credit Agreements

Our debt payable is summarized as follows (in thousands):

	Available as of March 31, 2011	As of
		March 31, 2011	December 31, 2010
(a) Revolving lines of credit – Italy and Argentina	$14,534	$1,565	$751
(b) Revolving lines of credit – USA	10,500	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	3,017	2,837
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	8,224	7,731
(e) Other indebtedness	1,410	880	1,075

	$26,444	13,686	12,394
Less: current portion		5,682	4,823

Non-current portion		$8,004	$7,571

At March 31, 2011, our weighted average interest rate on outstanding debt was 2.9%. We are party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at March 31, 2011.

(a) Revolving Lines of Credit – Italy and Argentina

We maintain various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $3.6 million which is unsecured and $10.4 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 2.2% to 5.2% as of March 31, 2011. At March 31, 2011 and December 31, 2010, there was approximately $0.4 million and no balance outstanding, respectively.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.1 million. These lines are unsecured with approximately $1.2 million and $0.8 million outstanding at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the interest rates for the lines of credit in Argentina ranged from 3.2% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of March 31, 2011, the Company and IMPCO US maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $10.5 million. IMPCO US intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO US’s payments. At March 31, 2011 and December 31, 2010, there was no balance outstanding, respectively. The maximum aggregate principal amount of loans outstanding at any time is $10.5 million and the maturity date for the agreement is April 30, 2014. At our option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require us to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) we shall not, and shall not permit any of our subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to us or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At March 31, 2011, we were in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa of Italy in which BRC received approximately $6.7 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.9% and 1.6% at March 31, 2011 and December 31, 2010, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At March 31, 2011 and December 31, 2010, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.7% at March 31, 2011.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM S.r.L. (“MTM”), a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa pursuant to which MTM may borrow up to €15.0 million (approximately $21.1 million converted into U.S. dollars) to be used for acquisitions, as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $8.2 million and $7.7 million were outstanding on this financing agreement as of March 31, 2011 and December 31, 2010, respectively. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At March 31, 2011, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping, a subsidiary of the Company, and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranged from 2.0% to 2.6%.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of March 31, 2011:

	Payments Due by Period
(In thousands) Contractual Obligations	Total	Nine Months Ending December 31, 2011	Year Ending December 31,
			2012	2013	2014	2015	Thereafter
Revolving lines of credit	$1,565	$1,565	$—	$—	$—	$—	$—
Term and other loans — principal	11,796	3,953	3,950	2,407	1,234	61	191
Term and other loans — interest	626	296	194	98	25	6	7
Capital lease obligations (a)	361	142	92	95	32	—	—
Operating lease obligations (a)	42,062	6,999	8,142	7,455	6,159	3,693	9,614
Other long-term liabilities	269	28	18	19	19	20	165
Other and miscellaneous (a)	1,080	463	617	—	—	—	—

	$57,759	$13,446	$13,013	$10,074	$7,469	$3,780	$9,977

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Management. We operate on a global basis and are exposed to currency fluctuations related to the manufacture, assembly and sale of our products in currencies other than the U.S. Dollar. The major foreign currencies involve the markets in the European Union, Argentina, Australia and Canada. Movements in currency exchange rates may affect the translated value of our earnings and cash flow associated with our foreign operations as well as the translation of the net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States, we generally generate revenues and incur operating expenses denominated in local currencies. These revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. We monitor this risk and attempt to minimize the exposure to our net results through the management of cash disbursements in local currencies. We mitigate our foreign currency economic risk by minimizing our U.S Dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

We prepared sensitivity analyses to determine the impact of hypothetical changes foreign currency exchange rates have on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three months ended March 31, 2011 by approximately $0.1 million.

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

Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The risk factors contained in that report could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on purchases of our common shares outstanding made by us during the three months ended March 31, 2011. We repurchased 180 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock at a weighted average price of $24.47 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1–31, 2011	—	$—	n/a	n/a
February 1–28, 2011	—	—	n/a	n/a
March 1–31, 2011	180	24.47	n/a	n/a

Total	180	$24.47	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report:

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL SYSTEMS SOLUTIONS, INC.

Date: May 5, 2011	By:	/S/ PIETRO BERSANI
Pietro Bersani
Chief Financial Officer