Form 10-Q
period 2011-06-30
Fuel Systems Solutions, Inc.
filed 2011-08-09
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of July 29, 2011:

19,983,954 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$106,889	$124,775
Accounts receivable, less allowance for doubtful accounts of $3,020 and $2,858 at June 30, 2011 and December 31, 2010, respectively	75,591	57,628
Inventories	97,120	85,854
Deferred tax assets, net	7,626	8,551
Other current assets	24,851	22,780
Related party receivables	8,111	7,340

Total current assets	320,188	306,928
Equipment and leasehold improvements, net	64,184	59,653
Goodwill, net	63,310	53,815
Deferred tax assets, net	259	335
Intangible assets, net	35,066	30,285
Other assets	2,205	2,196
Related party receivables	1,420	1,351

Total Assets	$486,632	$454,563

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59,504	$46,610
Accrued expenses	41,921	37,928
Income taxes payable	4,590	3,258
Current portion of term loans and other loans	5,048	4,823
Deferred tax liabilities, net	677	770
Related party payables	4,773	2,690

Total current liabilities	116,513	96,079
Term and other loans	6,254	7,571
Other liabilities	9,128	8,218
Deferred tax liabilities	3,554	4,128

Total Liabilities	135,449	115,996

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,089,216 issued and 19,983,954 outstanding at June 30, 2011; and 20,028,968 issued and 19,921,217 outstanding at December 31, 2010	20	20
Additional paid-in capital	318,064	322,948
Shares held in treasury, 16,055 and 18,545 shares at June 30, 2011 and December 31, 2010, respectively	(523)	(588)
Retained Earnings	14,373	10,189
Accumulated other comprehensive income	19,249	2,237

Total Fuel Systems Equity	351,183	334,806
Non-controlling interests	—	3,761
Total Equity	351,183	338,567

Total Liabilities and Equity	$486,632	$454,563

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$116,598	$99,775	$207,416	$261,426
Cost of revenue	89,514	74,049	158,706	172,099

Gross profit	27,084	25,726	48,710	89,327
Operating expenses:
Research and development expense	7,161	4,979	13,548	9,415
Selling, general and administrative expense	13,549	11,482	25,804	25,961

Total operating expenses	20,710	16,461	39,352	35,376

Operating income	6,374	9,265	9,358	53,951
Other income (expense), net	378	(227)	(33)	717
Interest income (expense), net	200	(74)	388	(255)

Income before income taxes	6,952	8,964	9,713	54,413
Income tax expense	(3,096)	(1,849)	(5,433)	(19,080)

Net income	3,856	7,115	4,280	35,333
Less: Net income attributable to non-controlling interests	(46)	(211)	(96)	(395)

Net income attributable to Fuel Systems	$3,810	$6,904	$4,184	$34,938

Net income per share attributable to Fuel Systems:
Basic	$0.19	$0.39	$0.21	$1.98

Diluted	$0.19	$0.39	$0.21	$1.98

Number of shares used in per share calculation:
Basic	19,968,530	17,618,039	19,945,063	17,614,929

Diluted	20,101,404	17,671,064	20,079,894	17,675,790

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data); (Unaudited)

	Six Months Ended June 30,
	2011	2010
Net income	$4,280	$35,333
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and other amortization	5,316	4,457
Amortization of intangibles arising from acquisitions	3,765	2,257
Provision for doubtful accounts	399	887
Write down of inventory	1,170	1,254
Unrealized loss (gain) on foreign exchange transactions, net	243	(605)
Compensation expense related to stock option and restricted stock grants	637	95
(Gain) loss on disposal of assets	(138)	319
Reduction of contingent consideration	(605)	—
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(14,973)	37,740
(Increase) decrease in inventories	(6,609)	3,884
Decrease (increase) in other current assets	3,862	(1,037)
Decrease in other assets	90	—
Increase (decrease) in accounts payable	10,358	(13,924)
Increase in income taxes payable	1,233	20,382
Decrease in accrued expenses	(1,824)	(1,947)
Receivables from/payables to related party, net	1,863	(547)
Increase (decrease) in deferred income taxes, net	866	(189)
Decrease in long-term liabilities	(208)	(431)

Net cash provided by operating activities	9,725	87,928

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(6,597)	(11,440)
Acquisitions, net of cash acquired	(13,441)	—
Investment in joint venture	(33)	—
Amount in restricted cash for acquisition of non-controlling interest	(3,179)	—
Controlling interest in previously unconsolidated affiliate	—	1,044
Proceeds from sale of assets	456	218

Net cash used in investing activities	(22,794)	(10,178)

Cash flows from financing activities:
Decrease in callable revolving lines of credit, net	(415)	(2,650)
Payments on term loans and other loans	(2,125)	(1,513)
Acquisition of non-controlling interest	(7,498)	—
Dividends issued by consolidated affiliates	—	(241)
Proceeds from exercise of stock options and warrants	16	24
(Purchase) proceeds of common shares held in trust, net	—	62
Payments of capital lease obligations	(94)	(159)

Net cash used in financing activities	(10,116)	(4,477)

Net (decrease) increase in cash and cash equivalents	(23,185)	73,273
Effect of exchange rate changes on cash	5,299	(13,435)

Net (decrease) increase in cash and cash equivalents	(17,886)	59,838
Cash and cash equivalents at beginning of period	124,775	46,519

Cash and cash equivalents at end of period	$106,889	$106,357

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$—	$274
Acquisition of non-controlling interest in accrued expenses	$3,598	$—
Acquisition of equipment in accounts payable	$1,423	$6,658

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2010 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended June 30, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Company designs, manufactures and supplies alternative fuel components and systems for use in the transportation, industrial and power generation industries on a global basis. The Company’s components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines.

The Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. All intercompany transactions, including intercompany profits and losses and intercompany balances, have been eliminated in consolidation. Investments in unconsolidated joint ventures or affiliates (“joint ventures”) are accounted for under the equity method of accounting, whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its joint ventures is reflected in equity share in income of unconsolidated affiliates. If the investment in an unconsolidated joint venture is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that there are any receivables, loans or advances to the joint venture. These additional losses would be reflected in selling, general, and administrative expenses.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2011, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Acquisitions

Acquisition of Alternative Fuel Systems (2004) Inc.

On May 31, 2011, the Company acquired Alternative Fuel Systems (2004) Inc. (“AFS”), a developer and marketer of fuel management systems that enable internal combustion engines to operate on compressed natural gas. The aggregate purchase price for 100% of the equity of AFS was approximately $8.9 million in cash, net of cash acquired of approximately $0.7 million.

The results of operations of AFS have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated based on management’s preliminary estimates as follows (in thousands):

Inventory	$1,300
Other tangible assets	1,276
Intangible assets subject to amortization	2,110
Goodwill	4,935

Total assets acquired	9,621
Less: total liabilities	(680)

Total net assets recorded	$8,941

Of the $2.1 million of acquired intangible assets, $1.4 million relates to customer relationships with a useful life of approximately 7 years, $0.4 million to developed technology with a useful life of 6 years and $0.3 million to trademarks with a useful life of 6 years. The international presence of AFS specifically in the Asia automotive market, as well as the ability to incorporate their products into the Company’s existing supply chain, were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $4.9 million. The acquired goodwill is not deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The Company is in the process of finalizing its valuations of certain intangible assets; thus, the value of the consideration paid and the allocation of the purchase price are subject to refinement.

The Company has determined that the acquisition of AFS was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Acquisition of NaturalDrive Partners LLC

On April 18, 2011, the Company acquired NaturalDrive Partners LLC (“NaturalDrive”), a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The transaction is valued at $6.0 million, comprised of $4.5 million in cash and $1.5 million of Fuel Systems’ stock paid at closing. More specifically, the Company issued 52,317 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The transaction also includes provisions for earn-out payments totaling up to $6.75 million in the form of Fuel Systems stock, which would be payable during the three years following closing based upon achievement of business volume and general milestones. The earn-out will be paid in three equal installments of $1.5 million no later than 90 days after the end of each calendar year beginning in 2011 if specified target customer volumes for the year are met, and reasonable progress is made on the general milestones. In the case the earn-out for a specific period is determined to be payable in accordance with the aforementioned target customer volumes and additional original equipment manufacturer value thresholds are met for the same period, the earn-out shares for the applicable period will be multiplied by a factor of 1.5 for purposes of determining the number of earn-out shares payable.

In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Once the Company has finalized the purchase accounting for NaturalDrive, future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. As of the closing date of the acquisition, the NaturalDrive contingent consideration was assigned a preliminary fair value of approximately $1.4 million (see Note 13). The results of operations of NaturalDrive have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated based on management’s preliminary estimates as follows (in thousands):

Total tangible assets	$68
Intangible assets subject to amortization	5,650
Goodwill	1,730

Total assets acquired	7,448
Less: total liabilities (including contingent consideration)	(1,448)

Total net assets recorded	$6,000

Of the $5.7 million of acquired intangible assets, $4.8 million refers to existing technology with an estimated useful life of 8 years, $0.6 million to customer relationships with a useful life of approximately 6 years and $0.3 million to non-compete agreements with an estimated useful life of 4 years. The continued development of the U.S. alternative fuel market as well as potential legislative changes impacting this market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $1.7 million. The acquired goodwill is deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. The Company is in the process of finalizing its valuations of certain intangible assets, as well as of the contingent consideration; thus, the value of the consideration paid and the allocation of the purchase price are subject to refinement.

The Company has determined that the acquisition of NaturalDrive was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

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

The purchase price has been allocated based upon management’s estimate as follows: $3.7 million to existing technology with an estimated useful life of 7 years and approximately $0.1 million to net tangible asset. As with the PCI acquisition, the continued development of the U.S. alternative fuel market as well as potential legislative changes impacting this market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $0.2 million. The acquired goodwill is deductible for tax purposes.

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

In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Future changes to the fair value of the contingent consideration are determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. As of the closing date of the acquisition, the PCI contingent consideration was assigned a fair value of approximately $5.1 million, of which $4.0 million is in escrow and classified in other current assets in the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010 (see note 13). The results of operations of PCI have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

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

	As of
	June 30, 2011	December 31, 2010
Raw materials and parts	$53,265	$45,172
Work-in-process	2,630	841
Finished goods	35,518	36,308
Inventory on consignment	5,707	3,533

Total inventories	$97,120	$85,854

4. Equipment and Leasehold Improvements, net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	June 30, 2011	December 31, 2010
Dies, molds, and patterns	$5,256	$5,090
Machinery and equipment	63,458	56,748
Office furnishings and equipment	16,238	14,596
Automobiles and trucks	4,785	4,024
Leasehold improvements	20,291	17,433

Total equipment and leasehold improvements	110,028	97,891
Less: accumulated depreciation	(45,844)	(38,238)

Equipment and leasehold improvements, net of accumulated depreciation	$64,184	$59,653

Depreciation expense related to equipment and leasehold improvements was $2.7 million and $2.2 million for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense related to equipment and leasehold improvements was $5.3 million and $4.5 million for the six months ended June 30, 2011 and 2010, respectively.

5.	Goodwill and Intangibles

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2011 are as follows (in thousands):

	BRC Operations	IMPCO Operations	Total
Goodwill, gross	$45,899	$14,362	$60,261
Accumulated impairment losses	(3,613)	(2,833)	(6,446)

Net balance as of December 31, 2010	$42,286	$11,529	$53,815

New acquisitions	—	6,665	6,665
Adjustments to purchase accounting	—	(44)	(44)
Currency translation as of June 30, 2011	2,685	189	2,874

Goodwill, gross	$48,894	$21,172	$70,066

	BRC Operations	IMPCO Operations	Total
Accumulated impairment losses	(3,923)	(2,833)	(6,756)

Net balance as of June 30, 2011	$44,971	$18,339	$63,310

The annual review of the Company’s Canadian reporting unit was performed during the three months ended June 30, 2011 resulted in no impairment. The annual review for all other reporting units is performed during the fourth quarter.

At June 30, 2011 and December 31, 2010, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of June 30, 2011			As of December 31, 2010
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	6.7	$28,538	$(12,451)	$16,087	$22,389	$(10,233)	$12,156
Customer relationships	9.1	22,696	(7,337)	15,359	20,238	(5,325)	14,913
Trade name	7.3	4,693	(1,625)	3,068	4,146	(1,323)	2,823
Non-compete agreements	2.8	1,368	(816)	552	1,041	(648)	393

Total		$57,295	$(22,229)	$35,066	$47,814	$(17,529)	$30,285

Amortization expense related to existing technology and customer relationships of $1.8 million and $1.0 million for the three months ended June 30, 2011 and 2010, respectively, and of $3.4 million and $2.0 million for the six months ended June 30, 20110 and 2010, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.2 million and $0.1 million for three months ended June 30, 2011 and 2010, respectively, and of $0.3 million and $0.3 million for six months ended June 30, 2011 and 2010, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Six months ending December 31, 2011	$4,101
2012	6,558
2013	5,551
2014	4,969
2015	4,399
2016	3,442
Thereafter	6,046

$35,066

6. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability, included within Accrued expenses on the Condensed Consolidated Balance Sheets, during the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$11,911	$13,929	$12,376	$15,182
Addition from acquisition	60	—	60	—
Provisions charged to costs and expenses	559	861	1,251	1,978
Settlements and other adjustments	(1,815)	(1,971)	(3,497)	(4,166)
Effect of foreign currency translation	132	(874)	657	(1,049)

Balance at end of period	$10,847	$11,945	$10,847	$11,945

7. Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2011 was 44.5% compared to an effective tax rate of 20.6% for the three months ended June 30, 2010. The Company’s effective tax rate for the six months ended June 30, 2011 was 55.9% compared to an effective tax rate of 35.1% for the six months ended June 30, 2010. The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions (“loss jurisdictions”) for which no tax benefit has been recorded. For the six months ended June 30, 2011 and 2010, the Company incurred a pre-tax loss of approximately $6.3 million and $0.9 million, respectively, in the loss jurisdictions. The Company continues to believe that the likelihood of recoverability of the net deferred tax assets in the loss jurisdictions is less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on all domestic and on certain foreign jurisdictions deferred tax assets.

As of June 30, 2011, the Company had approximately $7.0 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the quarter and year to date period ended June 30, 2011. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

8. Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	Available as of June 30, 2011	As of
		June 30, 2011	December 31, 2010
(a) Revolving lines of credit – Italy and Argentina	$12,157	$338	$751
(b) Revolving lines of credit – USA	10,500	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	2,337	2,837
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	7,195	7,731
(e) Other indebtedness	1,439	1,432	1,075

	$24,096	11,302	12,394
Less: current portion		5,048	4,823

Non-current portion		$6,254	$7,571

At June 30, 2011, the Company’s weighted average interest rate on outstanding debt was 2.8%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at June 30, 2011.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $3.6 million which is unsecured and $6.6 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 2.5% to 5.5% as of June 30, 2011. At June 30, 2011 and December 31, 2010, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.3 million. These lines are unsecured with approximately $0.3 million and $0.8 million outstanding at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the interest rates for the lines of credit in Argentina were 3.5%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of June 30, 2011, the Company and IMPCO Technologies, Inc. (“IMPCO US”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $10.5 million. IMPCO US intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO US’s payments. At June 30, 2011 and December 31, 2010, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $10.5 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At June 30, 2011, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa of Italy in which BRC received approximately $6.7 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 2.2% and 1.6% at June 30, 2011 and December 31, 2010, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At June 30, 2011 and December 31, 2010, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 3.0% at June 30, 2011.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM S.r.L. (“MTM”), a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa pursuant to which MTM may borrow up to €15.0 million (approximately $21.6 million converted into U.S. dollars) to be used for acquisitions, as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $7.2 million and $7.7 million were outstanding on this financing agreement as of June 30, 2011 and December 31, 2010, respectively. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At June 30, 2011, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping, a subsidiary of the Company, and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranged from 2.6% to 2.9%.

9. Equity

The following table summarizes the changes in equity for the six month period ended June 30, 2011 (in thousands, except for share amounts):

	Common Stock		Additional Paid-In	Shares Held	Retained	Accumulated Other Comprehensive	Total Fuel Systems Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	in Treasury	Earnings	Income	Equity	Interest	Equity
Balance, December 31, 2010	19,921,217	$20	$322,948	$(588)	$10,189	$2,237	$334,806	$3,761	$338,567
Net income	—	—	—	—	4,184	—	4,184	96	4,280
Purchase of remaining shares from non-controlling interest	—	—	(6,940)	—	—	—	(6,940)	(4,156)	(11,096)
Foreign currency translation adjustment	—	—	—	—	—	17,012	17,012	299	17,311
Issuance of common stock relating to acquisition of Natural Drive	52,317	—	1,500	—	—	—	1,500	—	1,500

	Common Stock		Additional Paid-In	Shares Held	Retained	Accumulated Other Comprehensive	Total Fuel Systems Stockholders’	Non- Controlling	Total
	Shares	Amount	Capital	in Treasury	Earnings	Income	Equity	Interest	Equity
Issuance of common stock upon exercise of stock options	2,500	—	16	—	—	—	16	—	16
Issuance and vesting of restricted stock, net of shares withheld for employee tax	7,920	—	540	65	—	—	605	—	605

Balance, June 30, 2011	19,983,954	$20	$318,064	$(523)	$14,373	$19,249	$351,183	$—	$351,183

Purchase of remaining 50% interest in MTE S.r.l.

On June 1, 2011, the Company purchased the remaining 50% ownership interest in MTE S.r.l. (“MTE”), for €7.5 million (approximately $10.7 million), of which €5.3 million (approximately $7.5 million), was paid on the closing date with the remaining balance of €2.2 million (approximately $3.2 million) classified as restricted cash in Other Current Assets until January 15, 2012 as a guarantee towards possible indemnification obligations of the seller. Further performance payments of up to €1.0 million (approximately $1.4 million) in cash may be made no later than 5 days after May 31, 2014 based on the achievement of 2012 and 2013 gross profit targets (see Note 13). The range of undiscounted amounts we may be required to pay for these earnout payments is between $0.0 and $1.4 million (€0.0 to €1.0 million). In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. As of the closing date of the acquisition, the MTE contingent consideration was assigned a preliminary fair value of approximately $0.4 million (see Note 13).

As the Company previously had control of MTE prior to this acquisition and the results of MTE were consolidated within the BRC operation segment, the excess purchase price of the remaining 50% over the non-controlling interest is recorded to additional paid in capital.

Shares Held in Treasury

As of June 30, 2011 and December 31, 2010 the Company had 16,055 and 18,545 shares held in treasury, respectively with a value of approximately $0.4 million and $0.5 million, respectively.

10. Share-Based Compensation

The Company has four stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. No options were granted in 2011 or 2010. However, 233,994 were available for grant at June 30, 2011. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Under the Company’s 2009 Restricted Stock Bonus Plan, which was approved by shareholders on August 27, 2009 and replaced the 2006 Incentive Bonus Plan, the Company may grant restricted stock to officers, employees and non-employee directors. Restricted stock granted to non-employee board members typically vests one year from the grant date.

Share-based compensation expense for the three and six months ending June 30, 2011and 2010 was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$2	$8	$6	$19
Research and development expense	254	8	508	18
Selling, general and administrative expense	66	31	123	58

	$322	$47	$637	$95

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits as a result of the net operating loss carryforward position for United States income tax purposes.

Share-Based Compensation Activity – Stock Options

The following table displays stock option activity including the weighted average stock option prices for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	62,750	$11.28	2.7 yrs	$1,136
Exercised	(2,500)	6.60
Forfeited	(2,500)	16.02

Outstanding, vested and exercisable at June 30, 2011	57,750	$11.28	2.3 yrs	$789

The aggregate intrinsic value as of particular date is calculated as the difference between the exercise price of the underlying awards that were in-the-money and the quoted price of the Company’s common stock on that date. During the three months ended June 30, 2011 and 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $44,000 and zero, respectively, determined as of the date of option exercise. During the six months ended June 30, 2011 and 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $44,000 and $64,000 respectively, determined as of the date of option exercise.

As of June 30, 2011, all stock options granted under the Company’s stock options plans had fully vested and as such, all compensation costs had been recognized in prior years. There were no options granted in the three and six months ended June 30, 2011 or 2010.

Share-Based Compensation Activity – Restricted Stock

A summary of unvested restricted stock awards as of June 30, 2011and changes during the six month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	10,939	$21.10
Granted	7,542	23.88
Vested	(9,205)	21.08
Forfeited	—	—

Nonvested at June 30, 2011	9,276	$23.38

As of June 30, 2011, total unrecognized share-based compensation cost related to unvested restricted stock was $0.2 million, which is expected to be recognized over a weighted-average period of 1.2 year.

11. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to Fuel Systems	$3,810	$6,904	$4,184	$34,938

Denominator:
Denominator for basic earnings per share—weighted average number of shares	19,968,530	17,618,039	19,945,063	17,614,929
Effect of dilutive securities:
Employee stock options	34,603	42,579	35,700	47,184
Unvested restricted stock	9,064	10,446	9,924	13,677
Shares held in escrow	89,207	—	89,207	—

Dilutive potential common shares	20,101,404	17,671,064	20,079,894	17,675,790

Net income per share attributable to Fuel Systems:
Basic	$0.19	$0.39	$0.21	$1.98

Diluted	$0.19	$0.39	$0.21	$1.98

For the three and six months ended June 30, 2011, stock awards to purchase 806 shares of common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive. For the three and six months ended June 30, 2010, stock awards to purchase 316 shares of common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive.

12. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the condensed consolidated balance sheets at June 30, 2011 and December 31, 2010 representing related party transactions with the Company:

	As of
	June 30, 2011	December 31, 2010
Current Receivables with related parties:
Tecno GNC S.A. (a)	157	26
TCN S.r.L. (b)	—	58
Erretre S.r.L. (c)	100	185
Bianco SPA (d)	192	—
Others (k)	15	6
Current Receivables with JVs and related partners:
Rohan BRC (e)	4,750	3,335
Rohan LTD (f)	—	3
PDVSA Industrial S.A. (g)	2,897	3,727

	$8,111	$7,340

Non-Current Receivables with JVs and related partners:
Rohan BRC (e)	$1,420	$1,351

	$1,420	$1,351

Current Payables with related parties:
Europlast S.r.L. (b)	1,849	878
TCN S.r.L. (b)	1,574	855
TCN Vd S.r.L. (b)	933	745
A.R.S. Elettromeccanica (h)	231	134
Ningbo Topclean Mechanical Technology Co. Ltd. (i)	72	26
Tecno GNC S.A. (a)	6	—
IMCOS Due S.r.L. (j)	13	18
Others (k)	95	33
Current Payable with JVs and related partners:
Rohan BRC (f)	—	1

As of
June 30, 2011	December 31, 2010
$4,773	$2,690

(a)	A current employee of the Company owns 100% of Tecno GNC S.A.
(b)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L., along with his brother, Pier Antonio Costamagna.
(c)	Erretre S.r.L. is owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.
(d)	Bianco SPA is 66% owned by TCN S.r.L. and 24% owned by IMCOS Due S.r.L.
(e)	Rohan BRC is a joint venture which MTM owns 50% and is accounted for using the equity method.
(f)	Rohan LTD owns 50% of Rohan BRC.
(g)	PDVSA Industrial S.A. is a 70% owner of a joint venture (Sistemas De Conversion Del Alba, S.A.) with remaining 30% owned by the Company.
(h)	A.R.S. Elettromeccanica is owned by Biemmedue S.r.L., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(i)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L. and is indirectly 46% owned by the Company’s Chief Executive Officer and his immediate family.
(j)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., 100% of Biemmedue S.r.L., and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.
(k)	Include MTM Hydro S.r.L., Biemmedue S.r.L. (see note (j) above), and an Italian law firm which provides services to the Company and in which one of Fuel Systems directors is a partner.

The following table sets forth amounts (services and goods) purchased from and sold to related parties.

	(in thousands) Six Months Ended June 30,
	2011		2010
	Purchases	Sales	Purchases	Sales
Related Party Company:
Europlast S.r.L.	$2,407	$35	$2,347	$4
Tecno GNC S.A	28	341	87	101
TCN S.r.L	2,069	36	1,931	—
TCN Vd S.r.L	1,263	—	863	111
A.R.S. Elettromeccanica	936	—	1,070	5
Ningbo Topclean Mechanical Technology	281	—	956	—
Erretre S.r.L	70	—	—	170
Bianco SPA	441	266	—	—
Others	158	85	339	3
JV’s and related partners:
Rohan BRC	1	5,526	—	1,631
Rohan LTD	—	—	—	231
PDVSA Industrial S.A.	—	2,850	—	2,977

	$7,654	$9,139	$7,593	$5,233

Other Transactions with Related Parties – Leases

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon an appraisal performed by a third party. These lease agreements begin to expire in 2011, with the last agreement ending in 2016. The Company paid IMCOS Due S.r.L. lease payments of $1.0 million for the six months ended June 30, 2011 and 2010, respectively. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of less than $0.1 million for the six months ended June 30, 2011 and 2010, respectively. In addition, the Company also leases buildings from Luca Impex, a real estate investment company, which is partially owned by the General Manager of Zavoli. The Company paid Luca Impex lease payments of less than $0.1 million for the six months ended June 30, 2011 and 2010, respectively. The Company leases a building from GNC Vicar SA, a real estate investment company, which is owned by the former director of Distribuidora Shopping and current employee of the Company. The Company paid GNC Vicar lease payments of $0.2 million for the six months ended June 30, 2011 and 2010, respectively.

Other Transactions with Related Parties – Acquisitions

The Company acquired the remaining 50% of MTE as discussed in Note 9. One employee of the Company owned 20% of MTE. This employee received approximately $3.0 million (€2.1 million) at the closing of the transaction. At June 30, 2011, the Company deposited approximately $3.2 million (€2.3 million) of the purchase price in an escrow, classified as a current liability, which this employee is entitled to $1.3 million (€0.9 million).

Other Transactions with Related Parties – Other

In June 2011, Mr. Mariano Costamagna was appointed to the board of directors of Cassa di Risparmio di Bra in Italy which the Company currently maintains a portion of its cash and cash equivalents. As of June 30, 2011, the amount of cash held at this financial institution was approximately $21.8 million (€15.1 million).

Non-Current Receivable from Rohan BRC

In June 2009, the Company issued a three year approximate $0.9 million (€650,000) loan to Rohan BRC Gas Equipment Company (“Rohan BRC”). In March 2010, the Company issued an additional three year approximate $0.9 million (€650,000) loan to Rohan BRC.

As a result of accumulated losses at Rohan BRC, the Company’s original investment balance in Rohan BRC had been reduced to zero. In addition, the Company has been recognizing its proportionate share of Rohan BRC’s losses and recording these losses against the loan receivable. For the three months ended June 30, 2011, and 2010 the Company had recorded approximately $0.1 million and $0.2 million of losses, respectively against the loan receivable. For the six months ended June 30, 2011 and 2010, the Company had recorded approximately $0.1 million and $0.3 million of losses, respectively against the loan receivable. As of June 30, 2011 and 2010, the Company had recorded approximately $0.5 million and $0.7 million of losses against the loan receivable resulting in a net receivable balance of approximately $1.4 million and $0.9 million, respectively.

13. Contingencies

(a) Contingencies

The Company is subject to certain claims that arise in the ordinary course of business. In the opinion of management, no pending or threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on the Company’s consolidated financial statements.

(b) Liability for Contingent Consideration – MTE

In connection with the purchase of the remaining 50% interest in MTE, the Company may be required to pay up to $1.4 million (€1.0 million) in earnout payments upon achievement of 2012 and 2013 gross profit targets. The range of undiscounted amounts the Company may be required to pay for these earnout payments is between $0.0 and $1.4 million (€0.0 to €1.0 million). In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, with probability ranging from approximately 10% to approximately 40%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.1% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believes is appropriate and representative of a market participant assumption once the earnout conditions are considered. As of the closing date of the acquisition, the MTE contingent consideration was assigned a preliminary fair value of approximately $0.4 million. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the MTE contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue and other factors.

(c) Liability for Contingent Consideration – NaturalDrive

In connection with the NaturalDrive acquisition, the Company may be required to pay up to $6.75 million in earnout payments upon achievement of business volume and general milestones (see note 2). The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $6.75 million. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, contemplating various scenarios for the earnout levels, with probability ranging from approximately 10% to approximately 60%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.0% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believes is appropriate and representative of a market participant assumption once the earnout conditions are considered. As of the closing date of the acquisition, the NaturalDrive contingent consideration was assigned a preliminary fair value of approximately $1.4 million. Once the Company has finalized the purchase accounting for NaturalDrive, future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the NaturalDrive contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue and other factors.

(d) Liability for Contingent Consideration – PCI

In connection with the PCI acquisition, the Company may be required to disburse an additional $4.0 million, currently held in escrow, as well as further performance payments of up to $20 million in Fuel Systems Solutions stock (see note 2).The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $20.0 million. The preliminary fair value of the liability for the contingent consideration recognized on the acquisition date was $5.1 million, of which $1.1 million was classified in other liabilities in the Consolidated Balance Sheet. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, contemplating various scenarios for the earnout levels, with probability ranging from approximately 10% to approximately 55%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 12.1% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believes is appropriate and representative of a market participant assumption once considered the earnout conditions. Changes to the fair value of the contingent consideration are determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. As of June 30, 2011 the estimated fair value of the PCI contingent consideration liability was reduced to $4.5 million from $5.1 million as of December 31, 2010, primarily due to a reduction in the probability-weighted revenue estimate based on updated forecast. The reduction in the fair value estimate resulted in a gain of approximately $0.6 million for the three months and six months ended June 30, 2011, which was recorded in operating expenses in the Consolidated Statement of Operations. Management believes that the model used in the determination of the fair value of the PCI contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue and other factors.

14. Comprehensive Income

The components of unaudited comprehensive income for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$3,856	$7,115	$4,280	$35,333
Foreign currency translation adjustment	4,450	(19,661)	17,311	(31,078)

Comprehensive income (loss)	8,306	(12,546)	21,591	4,255
Comprehensive income attributable to non-controlling interests	(46)	(211)	(96)	(395)
Foreign currency translation adjustment attributable to non-controlling interest	(58)	322	(299)	445

Comprehensive income (loss) attributable to Fuel Systems	$8,202	$(12,435)	$21,196	$4,305

15. Business Segment Information

Business Segments. The Company’s management believes that the Company operates in two business segments, IMPCO operations and BRC operations. Under the Company’s system of reporting operations, IMPCO operations manufactures and sells products for use primarily in the industrial market through its U.S. and foreign facilities and distribution channels, including complete certified engines, fuel systems, parts and conversion systems, for applications in the transportation, material handling, stationary and portable power generator and general industrial markets. Recently, the IMPCO operations have begun to operate in the transportation market. BRC operations manufacture and sell products for use primarily in the transportation market through its foreign facilities and distribution channels. Corporate expenses consist of general and administrative expenses at the Fuel Systems corporate level. Intercompany sales between IMPCO operations and BRC operations have been eliminated in the results reported.

The Company evaluates segment performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies contained in the Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
IMPCO Operations	$43,621	$29,750	$81,787	$53,840
BRC Operations	74,709	72,987	129,350	212,112
Intersegment Eliminations	(1,732)	(2,962)	(3,721)	(4,526)

Total	$116,598	$99,775	$207,416	$261,426

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Income (Loss):
IMPCO Operations	$1,766	$3,148	$2,711	$3,651
BRC Operations	5,871	7,194	9,233	52,893
Corporate Expenses (1)	(1,263)	(1,077)	(2,586)	(2,593)

Total	$6,374	$9,265	$9,358	$53,951

(1)	Represents corporate expense not allocated to either of the business segments.

	As of
	June 30, 2011	December 31, 2010
Total Assets:
IMPCO Operations	$137,889	$113,704
BRC Operations	322,036	291,964
Corporate (1)	203,980	206,549
Eliminations	(177,273)	(157,654)

Total	$486,632	$454,563

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes cash and cash equivalents as well as investments in the subsidiaries, which eliminate in consolidation.

Revenue by Application. The Company’s product revenue by application across all business segments follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Transportation	$86,973	$84,485	$154,361	$231,905
Industrial	29,625	15,290	53,055	29,521

Total	$116,598	$99,775	$207,416	$261,426

16. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three and six months ended June 30, 2011, no customers represented more than 10% of the consolidated sales. For the three months ended June 30, 2010, no customers represented more than 10% of consolidated sales, while one customer represented 17.5% of the consolidated sales for the six months ended June 30, 2010.

Accounts Receivable

At June 30, 2011, no customers represented more than 10.0% of consolidated accounts receivable. At December 31, 2010, one customer represented 10.6% of the consolidated accounts receivable.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, economic uncertainties caused by political instability in certain of the markets we do business in, our ability to realign costs with current market conditions, as well as the risks and uncertainties included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and our other periodic reports filed with the SEC. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

We offer an array of components, systems and fully integrated solutions for our customers, including:

•	fuel delivery – pressure regulators, fuel injectors, flow control valves and other components designed to control the pressure, flow and/or metering of gaseous fuels;

•	electronic controls – solid-state components and proprietary software that monitor and optimize fuel pressure and flow to meet manufacturers’ engine requirements;

•	gaseous fueled internal combustion engines – engines manufactured by OEMs that are integrated with our fuel delivery and electronic controls;

•	systems integration – systems integration support to integrate the gaseous fuel storage, fuel delivery and /or electronic control components and sub-systems to meet OEM and aftermarket requirements;

•	auxiliary power systems – fully integrated auxiliary power systems for truck and diesel locomotives; and

•	natural gas compressors – natural gas compressors and refueling systems for light and heavy duty refueling applications.

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

We recently completed the acquisitions of NaturalDrive, LLC (“NaturalDrive”), Productive Concepts International, LLC (“PCI”) and Evotek LLC (“Evotek”) (collectively referred to as “IMPCO Automotive Acquisitions”) to expand our activities in the automotive market within the United States. The IMPCO Automotive Acquisitions equip our U.S. automotive business with the capabilities necessary to be a leader in this market. Evotek and NaturalDrive are strategic transactions that we believe position Fuel Systems to compete in the dedicated natural gas vehicle (NGV) OEM market emerging in the United States. PCI adds key technology and industry relationships to further our North American OEM and fleet market strategy, and also expands our vehicle modification and systems integration capabilities for a variety of alternative fuel applications, including hybrid, CNG, propane and dual-fuel diesel. We continue to believe fleet vehicles offer attractive opportunities for our gaseous fuel solutions in the U.S. We now have a full suite of automotive capabilities in this market, including a CARB certified, dedicated systems product line and in-house OEM systems engineering platform, enhancing our ability to leverage our existing relationships with fleet customers and other manufacturers as they roll out CNG and LPG versions of key fleet vehicles.

In addition, to the IMPCO Automotive Acquisitions, we added Alternative Fuel Systems (2004) Inc. and purchased the remaining 50% interest in MTE S.r.l. in an effort to continue to expand our core businesses and geographic footprint.

For the three months ended June 30, 2011 revenue increased approximately 16.9%, operating income decreased 31.2% and diluted EPS decreased by approximately 51.3% compared to the prior year. These results were driven primarily by the increase in our aftermarket business including kits to OEMs, our industrial business including our auxiliary power business and recent acquisitions partially offset by lower post-productions OEM (“DOEM”) sales. This change in our product mix contributed to a lower gross margin. In addition, we have incurred higher operating expenses due to recent acquisitions as well as additional resources for research and development.

For the six month ended June 30, 2011 revenue decreased approximately 20.7%, operating profit decreased 82.7% and diluted EPS decreased by approximately 89.4% compared to the prior year. These results were driven primarily by the expiration of the Italian government incentives which drove strong results in our BRC operations related to our DOEM sales for the prior year. Beginning in the second quarter of 2010 and continuing through subsequent quarters, our volumes for DOEM conversions decreased significantly. The expiration of the Italian government incentives were partially offset by increased activity in our IMPCO operations, our aftermarket business as well as acquisitions. Although our performance year over year reflects difficult comparisons, our sequential quarterly comparisons in 2011 show higher revenue, operating profit and diluted EPS. In addition, the sequential quarterly DOEM volumes remained relatively consistent. We expect lower DOEM volumes to continue throughout 2011.

Net Cash provided by operations was $17.8 million and $9.7 million for the three and six months ended June 30, 2011, respectively. Our net cash position at June 30, 2011 of $95.6 million provides us with the adequate capital for working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets.

Recent Developments

Purchase of remaining 50% interest in MTE S.r.l.

On June 1, 2011, we purchased the remaining 50% ownership interest in MTE S.r.l. (“MTE”), for €7.5 million (approximately $10.7 million), of which €5.3 million (approximately $7.5 million), was paid on the closing date with the remaining balance of €2.2 million (approximately $3.2 million) classified as restricted cash in Other Current Assets until January 15, 2012 as a guarantee towards possible indemnification obligations of the seller. Further performance payments of up to €1.0 million (approximately $1.4 million) in cash may be made no later than 5 days after May 31, 2014 based on the achievement of 2012 and 2013 gross profit targets. The range of undiscounted amounts we may be required to pay for these earnout payments is between $0.0 and $1.4 million (€0.0 to €1.0 million). In accordance with the FASB issued authoritative guidance, we determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. As of the closing date of the acquisition, the MTE contingent consideration was assigned a preliminary fair value of approximately $0.4 million. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the MTE contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue, and other factors.

As the Company previously had control of MTE prior to this acquisition, the results of MTE were consolidated within the BRC operation segment, the excess purchase price of the remaining 50% over the non-controlling interest is recorded to additional paid in capital.

Acquisition of Alternative Fuel Systems (2004) Inc.

On May 31, 2011, through our wholly owned subsidiary IMPCO Technologies, Inc. (“IMPCO US”), we acquired Alternative Fuel Systems (2004) Inc. (“AFS”), a developer and marketer of fuel management systems that enable internal combustion engines to operate on compressed natural gas. The aggregate purchase price for 100% of the equity of AFS was approximately $8.9 million in cash, net of cash acquired of approximately $0.7 million.

The results of operations of AFS have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated based on management’s preliminary estimates as follows (in thousands):

Inventory	$1,300
Other tangible assets	1,276
Intangible assets subject to amortization	2,110
Goodwill	4,935

Total assets acquired	9,621
Less: total liabilities	(680)

Total net assets recorded	$8,941

Of the $2.1 million of acquired intangible assets, $1.4 million relates to customer relationships with a useful life of approximately 7 years, $0.4 million to developed technology with a useful life of 6 years and $0.3 million to trademarks with a useful life of 6 years. The international presence of AFS specifically in the Asia automotive market as well as the ability to incorporate their products into the Company’s existing supply chain were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $4.9 million. The acquired goodwill is deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. Management is in the process of finalizing its valuations of certain intangible assets, thus the value of the consideration paid and the allocation of the purchase price are subject to refinement.

Management has determined that the acquisition of AFS was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Acquisition of NaturalDrive Partners LLC

On April 18, 2011, through our wholly owned subsidiary IMPCO US, we completed the purchase of NaturalDrive, a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The transaction is valued at $6.0 million, comprised of $4.5 million in cash and $1.5 million of Fuel Systems’ stock paid at closing. More specifically, we issued 52,317 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The transaction also includes provisions for earn-out payments totaling up to $6.75 million in the form of Fuel Systems stock, which would be payable during the three years following closing based upon achievement of business volume and general milestones. The earn-out will be paid in three equal installments of $1.5 million no later than 90 days after the end of each calendar year beginning in 2011 if specified target customer volumes for the year are met, and reasonable progress is made on the general milestones. In the case the earn-out for a specific period is determined to be payable in accordance with the aforementioned target customer volumes and additional original equipment manufacturer value thresholds are met for the same period, the earn-out shares for the applicable period will be multiplied by a factor of 1.5 for purposes of determining the number of earn-out shares payable. The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $6.75 million. In accordance with the FASB issued authoritative guidance, Management determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, contemplating various scenarios for the earnout levels, with probability ranging from approximately 10% to approximately 60%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.0% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which we believe is appropriate and representative of a market participant assumption once considered the earnout conditions. As of the closing date of the acquisition, the NaturalDrive contingent consideration was assigned a preliminary fair value of approximately $1.4 million. Once management has finalized the purchase accounting for NaturalDrive, future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the NaturalDrive contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue, and other factors.

The results of operations of NaturalDrive have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated based on management’s preliminary estimates as follows (in thousands):

Total tangible assets	$68
Intangible assets subject to amortization	5,650
Goodwill	1,730

Total assets acquired	7,448
Less: total liabilities	(1,448)

Total net assets recorded	$6,000

Of the $5.7 million of acquired intangible assets, $4.8 million refers to existing technology with an estimated useful life of 8 years, $0.6 million to customer relationships with a useful life of approximately 6 years and $0.3 million to non-compete agreements with an estimated useful life of 4 years. The continued development of the U.S. alternative fuel market as well as potential legislative changes impacting this market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $1.7 million. The acquired goodwill is deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. We are in the process of finalizing our valuations of certain intangible assets, as well as of the contingent consideration; thus, the value of the consideration paid and the allocation of the purchase price are subject to refinement.

Management has determined that the acquisition of NaturalDrive was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that we have considered relevant circumstances that we may be currently subject to and the financial statements accurately reflect our estimate of the results of our operations, financial condition and cash flows for the periods presented. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes, subsequent to December 31, 2010, to information previously disclosed in our Annual Report on Form 10-K with respect to our critical accounting policies.

Results of Operations – Three Months Ended June 30, 2011

REVENUES

	Three Months Ended June 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$43,621	$29,750	$13,871	46.6%
BRC Operations	74,709	72,987	1,722	2.4%
Intersegment	(1,732)	(2,962)	1,230	41.5%

Total Revenues	$116,598	$99,775	$16,823	16.9%

IMPCO Operations. The increase in revenue relates to an increase in demand in the industrial market of approximately $14.0 million which includes approximately $7.1 million from our auxiliary power unit business. Revenue associated with the automotive market remained relatively flat due in part to a decrease in the automotive market in Asia partially offset by an approximate $6.4 million increase in US automotive market primarily from the IMPCO Automotive Acquisitions. Included in the results discussed above are the strengthening of local currencies compared to the US dollar which positively impacted revenues by approximately $2.2 million for the three months ended June 30, 2011.

BRC Operations. The increase in revenue in 2011 was due primarily to the strengthening of local currencies compared to the US dollar which positively impacted revenues by approximately $9.3 million for the three months ended June 30, 2011 as well as an improvement in aftermarket sales, including kits to OEMs, of approximately 36.6% partially offset by a decrease in sales for DOEM conversions. Volumes for the DOEM conversions decreased to approximately 6,500 for the second quarter 2011 compared to 19,000 conversions for the second quarter 2010 as the Italian automotive market adjusted to an environment without government incentives.

The Company’s product revenue by application across all business segments follows (in thousands):

	Three Months Ended June 30,
Revenue:	2011	2010
Transportation	$86,973	$84,485
Industrial	29,625	15,290

Total	$116,598	$99,775

COST OF REVENUE

	Three Months Ended June 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$34,257	$20,544	$13,713	66.7%
BRC Operations	55,257	53,505	1,752	3.3%

Total Cost of Revenues	$89,514	$74,049	$15,465	20.9%

IMPCO Operations. The increase primarily relates to the increase in volume associated with the industrial market which includes our APU business as well as approximately $5.8 million increase in the US automotive market including the IMPCO Automotive Acquisitions, partially offset by the decrease in the Asian market. We expect the pressure on gross margins to continue until the volumes associated with the US automotive market increase which will better absorb fixed costs.

BRC Operations. The increase of $1.8 million primarily relates to the strengthening of local currencies compared to the US dollar which increased cost of revenue by approximately $7.2 million for the three months ended June 30, 2011 as well as high volumes from aftermarket sales. These increases were almost entirely offset by the decrease in DOEM volumes, as well as lower compensation and related expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation. Factory utilization and gross profit have been closely tied to DOEM volumes as well. The elimination of the Italian government incentives has significantly decreased volumes and factory utilization resulting in reduced gross profit levels. We expect pressure on gross profit margins to continue in 2011 due to lower DOEM volumes.

RESEARCH & DEVELOPMENT

	Three Months Ended June 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$3,607	$2,393	$1,214	50.7%
BRC Operations	3,554	2,586	968	37.4%

Total Research and Development	$7,161	$4,979	$2,182	43.8%

IMPCO Operations. The increase relates to additional compensation and related expenses as well as outside services associated with the research and development for the US automotive market.

BRC Operations. The increase relates to additional compensation and related expenses associated with the continued investment in various automotive projects including next generation products, OEM quality system solutions and expansion of current products as well as additional overhead costs associated with our new R&D facility in Italy.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended June 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$3,496	$3,355	$141	4.2%
BRC Operations	8,790	7,050	1,740	24.7%
Corporate	1,263	1,077	186	17.3%

Total Selling, General & Administrative	$13,549	$11,482	$2,067	18.0%

IMPCO Operations. The increase relates primarily to additional costs associated with the IMPCO Automotive Acquisitions, partially offset by a reduction in the contingent consideration associated with the PCI acquisition of approximately $0.6 million.

BRC Operations. The increase relates primarily the strengthening of local currencies compared to the US dollar of approximately $0.9 million as well as additional compensation and related expenses partially offset by lower consulting and outside services.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses increased due primarily to higher compensation costs.

OPERATING INCOME/(LOSS)

	Three Months Ended June 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$1,766	$3,148	$(1,382)	(43.9%)
BRC Operations	5,871	7,194	(1,323)	(18.4%)
Corporate Expenses (1)	(1,263)	(1,077)	(186)	(17.3%)

Total Operating Income	$6,374	$9,265	$(2,891)	(31.2%)

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the three months ended June 30, 2011 decreased for the reasons stated above.

Other Income (Expense), Net

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended June 30, 2011 we recognized less then $0.1 million in losses on foreign exchange compared to $0.2 million in losses on foreign exchange for the three months ended June 30, 2010. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes

Income tax expense for the three months ended June 30, 2011 and 2010 was approximately $3.1 million and $1.8 million, representing an effective tax rate of 44.5% and 20.6%, respectively, and primarily consisted of the provision for our foreign operations. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions due to cumulative losses incurred in those jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. Accordingly, for the three months ended June 30, 2011, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded.

Results of Operations – Six Months Ended June 30, 2011

REVENUES

	Six Months Ended June 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$81,787	$53,840	$27,947	51.9%
BRC Operations	129,350	212,112	(82,762)	(39.0%)
Intersegment	(3,721)	(4,526)	805	17.8%

Total Revenues	$207,416	$261,426	$(54,010)	(20.7%)

IMPCO Operations. The increase in revenue relates to an increase in demand in the industrial market of approximately $22.9 million which includes approximately $11.0 million from our auxiliary power unit business. In addition, the transportation business at IMPCO increased approximately $4.6 million which includes an approximate $11.1 million increase in US automotive market sales associated with IMPCO Automotive Acquisitions partially offset by the decrease in our Asian transportation market. Included in the results discussed above are the strengthening of local currencies compared to the US dollar which positively impacted revenues by approximately $2.8 million for the six months ended June 30, 2011.

BRC Operations. The decrease in revenue in 2011 was due primarily to a decrease in sales for DOEM conversions partially offset by an approximately 32.3% improvement in aftermarket sales including kits to OEMs. Volumes for the DOEM conversions decreased to approximately 11,700 for the first six months of 2011 compared to 94,000 conversions for the first six months of 2010.

The strengthening of local currencies compared to the US dollar positively impacted revenues by approximately $9.9 million for the six months ended June 30, 2011.

The Company’s product revenue by application across all business segments follows (in thousands):

	Six Months Ended June 30,
Revenue:	2011	2010
Transportation	$154,361	$231,905
Industrial	53,055	29,521

Total	$207,416	$261,426

COST OF REVENUE

	Six Months Ended June 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$63,474	$38,041	$25,433	66.9%
BRC Operations	95,232	134,058	(38,826)	(29.0%)

Total Cost of Revenues	$158,706	$172,099	$(13,393)	(7.8%)

IMPCO Operations. The increase primarily relates to the increase in volume associated with the industrial market including our APU business as well as approximately $10.1 million increase in the US automotive market from the IMPCO Automotive Acquisitions. We expect the pressure on gross margins to continue until volumes associated with the US automotive market increase which will better absorb fixed costs.

BRC Operations. The decrease of $38.8 million relates to the decrease in DOEM volumes, beginning in the second quarter 2010 and continuing into subsequent quarters, as well as lower compensation and related expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation. Factory utilization and gross profit have been closely tied to DOEM volumes as well. The elimination of the Italian government incentives has significantly decreased volumes and factory utilization resulting in reduced gross profit levels. These decreases were partially offset by the increase in the aftermarket product costs due to higher volume. We expect pressure on gross profit margins to continue in 2011 due to lower DOEM volumes. The strengthening of local currencies compared to the US dollar increased cost of revenue by approximately $7.2 million for the six months ended June 30, 2011.

RESEARCH & DEVELOPMENT

	Six Months Ended June 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$7,249	$4,866	$2,383	49.0%
BRC Operations	6,299	4,549	1,750	38.5%

Total Research and Development	$13,548	$9,415	$4,133	43.9%

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

SELLING, GENERAL & ADMINISTRATIVE

	Six Months Ended June 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$7,491	$6,894	$597	8.7%
BRC Operations	15,727	16,474	(747)	(4.5%)
Corporate	2,586	2,593	(7)	(0.3%)

Total Selling, General & Administrative	$25,804	$25,961	$(157)	(0.6%)

IMPCO Operations. The increase relates primarily to additional costs associated with the IMPCO Automotive Acquisitions partially offset by a reduction in the contingent consideration associated with the PCI acquisition of approximately $0.6 million.

BRC Operations. The decrease relates primarily to lower consulting and outside services as well as lower advertising partially offset by the strengthening of local currencies compared to the US dollar of approximately $0.8 million.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses remained relatively flat versus the prior year.

OPERATING INCOME/(LOSS)

	Six Months Ended June 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$2,711	$3,651	$(940)	25.7%
BRC Operations	9,233	52,893	(43,660)	(82.5%)
Corporate Expenses (1)	(2,586)	(2,593)	7	0.3%

Total Operating Income	$9,358	$53,951	$(44,593)	(82.7%)

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the six months ended June 30, 2011 decreased/increased for the reasons stated above.

Other Income (Expense), Net

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the six months ended June 30, 2011 we recognized approximately $0.4 million in losses on foreign exchange compared to $0.6 million in gains on foreign exchange for the six months ended June 30, 2010. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes

Income tax expense for the six months ended June 30, 2011 and 2010 was approximately $5.4 million and $19.1 million, representing an effective tax rate of 55.9% and 35.1%, respectively, and primarily consisted of the provision for our foreign operations. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions due to cumulative losses incurred in those jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. Accordingly, for the six months ended June 30, 2011, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities and debt financing. Additionally from time to time we raise funds from the equity capital markets to fund our working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets. We believe the amounts available to us under our various credit agreements together with cash on hand will continue to allow us to meet our needs for working capital and other cash needs for worldwide operations for at least the next 12 months. For periods beyond 12 months, although we do not have any plans to do so, we may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of our technologies and products. However, we can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all. Nevertheless, our ability to satisfy our working capital requirements will substantially depend upon our future operating performance (which may be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. We continue to evaluate our need to increase liquidity. As of June 30, 2011 we had approximately $76.8 million of cash held in accounts outside the U.S. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for additional information that could impact our liquidity and capital resources.

	As of
	June 30, 2011	December 31, 2010
Cash and cash equivalents	$106,889	$124,775

Current portion of term loans and debt	5,048	4,823
Long-term term and other loans	6,254	7,571

Total debt	11,302	12,394
Total Fuel Systems equity	351,183	334,806

Total capitalization (debt plus equity)	$362,485	$347,200

Debt to total capitalization	3.1%	3.6%
Net Cash (cash and cash equivalents less debt)	$95,586	$112,381
Current assets	$320,188	$306,928
Current liabilities	$116,513	$96,079

Our debt to total capitalization ratio at June 30, 2011 decreased approximately 13.9% to 3.1% compared to December 31, 2010 as our total capitalization has increased by approximately $15.3 million or 4.4% compared to December 31, 2010. This was driven mostly by an increase in accumulated other comprehensive income in relation with foreign currency translation effect and an increase in earnings.

Our ratio of current assets to current liabilities was approximately 3:1 at both June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, our total working capital decreased by $7.1 million to $203.7 million from $210.8 million at December 31, 2010. This decrease is primarily due to the following: (1) a decrease of $17.9 million in cash; (2) an increase of $13.0 in accounts payable; and (3) an increase of $4.0 in accrued expenses, which all were partially offset by: (a) an increase $17.8 million in accounts receivable; and (b) and increase of $11.3 million in inventory.

The following table provides a summary of our operating, investing and financing activities as follows:

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$9,725	$87,928
Investing activities	(22,794)	(10,178)
Financing activities	(10,116)	(4,477)
Effect on cash of changes in exchange rates	5,299	(13,435)

Net (decrease) increase in cash and cash equivalents	$(17,886)	$59,838

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

2011 compared to 2010. In 2011, our net cash flow provided by operating activities was $9.7 million, a decrease of $78.2 million from the net cash flow provided by operating activity in the six months ended June 2010. This decrease was primarily driven by the decrease in sale for DOEM conversions, which resulted in lower net income for the period. In addition, cash in-flows associated with accounts receivable, inventory and taxes payable were lower in the six months ended June 2011 when compared to the same period in 2010. The impact to accounts receivable and taxes payable were driven primarily by the cash collected from elevate DEOM conversions in 2010 partially offset by the increase in the IMPCO operations in 2011. The change in inventory reflects increases in the US automotive market as well as the industrial market partially offset by lower DOEM conversions. These items were partially offset by higher cash flows associated with accounts payable due primarily to the increase in inventory.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of acquisitions as well as equipment and leasehold improvements expenditures. In 2011, we spent approximately $13.4 million on the acquisition of AFS and NaturalDrive, and recorded restricted cash of approximately $3.2 million in connection with the redemption of the non-controlling interest in MTE. Our equipment and leasehold additions were approximately $6.6 million. The majority of our equipment and leasehold improvements expenditures was within our BRC operations and related to increased purchases to expand our manufacturing capacity, with specific emphasis on our research and development center.

In 2010, our equipment and leasehold additions were approximately $11.4 million primarily due to the continued expansion of our BRC operations. In addition, the Company obtained approximately $1.0 million of cash from the consolidation of a previously unconsolidated affiliate due to a change in control of the Board of Directors of this company.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2011, our financing activities include the redemption of the non-controlling interest in MTE for approximately $7.5 million, payments on our revolving lines of credit for approximately $0.4 million in connection with our BRC operations, as well as payments on term and other loans of approximately $2.1 million.

In 2010, our financing activities included payments on revolving lines of credit for approximately $2.7 million, as well as payments on term and other loans of approximately $1.5 million.

Credit Agreements

Our debt payable is summarized as follows (in thousands):

	Available as of June 30, 2011	As of
		June 30, 2011	December 31, 2010
(a) Revolving lines of credit – Italy and Argentina	$12,157	$338	$751
(b) Revolving lines of credit – USA	10,500	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	2,337	2,837
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	7,195	7,731
(e) Other indebtedness	1,439	1,432	1,075

	$24,096	11,302	12,394
Less: current portion		5,048	4,823

Non-current portion		$6,254	$7,571

At June 30, 2011, the Company’s weighted average interest rate on outstanding debt was 2.8%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at June 30, 2011.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $3.6 million which is unsecured and $6.6 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 2.5% to 5.5% as of June 30, 2011. At June 30, 2011 and December 31, 2010, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.3 million. These lines are unsecured with approximately $0.3 million and $0.8 million outstanding at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the interest rates for the lines of credit in Argentina were 3.5%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of June 30, 2011, the Company and IMPCO Technologies, Inc. (“IMPCO US”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $10.5 million. IMPCO US intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO US’s payments. At June 30, 2011 and December 31, 2010, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $10.5 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At June 30, 2011, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC entered into a five and a half year unsecured term loan agreement with Intesa of Italy in which BRC received approximately $6.7 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 2.2% and 1.6% at June 30, 2011 and December 31, 2010, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At June 30, 2011 and December 31, 2010, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 3.0% at June 30, 2011.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM S.r.L. (“MTM”), a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa pursuant to which MTM may borrow up to €15.0 million (approximately $21.6 million converted into U.S. dollars) to be used for acquisitions, as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $7.2 million and $7.7 million were outstanding on this financing agreement as of June 30, 2011 and December 31, 2010, respectively. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At June 30, 2011, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping, a subsidiary of the Company, and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranged from 2.6% to 2.9%.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of June 30, 2011:

(In thousands) Contractual Obligations	Payments Due by Period
	Total	Six Months Ending December 31, 2011	Year Ending December 31,

			2012	2013	2014	2015	Thereafter
Revolving lines of credit	$338	$338	$—	$—	$—	$—	$—
Term and other loans – principal	10,660	2,365	4,318	2,456	1,259	61	201
Term and other loans – interest	462	137	190	94	25	7	9
Capital lease obligations (a)	359	134	94	98	33	—	—
Operating lease obligations (a)	40,987	4,677	8,273	7,694	6,575	4,293	9,475
Other long-term liabilities	257	16	18	19	19	20	165
Other and miscellaneous (a)	941	314	627	—	—	—	—

	$54,004	$7,981	$13,520	$10,361	$7,911	$4,381	$9,850

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We prepared sensitivity analyses to determine the impact of hypothetical changes foreign currency exchange rates have on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three and six months ended June 30, 2011 by approximately $0.4 million and $0.5 million, respectively.

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

Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II – OTHER INFORMATION

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

In connection with our acquisition of NaturalDrive Partners LLC, on April 18, 2011, we issued 52,317 shares of common stock in a transaction exempt from registration under section 4(2) of the Securities Act of 1933 as additional consideration to the sellers at a weight average price of $28.67 per share.

The following table provides information on purchases of our common shares outstanding made by us during the three months ended June 30, 2011. We repurchased 1,136 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock at a weighted average price of $25.44 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2011	—	$—	n/a	n/a
May 1–31, 2011	1,136	25.44	n/a	n/a
June 1–30, 2011	—	—	n/a	n/a

Total	1,136	$25.44	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report:

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on May 20, 2011).

10.18	Director Compensation Policy.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

We will furnish any exhibit upon the payment of a reasonable fee, which fee shall be limited to our reasonable expenses in furnishing such exhibit. Requests for copies should be directed to: Corporate Secretary, Fuel Systems Solutions, Inc., 780 Third Avenue 25th Floor New York, NY 10017

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUEL SYSTEMS SOLUTIONS, INC.

Date: August 9, 2011	By:	/s/ PIETRO BERSANI
Pietro Bersani
Chief Financial Officer