Form 10-Q
period 2011-09-30
Fuel Systems Solutions, Inc.
filed 2011-11-09
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2011:

20,013,849 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$94,549	$124,775
Accounts receivable, less allowance for doubtful accounts of $2,708 and $2,858 at September 30, 2011 and December 31, 2010, respectively	68,160	57,628
Inventories	105,984	85,854
Deferred tax assets, net	7,022	8,551
Other current assets	22,057	22,780
Related party receivables	7,435	7,340

Total current assets	305,207	306,928
Equipment and leasehold improvements, net	60,698	59,653
Goodwill, net	60,542	53,815
Deferred tax assets, net	356	335
Intangible assets, net	31,673	30,285
Other assets	2,071	2,196
Related party receivables	1,216	1,351

Total Assets	$461,763	$454,563

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$51,409	$46,610
Accrued expenses	39,970	37,928
Income taxes payable	4,631	3,258
Current portion of term loans and other loans	5,543	4,823
Deferred tax liabilities, net	112	770
Related party payables	4,847	2,690

Total current liabilities	106,512	96,079
Term and other loans	5,789	7,571
Other liabilities	8,642	8,218
Deferred tax liabilities	3,139	4,128

Total Liabilities	124,082	115,996

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,089,375 issued and 20,013,849 outstanding at September 30, 2011; and 20,028,968 issued and 19,921,217 outstanding at December 31, 2010	20	20
Additional paid-in capital	318,369	322,948
Shares held in treasury, 16,055 and 18,545 shares at September 30, 2011 and December 31, 2010, respectively	(523)	(588)
Retained Earnings	13,946	10,189
Accumulated other comprehensive income	5,869	2,237

Total Fuel Systems Equity	337,681	334,806
Non-controlling interests	—	3,761
Total Equity	337,681	338,567

Total Liabilities and Equity	$461,763	$454,563

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$99,758	$86,099	$307,174	$347,525
Cost of revenue	75,884	61,258	234,590	233,357

Gross profit	23,874	24,841	72,584	114,168
Operating expenses:
Research and development expense	7,112	5,344	20,660	14,759
Selling, general and administrative expense	15,043	11,996	40,847	37,957

Total operating expenses	22,155	17,340	61,507	52,716

Operating income	1,719	7,501	11,077	61,452
Other income (expense), net	(402)	(77)	(435)	640
Interest income (expense), net	277	81	665	(174)

Income before income taxes	1,594	7,505	11,307	61,918
Income tax expense	(2,021)	(2,235)	(7,454)	(21,315)

Net income (loss)	(427)	5,270	3,853	40,603
Less: Net income attributable to non-controlling interests	—	(89)	(96)	(484)

Net income (loss) attributable to Fuel Systems	$(427)	$5,181	$3,757	$40,119

Net income (loss) per share attributable to Fuel Systems:
Basic	$(0.02)	$0.29	$0.19	$2.28

Diluted	$(0.02)	$0.29	$0.19	$2.27

Number of shares used in per share calculation:
Basic	19,986,960	17,620,801	19,959,182	17,616,908

Diluted	19,986,960	17,684,106	20,089,887	17,679,293

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands); (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Net income	$3,853	$40,603
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and other amortization	8,161	6,765
Amortization of intangibles arising from acquisitions	6,275	3,422
Provision for doubtful accounts	430	1,051
Write down of inventory	1,683	2,058
Unrealized loss (gain) on foreign exchange transactions, net	601	506
Compensation expense related to stock option and restricted stock grants	942	144
(Gain) loss on disposal of assets	(31)	389
Reduction of contingent consideration	(605)	—
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(10,758)	54,221
Increase in inventories	(20,538)	(3,601)
Decrease (increase) in other current assets	5,590	(4,843)
Decrease (increase) in other assets	182	(100)
Increase (decrease) in accounts payable	5,271	(19,722)
Increase (decrease) in income taxes payable	1,417	(3,707)
Decrease in accrued expenses	(2,037)	(4,577)
Receivables from/payables to related party, net	2,652	(962)
Increase (decrease) in deferred income taxes, net	132	(1,271)
Decrease in long-term liabilities	(363)	(555)

Net cash provided by operating activities	2,857	69,821

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(9,663)	(20,926)
Acquisitions, net of cash acquired	(13,441)	(11,740)
Investment in joint venture	(33)	—
Amount in restricted cash for acquisition of non-controlling interest	(3,179)	—
Amount in escrow for contingent consideration	—	(4,000)
Controlling interest in previously unconsolidated affiliate	—	1,044
Proceeds from sale of assets	466	473

Net cash used in investing activities	(25,850)	(35,149)

Cash flows from financing activities:
Increase (decrease) in callable revolving lines of credit, net	599	(1,528)
Proceeds from revolving lines of credit	—	14,500
Payments on revolving lines of credit	—	(10,500)
Proceeds from term loans and other loans	—	154
Payments on term loans and other loans	(2,233)	(1,536)
Acquisition of non-controlling interest	(7,498)	—
Dividends issued by consolidated affiliates	—	(241)
Proceeds from exercise of stock options and warrants	16	24
Proceeds of common shares held in trust, net	—	156
Payments of capital lease obligations	(174)	(251)

Net cash used in financing activities	(9,290)	778

Net (decrease) increase in cash and cash equivalents	(32,283)	35,450
Effect of exchange rate changes on cash	2,057	(6,429)

Net (decrease) increase in cash and cash equivalents	(30,226)	29,021
Cash and cash equivalents at beginning of period	124,775	46,519

Cash and cash equivalents at end of period	94,549	$75,540

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$—	$274
Acquisition of non-controlling interest in accrued expenses	$3,598	$—

	Nine Months Ended September 30,
	2011	2010
Acquisition of equipment in accounts payable	$882	$-

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2010 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended September 30, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Company designs, manufactures and supplies alternative fuel components and systems for use in the transportation, industrial and power generation industries on a global basis. The Company’s components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines.

The Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. All intercompany transactions, including intercompany profits and losses and intercompany balances, have been eliminated in consolidation. Investments in unconsolidated joint ventures or affiliates (“joint ventures”) are accounted for under the equity method of accounting, whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition. The Company’s share in the earnings or losses for its joint ventures would be reflected in equity share in income of unconsolidated affiliates. If the investment in an unconsolidated joint venture is reduced to a zero balance due to prior losses, the Company recognizes any further losses related to its share to the extent that there are any receivables, loans or advances to the joint venture. These additional losses would be reflected in selling, general, and administrative expenses.

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2011, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating its impact on the financial statements and disclosures.

In June 2011, the FASB issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating its impact on the financial statements and disclosures.

In September 2011, the FASB issued revised authoritative guidance that modifies goodwill impairment testing by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position results of operations or cash flows.

3.	Acquisitions

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

Acquisition of NaturalDrive Partners LLC

On April 18, 2011, the Company acquired NaturalDrive Partners LLC (“NaturalDrive”), a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The transaction was valued at $6.0 million, comprised of $4.5 million in cash and $1.5 million of Fuel Systems’ stock paid at closing. More specifically, the Company issued 52,317 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The transaction also includes provisions for earn-out payments totaling up to $6.75 million in the form of Fuel Systems stock, which would be payable during the three years following closing based upon achievement of business volume and general milestones. The earn-out will be paid in three equal installments of $1.5 million no later than 90 days after the end of each calendar year beginning in 2011 if specified target customer volumes for the year, and reasonable progress is made on the general milestones. In the case the earn-out for a specific period is determined to be payable in accordance with the aforementioned target customer volumes and additional GM value thresholds are met for the same period, the earn-out shares for the applicable period will be multiplied by a factor of 1.5 for purposes of determining the number of earn-out shares payable.

In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Once the Company has finalized the purchase accounting for NaturalDrive, future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. As of the closing date of the acquisition, the NaturalDrive contingent consideration was assigned a preliminary fair value of approximately $1.4 million (see Note 14). The results of operations of NaturalDrive have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

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

Acquisition of Evotek LLC

On September 22, 2010, the Company acquired Evotek LLC (“Evotek”), an alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The aggregate purchase price for 100% of the equity of Evotek was approximately $4.0 million in cash. In addition, the Company issued 89,207 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The 89,207 shares of common stock are in held escrow and will be released in three equal annual installments upon achievement of certain product development milestones. The Evotek contingent consideration (shares held in escrow) with a value of $3 million will be recognized as share based compensation expense (with a debit to research and development and a credit to additional paid-in capital), over the earn-out period provided generally that such former Evotek employee is an employee of the Company at the time the acquisition-related contingent consideration is earned. The results of operations of Evotek have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

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

Acquisition of Assets from Productive Concepts International, LLC

On September 2, 2010, the Company acquired assets comprising the alternative fuel vehicle business of Productive Concepts International, LLC (“PCI”) for an estimated transaction value of approximately $13.0 million. Based in Union City, Indiana, PCI is a specialized vehicle modification and value-added systems integrator for a variety of alternative fuel applications including hybrid, CNG, propane and dual-fuel diesel. The Company paid $7.7 million at closing, with an additional cash payment of $4.0 million payable due upon the achievement of a system installation volume milestone prior to December 31, 2011. Further performance payments of up to $20 million in Fuel Systems common stock may be made in the future based on the achievement of specific 2011 and 2012 revenue targets (see Note 14). The first performance payment of $10.0 million is expected to be paid no later than 90 days after the end of calendar year 2011 if specified revenue is greater than $45 million for 2011. The second performance payment of $10.0 million is expected to be paid no later than 90 days after the end of calendar year 2012 if specified revenue is greater than $65.0 million for 2012. The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $20.0 million.

In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Future changes to the fair value of the contingent consideration are determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. As of the closing date of the acquisition, the PCI contingent consideration was assigned a fair value of approximately $5.1 million, of which $4.0 million is in escrow and classified in other current assets in the Condensed Consolidated Balance Sheet at September 30, 2011 and December 31, 2010 (see note 14). The results of operations of PCI have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

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

	As of
	September 30, 2011	December 31, 2010
Raw materials and parts	$54,974	$45,172
Work-in-process	2,989	841
Finished goods	43,603	36,308
Inventory on consignment	4,418	3,533

Total inventories	$105,984	$85,854

5.	Equipment and Leasehold Improvements, net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	September 30, 2011	December 31, 2010
Dies, molds, and patterns	$5,226	$5,090
Machinery and equipment	60,488	56,748
Office furnishings and equipment	16,245	14,596
Automobiles and trucks	4,455	4,024
Leasehold improvements	20,276	17,433

Total equipment and leasehold improvements	106,690	97,891
Less: accumulated depreciation	(45,992)	(38,238)

Equipment and leasehold improvements, net of accumulated depreciation	$60,698	$59,653

Depreciation expense related to equipment and leasehold improvements was $2.9 million and $2.3 million for the three months ended September 30, 2011 and 2010, respectively. Depreciation expense related to equipment and leasehold improvements was $8.2 million and $6.8 million for the nine months ended September 30, 2011 and 2010, respectively.

6.	Goodwill and Intangibles

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2011 are as follows (in thousands):

	BRC Operations	IMPCO Operations	Total
Goodwill, gross	$45,899	$14,362	$60,261
Accumulated impairment losses	(3,613)	(2,833)	(6,446)

Net balance as of December 31, 2010	$42,286	$11,529	$53,815

New acquisitions	—	6,665	6,665
Adjustments to purchase accounting	—	(44)	(44)
Currency translation as of September 30, 2011	427	(321)	106

Goodwill, gross	$46,419	$20,662	$67,081
Accumulated impairment losses	(3,706)	(2,833)	(6,539)

Net balance as of September 30, 2011	$42,713	$17,829	$60,542

At September 30, 2011 and December 31, 2010, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of September 30, 2011			As of December 31, 2010
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	6.7	$27,565	$(13,149)	$14,416	$22,389	$(10,233)	$12,156
Customer relationships	8.9	22,031	(8,050)	13,981	20,238	(5,325)	14,913
Trade name	7.2	4,467	(1,662)	2,805	4,146	(1,323)	2,823
Non-compete agreements	2.8	1,315	(844)	471	1,041	(648)	393

Total		$55,378	$(23,705)	$31,673	$47,814	$(17,529)	$30,285

Amortization expense related to existing technology and customer relationships of $2.3 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively, and of $5.8 million and $3.0 million for the nine months ended September 30, 20110 and 2010, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.2 million and $0.1 million for three months ended September 30, 2011 and 2010, respectively, and of $0.5 million and $0.4 million for nine months ended September 30, 2011 and 2010, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Three months ending December 31, 2011	$1,956
2012	6,323
2013	5,353
2014	4,783
2015	4,222
2016	3,290
Thereafter	5,746

$31,673

7.	Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability, included within Accrued expenses on the Condensed Consolidated Balance Sheets, during the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$10,847	$11,945	$12,376	$15,182
Addition from acquisition	—	—	60	—
Provisions charged to costs and expenses	946	1,429	2,197	3,407
Settlements and other adjustments	(873)	(2,284)	(4,370)	(6,450)
Effect of foreign currency translation	(519)	797	138	(252)

Balance at end of period	$10,401	$11,887	$10,401	$11,887

8.	Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2011 was 126.8% compared to an effective tax rate of 29.8% for the three months ended September 30, 2010. The Company’s effective tax rate for the nine months ended September 30, 2011 was 65.9% compared to an effective tax rate of 34.4% for the nine months ended September 30, 2010. The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions (“loss jurisdictions”) for which no tax benefit has been recorded. For the three months ended September 30, 2011 and 2010 the Company incurred a pre-tax loss of approximately $3.3 million and $1.1 million, respectively, in the loss jurisdictions. For the nine months ended September 30, 2011 and 2010, the Company incurred a pre-tax loss of approximately $9.6 million and $2.0 million, respectively, in the loss jurisdictions. The Company continues to believe that the likelihood of recoverability of the net deferred tax assets in the loss jurisdictions is less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on all domestic and on certain foreign jurisdictions deferred tax assets.

As of September 30, 2011, the Company had approximately $7.0 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the quarter and year to date period ended September 30, 2011. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

9.	Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	Available as of September 30, 2011	As of
		September 30, 2011	December 31, 2010
(a) Revolving lines of credit – Italy and Argentina	$10,680	$1,323	$751
(b) Revolving lines of credit – USA	10,500	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	2,208	2,837
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	6,798	7,731
(e) Other indebtedness	1,360	1,003	1,075

	$22,540	11,332	12,394
Less: current portion		5,543	4,823

Non-current portion		$5,789	$7,571

At September 30, 2011, the Company’s weighted average interest rate on outstanding debt was 3.2%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at September 30, 2011.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $4.1 million which is unsecured and $5.6 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 2.5% to 5.5% as of September 30, 2011. At September 30, 2011 and December 31, 2010, there were $0.3 million and zero balance outstanding, respectively.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.3 million. These lines are unsecured with approximately $1.0 million and $0.8 million outstanding at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, the interest rates for the lines of credit in Argentina ranged from 3.2% to 16.4%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of September 30, 2011, the Company and IMPCO Technologies, Inc. (“IMPCO US”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $10.5 million. IMPCO US intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO US’s payments. At September 30, 2011 and December 31, 2010, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $10.5 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2.0, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At September 30, 2011, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC S.r.L (“BRC”), a subsidiary of the Company, entered into a five and a half year unsecured term loan agreement with Intesa of Italy in which BRC received approximately $6.7 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 2.2% and 1.6% at September 30, 2011 and December 31, 2010, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At September 30, 2011 and December 31, 2010, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 3.0% at September 30, 2011.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM S.r.L. (“MTM”), a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa pursuant to which MTM may borrow up to €15.0 million (approximately $20.4 million converted into U.S. dollars) to be used for acquisitions, as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $6.8 million and $7.7 million were outstanding on this financing agreement as of September 30, 2011 and December 31, 2010, respectively. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0, and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At September 30, 2011, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping, a subsidiary of the Company, and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranged from 2.2% to 3.1%.

10.	Equity

The following table summarizes the changes in equity for the nine month period ended September 30, 2011 (in thousands, except for share amounts):

	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Income	Total Fuel Systems Stockholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2010	19,921,217	$20	$322,948	$(588)	$10,189	$2,237	$334,806	$3,761	$338,567
Net income	—	—	—	—	3,757	—	3,757	96	3,853
Purchase of remaining shares from non-controlling interest	—	—	(6,940)	—	—	—	(6,940)	(4,156)	(11,096)
Foreign currency translation adjustment	—	—	—	—	—	3,632	3,632	299	3,931
Issuance of common stock relating to acquisition of Natural Drive	52,317	—	1,500	—	—	—	1,500	—	1,500
Issuance and vesting of restricted common stock relating to acquisition of Evotek	29,736	—	750	—	—	—	750	—	750
Issuance of common stock upon exercise of stock options	2,500	—	16	—	—	—	16	—	16
Issuance and vesting of restricted stock, net of shares withheld for employee tax	8,079	—	95	65	—	—	160	—	160

Balance, September 30, 2011	20,013,849	$20	$318,369	$(523)	$13,946	$5,869	$337,681	$—	$337,681

Purchase of remaining 50% interest in MTE S.r.l.

On June 1, 2011, the Company purchased the remaining 50% ownership interest in MTE S.r.l. (“MTE”), for €7.5 million (approximately $10.7 million), of which €5.3 million (approximately $7.5 million), was paid on the closing date with the remaining balance of €2.2 million (approximately $3.0 million) classified as restricted cash in Other Current Assets until January 15, 2012 as a guarantee towards possible indemnification obligations of the seller. Further performance payments of up to €1.0 million (approximately $1.4 million) in cash may be made no later than 5 days after May 31, 2014 based on the achievement of 2012 and 2013 gross profit targets (see Note 14). The range of undiscounted amounts we may be required to pay for these earnout payments is between $0.0 and $1.4 million (€0.0 to €1.0 million). In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. As of the closing date of the acquisition, the MTE contingent consideration was assigned a preliminary fair value of approximately $0.4 million (see Note 14).

As the Company previously had control of MTE prior to this acquisition and the results of MTE were consolidated within the BRC operation segment, the excess purchase price of the remaining 50% over the non-controlling interest is recorded to additional paid in capital.

Shares Held in Treasury

As of September 30, 2011 and December 31, 2010 the Company had 16,055 and 18,545 shares held in treasury, respectively with a value of approximately $0.4 million and $0.5 million, respectively.

The Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing units which represent Company’s common stock. These units are carried at cost and classified as a deduction of equity. As of September 30, 2011 and December 31, 2010 these units are recorded as held in treasury with a value of approximately $0.1 million, and $0.1 million, respectively, for the deferred compensation plan.

11.	Share-Based Compensation

The Company has four stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. No options were granted in 2011 or 2010. However, 233,994 were available for grant at September 30, 2011. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Under the Company’s 2009 Restricted Stock Bonus Plan, which was approved by shareholders on August 27, 2009 and replaced the 2006 Incentive Bonus Plan, the Company may grant restricted stock to officers, employees and non-employee directors. Restricted stock granted to non-employee board members typically vests one year from the grant date.

Share-based compensation expense for the three and nine months ending September 30, 2011and 2010 was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$—	$5	$6	$24
Research and development expense	250	5	758	23
Selling, general and administrative expense	55	39	178	97

	$305	$49	$942	$144

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits as a result of the net operating loss carryforward position for United States income tax purposes.

Share-Based Compensation Activity – Stock Options

The following table displays stock option activity including the weighted average stock option prices for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	62,750	$11.28	2.7 yrs	$1,136
Exercised	(2,500)	6.60
Forfeited	(2,500)	16.02

Outstanding, vested and exercisable at September 30, 2011	57,750	$11.28	2.1 yrs	$458

The aggregate intrinsic value as of particular date is calculated as the difference between the exercise price of the underlying awards that were in-the-money and the quoted price of the Company’s common stock on that date. During the three months ended September 30, 2011 and 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was zero, determined as of the date of option exercise. During the nine months ended September 30, 2011 and 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $44,000 and $64,000, respectively, determined as of the date of option exercise.

As of September 30, 2011, all stock options granted under the Company’s stock options plans had fully vested and as such, all compensation costs had been recognized in prior years. There were no options granted in the three and nine months ended September 30, 2011 or 2010.

Share-Based Compensation Activity – Restricted Stock

A summary of unvested restricted stock awards as of September 30, 2011and changes during the nine month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	10,939	$21.10
Granted	7,542	23.88
Vested	(9,364)	21.43
Forfeited	(96)	10.89

Nonvested at September 30, 2011	9,021	$23.19

As of September 30, 2011, total unrecognized share-based compensation cost related to unvested restricted stock was $0.1 million, which is expected to be recognized over a weighted-average period of 1.0 year.

12.	Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) attributable to Fuel Systems	$(427)	$5,181	$3,757	$40,119

Denominator:
Denominator for basic earnings per share—weighted average number of shares	19,986,960	17,620,801	19,959,182	17,616,908
Effect of dilutive securities:
Employee stock options	—	44,100	32,821	46,148
Unvested restricted stock	—	10,478	9,657	13,296
Shares held in escrow	—	8,727	88,227	2,941

Dilutive potential common shares	19,986,960	17,684,106	20,089,887	17,679,293

Net income (loss) per share attributable to Fuel Systems:
Basic	$(0.02)	$0.29	$0.19	$2.28

Diluted	$(0.02)	$0.29	$0.19	$2.27

For the three months ended September 30, 2011, 27,019 and 9,131 options and restricted stock, respectively and 86,298 shares held in escrow were excluded from the computation of diluted net income (loss) per share as the effect would be anti-dilutive. For the nine months ended September 30, 2011, stock awards to purchase 648 shares of common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive. For the three and nine months ended September 30, 2010, stock awards to purchase 158 shares of common stock were excluded from the computation of diluted net income per share as the effect would be anti-dilutive.

13.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the condensed consolidated balance sheets at September 30, 2011 and December 31, 2010 representing related party transactions with the Company:

	As of
	September 30, 2011	December 31, 2010
Current Receivables with related parties:
Tecno GNC S.A. (a)	162	26
TCN S.r.L. (b)	—	58
Erretre S.r.L. (c)	—	185
Bianco SPA (d)	169	—
IMCOS Due S.r.L. (j)	92	—
Others(k)	26	6
Current Receivables with JVs and related partners:
Rohan BRC (e)	4,192	3,335
Rohan LTD (f)	—	3
PDVSA Industrial S.A. (g)	2,794	3,727

	$7,435	$7,340

Non-Current Receivables with JVs and related partners:
Rohan BRC (e)	$1,216	$1,351

	$1,216	$1,351

Current Payables with related parties:
Europlast S.r.L. (b)	1,750	878
TCN S.r.L. (b)	1,495	855
TCN Vd S.r.L. (b)	1,119	745
A.R.S. Elettromeccanica (h)	377	134
Ningbo Topclean Mechanical Technology Co. Ltd. (i)	75	26
Tecno GNC S.A. (a)	10	—
IMCOS Due S.r.L. (j)	—	18
Others(k)	21	33
Current Payable with JVs and related partners:
Rohan BRC (f)	—	1

	$4,847	$2,690

(a)	A current employee of the Company owns 100% of Tecno GNC S.A.
(b)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L., along with his brother, Pier Antonio Costamagna.
(c)	Erretre S.r.L. is owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.
(d)	Bianco SPA is 66% owned by TCN S.r.L. and 24% owned by IMCOS Due S.r.L.
(e)	Rohan BRC is a joint venture which MTM owns 50% and is accounted for using the equity method.
(f)	Rohan LTD owns 50% of Rohan BRC.
(g)	PDVSA Industrial S.A. is a 70% owner of a joint venture (Sistemas De Conversion Del Alba, S.A.) with remaining 30% owned by the Company.
(h)	A.R.S. Elettromeccanica is owned by Biemmedue S.r.L., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(i)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L. and is indirectly 46% owned by the Company’s Chief Executive Officer and his immediate family.
(j)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., 100% of Biemmedue S.r.L., and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.
(k)	Include MTM Hydro S.r.L, Biemmedue S.r.L., (see note (j) above) and Erretre S.r.L., (see note (c) above).

The following table sets forth amounts (services and goods) purchased from and sold to related parties.

	(in thousands) Nine Months Ended September 30,
	2011		2010
	Purchases	Sales	Purchases	Sales
Related Party Company:
Europlast S.r.L.	$3,774	$35	$3,627	$4
Tecno GNC S.A	63	151	122	183
TCN S.r.L	3,006	36	2,755	—
TCN Vd S.r.L	2,171	—	1,766	118
A.R.S. Elettromeccanica	1,737	—	1,673	6
Ningbo Topclean Mechanical Technology	346	—	1,237	—
Erretre S.r.L	107	—	—	183
Bianco SPA	443	408	—	—
Others	175	106	493	9
JV’s and related partners:
Rohan BRC	1	7,635	—	2,715
Rohan LTD	—	—	—	262
PDVSA Industrial S.A	—	4,308	—	6,776

	$11,823	$12,679	$11,673	$10,256

Other Transactions with Related Parties – Leases

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon an appraisal performed by a third party. These lease agreements begin to expire in 2012, with the last agreement ending in 2016. The Company paid IMCOS Due S.r.L. lease payments of $1.6 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of $0.2 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Other Transactions with Related Parties – Acquisitions

The Company acquired the remaining 50% of MTE as discussed in Note 10. One employee of the Company owned 20% of MTE. This employee received approximately $3.0 million (€2.1 million) at the closing of the transaction. At September 30, 2011, the Company has approximately $3.1 million (€2.3 million) of the purchase price classified as a current liability, of which this employee is entitled to $1.2 million (€0.9 million).

Other Transactions with Related Parties – Other

In June 2011, Mr. Mariano Costamagna was appointed to the board of directors of Cassa di Risparmio di Bra in Italy, which the Company maintained a portion of its cash and cash equivalents with. As of September 30, 2011, the amount of cash held at this financial institution was approximately $20.7 million (€15.2 million). In October 2011, the Company transferred all of its cash maintained at Cassa di Risparmio di Bra to other financial institutions.

Non-Current Receivable from Rohan BRC

In June 2009, the Company issued a three year loan of approximately $0.9 million (€650,000) to Rohan BRC Gas Equipment Company (“Rohan BRC”). In March 2010, the Company issued an additional three year loan of approximately $0.9 million (€650,000) to Rohan BRC.

As a result of accumulated losses at Rohan BRC, the Company’s original investment balance in Rohan BRC had been reduced to zero. In addition, the Company has been recognizing its proportionate share of Rohan BRC’s losses and recording these losses against the loan receivable. For the three months ended September 30, 2011, and 2010 the Company had recorded approximately $0.2 million of losses and $0.2 million of gains, respectively against the loan receivable. For the nine months ended September 30, 2011 and 2010, the Company had recorded approximately $0.2 million and less than $0.1 million of losses, respectively against the loan receivable. As of September 30, 2011 and December 31, 2010, the Company had recorded approximately $0.6 million and $0.4 million of losses, respectively, against the loan receivable resulting in a net receivable balance of approximately $1.2 million and $1.4 million, respectively.

14.	Contingencies

(a) Contingencies

The Company is subject to certain claims that arise in the ordinary course of business. The Company is currently party to claims for wages brought by former DOEM temporary employees. The Company has accrued approximately $1.3 million (€1.0 million) in relation to such claims as of September 30, 2011. The potential loss from claims brought by former DOEM temporary employees may exceed the amount accrued, however the Company is unable to reasonably estimate a range of possible additional losses due to significant uncertainties that currently exist.

(b) Liability for Contingent Consideration – MTE

In connection with the purchase of the remaining 50% interest in MTE, the Company may be required to pay up to $1.4 million (€1.0 million) in earnout payments upon achievement of 2012 and 2013 gross profit targets. The range of undiscounted amounts the Company may be required to pay for these earnout payments is between $0.0 and $1.4 million (€0.0 to €1.0 million). In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, with probability ranging from approximately 10% to approximately 40%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.1% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believes is appropriate and representative of a market participant assumption once the earnout conditions are considered. As of the closing date of the acquisition and as of September 30, 2011, the MTE contingent consideration was assigned a preliminary fair value of approximately $0.4 million. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the MTE contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue and other factors.

(c) Liability for Contingent Consideration – NaturalDrive

In connection with the NaturalDrive acquisition, the Company may be required to pay up to $6.75 million in earnout payments upon achievement of business volume and general milestones (see note 3). The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $6.75 million. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, contemplating various scenarios for the earnout levels, with probability ranging from approximately 10% to approximately 60%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.0% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believes is appropriate and representative of a market participant assumption once the earnout conditions are considered. As of the closing date of the acquisition and as of September 30, 2011, the NaturalDrive contingent consideration was assigned a preliminary fair value of approximately $1.4 million. Once the Company has finalized the purchase accounting for NaturalDrive, future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the NaturalDrive contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue and other factors.

(d) Liability for Contingent Consideration – PCI

In connection with the PCI acquisition, the Company may be required to disburse an additional $4.0 million, currently held in escrow, as well as further performance payments of up to $20 million in Fuel Systems Solutions stock (see note 3).The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $20.0 million. The preliminary fair value of the liability for the contingent consideration recognized on the acquisition date was $5.1 million, of which $1.1 million was classified in other liabilities in the Consolidated Balance Sheet. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, contemplating various scenarios for the earnout levels, with probability ranging from approximately 10% to approximately 55%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 12.1% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believes is appropriate and representative of a market participant assumption once considered the earnout conditions. Changes to the fair value of the contingent consideration are determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. During the second quarter of 2011 the estimated fair value of the PCI contingent consideration liability was reduced primarily due to a reduction in the probability-weighted revenue estimate based on updated forecast. The reduction in the fair value estimate resulted in a gain of approximately $0.6 million for the nine months ended September 30, 2011, which was recorded in operating expenses in the Consolidated Statement of Operations. The balance of the PCI contingent consideration liability as of September 30, 2011 and December 31, 2010 was $4.5 million and $5.1 million, respectively. Management believes that the model used in the determination of the fair value of the PCI contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue and other factors.

15.	Comprehensive (Loss) Income

The components of unaudited comprehensive income for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income	$(427)	$5,270	$3,853	$40,603
Foreign currency translation adjustment	(13,380)	22,585	3,931	(8,493)

Comprehensive (loss) income	(13,807)	27,855	7,784	32,110
Comprehensive income attributable to non-controlling interests	—	(89)	(96)	(484)
Foreign currency translation adjustment attributable to non-controlling interest	—	(383)	(299)	62

Comprehensive (loss) income attributable to Fuel Systems	$(13,807)	$27,383	$7,389	$31,688

16.	Business Segment Information

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

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
IMPCO Operations	$38,958	$36,255	$120,745	$90,095
BRC Operations	62,956	53,150	192,306	265,262
Intersegment Eliminations	(2,156)	(3,306)	(5,877)	(7,832)

Total	$99,758	$86,099	$307,174	$347,525

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Income (Loss):
IMPCO Operations	$(1,712)	$5,050	$999	$8,700
BRC Operations	4,582	3,670	13,815	56,564
Corporate Expenses (1)	(1,151)	(1,219)	(3,737)	(3,812)

Total	$1,719	$7,501	$11,077	$61,452

(1)	Represents corporate expense not allocated to either of the business segments.

	As of
	September 30, 2011	December 31, 2010
Total Assets:
IMPCO Operations	$156,720	$113,704
BRC Operations	305,641	291,964
Corporate (1)	205,131	206,549
Eliminations	(205,729)	(157,654)

Total	$461,763	$454,563

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

Revenue by Application. The Company’s product revenue by application across all business segments follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Transportation	$72,860	$67,947	$227,221	$299,852
Industrial	26,898	18,152	79,953	47,673

Total	$99,758	$86,099	$307,174	$347,525

17.	Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three and nine months ended September 30, 2011, no customers represented more than 10.0% of the consolidated sales. For the three and nine months ended September 30, 2010, one customer represented 10.3% and 13.7% of consolidated sales, respectively.

Accounts Receivable

At September 30, 2011, no customers represented more than 10.0% of consolidated accounts receivable. At December 31, 2010, one customer represented 10.6% of the consolidated accounts receivable.

18.	Subsequent Events

On November 7 2011, the Company released the $4.0 million held in escrow in connection with the PCI acquisition (see footnote 14) as the system installation milestone was achieved.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, economic uncertainties caused by political instability in certain of the markets we do business in, our ability to realign costs with current market conditions, unanticipated litigations, as well as the risks and uncertainties included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and our other periodic reports filed with the SEC. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

In addition, to the IMPCO Automotive Acquisitions, we added Alternative Fuel Systems (2004) Inc. (“AFS”) and purchased the remaining 50% interest in MTE S.r.l. in an effort to continue to expand our core businesses and geographic footprint.

For the three months ended September 30, 2011 revenue increased approximately 15.9%, while operating income decreased 77.1% and diluted EPS decreased by more than 100% compared to the prior year. The increase in revenue was driven primarily by the increase in our aftermarket business including kits to OEMs, our industrial business including our auxiliary power business and recent acquisitions partially offset by lower post-productions OEM (“DOEM”) sales. This change in our product mix contributed to a lower gross margin. Our operating income and diluted EPS were impacted by said product mix as well as higher operating expenses due to recent acquisitions, additional resources for research and development as well as relocation costs from one of our subsidiaries in the Netherlands.

For the nine month ended September 30, 2011 revenue decreased approximately 11.6%, operating income decreased 82.0% and diluted EPS decreased by approximately 91.6% compared to the prior year. These results were driven primarily by the expiration of the Italian government incentives which drove strong results in our BRC operations related to our DOEM sales for the prior year. Beginning in the second quarter of 2010 and continuing through subsequent quarters, our volumes for DOEM conversions decreased significantly. The expiration of the Italian government incentives were partially offset by increased activity in our IMPCO operations, our aftermarket business as well as acquisitions.

Net Cash (used in)/provided by operations was ($6.9) million and $2.9 million for the three and nine months ended September 30, 2011, respectively. Our net cash position at September 30, 2011 of $83.2 million provides us with the adequate capital for working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets.

Recent Developments

Purchase of remaining 50% interest in MTE S.r.l.

On June 1, 2011, we purchased the remaining 50% ownership interest in MTE S.r.l. (“MTE”), for €7.5 million (approximately $10.7 million), of which €5.3 million (approximately $7.5 million), was paid on the closing date with the remaining balance of €2.2 million (approximately $3.0 million) classified as restricted cash in Other Current Assets until January 15, 2012 as a guarantee towards possible indemnification obligations of the seller. Further performance payments of up to €1.0 million (approximately $1.4 million) in cash may be made no later than 5 days after May 31, 2014 based on the achievement of 2012 and 2013 gross profit targets. The range of undiscounted amounts we may be required to pay for these earnout payments is between $0.0 and $1.4 million (€0.0 to €1.0 million). As of the closing date of the acquisition, the MTE contingent consideration was assigned a preliminary fair value of approximately $0.4 million. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the MTE contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue, and other factors.

As the Company previously had control of MTE prior to this acquisition, the results of MTE were consolidated within the BRC operation segment, the excess purchase price of the remaining 50% over the non-controlling interest is recorded to additional paid in capital.

Acquisition of Alternative Fuel Systems (2004) Inc.

On May 31, 2011, through our wholly owned subsidiary IMPCO Technologies, Inc. (“IMPCO US”), we acquired AFS, a developer and marketer of fuel management systems that enable internal combustion engines to operate on compressed natural gas. The aggregate purchase price for 100% of the equity of AFS was approximately $8.9 million in cash, net of cash acquired of approximately $0.7 million.

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

Acquisition of NaturalDrive Partners LLC

On April 18, 2011, through our wholly owned subsidiary IMPCO US, we completed the purchase of NaturalDrive, a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The transaction is valued at $6.0 million, comprised of $4.5 million in cash and $1.5 million of Fuel Systems’ stock paid at closing. More specifically, we issued 52,317 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The transaction also includes provisions for earn-out payments totaling up to $6.75 million in the form of Fuel Systems stock, which would be payable during the three years following closing based upon achievement of business volume and general milestones. The earn-out will be paid in three equal installments of $1.5 million no later than 90 days after the end of each calendar year beginning in 2011 if specified target customer volumes for the year, and reasonable progress is made on the general milestones. In the case the earn-out for a specific period is determined to be payable in accordance with the aforementioned target customer volumes and additional GM value thresholds are met for the same period, the earn-out shares for the applicable period will be multiplied by a factor of 1.5 for purposes of determining the number of earn-out shares payable. The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $6.75 million. As of the closing date of the acquisition and as of September 30, 2011, the NaturalDrive contingent consideration was assigned a preliminary fair value of approximately $1.4 million. Once management has finalized the purchase accounting for NaturalDrive, future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the NaturalDrive contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue, and other factors.

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

Results of Operations - Three Months Ended September 30, 2011

REVENUES

	Three Months Ended September 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$38,958	$36,255	$2,703	7.5%
BRC Operations	62,956	53,150	9,806	18.4%
Intersegment	(2,156)	(3,306)	1,150	34.8%

Total Revenues	$99,758	$86,099	$13,659	15.9%

IMPCO Operations. The increase in revenue relates to an increase in demand in the industrial market of approximately $8.1 million which includes approximately $6.0 million from our auxiliary power unit business. Revenue associated with the automotive market decreased approximately $5.4 million due to a decrease in the automotive market in Asia and Europe partially offset by an approximate $2.8 million increase in US automotive market primarily from the IMPCO Automotive Acquisitions. Included in the results discussed above are the strengthening of local currencies compared to the US dollar which positively impacted revenues by approximately $2.3 million for the three months ended September 30, 2011.

BRC Operations. The increase in revenue in 2011 was due primarily to the strengthening of local currencies compared to the US dollar which positively impacted revenues by approximately $5.2 million for the three months ended September 30, 2011 as well as an improvement in aftermarket sales, including kits to OEMs, of approximately 36% partially offset by a decrease in sales for DOEM conversions. Volumes for the DOEM conversions decreased to approximately 4,400 for the third quarter 2011 compared to 9,400 conversions for the third quarter 2010 as the Italian automotive market adjusted to an environment without government incentives.

The Company’s product revenue by application across all business segments follows (in thousands):

	Three Months Ended September 30,
Revenue:	2011	2010
Transportation	$72,860	$67,947
Industrial	26,898	18,152

Total	$99,758	$86,099

COST OF REVENUE

	Three Months Ended September 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$31,102	$24,232	$6,870	28.4%
BRC Operations	44,782	37,026	7,756	20.9%

Total Cost of Revenues	$75,884	$61,258	$14,626	23.9%

IMPCO Operations. The increase primarily relates to the increase in volume associated with the industrial market which includes our APU business as well as approximately $3.3 million increase in the US automotive market including the IMPCO Automotive Acquisitions and $0.9 million of costs associated with the relocation of one of our Netherland subsidiaries partially offset by the decrease in the Asian market. We expect the pressure on gross margins to continue until the volumes associated with the US automotive market increase which will better absorb fixed costs. Included in the results discussed above are the strengthening of local currencies compared to the US dollar which increased cost of revenue by approximately $1.6 million for the three months ended September 30, 2011.

BRC Operations. The increase of $7.8 million primarily relates to the strengthening of local currencies compared to the US dollar which increased cost of revenue by approximately $3.9 million for the three months ended September 30, 2011 as well as higher volumes from aftermarket sales. These increases were partially offset by the decrease in DOEM volumes, as well as lower compensation and related expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation. Factory utilization and gross profit have been closely tied to DOEM volumes as well. The elimination of the Italian government incentives has significantly decreased volumes and factory utilization resulting in reduced gross profit levels. We expect pressure on gross profit margins to continue in 2011 due to lower DOEM volumes.

RESEARCH & DEVELOPMENT

	Three Months Ended September 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$3,868	$2,690	$1,178	43.8%
BRC Operations	3,244	2,654	590	22.2%

Total Research and Development	$7,112	$5,344	$1,768	33.1%

IMPCO Operations. The increase relates to additional compensation and related expenses as well as outside services associated with the research and development for the US automotive market, including the IMPCO Automotive Acquisitions.

BRC Operations. The increase relates to additional compensation and related expenses associated with the continued investment in various automotive projects including next generation products, OEM quality system solutions and expansion of current products as well as additional overhead costs associated with our new R&D facility in Italy.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended September 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$5,178	$3,792	$1,386	36.6%
BRC Operations	8,714	6,985	1,729	24.8%
Corporate	1,151	1,219	(68)	(5.6%)

Total Selling, General & Administrative	$15,043	$11,996	$3,047	25.4%

IMPCO Operations. The increase relates primarily to additional costs associated with the IMPCO Automotive Acquisitions, as well as approximately $0.8 million of costs associated with the relocation of one of our Netherland subsidiaries.

BRC Operations. The increase relates primarily the strengthening of local currencies compared to the US dollar of approximately $0.7 million as well as additional compensation and related expenses partially offset by lower consulting and outside services.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate remained relatively consistent with the prior year quarter.

OPERATING INCOME/(LOSS)

	Three Months Ended September 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$(1,712)	$5,050	$(6,762)	(133.9%)
BRC Operations	4,582	3,670	912	24.9%
Corporate Expenses (1)	(1,151)	(1,219)	68	5.6%

Total Operating Income	$1,719	$7,501	$(5,782)	(77.1%)

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the three months ended September 30, 2011 decreased for the reasons stated above.

Other Income (Expense), Net

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended September 30, 2011 we recognized $0.5 million in losses on foreign exchange compared to less than $0.1 million in losses on foreign exchange for the three months ended September 30, 2010. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes

Income tax expense for the three months ended September 30, 2011 and 2010 was approximately $2.0 million and $2.2 million, representing an effective tax rate of 126.8% and 29.8%, respectively, and primarily consisted of the provision for our foreign operations. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions due to cumulative losses incurred in those jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. Accordingly, for the three months ended September 30, 2011, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded.

Results of Operations - Nine Months Ended September 30, 2011

REVENUES

	Nine Months Ended September 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$120,745	$90,095	$30,650	34.0%
BRC Operations	192,306	265,262	(72,956)	(27.5%)
Intersegment	(5,877)	(7,832)	1,955	25.0%

Total Revenues	$307,174	$347,525	$(40,351)	(11.6%)

IMPCO Operations. The increase in revenue relates to an increase in demand in the industrial market of approximately $30.9 million which includes approximately $17.0 million from our auxiliary power unit business. In addition, the transportation business at IMPCO remained relatively flat compared to the prior year as the decrease in sales in Asian transportation market of approximately $14.0 million was almost entirely offset by the increase in the US automotive market primarily from the IMPCO Automotive Acquisitions of approximately $13.9 million. Included in the results discussed above are the strengthening of local currencies compared to the US dollar which positively impacted revenues by approximately $4.9 million for the nine months ended September 30, 2011.

BRC Operations. The decrease in revenue in 2011 was due primarily to a decrease in sales for DOEM conversions partially offset by an approximately 33% improvement in aftermarket sales including kits to OEMs. Volumes for the DOEM conversions decreased to approximately 16,100 for the first nine months of 2011 compared to 103,400 conversions for the first nine months of 2010. The strengthening of local currencies compared to the US dollar positively impacted revenues by approximately $15.4 million for the nine months ended September 30, 2011.

The Company’s product revenue by application across all business segments follows (in thousands):

	Nine Months Ended September 30,
Revenue:	2011	2010
Transportation	$227,221	$299,852
Industrial	79,953	47,673

Total	$307,174	$347,525

COST OF REVENUE

	Nine Months Ended September 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$94,575	$62,272	$32,303	51.9%
BRC Operations	140,015	171,085	(31,070)	(18.2%)

Total Cost of Revenues	$234,590	$233,357	$1,233	0.5%

IMPCO Operations. The increase primarily relates to the increase in volume associated with the industrial market including our APU business as well as approximately $13.3 million increase in the US automotive market from the IMPCO Automotive Acquisitions. We expect the pressure on gross margins to continue until volumes associated with the US automotive market increase, which will better absorb fixed costs. Included in the results discussed above are the strengthening of local currencies compared to the US dollar which increased cost of revenue by approximately $3.8 million for the nine months ended September 30, 2011.

BRC Operations. The decrease of $31.1 million relates to the decrease in DOEM volumes, beginning in the second quarter 2010 and continuing into subsequent quarters, as well as lower compensation and related expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation. Factory utilization and gross profit have been closely tied to DOEM volumes as well. The elimination of the Italian government incentives has significantly decreased volumes and factory utilization resulting in reduced gross profit levels. These decreases were partially offset by the increase in the aftermarket product costs due to higher volume. We expect pressure on gross profit margins to continue in 2011 due to lower DOEM volumes. The strengthening of local currencies compared to the US dollar increased cost of revenue by approximately $11.2 million for the nine months ended September 30, 2011.

RESEARCH & DEVELOPMENT

	Nine Months Ended September 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$11,117	$7,556	$3,561	47.1%
BRC Operations	9,543	7,203	2,340	32.5%

Total Research and Development	$20,660	$14,759	$5,901	40.0%

IMPCO Operations. The increase relates to additional compensation and related expenses as well as outside services associated with the research and development for the US automotive market, including the IMPCO Automotive Acquisitions.

BRC Operations. The increase relates to additional compensation and related expenses associated with the continued investment in various automotive projects including next generation products, OEM quality system solutions and expansion of current products as well as additional overhead costs associated with our new R&D facility.

SELLING, GENERAL & ADMINISTRATIVE

	Nine Months Ended September 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$12,669	$10,685	$1,984	18.6%
BRC Operations	24,441	23,459	982	4.2%
Corporate	3,737	3,813	(76)	2.0%

Total Selling, General & Administrative	$40,847	$37,957	$2,890	7.6%

IMPCO Operations. The increase relates primarily to additional costs associated with the IMPCO Automotive Acquisitions as well as approximately $0.8 million of costs associated with the relocation of one of our Netherland subsidiaries partially offset by a reduction in the contingent consideration associated with the PCI acquisition of approximately $0.6 million.

BRC Operations. The increase relates primarily to the strengthening of local currencies compared to the US dollar of approximately $1.5 million offset by lower consulting and outside services as well as lower advertising.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses remained relatively flat versus the prior year.

OPERATING INCOME/(LOSS)

	Nine Months Ended September 30,		Change	Percent Change
	2011	2010
IMPCO Operations	$999	$8,700	$(7,701)	(88.5%)
BRC Operations	13,815	56,565	(42,750)	(75.6%)
Corporate Expenses (1)	(3,737)	(3,813)	76	2.0%

Total Operating Income	$11,077	$61,452	$(50,375)	(82.0%)

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the nine months ended September 30, 2011 decreased/increased for the reasons stated above.

Other Income (Expense), Net

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the nine months ended September 30, 2011 we recognized approximately $0.9 million in losses on foreign exchange compared to $0.6 million in gains on foreign exchange for the nine months ended September 30, 2010. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes

Income tax expense for the nine months ended September 30, 2011 and 2010 was approximately $7.5 million and $21.3 million, respectively, representing an effective tax rate of 65.9% and 34.4%, respectively, and primarily consisted of the provision for our foreign operations. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions due to cumulative losses incurred in those jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. Accordingly, for the nine months ended September 30, 2011, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded.

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

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. As of September 30, 2011 we had approximately $68.4 million of cash held in accounts outside the U.S. Although we currently do not intend nor foresee a need to repatriate these funds, residual US taxes have been accrued on approximately $30.0 million of earnings not considered to be indefinitely reinvested from our BRC Operations. We expect existing domestic and foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses, we could elect to repatriate future earnings from foreign jurisdictions. This could result in higher effective tax rates. We have the ability to borrow funds domestically at reasonable interest rates. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for additional information that could impact our liquidity and capital resources.

	As of
	September 30, 2011	December 31, 2010
Cash and cash equivalents	$94,549	$124,775

Current portion of term loans and debt	5,543	4,823
Long-term term and other loans	5,789	7,571

Total debt	11,332	12,394
Total Fuel Systems equity	337,684	334,806

Total capitalization (debt plus equity)	$349,016	$347,200

Debt to total capitalization	3.2%	3.6%
Net Cash (cash and cash equivalents less debt)	$83,217	$112,381
Current assets	$305,207	$306,928
Current liabilities	$106,513	$96,079

Our debt to total capitalization ratio at September 30, 2011 decreased approximately 11.1% to 3.2% compared to December 31, 2010 while our total capitalization has increased by approximately $1.8 million or 0.5% compared to December 31, 2010. This was driven mostly by an increase in earnings.

Our ratio of current assets to current liabilities was approximately 2.9:1 at September 30, 2011 and 3.2:1 at December 31, 2010, respectively. At September 30, 2011, our total working capital decreased by $12.2 million to $198.7 million from $210.8 million at December 31, 2010. This decrease is primarily due to the following: (1) a decrease of $30.2 million in cash; (2) an increase of $4.8 in accounts payable; (3) an increase of $2.2 million in related party payable; (4) an increase of $2.0 in accrued expenses; and (5) an increase of $1.4 in income tax payable, which were all partially offset by: (a) an increase of $10.5 million in accounts receivable; and (b) and increase of $20.1 million in inventory.

The following table provides a summary of our operating, investing and financing activities as follows:

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$2,857	$69,821
Investing activities	(25,850)	(35,149)
Financing activities	(9,290)	778
Effect on cash of changes in exchange rates	2,057	(6,429)

Net (decrease) increase in cash and cash equivalents	$(30,226)	$29,021

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

2011 compared to 2010. In 2011, our net cash flow provided by operating activities was $2.9 million, a decrease of $67.0 million from the net cash flow provided by operating activity in the nine months ended September 2010. This decrease was primarily driven by the decrease in sale for DOEM conversions, which resulted in lower net income for the period ended September 2011. In addition, cash in-flows associated with accounts receivable were lower in the nine months ended September 2011 when compared to the same period in 2010 mainly due to the cash collected from elevate DOEM conversions in 2010 partially offset by the increase in the IMPCO operations in 2011. Similarly, cash out-flows associated with inventory were higher in 2011: this change in inventory reflects increases in the US automotive market as well as the industrial market partially offset by lower DOEM conversions. These items were all partially offset by higher cash in-flows associated with: accounts payable, due primarily to the increase in inventory; other current assets, due primarily to decreases in VAT receivables; income taxes payable, and net related party receivables.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of acquisitions as well as equipment and leasehold improvements expenditures. In 2011, we spent approximately $13.4 million on the acquisition of AFS and NaturalDrive, and recorded restricted cash of approximately $3.2 million in connection with the redemption of the non-controlling interest in MTE. Our equipment and leasehold additions were approximately $9.7 million. The majority of our equipment and leasehold improvements expenditures was within our BRC operations and related to increased purchases to expand our manufacturing capacity, with specific emphasis on our research and development center in Italy.

In 2010, our equipment and leasehold additions were approximately $20.9 million primarily due to the continued expansion of our research and development center in Italy. We paid approximately $11.7 million for the acquisitions of PCI and Evotek, net of cash acquired. In connection with the PCI acquisition we deposited $4.0 in to an escrow account in accordance with the purchase agreement. In addition, the Company obtained approximately $1.0 million of cash from the consolidation of a previously unconsolidated affiliate due to a change in control of the Board of Directors of this company.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2011, our financing activities include the redemption of the non-controlling interest in MTE for approximately $7.5 million, payments on term and other loans of approximately $2.2 million, as well as new borrowings on our revolving lines of credit for approximately $0.6 million in connection with our BRC operations.

In 2010, our financing activities included payments on term and other loans of approximately $1.5 million, as well as increased borrowings on our revolving lines of credit for approximately $2.5 million in connection with our third quarter 2010 acquisitions.

Credit Agreements

Our debt payable is summarized as follows (in thousands):

	Available as of September 30, 2011	As of
		September 30, 2011	December 31, 2010
(a) Revolving lines of credit – Italy and Argentina	$10,680	$1,323	$751
(b) Revolving lines of credit – USA	10,500	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	2,208	2,837
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	6,798	7,731

	Available as of September 30, 2011	As of
		September 30, 2011	December 31, 2010
(e) Other indebtedness	1,360	1,003	1,075

	$22,540	$11,332	12,394
Less: current portion		5,543	4,823

Non-current portion		$5,789	$7,571

At September 30, 2011, the weighted average interest rate on our outstanding debt was 3.2%. We are party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at September 30, 2011.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $4.1 million which is unsecured and $5.6 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 2.5% to 5.5% as of September 30, 2011. At September 30, 2011 and December 31, 2010, there were $0.3 million and zero balances outstanding, respectively.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.3 million. These lines are unsecured with approximately $1.0 million and $0.8 million outstanding at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, the interest rates for the lines of credit in Argentina ranged from 3.2% to 16.4%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of September 30, 2011, the Company and IMPCO Technologies, Inc. (“IMPCO US”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $10.5 million. IMPCO US intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO US’s payments. At September 30, 2011 and December 31, 2010, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $10.5 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2.0, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At September 30, 2011, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC S.r.L (“BRC”), a subsidiary of the Company, entered into a five and a half year unsecured term loan agreement with Intesa of Italy in which BRC received approximately $6.7 million. The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 2.2% and 1.6% at September 30, 2011 and December 31, 2010, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At September 30, 2011 and December 31, 2010, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 3.0% at September 30, 2011.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM S.r.L. (“MTM”), a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa pursuant to which MTM may borrow up to €15.0 million (approximately $20.4 million converted into U.S. dollars) to be used for acquisitions, as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $6.8 million and $7.7 million were outstanding on this financing agreement as of September 30, 2011 and December 31, 2010, respectively. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At September 30, 2011, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping, a subsidiary of the Company, and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranged from 2.2% to 3.1%.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of September 30, 2011:

	Payments Due by Period
(In thousands) Contractual Obligations	Total	Three Months Ending December 31, 2011	Year Ending December 31,
			2012	2013	2014	2015	Thereafter
Revolving lines of credit	$1,323	$1,323	$—	$—	$—	$—	$—
Term and other loans — principal	9,790	2,008	4,024	2,321	1,189	58	190
Term and other loans — interest	425	122	177	88	23	6	9
Capital lease obligations (a)	286	78	88	90	30	—	—
Operating lease obligations (a)	36,868	2,193	8,075	7,155	5,982	4,205	9,258
Other long-term liabilities	245	4	18	19	19	20	165
Other and miscellaneous (a)	750	150	600	—	—	—	—

	$49,687	$5,878	$12,982	$9,673	$7,243	$4,289	$9,622

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We prepared sensitivity analyses to determine the impact of hypothetical changes foreign currency exchange rates have on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three and nine months ended September 30, 2011 by approximately $0.3 million and $0.8 million, respectively.

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

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud have been or will be detected.

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

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on purchases of our common shares outstanding made by us during the three months ended September 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1–31, 2011	—	$—	n/a	n/a
August 1–31, 2011	—	—	n/a	n/a
September 1–30, 2011	—	—	n/a	n/a

Total	—	$—	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report:

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on May 20, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

FUEL SYSTEMS SOLUTIONS, INC.

Date: November 9, 2011	By:	/s/ PIETRO BERSANI
Pietro Bersani
Chief Financial Officer