Form 10-K
period 2011-12-31
Fuel Systems Solutions, Inc.
filed 2012-03-08
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $455.5 million based upon the closing sale price of the registrant’s common stock of $24.95 on June 30, 2011, as reported on the Nasdaq Stock Market.

As of February 15, 2012, the registrant had 20,014,065 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Overview

Founded over 50 years ago, Fuel Systems Solutions is a leader in providing alternative fuel systems for transportation, industrial, and refueling applications worldwide. We have a global presence and operate in geographies and markets that are underpenetrated and growing rapidly, driven by compelling economics, government support, and local demand. Our dedicated and bi-fuel technologies offer our customers a broad range of cost-effective products and applications that we tailor to local specifications. Our technologies enable our customers to:

•	benefit from significantly lower retail fuel prices, capturing the differential between traditional fuels and compressed natural gas (CNG) and liquid propane gas (LPG);

•	contribute to cleaner air and environment as carbon emissions of natural gas are in general lower than gasoline and diesel; and

•	help displace oil and exploit natural gas reserves so as to increase energy independence.

Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. We supply our products and systems to the marketplace through a global distribution network of approximately 700 distributors and dealers in more than 70 countries and 175 original equipment manufacturers, or OEMs.

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

Automobile manufacturers, taxi companies, transit and shuttle bus companies and delivery fleets are among the most active customers for our transportation products. Our largest markets for transportation products are currently, and have historically been, outside the United States. To capture demand in the now emerging United States market for alternative gaseous fuel-powered vehicles and equipment, we recently made acquisitions in the United States, and now have a full suite of automotive capabilities, including a California Air Resources Board (“CARB”) certified product line and in-house OEM systems engineering platform, enhancing our ability to leverage our existing relationship with fleet customers and other manufacturers as they roll out CNG and LPG versions of key fleet vehicles in North America.

Manufacturers of industrial mobile and power generation equipment, stationary engines, and truck and rail locomotives are among the most active customers for our industrial products. Our broad product range allows us to provide turnkey EPA (“Environment Protection Agency”) and CARB-certified and non certified engine systems, customer specified fuel systems modules and/or components, as well as auxiliary power units (APUs). The wide availability of gaseous fuels in world markets combined with their lower emissions and cost compared to gasoline and diesel fuels is driving rapid growth in the global alternative fuel industry.

Unless the context otherwise requires, the terms “we,” “us,” “our”, “Fuel Systems” and “the Company” refer to Fuel Systems Solutions, Inc., or Fuel Systems and its subsidiaries. We were incorporated in Delaware in 1985 after having provided automotive and alternative fuel solutions in a variety of organizational structures since 1958. In 2006, we reorganized our business and corporate structure creating Fuel Systems Solutions, Inc. as a holding company with our two operating segments, IMPCO operations, and BRC operations. Our IMPCO operations consist mainly of our industrial business but include certain activities in the transportation market undertaken at our facilities. All other business in the transportation market is conducted by our BRC operations.

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

Our Industry

Our business is focused on the alternative fuel industry. We believe three independent market factors—economics, energy independence and environmental concerns—are driving the growth of the market for alternative fuel technology. We believe the historic price differential between propane or natural gas and gasoline and diesel results in an economic benefit to end users of alternative fuel technology. In transportation markets, the price of alternative fuels such as natural gas or propane is typically substantially less than the price of gasoline. By converting a liquid fueled internal combustion engine to run on propane or natural gas, customers can capitalize on this fuel price differential. End-users may recoup the cost of the conversion within six to eighteen months, depending on the fuel cost disparity prevailing at the time and fuel usage. In addition to economic benefits of alternative fuels to end-users, some governments have sought to create a demand for alternative fuels in order to reduce their dependence on imported oil and reduce their unfavorable balance of payments by relying on their natural gas reserves. Alternative fuel vehicles that operate on natural gas or propane can lessen the demand for imported crude oil.

The World Energy Outlook 2011 projects the global primary energy demand to grow by 33% between 2010 and 2035 at an average annual rate of 3.5% per year. Even though the earth’s energy resources are adequate to meet this demand, the amount of investment that will be needed to exploit these resources will be higher than in the past. World Energy Outlook 2011 estimated that an investment of $38.0 trillion is needed through 2035. According to the World Energy Outlook 2011, world oil resources are judged to be sufficient to meet the projected growth in demand to 2035; however, a supply-side crunch involving an abrupt escalation in oil prices cannot be ruled out.

Consequently, natural gas remains a key fuel in the electric power and industrial sectors. Consumption of natural gas worldwide is expected to rise from 3.3 trillion cubic meters in 2010 to 5.1 trillion cubic meters in 2035. Gaseous fuels such as natural gas, have significant reserves available worldwide that are less costly to refine compared to crude oil and have historically been less expensive than liquid fuels. According to the U.S.

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

We are directly involved in two markets: transportation and industrial, including mobile and power generation equipment. These markets have seen growth in the use of clean-burning gaseous fuels due to the less harmful emissions effects of gaseous fuels and the cost advantage available in many markets of gaseous fuels over gasoline and diesel fuels.

Transportation

According to the most recent statistics from the World LP Gas Association and International Association for Natural Gas Vehicles, there are over seventeen million propane, or LPG, vehicles and nearly thirteen million Natural Gas (“NG”) vehicles in use worldwide, either for personal mobility, fleet conveyance, or public transportation. As the world’s vehicle population increases, it is expected that the passenger vehicle fleet doubles by 2035 and most growth will occur in developing countries within Asia, North Africa and areas of the Middle East. These regions currently have the lowest ratio of vehicles per one thousand people and are slated to grow rapidly over the next ten years as economic improvements stimulate personal vehicle ownership. In Europe, Asia and Latin America, alternative fuel vehicles operating on propane and natural gas are widely available through OEM and aftermarket distribution channels and have gained important penetration of total vehicles in circulation in many countries.

In the United States the transportation market for LPG, NG and other gaseous fuel vehicles has been limited, but recently a market for dedicated and bi-fuel natural gas vehicles has emerged and we have recently invested in that market. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”.

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

Customers and Strategic Relationships

Our customers include some of the world’s largest engine, vehicle and industrial equipment OEMs.

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

In 2011, no customers represented more than 10.0% of our consolidated sales. In 2010, one customer represented 14.6% of our consolidated sales. In 2009, two customers represented 13.0% and 11.6% of our consolidated sales, respectively. During 2011, 2010, and 2009 sales to our top ten customers accounted for 32.8%, 53.0%, and 62.0% of our consolidated sales, respectively. If our largest customer or several of these key customers were to reduce their orders substantially, we would suffer a decline in sales and profits, and those declines could be substantial.

Products and Services

Our products include gaseous fuel regulators, fuel shut-off valves, fuel metering and delivery systems, complete engine systems, auxiliary power systems and electronic controls for use in internal combustion engines for the transportation, industrial and power generation markets. In addition to these core products, which we manufacture, we also design, assemble and market ancillary components required for complete systems operation on alternative fuels.

All of our products are designed, tested and validated in accordance with our own internal requirements, as well as tested and certified with major regulatory and safety agencies throughout the world, including Underwriters Laboratories in North America and TÜV in Europe. The following table describes the features of our products:

Products	Features
Fuel Metering

•    Full range of injectors designed to operate on propane, natural gas or biogas fuels

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

• Provide customers with the required tools to manage in-field traceability and other requirements beyond initial emission compliance

Testing and Validation	• Component endurance testing

• Component thermal and flow performance cycling

• Engine and vehicle testing and evaluation for performance and emissions

Sub-System Assembly	• Pre-assembled modules for direct delivery to customers’ production lines

• Sourcing and integrating second and third tier supplier components

Final Assembly & Test	• Full vehicle final up-fit assembly and test operating as an extension of the OEM production line/process

Training and Technical Service	• Complete technical service support, including technical literature, web-based information, direct telephone interface (in all major countries) and on-site support

• Training services through sponsored programs at approved colleges, at our facilities worldwide and on-site at customer facilities

Service Parts and Warranty Support	• Access to service parts network, along with direct support in development of customers’ own internal service parts programs and procedures

Sales and Distribution

We sell products through a worldwide network encompassing over 700 distributors and dealers in more than 70 countries and through a sales force that develops sales with distributors, OEMs and large end-users. Our operations focus on OEM and aftermarket distributors in the transportation, industrial and power generation markets. Of these markets, we believe that the greatest potential for growth is in the, Asia, North and South America and Middle East regions in sales to transportation OEMs and aftermarket distributors and installers and in North America in sales to industrial OEMs and the related aftermarket.

During the years 2011, 2010 and 2009, sales to distributors accounted for 63.5%, 49.4%, and 35.5%, respectively, of our revenue, and sales to OEM customers accounted for 36.5%, 50.6%, and 64.5%, respectively, of our revenue.

Distributors generally service the aftermarket business for the conversion of liquid fueled engines to gaseous fuels. Many domestic distributors have been our customers for more than 30 years, and many of our export distributors have been our customers for more than 20 years.

Information regarding revenue, income and assets of each of our two business segments, IMPCO operations and BRC operations, and our revenue and assets by geographic area is included in Note 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10K as well as in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Manufacturing

We manufacture and assemble a majority of our products at our facilities in Santa Ana, California, Union City, Indiana, Kitchener, Canada, Beccar, Argentina and Cherasco, Italy and to a lesser extent at some of our other international facilities. Current manufacturing operations consist primarily of mechanical component assembly and test, forging and light machining, electronic PCB assembly and testing and system up-fitting. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic and foreign automotive and electronics suppliers, die casters, stamping operations, specialized diaphragm manufacturers and machine shops. During 2011, no suppliers represented more than 10.0% of consolidated purchases of raw materials and services. During 2010 and 2009, one supplier represented 10.3% and 12.4%, respectively, of the consolidated purchases of raw materials and services.

Machined die cast aluminum parts and supplier engineered parts represent the major components of our cost of sales. Coordination with suppliers for quality control and timely shipments is a high priority to maximize inventory management. We use a computerized material requirement planning system to schedule material flow and balance the competing demands of timely shipments, productivity and inventory management. Our manufacturing facilities in California, Canada, and Argentina are ISO-9001 certified, while the facilities in Italy are ISO/TS-16949 and ISO-9001 certified.

Research and Development

Our research and development programs provide the technical capabilities that are required for the development of systems and products that support the use of gaseous fuels in internal combustion engines. Our research and development is focused on fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines. In 2010, we expanded our research and development facility in Italy to continue to serve our customers with new products and capabilities. In 2011, we expanded our research and development facilities in the U.S. to address the increasing U.S. automotive market. Our research and development expenditures were approximately $28.1 million, $20.8 million, $15.2 million, in 2011, 2010, and 2009, respectively.

Competition

Our key competitors in gaseous fuel delivery products, accessory components and engine conversions markets include Westport Innovations Inc. in Canada and its subsidiaries OMVL, S.r.L. and EMER, S.p.A. in Italy, Landi Group and O.M.T. Tartarini, S.r.L. located in Italy; Aisan Industry Co. Ltd. and Nikki Company Ltd. in Japan. These companies, together with us, account for a majority of the world market for alternative fuel products and services. In the future, we may face competition from traditional automotive component suppliers, such as the Bosch Group, Delphi Corporation, Siemens VDO Automotive AG and Visteon Corporation, and from motor vehicle OEMs that develop fuel systems internally. Industry participants compete on price, product performance and customer support.

Product Certification

We must obtain emission compliance certification from the Environmental Protection Agency to sell certain of our products in the United States, receive certification from CARB to sell certain products in California and meet European standards for emission regulations in Europe. Each car, truck or van sold in each of these markets must be certified before it can be introduced into commerce, and its products must meet component, subsystem and system level durability, emission, refueling and various idle tests. We have also obtained international emissions compliance certification in Argentina, Australia, Brazil, Canada, Chile, Europe, Russia, Mexico and Thailand. We strive to meet stringent industry standards set by various regulatory bodies. Approvals enhance the acceptability of our products in the worldwide marketplace. Many foreign countries also accept these agency approvals as satisfying the “approval for sale” requirements in their markets.

Employees

As of December 31, 2011, we employed approximately 1,700 persons, excluding those employed by our unconsolidated affiliates in India. Of these employees, approximately 405 were employed in IMPCO operations, of which 170 are foreign employees, and approximately 1,285 were employed in BRC operations, all of which are foreign employees. Employees in Italy, the Netherlands and Argentina are represented by a collective bargaining agreement. Personnel employed by our foreign subsidiaries are often subject to national labor contracts. We consider our relations with our current employees and unions to be good.

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

We recently expanded our automotive alternative fuel transportation activities in the United States by acquiring several businesses. The return on our investments is dependent among other factors on the expansion of the United States market for vehicles that operate on gaseous alternative fuels. If this market does not expand, the revenues and profits generated by these investments may not justify the purchase prices that we paid for them.

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

The European Union debt crisis could have a material adverse effect on our business, financial condition and liquidity.

The possibility that certain European Union (“EU”) member states will default on their debt obligations and are being required to pay significantly increased borrowing costs has negatively impacted economic conditions and contributed to instability in global markets. The continued uncertainty over the outcome of the EU’s financial support programs and the possibility that EU member states may experience serious financing obstacles could further disrupt global markets.

The current debt crisis in the EU has also caused the value of the Euro to further fluctuate. A deterioration in the value of the Euro may adversely affect our customers in those countries.

The world has recently experienced a global macroeconomic downturn. The EU debt crisis may adversely affect global market conditions and has adversely affected economic growth in the EU and other parts of Europe. If economic conditions in our key markets remain uncertain or deteriorate further, customer demand for our products could decline, and we may experience material adverse impacts on our business and operating results.

We maintain a majority of our investments and liquidity in Italy and other EU countries, much of it in banks in Italy. While we have adopted investment and treasury policies which are intended to mitigate any adverse effect from the EU debt crisis, we are unable to provide assurances that the financing tension caused by the EU debt crisis will not affect our liquidity and financial resources.

Currency exchange rate fluctuations may adversely affect our operating results and cash flows and may have a material adverse effect on our revenue and overall financial results.

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

For the year ended December 31, 2011, non-U.S. operations accounted for approximately 78.0% of our revenue. Most revenues and expenses of our non-U.S. operations are in local currency. Our financial statements are presented in U.S. dollars, therefore, gains and losses on the conversion of foreign currency denominated expenses into U.S. dollars could cause fluctuations in our operating results, and fluctuating exchange rates could cause significantly reduced revenue and gross margins from non-U.S. dollar-denominated revenue, which could materially and adversely affect our overall financial results.

Also, for the year ended December 31, 2011, Euro denominated revenue accounted for approximately 53.5% of our total revenue; therefore a substantial appreciation in the rate of exchange of the U.S. dollar against the Euro could have a significant adverse affect on our financial results.

We currently do not engage in financial hedging against these risks and may not be able to hedge against these risks in the future.

We are subject to governmental certification requirements and other regulations, and more stringent regulations in the future may impair our ability to market our products.

We must obtain product certification from governmental agencies, such as the Environmental Protection Agency and the California Air Resources Board, to sell certain of our products in the United States and must obtain other product certification requirements in Europe and other regions. A significant portion of our future revenue will depend upon sales of fuel management products that are certified to meet existing and future air quality and energy standards. We cannot assure you that our products will meet these standards in the future. We incur significant research and developments costs to ensure that our products comply with emissions standards and meet certification requirements in the countries where our products are sold. Our failure to comply with certification requirements could result in the recall of our products as well as civil and/or criminal penalties.

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

We maintain a significant investment in inventory and have made significant investments in the expansion of our operations to meet demand for our product without long-term contracts with customers. A decline in our customers’ purchases would lead to a decline in our revenue and could result in a decrease in our operating results and cash flows.

We do not have long-term contracts with our customers. Generally, our product sales are made on a purchase order basis, which allows our customers to reduce or discontinue their purchases from us. Accordingly, we cannot predict the timing, frequency or size of our future customer orders. Our ability to accurately forecast our sales is further complicated by the current global economic and financial uncertainty. We maintain significant inventories (approximately 63% of total inventory) at BRC Group, the principal operating company in our transportation division, in an effort to ensure that our European transportation customers have a reliable source of supply. Our total inventory at December 31, 2011 was $103.4 million, an increase of $17.5 million compared to our total inventory at December 31, 2010. If we fail to anticipate the changing needs of our customers and accurately forecast our customer demands, our existing and potential customers may not place orders with us, which would decrease our revenue, and we may accumulate significant inventories of products that we will be unable to sell which may result in a significant decline in the value of our inventory. As a result, our revenue, gross profit and other operating results and cash flows may be materially and adversely affected.

In addition, we expanded our operational capacity, including opening new facilities in Italy, to address increased demand for our fuel systems components and systems, and we increased substantially our investment in research and development. We may continue to make significant investments in our business without any guarantees or long-term commitments from our customers that they will continue to purchase our components and systems with the same timing, frequency and size as we expect. As a result, if there is insufficient demand for our components and systems, we may not recover the costs of any increased investment in our operations, which could have a material, adverse effect on our financial position, liquidity and results of operations.

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

New technologies may render our existing products obsolete, which could materially and adversely affect us.

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

Some of our foreign subsidiaries have done, and may continue to do, business in countries subject to U.S. sanctions and embargoes, including Iran.

Some of our foreign subsidiaries sell fuel delivery systems, related parts and accessories to customers in Iran, a country currently subject to sanctions and embargoes imposed by the U.S. government, the European Union (“EU”), the United Nations, and other countries. In addition to Iran, there are other countries that are also subject to sanctions. These sanctions are complex. We believe we have procedures in place to conduct U.S. and foreign operations without violating U.S., EU, or other sanctions. However, if we fail to comply with U.S.

sanctions, EU sanctions or other sanctions in our foreign operations, we could be subject to material fines and penalties and incur damage to our reputation, which may lead to a reduction in the market price of our common stock.

In addition, our foreign subsidiaries’ sales to Iran could reduce demand for our common stock among certain of our investors for political reasons.

Recent Iranian sanction laws and regulations have adversely affected our revenues and may cause us other adverse consequences.

In June 2010, the United Nations Security Council by Resolution voted to impose a new and expanded round of sanctions against Iran. In July 2010, the European Union implemented the UN Resolution. On July 1, 2010, President Obama signed into law the new Comprehensive Iran Sanctions and Accountability and Divestment Act of 2010 (the “CISADA”). In November 2011, President Obama signed Executive Order 13590 imposing broad sanctions similar to those included within the CISADA and which expressly apply to any individual or entity (whether or not a U.S. person). In January 2012, the EU expanded its sanctions against Iran. The expanded round of laws and regulations imposing sanctions on Iran has not significantly impacted our revenues derived from this country. We can offer no assurance that any further expansion of Iranian sanctions will not further adversely affect our revenues and cause us other adverse consequences.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions prohibit companies and their intermediaries and agents from making improper payments to foreign officials, including employees of government owned businesses, for the purpose of obtaining or retaining business. During the last few years, the United States Department of Justice and the SEC have brought an increasing number of FCPA enforcement cases, many resulting in very large fines and deferred criminal prosecutions. Our internal control policies and procedures mandate compliance with the FCPA and other similar anti-bribery laws. We recently instituted training programs for our employees around the world. Despite our training and compliance programs, we cannot be assured that our internal control policies and procedures will always protect us from improper acts committed by our employees or agents.

In any acquisition or joint venture we engage in, we expose ourselves to the possibility that the employees and agents of such businesses may not have conducted themselves in compliance with the anti-corruption laws of the FCPA. Although when we make such acquisitions or enter into joint ventures, we impose contractual provisions and attempt to undertake cost appropriate due diligence, we cannot provide assurance that we will always be protected from the consequences of acts which may have violated the FCPA.

Violations of the FCPA may result in significant civil and criminal fines, as well as criminal convictions. Violations of the FCPA and other foreign anti-bribery laws, or allegations of such violations, could disrupt our business and cause us to suffer civil and criminal financial penalties and other sanctions, which are likely to have a material adverse impact on our business, financial condition, and results of operations.

The development of our business is dependent on the availability of gaseous fueling infrastructure

Many countries, including the United States, currently have limited or no infrastructure to deliver natural gas and propane to consumers. Currently in the United States, alternative fuels such as natural gas cannot be readily obtained by consumers for motor vehicle use and only a small percentage of motor vehicles manufactured for the United States are equipped to use alternative fuels. Users of gaseous fuel vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products and services. We cannot assure you that the United States or global market for gaseous fuel engines will expand broadly or, if it does, that it will result in increased sales of our fuel system products.

We engage in related party transactions, which result in a conflict of interest involving our management.

We have engaged in the past, and continue to engage, in a significant number of related party transactions, specifically between the Company’s foreign subsidiaries and members of the family of our Chief Executive Officer, Director and largest stockholder, his brother Pier Antonio Costamagna (one of our executive officers who is General Manager of MTM, S.r.L., a wholly owned subsidiary of the Company), companies in which our Chief Executive Officer’s family has controlling or other ownership interests, companies that our employees and service providers own in whole or in part and former owners of the companies we have purchased in foreign countries. Many of these relationships stem from the fact that when we acquired these foreign subsidiaries they were privately owned and such transactions are not uncommon in privately owned companies. Our Board, its Audit Committee and its Nominating and Corporate Governance Committee seek to review on an ongoing basis related party transactions as well as new transactions which may be proposed for various issues related to the effect on our business. We cannot assure you that the terms of the transactions with these various related parties are on terms as favorable to us as those that could have been obtained in arm’s-length transactions with third parties, or that the existing policies and procedures are sufficient to identify and completely address conflicts of interest that may arise. Related party transactions could result in related parties receiving more favorable treatment than an unaffiliated third party would receive, although these parties may provide goods or services that are not readily available elsewhere in some situations. In addition, related party transactions present difficult conflicts of interest, could result in significant and minor disadvantages to our company and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our stockholders.

We have a significant amount of goodwill and intangible assets that may become impaired, which could impact our results of operations.

Approximately $29.4 million, or 6.5%, of our total assets at December 31, 2011 were net intangible assets, including technology, customer relationships and trade name, and approximately $59.0 million, or 13.1%, of our total assets at December 31, 2011 were goodwill that relates to our acquisitions. We amortize the intangible assets, with the exception of goodwill, based on our estimate of their remaining useful lives and their values at the time of acquisition. We are required to test goodwill for impairment at least on an annual basis, or earlier if we determine it may be impaired due to change in circumstances. We are required to test the other intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the intangible assets may not be recoverable. If impairment exists in any of these assets, we are required to write-down the related asset to its estimated recoverable value as of the measurement date. Such impairment write-downs may significantly impact our results of operations.

We are dependent on certain key customers, and the loss of one or more customers could have a material adverse effect on us.

A substantial portion of our business results from revenues from key customers. In the year ended December 31, 2011 no customers represented more than 10.0% of our consolidated revenues. In the year ended December 31, 2010, one customer represented 14.6% of our consolidated revenues. In the year ended December 31, 2009, two customers represented 13.0% and 11.6% of our consolidated revenues, respectively. Revenues from our top ten customers during the years ended December 31, 2011, 2010, and 2009 accounted for approximately 32.8%, 53.0%, and 62.0% of our consolidated revenues, respectively. If one or more of these key customers were to reduce their orders from us substantially, we would suffer a decline in revenue, which may materially and adversely affect us.

We may not be able to successfully integrate our recently acquired business or any future acquired businesses into our existing worldwide business without substantial expenses, delays or other operational or financial problems.

During 2011, we acquired NaturalDrive Partners LLC and Alternative Fuel Systems (2004) Inc. During 2010, we acquired Productive Concepts International, LLC’s alternative fuel business and Evotek LLC, and as a part of our business strategy we may seek to acquire additional businesses, technologies or products in the future. We cannot assure you that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders or that our management will be able to integrate or manage the acquired business effectively, efficiently and in a timely manner. We could also incur unanticipated expenses or losses in connection with any acquisition or future transaction.

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

In addition to our operations in the United States, we currently operate in Canada, Italy, Australia, India, Pakistan, the Netherlands, Japan, Brazil, Argentina and Venezuela, and market our products and technologies in other international markets, including both industrialized and developing countries. During the year ended December 31, 2011, approximately 28% of our revenue was derived from sales to customers located within the United States and Canada, and the remaining 72% was derived from sales in Asia, Europe, Latin America and the Middle East. During 2010 and 2009, approximately 14% and 8% of our revenue, respectively, was derived from sales to customers located within the United States and Canada, and the remaining 86% and 92%, respectively, was derived from sales in Asia, Europe, Latin America and the Middle East. Additionally, approximately 86% of our employees and 83% of our approximately 700 distributors and dealers worldwide are located outside the United States. Our combined international operations are subject to various risks common to international activities, such as the following:

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

We have established relationships with third party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products effectively, or would significantly increase our production costs, either of which could materially and adversely affect us. In addition, we rely on a limited number of suppliers for certain proprietary die cast parts, electronics, software, catalysts and engines for use in our end products. Approximately 23.5%, 28.9%, and 45.7%, of our purchases of raw materials and services during the years ended December 31, 2011, 2010, and 2009, respectively, were supplied by ten entities. During 2011, no suppliers represented more than 10.0% of our purchases of raw materials and services. During 2010 and 2009, one supplier represented 10.3% and 12.4%, respectively, of our purchases of raw materials and services.

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

From January 1, 2011 through December 31, 2011, our stock price fluctuated from a low of $15.55 to a high of $30.51. For 2010, our stock price fluctuated from a low of $24.50 to a high of $51.94. For 2009, our stock price fluctuated from a low of $9.83 to a high of $52.53. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the time and attention of our management.

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

Facilities

Our executive offices are located in New York, New York. We currently lease additional manufacturing, research and development and general office facilities, under leases expiring through 2019, in the following locations set forth below:

Location	Principal Uses	Square Footage
IMPCO Operations:
Ontario, Canada	Sales, marketing application, development and assembly, manufacturing	110,000
Santa Ana, California	Sales manufacturing, design, development and testing	108,000
Sterling Heights, Michigan	Sales, marketing application, development and assembly	83,000
Union City, Indiana	Sales, marketing application and assembly	75,000
Delfgauw, Holland	Sales, marketing application, development and assembly	20,000
Fukuoka, Japan	Sales, marketing application and assembly	8,000
BRC Operations:
Cherasco, Italy	Sales, marketing application, development and assembly, manufacturing	600,000
Beccar, Argentina	Sales, marketing and assembly, manufacturing	129,000
Melbourne, Australia	Sales, marketing application, development and assembly	72,000
Livorno (Collesalvetti), Italy	Assembly	55,000
Cesena, Italy	Sales, marketing application, development and assembly	19,000
Sao Paulo, Brazil	Sales and assembly	16,000
Badia, Italy	Sales and assembly	15,000
Valencia, Venezuela	Sales and assembly	12,000
Karachi, Pakistan	Sales and marketing	9,000

Total (1)		1,331,000

(1)	Properties leased by our unconsolidated affiliates are excluded from the above table.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Stock Market under the symbol “FSYS.” As of February 15, 2012, there were approximately 277 holders of record of our common stock. The high and low per share prices of our common stock as reported on the Nasdaq Stock Market were as follows:

	High	Low
Year Ended December 31, 2011
First Quarter	$30.51	$23.55
Second Quarter	$29.85	$22.99
Third Quarter	$25.27	$17.22
Fourth Quarter	$23.87	$15.55
Year Ended December 31, 2010
First Quarter	$51.94	$26.09
Second Quarter	$34.89	$24.68
Third Quarter	$40.00	$24.50
Fourth Quarter	$42.65	$29.32

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

Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the three years ended December 31, 2011 which were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2011.

Item 6.	Selected Financial Data.

The following selected financial data with respect to our Consolidated Statements of Income data for each of the five years in the period ended December 31, 2011 and the Consolidated Balance Sheet data as of the end of each such fiscal year are derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007
Statements of Operations:
Revenue	$418,134	$430,632	$452,325	$382,697	$265,331
Cost of revenue	321,350	298,259	303,789	274,060	201,200

Gross profit	96,784	132,373	148,536	108,637	64,131

Operating expenses
Research and development expense	28,149	20,775	15,151	11,069	7,946
Selling, general and administrative expense	56,810	53,297	53,079	47,562	36,906
Goodwill impairment loss	—	—	—	3,907	—

Total operating expenses	84,959	74,072	68,230	62,538	44,852

Operating income	11,825	58,301	80,306	46,099	19,279
Other income (expense)	495	1,539	2,706	(2,379)	(2,811)

Income before equity share in earnings of unconsolidated affiliates, income taxes, and extraordinary gain	12,320	59,840	83,012	43,720	16,468
Equity share in earnings of unconsolidated affiliates	—	—	852	454	416
Income tax expense	(7,058)	(19,556)	(34,023)	(20,161)	(9,159)

Income, net of tax, before extraordinary gain	5,262	40,284	49,841	24,013	7,725
Extraordinary gain, net of tax	—	—	—	243	—

Net income	5,262	40,284	49,841	24,256	7,725
Less: Net income attributed to non-controlling interests	(94)	(582)	(2)	(914)	(1,842)

Net income attributable to Fuel Systems	$5,168	$39,702	$49,839	$23,342	$5,883

Net income per share attributable to Fuel Systems (1):
Basic:
Income from continuing operations before extraordinary gain attributable to Fuel Systems	$0.26	$2.24	$2.96	$1.47	$0.38
Per share effect of the extraordinary gain	$—	$—	$—	$0.02	$—

Net income attributable to Fuel Systems	$0.26	$2.24	$2.96	$1.49	$0.38

Diluted:
Income from continuing operations before extraordinary gain attributable to Fuel Systems	$0.26	$2.23	$2.95	$1.46	$0.38
Per share effect of the extraordinary gain	$—	$—	$—	$0.02	$—

Net income attributable to Fuel Systems	$0.26	$2.23	$2.95	$1.48	$0.38

Balance Sheet Data (at end of period):
Total current assets	$299,285	$306,928	$290,268	$200,648	$155,110
Total assets	450,002	454,563	417,112	287,327	247,370
Total current liabilities	104,692	96,079	148,459	117,886	84,544
Long-term obligations	15,488	19,917	25,425	15,484	21,172
Total equity	329,822	338,567	243,228	153,957	141,654

(1)	See Note 12 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to determine the number of shares used to compute net income per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We design, manufacture and supply alternative fuel components and systems for use in the transportation and industrial markets on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For over 50 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of over 700 distributors and dealers in more than 70 countries and 175 original equipment manufacturers, or OEMs.

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

We recently completed the acquisitions of NaturalDrive Partners, LLC (“NaturalDrive”), Productive Concepts International, LLC (“PCI”) and Evotek LLC (“Evotek”) (collectively referred to as “IMPCO Automotive Acquisitions”) to expand our activities in the automotive market within the United States.

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

In addition to the IMPCO Automotive Acquisitions, we added Alternative Fuel Systems (2004) Inc. (“AFS”) and purchased the remaining 50% interest in MTE S.r.l. in an effort to continue to expand our core businesses and geographic footprint.

For the year ended December 31, 2011 revenue decreased approximately 2.9%, operating profit decreased approximately 79.7% and diluted EPS decreased by 88.3%. These results were driven primarily by the expiration of the Italian government incentives which drove strong results in our BRC operations related to our post-production OEM (“DOEM”) sales for the prior year. Beginning in the second quarter of 2010 and continuing through subsequent quarters, our volumes for DOEM conversions decreased significantly. The expiration of the Italian government incentives were partially offset by increased activity in our IMPCO operations as well as our aftermarket business. These changes in the mix of our revenues also resulted in lower gross margin, as factory utilization and gross profit were closely tied to DOEM volumes. In addition, we incurred higher research and development costs as we continue to focus our efforts to support the US automotive market as well as other next generation products.

Net cash provided by operations was $10.4 million for the year ended December 31, 2011. We believe that our net cash position of $86.7 million provides us with adequate capital for working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets.

Recent Developments

Purchase of remaining 50% interest in MTE S.r.l.

On June 1, 2011, we purchased the remaining 50% ownership interest in MTE S.r.l. (“MTE”), for €7.5 million (approximately $10.4 million), of which €5.3 million (approximately $7.5 million), was paid on the closing date, with the remaining balance of €2.2 million (approximately $2.9 million) classified as restricted cash in Other Current Assets at December 31, 2011 as a guarantee towards possible indemnification obligations of the seller until its payment, which was subsequently paid on January 15, 2012 in accordance with the terms of the agreement. Further performance payments of up to €1.0 million (approximately $1.3 million) in cash may be made no later than 5 days after May 31, 2014 based on the achievement of 2012 and 2013 gross profit targets. As of the closing date of the transaction, the MTE contingent consideration was assigned a preliminary fair value of approximately $0.4 million. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the MTE contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue, and other factors.

Since we previously had control of MTE prior to this transaction and the results of MTE were consolidated within the BRC operation segment, the excess purchase price of the remaining 50% over the non-controlling interest is recorded to additional paid in capital.

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

The purchase price has been allocated as follows (in thousands):

Inventory	$1,300
Other tangible assets	1,291
Intangible assets subject to amortization	2,110
Goodwill	5,225

Total assets acquired	9,926
Less: total liabilities	(985)

Total net assets recorded	$8,941

Of the $2.1 million of acquired intangible assets, $1.4 million relates to customer relationships with a useful life of approximately 7 years, $0.4 million to developed technology with a useful life of 6 years and $0.3 million to trademarks with a useful life of 6 years. The international presence of AFS, specifically in the Asia automotive market, as well as the ability to incorporate their products into our existing supply chain were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $5.2 million. The acquired goodwill is deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed. Management has determined that the acquisition of AFS was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Acquisition of NaturalDrive Partners LLC

On April 18, 2011, through our wholly owned subsidiary IMPCO US, we completed the purchase of NaturalDrive, a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The transaction was valued at $6.0 million, comprised of $4.5 million in cash and $1.5 million of Fuel Systems’ stock paid at closing. More specifically, we issued 52,317 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The transaction also includes provisions for earn-out payments totaling up to $6.75 million in the form of Fuel Systems stock, which would be payable during the three years following closing based upon achievement of business volume and general milestones. The earn-out will be paid in three equal installments of $1.5 million no later than 90 days after the end of each yearly period ending in March 2012, March 2013, and March 2014 if specified target customer volumes for the year are achieved, and reasonable progress is made on the general milestones. In the case the earn-out for a specific period is determined to be payable in accordance with the aforementioned target customer volumes and additional GM volume thresholds are met for the same period, the earn-out shares for the applicable period will be multiplied by a factor of 1.5 for purposes of determining the number of earn-out shares payable. As of the closing date of the acquisition, the NaturalDrive contingent consideration was assigned a fair value of approximately $1.4 million. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the NaturalDrive contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue, and other factors.

The results of operations of NaturalDrive have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated as follows (in thousands):

Total tangible assets	$68
Intangible assets subject to amortization	5,650
Goodwill	1,694

Total assets acquired	7,412
Less: total liabilities	(1,448)

Total net assets recorded	$5,964

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

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. All our reporting units examined for goodwill impairment purposes had fair values in excess of their carrying values by at least 40 percent, except for one reporting unit, which we estimated had a fair value 8 percent higher than its carrying value. This reporting unit comprises approximately one-half of our total goodwill. If the terminal growth rate of 5% for this reporting unit decreased by 50 basis points, fair value would be reduced by approximately $5 million, assuming all other components of the fair value estimate remain unchanged. If the applicable discount rate of 15.75% on this reporting unit increased by 50 basis points, fair value would be reduced by approximately $8 million, assuming all other components of the fair value estimate remain unchanged. In both cases, step I of the goodwill impairment test would still be passed.

Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2011, did not result in an impairment charge, nor did we record any goodwill impairment in fiscal 2010 or 2009 in relation with our annual impairment analysis.

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

Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. We recognized intangible asset impairment charges of $0.4 million in fiscal 2011 associated with the relocation of our automotive operations in the Netherlands and did not recognize any such impairment charge in 2010 and 2009.

Deferred Taxes

Based upon the substantial net operating loss carryforwards and recent history of losses incurred in certain jurisdictions, we cannot conclude that it is more likely than not that the deferred tax assets in the United States and certain foreign jurisdictions as of December 31, 2011 will be realized within the foreseeable future. The balance of the total United States valuation allowance was $33.5 million as of December 31, 2011. In addition, we have a foreign valuation allowance of $6.9 million as of December 31, 2011. We expect to provide a full valuation allowance on future tax benefits generated in the United States and in certain foreign jurisdictions until we can sustain a level of profitability that demonstrates our ability to utilize the deferred tax assets.

As of December 31, 2011, undistributed earnings, except with respect to a portion of undistributed earnings from BRC, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Residual U.S. taxes have been accrued (applied as a reduction of net operating loss carryforwards) on approximately $30.0 million of earnings of BRC that is not considered indefinitely reinvested. Such amounts could be drawn as a dividend or from BRC in the future without U.S. income tax consequences. Upon distributions of earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. We have accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. It is not practical to determine the income tax impact in the event we repatriate undistributed foreign earnings that are considered indefinitely reinvested. As of December 31, 2011, approximately $1.5 million in foreign withholding taxes was accrued related to undistributed earnings not considered to be indefinitely reinvested.

We believe that we have considered relevant circumstances that we may be currently subject to, and the financial statements accurately reflect our best estimate of the results of our operations, financial condition and cash flows for the years presented. We have discussed the decision process and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Results of Operations

Years Ended December 31, 2011 and 2010

In an effort to more appropriately align the structure and business activities within Fuel Systems into two operating segments, in 2011 we relocated a portion of the automotive business (GFI BV) from the Netherlands to Italy. Our historical consolidated results were not impacted, but we began reporting GFI BV within our BRC operations segment in the fourth quarter of 2011. For comparison purposes, the previously reported financial information by business segment includes the reclassification of GFI BV’s operations for the years ended December 31, 2011 and 2010, respectively, within BRC operations.

REVENUES

	Year Ended December 31,		Change	Percent Change
	2011	2010
IMPCO Operations	$159,760	$116,945	$42,815	36.6%
BRC Operations	266,186	320,952	(54,766)	(17.1)%
Intersegment	(7,812)	(7,265)	(547)	7.5%

Total Revenues	$418,134	$430,632	$(12,498)	(2.9)%

IMPCO Operations. The increase in revenue primarily relates to an increase in demand in the industrial market of approximately $33.8 million which includes approximately $19.2 million from our auxiliary power unit business. In addition, the transportation business at IMPCO increased approximately $9.0 million compared to the prior year. This increase was attributable to an increase in sales in the US automotive market primarily from the IMPCO Automotive Acquisitions of approximately $27.8 million, partially offset by a decrease in sales in the Asian transportation market of approximately $17.3 million, due to the completion of a large program in 2010, and in the Canadian market of $1.5 million. We expect quarterly revenue from the US Automotive market to be closely tied to orders from OEMs. Included in the results discussed above is the strengthening of local currencies compared to the US dollar which positively impacted revenues by approximately $4.5 million for the year ended December 31, 2011.

BRC Operations. The decrease in revenue in 2011 was due primarily to a decrease in sales for DOEM conversions of approximately 79.3%, partially offset by an approximately 32.1% improvement in aftermarket sales including kits to OEMs due to higher petrol prices. Volumes for the DOEM conversions decreased to approximately 21,500 for the full year 2011 compared to 109,000 conversions for 2010. In the fourth quarter of 2011 total revenues were approximately $63.6 million, compared to total revenues of $45.6 million in the fourth quarter of 2010, primarily due to the increase in aftermarket sales. The strengthening of local currencies compared to the US dollar positively impacted revenues by approximately $14.3 million for the year ended December 31, 2011.

The following represents revenues by product and by geographic location for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		Change	Percent Change
	2011	2010
Transportation	$314,004	$361,795	$(47,791)	(13.2)%
Industrial	104,130	68,837	35,293	51.3%

Total Revenues	$418,134	$430,632	$(12,498)	(2.9)%

	Year Ended December 31,		Change	Percent Change
	2011	2010
North America	$115,768	$59,466	$56,302	94.7%
Europe:
Italy	54,269	160,446	(106,177)	(66.2)%
All other	82,980	68,260	14,720	21.6%
Asia & Pacific Rim	95,241	97,538	(2,297)	(2.4)%
Latin America	69,876	44,922	24,954	55.5%

Total Revenues	$418,134	$430,632	$(12,498)	(2.9)%

COST OF REVENUE

	Year Ended December 31,		Change	Percent Change
	2011	2010
IMPCO Operations	$120,382	$79,217	$41,165	52.0%
BRC Operations	200,968	219,042	(18,074)	(8.3)%

Total Cost of Revenue	$321,350	$298,259	$23,091	7.7%

IMPCO Operations. The increase mostly relates to the US automotive market, primarily due to the IMPCO Automotive Acquisitions for approximately $24.2 million, as well as an increase in volume associated with the industrial market including our APU business of $15.9 million. We expect the pressure on gross margins to continue until volumes associated with the US automotive market increase, which will better absorb fixed costs. Included in the results discussed above is the strengthening of local currencies compared to the US dollar which increased cost of revenue by approximately $3.6 million for the year ended December 31, 2011.

BRC Operations. The decrease of $18.1 million relates primarily to the decrease in DOEM volumes, beginning in the second quarter 2010 and continuing into subsequent quarters, as well as lower compensation and related expenses of approximately $10.4 million. Compensation and related expenses include salaries, fringe benefits and variable compensation. Factory utilization and gross profit have been closely tied to DOEM volumes as well. The elimination of the Italian government incentives has significantly decreased volumes and factory utilization resulting in reduced gross profit levels. These decreases were partially offset by the increase in the aftermarket product costs due to higher volume. The strengthening of local currencies compared to the US dollar increased cost of revenue by approximately $10.8 million for the year ended December 31, 2011.

RESEARCH & DEVELOPMENT

	Year Ended December 31,		Change	Percent Change
	2011	2010
IMPCO Operations	$14,063	$8,940	$5,123	57.3%
BRC Operations	14,086	11,835	2,251	19.0%

Total Research and Development	$28,149	$20,775	$7,374	35.5%

IMPCO Operations. The increase relates to additional compensation and related expenses of $3.1 million, as well as outside services and supplies of $1.1 million associated with the research and development for the US automotive market, including the full year impact of the IMPCO Automotive Acquisitions.

BRC Operations. The increase relates to additional compensation and related expenses of $0.6 million associated with the continued investment in various automotive projects including next generation products, OEM quality system solutions and expansion of current products as well as additional overhead costs associated with our new R&D facility of approximately $1.5 million.

SELLING, GENERAL & ADMINISTRATIVE

	Year Ended December 31,		Change	Percent Change
	2011	2010
IMPCO Operations	$14,342	$12,934	$1,408	10.9%
BRC Operations	37,361	35,005	2,356	6.7%
Corporate	5,107	5,358	(251)	(4.7)%

Total Selling, General & Administrative	$56,810	$53,297	$3,513	6.6%

IMPCO Operations. The increase relates primarily to additional costs of approximately $0.8 million associated with the full year impact of the IMPCO Automotive Acquisitions as well as outside consultants of $1.4 million, offset by a reduction in the contingent consideration associated with the PCI and Natural Drive acquisitions of approximately $1.7 million.

BRC Operations. The increase relates primarily to the strengthening of local currencies compared to the US dollar of approximately $1.7 million, an additional reserve for potential labor claims from former DOEM employees for approximately $0.7 million compared to 2010, and approximately $1.3 million of costs associated with the relocation of one of our Netherland subsidiaries. These increases were partially offset by lower outside consultant costs as well as lower advertising costs.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses remained relatively flat versus the prior year.

OPERATING INCOME/(LOSS)

	Year Ended December 31,		Change	Percent Change
	2011	2010
IMPCO Operations	$7,792	$13,872	$(6,080)	(43.8)%
BRC Operations	9,140	49,787	(40,647)	(81.6)%
Corporate Expenses (1)	(5,107)	(5,358)	251	4.7%

	$11,825	$58,301	$(46,476)	(79.7)%

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the year ended December 31, 2011 decreased for the reasons stated above. Operating income for the quarter ended December 31, 2011 was $0.7 million compared to operating loss of $3.2 million for the prior year quarter. This resulted primarily from increased revenues from our BRC operations.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the year ended December 31, 2011 we recognized approximately $1.0 million in losses on foreign exchange compared to $1.5 million in gains on foreign exchange for the year ended December 31, 2010. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Interest Income.

For the year ended December 31, 2011, interest income increased approximately $0.9 million to $1.8 million, from $0.9 million in 2010. This increase was primarily due to higher weighted average cash and cash equivalents available in 2011 compared to 2010.

Provision for Income Taxes.

Income tax expense for the year ended December 31, 2011 and 2010 was approximately $7.1 million and $19.6 million, representing an effective tax rate of 57.3% and 32.7%, respectively, and primarily consisted of the provision for our foreign operations. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions due to cumulative losses incurred in those jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the year ended December 31, 2011, (loss) income before income taxes for the U.S. and foreign based operations was $(9.8) million and $22.1 million, respectively. Accordingly, for the year ended December 31, 2011, we have not recorded income tax benefits for losses incurred, or significant income tax expense for income generated for such jurisdictions, as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions.

Years Ended December 31, 2010 and 2009

In an effort to more appropriately align the structure and business activities within Fuel Systems’ two operating segments, in 2011 we relocated automotive business from the Netherlands (GFI BV) to Italy. Our consolidated results were not impacted, but we began reporting GFI BV with its BRC operations segment in the fourth quarter of 2011. For comparison purposes, the previously reported financial information by business segment includes reclassification of GFI BV’s operations for the years ended December 31, 2010 and 2009, respectively, within BRC operations.

REVENUES

	Year Ended December 31,		Change	Percent Change
	2010	2009
IMPCO Operations	$116,945	$63,016	$53,929	85.6%
BRC Operations	320,952	392,332	(71,380)	(18.2)%
Intersegment	(7,265)	(3,023)	(4,242)	140.3%

Total Revenues	$430,632	$452,325	$(21,693)	(4.8)%

IMPCO Operations. The increase in revenue relates to an increase in demand in the industrial market of approximately $18.1 million as well as the transportation market of approximately $35.7 million which includes approximately $21.1 from our Asian market due to completion of a large program with one of our customers. The increases in the industrial and transportation markets include approximately $21.5 million from the acquisition of the Teleflex Incorporated’s Power Systems Business (“Power Systems Business”) in July 2009 and approximately $5.8 from the US Automotive market which includes the recent acquisitions of PCI and Evotek.

BRC Operations. The decrease in revenue was primarily due to lower sales for post-productions OEM (“DOEM”) conversions, partially offset by an approximate 19.7% increase in aftermarket sales. Volumes for the DOEM conversions decreased to approximately 109,000 for the full year 2010 compared with approximately 184,000 for the prior year. The lower DOEM volumes began in the second quarter of 2010, after the expiration of the Italian government auto incentives, continued into the third quarter of 2010, and significantly impacted the fourth quarter of 2010 as well. In the fourth quarter of 2010 total revenues were approximately $45.6 million, which included DOEM conversions of approximately 5,300 units, compared to total revenues of $147.0 million in Q4 2009, which included conversions of approximately 66,600 units. BRC’s revenue for 2010 includes a decrease of approximately $19.2 million or 4.9% from the weakening of local currencies compared to the dollar from 2009.

The followings represent revenues by product and by geographic location for the years ended December 31, 2010 and 2009:

	Year Ended December 31,		Change	Percent Change
	2010	2009
Transportation	$361,795	$405,028	$(43,233)	10.7%
Industrial	68,837	47,297	21,540	45.5%

Total Revenues	$430,632	$452,325	$(21,693)	(4.8)%

	Year Ended December 31,		Change	Percent Change
	2010	2009
North America	$59,466	$34,339	$25,127	73.2%
Europe:
Italy	160,446	270,549	(110,103)	(40.7)%
All other	68,260	43,819	24,441	55.8%
Asia & Pacific Rim	97,538	87,608	9,930	11.3%
Latin America	44,922	16,010	28,912	180.6%

Total Revenues	$430,632	$452,325	$(21,693)	(4.8)%

COST OF REVENUE

	Year Ended December 31,		Change	Percent Change
	2010	2009
IMPCO Operations	$79,217	$48,736	$30,481	62.5%
BRC Operations	219,042	255,053	(36,011)	(14.1)%

Total Cost of Revenue	$298,259	$303,789	$(5,530)	(1.8)%

IMPCO Operations. The increase relates primarily to the increased volume of sales in the industrial market as well as the full year impact of the Power Systems Business acquired in July 2009.

BRC Operations. The decrease of $36.0 million relates to the decrease in DOEM volumes, beginning in the second quarter 2010 and continuing into the third and fourth quarters, as well as lower compensation and related expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation. Factory utilization and gross profit have been closely tied to DOEM volumes as well. The elimination of incentives has significantly decreased factory utilization resulting in reduced gross profit levels. These decreases were partially offset by the increase in the aftermarket product costs due to higher volume. Cost of revenues for the quarter ended December 31, 2010 decreased to $38.7 million, from $93.6 million in the prior year quarter, primarily due to lower DOEM volumes.

RESEARCH & DEVELOPMENT

	Year Ended December 31,		Change	Percent Change
	2010	2009
IMPCO Operations	$8,940	$6,859	$2,081	30.3%
BRC Operations	11,835	8,292	3,543	42.7%

Total Research and Development	$20,775	$15,151	$5,624	37.1%

IMPCO Operations. The increase relates to additional compensation and related expenses associated with the research and development for the US Automotive market, as well as the additional costs associated with the Power Systems Business, acquired in July 2009, of approximately $1.2 million.

BRC Operations. The increase relates to additional compensation and related expenses associated with the continued investment in various automotive projects including next generation products, OEM quality system solutions and expansion of current products as well as the additional costs associated with the Power Systems Business, acquired in July 2009, of approximately $1.1 million.

SELLING, GENERAL & ADMINISTRATIVE

	Year Ended December 31,		Change	Percent Change
	2010	2009
IMPCO Operations	$12,934	$11,654	$1,280	11.0%
BRC Operations	35,005	34,251	754	2.2%
Corporate	5,358	7,174	(1,816)	(25.3)%

Total Selling, General & Administrative	$53,297	$53,079	$218	0.4%

IMPCO Operations. The increase relates primarily to additional costs in 2010 associated with the Power Systems Business, acquired in July 2009, of approximately $1.6 million.

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

OPERATING INCOME/(LOSS)

	Year Ended December 31,		Change	Percent Change
	2010	2009
IMPCO Operations	$13,872	$(6,037)	$19,909	329.8%
BRC Operations	49,787	93,517	(43,730)	(46.8)%
Corporate Expenses (1)	(5,358)	(7,174)	1,816	25.3%

	$58,301	$80,306	$(22,005)	(27.4)%

(1)	Represents corporate expense not allocated to either of the business segments.

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

Provision for Income Taxes.

Income tax expense for the year ended December 31, 2010 and 2009 was approximately $19.6 million and $34.0 million, respectively, representing an effective tax rate of 32.7% and 41.0%, respectively, and primarily consisted of the provision for our foreign operations. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions due to cumulative losses incurred in those jurisdictions, as we cannot conclude that such tax benefits meet the “more likely than not” threshold for realization. Accordingly, for the year ended December 31, 2010, we did not record income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions.

Liquidity and Capital Resources

Overview—Our primary sources of liquidity are cash provided by operating activities and debt financing. Additionally from time to time we raise funds from the equity capital markets to fund our working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets. We believe the amounts available to us under our various credit agreements together with cash on hand will continue to allow us to meet our needs for working capital and other cash needs for worldwide operations for at least the next 12 months. For periods beyond 12 months, although we do not have any plans to do so, we may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of our technologies and products. However, we can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all. Nevertheless, our ability to satisfy our working capital requirements will substantially depend upon our future operating performance (which may be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. We continue to evaluate our need to increase liquidity.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. As of December 31, 2011 we had approximately $61.7 million of cash held in accounts outside the U.S., primarily in Europe. Although we currently do not intend nor foresee a need to repatriate these funds, residual US taxes have been accrued on approximately $30.0 million of earnings not considered to be indefinitely reinvested from our BRC Operations. We expect existing domestic and foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

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

	As of December 31,
	2011	2010
Cash and cash equivalents	$96,740	$124,775

Current portion of term loans and debt	6,367	4,823

Long-term term loans and other loans	3,698	7,571
Total debt	10,065	12,394
Total Fuel Systems stockholders’ equity	329,822	334,806

Total capitalization (debt plus equity)	$339,887	$347,200

Debt to total capitalization	3.0%	3.6%
Net Cash (cash and cash equivalents less debt)	$86,675	$112,381
Current assets	$299,285	$306,928
Current liabilities	$104,692	$96,079

Our debt to total capitalization at December 31, 2011 improved by 16.7% when compared to 2010 while our net cash has decreased by approximately $25.7 million at December 31, 2011 compared to December 31, 2010. This decrease is mainly attributable to the outflows in our investing activities including acquisitions and investments in PP&E.

Our ratio of current assets to current liabilities was approximately 2.9:1 and 3.2:1 at December 31, 2011 and December 31, 2010, respectively. At December 31, 2011, our total working capital decreased by $16.3 million to $194.6 million from $210.8 million at December 31, 2010. This decrease is primarily due to the following: (1) a decrease of $28.0 million in cash; (2) an increase of $8.2 million in accounts payable; (3) an increase of $2.0 million in related party payables; (4) a decrease of $2.0 million in deferred tax assets; and (5) a net increase of $1.5 million in total current debt, which were all partially offset by: (a) an increase of $17.5 million in net inventory, (b) an increase of $4.9 million in net accounts receivable, and (c) an increase of $3.7 in related party receivables.

The following table provides a summary of our operating, investing and financing activities as follows:

	Years ended December 31,
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$10,448	$66,706	$32,701
Investing activities	(27,986)	(41,816)	(41,909)
Financing activities	(9,934)	59,053	29,155
Effect on cash of changes in exchange rates	(563)	(5,687)	95

Net increase/(decrease) in cash and cash equivalents	$(28,035)	$78,256	$20,042

Cash Flow from Operating Activities. We prepare our statement of cash flows using the indirect method. Under this method, we reconcile net income to cash flows from operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments during the period. These reconciling items include, but are not limited to, depreciation and amortization, provisions for doubtful accounts, write down of inventory, gains and losses from various transactions, equity share in income of unconsolidated affiliates and changes in the consolidated balance sheet for working capital from the beginning to the end of the period.

2011 compared to 2010. In 2011, our net cash flow provided from operating activities was approximately $10.4 million, a decrease of 84.3% from 2010. This decrease was primarily driven by the decrease in sales for DOEM conversions, which resulted in lower net income for the year. In addition, cash in-flows associated with accounts receivable were lower in the twelve months ended December 2011 when compared to the same period in 2010, mainly due to the cash collected from increased DOEM conversions in 2010, partially offset by the increase in the IMPCO operations in 2011. Similarly, cash out-flows associated with inventory were higher in 2011: this change in inventory primarily reflects increases in the industrial market, as well as in the US automotive market. These items were all partially offset by higher cash in-flows associated with: accounts payable, due primarily to the increase in inventory; other current assets, due primarily to decreases in VAT receivables at our BRC operations; income taxes payable, and net related party receivables.

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

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of PP&E expenditures as well as acquisitions. The majority of our PP&E expenditures were within our BRC operations and related primarily to leasehold improvements and acquisitions of machinery and equipment.

In 2011, our PP&E additions were approximately $12.1 million, or 56.7% lower than in 2010 due to a lower level expenditure at our BRC Operations upon completion of the new R&D Center. In addition, we paid approximately $13.4 million for the acquisitions of Alternative Fuel Systems and NaturalDrive, net of cash acquired.

In 2010, our PP&E additions were approximately $28.0 million or 116.9 % higher than in 2009. This was due primarily to the continued expansion of our BRC operations, specifically costs associated with our new R&D center of approximately $13.4 million. In addition, we paid approximately $11.6 million for the acquisitions of Productive Concepts International and Evotek, net of cash acquired.

In 2009, our PP&E additions were approximately $12.9 million or 21.1% higher than in 2008. This was due primarily to the continued expansion of our BRC operations. In addition, we paid approximately $29.2 million for the acquisitions of Distribuidora Shopping, WMTM, the Power Systems Business and FuelMaker assets net of cash acquired.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2011, our financing activities included the redemption of the non-controlling interest in MTE for approximately $7.5 million, payments on term and other loans of approximately $4.1 million, as well as new borrowings on our revolving lines of credit for approximately $1.8 million in connection with our BRC operations.

In 2010, our financing activities included net proceeds from issuance of 2,300,000 shares of common stock for approximately $64.9 million and proceeds from term and other loans of approximately $15.0 million, offset by repayments of term and other loans of approximately $20.3 million.

In 2009, our financing activities included proceeds from term loans of approximately $19.8 million related to the purchase of Distribuidora Shopping and FuelMaker; $27.7 million of net proceeds from the issuance of 1,500,000 shares of our common stock to fund the purchase of the Power Systems Business, as well as other working capital requirements for us. In addition, we repaid approximately $18.0 million of term and other loans as well as our lines of credit.

Credit Agreements

Our outstanding debt is summarized as follows (in thousands):

	Available as of December 31, 2011	December 31, 2011	December 31, 2010
(a) Revolving lines of credit—Italy and Argentina	$10,397	$2,513	$751
(b) Revolving line of credit—USA.	13,000	—	—
(c) Term loan—Intesa SanPaolo S.p.A.	—	1,418	2,837
(d) Term loan—Banca IMI S.p.A and Intesa SanPaolo S.p.A.	—	5,395	7,731
(e) Other indebtedness	—	739	1,075

	$23,397	10,065	12,394
Less: current portion		6,367	4,823

Non-current portion		$3,698	$7,571

At December 31, 2011, our weighted average interest rate on outstanding debt was 3.6%. We are party to numerous significant credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at December 31, 2011.

(a) Revolving Lines of Credit—Italy and Argentina

We maintain various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $7.1 million, which is unsecured, and $2.0 million that is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 2.4% to 5.4% as of December 31, 2011. At December 31, 2011 and 2010 there were no balances outstanding, respectively.

The revolving lines of credit in Argentina, assumed in connection with the acquisition of Distribuidora Shopping, consist of two lines for a total amount of availability of approximately $3.8 million. These lines are unsecured with approximately $2.5 million and $0.8 million outstanding at December 31, 2011 and December 31, 2010, respectively. At December 31, 2011, the interest rates for the lines of credit in Argentina ranged from 3.4% to 22.5%.

All lines are callable on demand.

(b) Revolving Line of Credit—USA

As of December 31, 2011, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At December 31, 2011 and December 31, 2010, there were no balances outstanding, respectively. The maximum aggregate principal amount of loans permitted to be outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At our option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants that began September 30, 2009, and which require us to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) we shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any debt other than (i) debt of any such subsidiary owing to any other subsidiary or to us or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At December 31, 2011, we were in compliance with these covenants.

(c) Term Loan—Intesa SanPaolo S.p.A.

On June 26, 2007, BRC S.r.L (“BRC”), a subsidiary of the Company that was merged into MTM during 2011, entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy in which BRC received €5.0 million (approximately $6.5 million). The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 2.0% and 1.6% at December 31, 2011 and December 31, 2010, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At December 31, 2011 and December 31, 2010, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.8% and 2.4% at December 31, 2011 and December 31, 2010, respectively. At December 31, 2011 and December 31, 2010, the amounts outstanding were $1.4 million and $2.8 million, respectively.

(d) Term Loan—Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM S.r.L. (“MTM”), a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $19.4 million) to be used for the acquisition of Distribuidora Shopping (see Note 3) as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $5.4 million and $7.7 million were outstanding on this financing agreement as of December 31, 2011 and December 31, 2010, respectively. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants which began June 30, 2009 and which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the

Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At December 31, 2011, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits at our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 2.7% to 3.0%.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

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

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of December 31, 2011:

	Payments Due by Period
(In thousands) Contractual Obligations	Years Ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
Revolving lines of credit	$2,513	$2,513	$—	$—	$—	$—	$—
Revolving lines of credit—interest	166	166	—	—	—	—	—
Term and other loans—principal	7,349	3,772	2,210	1,133	55	57	122
Term and other loans—interest	272	159	79	21	6	4	3
Capital lease obligations (a)	219	82	105	32	—	—	—
Operating lease obligations (a)	34,251	7,670	6,819	5,703	4,383	3,903	5,773
Other long-term liabilities (b)	155	17	18	19	19	20	62
Other and miscellaneous (a)	579	579	—	—	—	—	—

	$45,504	$14,958	$9,231	$6,908	$4,463	$3,984	$5,960

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.
(b)	We have other long term liabilities on our balance sheet amounting to $7.9 million, of which $7.7 million are not shown on this table. Of the $7.7 million, $1.2 million relates to our obligations to employees and directors under our deferred compensation plan, and $4.6 million relates to a mandatory termination payment for Italian employees called “Trattamento di Fine Rapporto” that is required by Italian law (see Note 14). Payments under both of these contractual obligations are due upon employees’ termination of service.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the year ended December 31, 2011 by approximately $1.1 million. We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

Debt Obligation. The following table summarizes our debt obligations at December 31, 2011. The interest rates represent weighted average rates, with the period end rate used for the variable rate debt obligations. The fair value of the debt obligations approximated the recorded value as of December 31, 2011 (U.S. dollar equivalent in thousands).

	Debt Obligations (in thousands)
	2012	2013	2014	2015	2016	Thereafter	Total
Debt Denominated in U.S. dollars
Other finance loans	$144	$—	$—	$—	$—	$—	$144
Interest rate	3.0%						3.0%
Capital leases	$8	$—	$—	$—	$—	$—	$8
Interest rate	9.4%						9.4%

Weighted average interest rate, (U.S.)	3.4%						3.4%

Debt Denominated in Foreign Currencies
Line of credit, variable interest rate	$2,513	$—	$—	$—	$—	$—	$2,513
Interest rate	6.6%						6.6%
Term loans, variable rate (INTESA-BRC)	$1,418	$—	$—	$—	$—	$—	$1,418
Interest rate	2.0%						2.0%
Term loans, variable rate (IMI-MTM)	$2,158	$2,158	$1,079	$—	$—	$—	$5,395
Interest rate	2.6%	2.6%	2.6%				2.6%
Term loans, fixed rate	$52	$52	$54	$55	$57	$122	$392
Interest rate	2.7%	2.7%	2.7%	2.7%	2.7%	2.7%	2.7%
Capital lease	$74	$95	$26	$—	$—	$—	$195
Interest rate	7.7%	7.7%	7.7%				7.7%

Weighted average interest rate, (foreign)	4.1%	2.8%	2.8%	2.7%	2.7%	2.7%	3.6%

Item 8.	Consolidated Financial Statements and Supplementary Data.

See pages F-1 through F-41 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2011.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2011, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the SEC is (1) recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC and (2) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

For the three month period ended December 31, 2011, there has been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information relating to our executive officers, directors and nominees is set forth under the captions “Board Composition” and “Executive Officers” in the Fuel Systems 2012 Proxy Statement and is incorporated by reference herein. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” that appears in the Fuel Systems 2012 Proxy Statement is also incorporated by reference herein.

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

The information regarding our Audit Committee and designated audit committee financial experts is set forth under the captions “Independent Directors” and “Audit Committee” in the Fuel Systems 2012 Proxy Statement and such information is incorporated by reference herein.

The information concerning procedures by which shareholders may recommend director nominees is set forth under “Procedure for Shareholder Recommendations for Director Nominees” in the Fuel Systems 2012 Proxy Statement and such information is incorporated by reference herein.

Item 11.	Executive Compensation.

The information relating to executive compensation is set forth under the captions “Executive Compensation” and “Directors Compensation” in the Fuel Systems 2012 Proxy Statement and such information is incorporated by reference herein; except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report, nor deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of management and certain beneficial owners is set forth under the caption “Principal Stockholders” in the Fuel Systems 2012 Proxy Statement and such information is incorporated by reference herein.

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders except for the December, 2011 Stock Option Plan. The following table sets forth information about our common stock that may be issued under our equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	57,750	$11.28	383,404	(1)
Equity Compensation Plans Not Approved by Stockholders	—	—	300,000	(2)
Total	57,750	$11.28	683,404

(1)	Represents shares of restricted stock available for issuance under our 2009 Restricted Stock Plan.
(2)	Includes 300,000 shares of options available for issuance under the 2011 Stock Option Plan, which was approved by the Board of Directors on December 14, 2011, but is subject to shareholders’ approval.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information regarding certain relationships and related party transactions and director independence is set forth under the captions “Independent Directors” and “Certain Relationships and Related Transactions” in the Fuel Systems 2012 Proxy Statement and such information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information regarding fees and services of the independent registered public accounting firm (“independent accountant”) and our pre-approval policies and procedures for audit and non-audit services provided by our independent accountant are set forth under the captions “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Fuel Systems 2012 Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Fuel Systems Solutions, Inc.

Reports of independent registered public accounting firm.

Consolidated balance sheets as of December 31, 2011 and 2010.

Consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009.

Consolidated statements of stockholders’ equity for the years ended December 31, 2011, 2010, and 2009.

Consolidated statements of cash flows for the years ended December 31, 2011, 2010, and 2009.

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

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc., as currently in effect.

3.2*	Bylaws of Fuel Systems Solutions, Inc., as currently in effect.

4.1	Stockholder Protection Rights Agreement dated as of June 27, 2006 between Fuel Systems Solutions, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

4.2	Amendment No. 1 to Stockholder Protection Rights Agreement, dated as of July 21, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 21, 2009).

4.3	Specimen of common stock certificate of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

10.1+	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to the IMPCO Technologies, Inc. Annual Report on Form 10-K for fiscal 1994).

10.2+	2002 Stock Option Plan for Employees (incorporated by reference to Appendix A of IMPCO Technologies, Inc.’s Proxy Statement filed October 18, 2002).

10.3+	2003 Stock Incentive Plan (incorporated by reference to Appendix B to IMPCO Technologies, Inc.’s Proxy Statement filed May 13, 2003).

10.4+	2004 Stock Incentive Plan (incorporated by reference to Appendix B to IMPCO Technologies, Inc.’s Proxy Statement filed April 9, 2004).

10.6+	Form of Restricted Stock Agreement under 2006 Incentive Bonus Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.7+	2009 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 9, 2009).

10.8+	2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 9, 2009).

10.9+	Form of Restricted Stock Agreement under 2009 Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on July 9, 2009).

10.10+	Fuel Systems Solutions, Inc. Deferred Compensation Plan and Plan Adoption Agreement, each as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.11+	First Amendment, dated December 31, 2008, to the Fuel Systems Solutions, Inc. Deferred Compensation Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

Exhibit No.	Description

10.12+	Amended and Restated Employment Agreement between Fuel Systems Solutions, Inc. and Mariano Costamagna dated December 9, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2008).

10.13+	Amendment No. 1 to the Amended and Restated Employment Agreement between Fuel Systems Solutions, Inc. and Mariano Costamagna (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 28, 2010).

10.14*	Director Compensation Policy.

10.15	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 9, 2009).

10.16	Loan Agreement between MTM, S.r.L. and Unicredit Banca Medio Credito S.p.A., dated December 2, 2004 (incorporated by reference to Ex. 10.3 to IMPCO Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.17	English summary of Financing Agreement dated December 22, 2008, by and among MTM S.r.L., Banca IMI S.p.A. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2008).

10.18	Committed Credit Facility dated July 10, 2009 between Fuel Systems, Inc. /IMPCO Technologies, Inc. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2009).

10.19	Asset Purchase and Assumption Agreement, dated as of August 4, 2010, by and among IMPCO Technologies, Inc., Productive Concepts International LLC, Robert Lykins, and, only with respect to Section 2.3(c), Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 5, 2010).

10.20	Equity Purchase Agreement, dated as of September 3, 2010, by and among IMPCO Technologies, Inc., EvoTek LLC, Tana Wroblewski, Gerald Wroblewski, and, only with respect to Section 2.2(b), Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2010).

10.21+	Fuel Systems Solutions, Inc. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011).

10.22+	Fuel Systems Solutions, Inc. 2011 Phantom Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 20, 2011).

10.23+	Form of Nonqualified Stock Option Agreement under the Fuel Systems Solutions, Inc. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 20, 2011).

10.24+	Form of Incentive Stock Option Agreement under the Fuel Systems Solutions, Inc. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 20, 2011).

10.25+	Form of Phantom Stock Option Agreement under the Fuel Systems Solutions, Inc. 2011 Phantom Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on December 20, 2011).

12.1*	Computation of Ratios to Fixed Charges

21.1*	Subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to Fuel Systems Solutions, Inc.

Exhibit No.	Description

24.1*	Powers of Attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 8, 2012.

FUEL SYSTEMS SOLUTIONS, INC.

By:	/S/ MARIANO COSTAMAGNA
Name:	Mariano Costamagna
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mariano Costamagna and Pietro Bersani, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K under the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in- fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ MARIANO COSTAMAGNA Mariano Costamagna	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2012

/S/ PIETRO BERSANI Pietro Bersani	Chief Financial Officer (Principal Financial Officer)	March 8, 2012

/S/ MICHAEL HELFAND Michael Helfand	Senior Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 8, 2012

/S/ NORMAN L. BRYAN Norman L. Bryan	Director	March 8, 2012

/S/ MARCO DI TORO Marco Di Toro	Director	March 8, 2012

/S/ JOSEPH E. POMPEO Joseph E. Pompeo	Director	March 8, 2012

/S/ TROY A. CLARKE Troy A. Clarke	Director	March 8, 2012

/S/ JAMES W. NALL James W. Nall	Director	March 8, 2012

/S/ WILLIAM J. YOUNG William J. Young	Director	March 8, 2012

/S/ ALDO ZANVERCELLI Aldo Zanvercelli	Director	March 8, 2012

FUEL SYSTEMS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fuel Systems Solutions, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index located on page F-1 present fairly, in all material respects, the financial position of Fuel Systems Solutions, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index located on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Irvine, California

March 8, 2012

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$96,740	$124,775
Accounts receivable less allowance for doubtful accounts of $2,665 and $2,858 at December 31, 2011 and December 31, 2010, respectively	62,551	57,654
Inventories	103,382	85,854
Deferred tax assets, net	6,512	8,551
Other current assets	19,125	22,780
Related party receivables	10,975	7,314

Total current assets	299,285	306,928

Equipment and leasehold improvements, net	59,051	59,653
Goodwill	58,968	53,815
Deferred tax assets, net	363	335
Intangible assets, net	29,422	30,285
Other assets	2,071	2,196
Related party receivables	842	1,351

Total Assets	$450,002	$454,563

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54,816	$46,610
Accrued expenses	36,230	37,928
Income taxes payable	2,517	3,258
Current portion of term loans and debt	6,367	4,823
Deferred tax liabilities, net	82	770
Related party payables	4,680	2,690

Total current liabilities	104,692	96,079
Term and other loans	3,698	7,571
Other liabilities	7,885	8,218
Deferred tax liabilities, net	3,905	4,128

Total Liabilities	120,180	115,996

Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,089,591 issued and 20,014,065 outstanding at December 31, 2011; and 20,028,968 issued and 19,921,217 outstanding at December 31, 2010	20	20
Additional paid-in capital	318,632	322,948
Shares held in treasury, 16,055 and 18,545 shares at December 31, 2011 and 2010, respectively	(523)	(588)
Retained Earnings	15,357	10,189
Accumulated other comprehensive (loss) income	(3,664)	2,237

Total Fuel Systems Equity	329,822	334,806
Non-controlling interests	—	3,761

Total Equity	329,822	338,567

Total Liabilities and Equity	$450,002	$454,563

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Share and Per Share Data)

	Years Ended December 31,
	2011	2010	2009
Revenue	$418,134	$430,632	$452,325
Cost of revenue	321,350	298,259	303,789

Gross profit	96,784	132,373	148,536

Operating Expenses:
Research and development expense	28,149	20,775	15,151
Selling, general and administrative expense	56,810	53,297	53,079

Total operating expenses	84,959	74,072	68,230

Operating income	11,825	58,301	80,306
Other (expense) income, net	(294)	1,542	4,615
Interest income	1,836	900	420
Interest expense	(1,047)	(903)	(2,329)

Income from operations before income taxes, equity share in income of unconsolidated affiliates, and non-controlling interest	12,320	59,840	83,012
Equity share in income of unconsolidated affiliates, net	—	—	852
Income tax expense	(7,058)	(19,556)	(34,023)

Net income	5,262	40,284	49,841
Less: net income attributed to non-controlling interests	(94)	(582)	(2)

Net income attributable to Fuel Systems	$5,168	$39,702	$49,839

Net income per share attributable to Fuel Systems:
Basic	$0.26	$2.24	$2.96

Diluted	$0.26	$2.23	$2.95

Number of shares used in per share calculation
Basic	19,972,969	17,725,049	16,847,439

Diluted	20,004,236	17,807,330	16,922,971

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Fuel Systems Stockholders’ Equity						Non- controlling Interest	Total Equity	Fuel Systems	Total
	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2008	15,749,783	$16	$220,270	$(1,399)	$(79,354)	$14,422	$2	$153,957	$16,081	$15,924

Net income	—	—	—	—	49,841	—	(2)	49,839	$49,841	49,839
Foreign currency translation adjustment	—	—	—	—	—	1,328	—	1,328	1,328	1,328
Issuance of common stock upon exercise of stock options	24,000	—	263	—	—	—	—	263	—	—
Issuance of common stock relating to acquisition of TA	322,800	—	9,047	827	—	—	—	9,874	—	—
Issuance of common stock	1,500,000	2	27,718	—	—	—	—	27,720	—	—
Issuance and vesting of restricted common stock, net of shares withheld for employee taxes	13,738	—	329	(62)	—	—	—	267	—	—
Shares held in trust for deferred compensation plan, at cost	—	—	—	(20)	—	—	—	(20)	—	—

Balance, December 31, 2009	17,610,321	$18	$257,627	$(654)	$(29,513)	$15,750	$—	$243,228	$51,169	$51,167

Net income	—	—	—	—	39,702	—	582	40,284	$39,702	$40,284
Foreign currency translation adjustment	—	—	—	—	—	(13,513)	(156)	(13,669)	(13,513)	(13,669)
Issuance of common stock upon exercise of stock options	3,350	—	29	—	—	—	—	29	—	—
Issuance of common stock	2,300,000	2	64,850	—	—	—	—	64,852	—	—
Issuance and vesting of restricted stock, net of shares withheld for employee tax	7,546	—	442	(91)	—	—	—	351	—	—
Dividends declared by MTE	—	—	—	—	—	—	(723)	(723)	—	—
Change of control in MTE	—	—	—	—	—	—	4,058	4,058	—	—
Shares held in trust for deferred compensation plan, at cost	—	—	—	157	—	—	—	157	—	—

Balance, December 31, 2010	19,921,217	$20	$322,948	$(588)	$10,189	$2,237	$3,761	$338,567	$26,189	$26,615

Net income	—	—	—	—	5,168	—	94	5,262	$5,168	$5,262
Purchase of remaining shares from non-controlling interest	—	—	(6,940)	—	—	—	(4,156)	(11,096)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(5,901)	301	(5,600)	(5,901)	(5,600)
Issuance of common stock relating to acquisition of Natural Drive	52,317	—	1,464	—	—	—	—	1,464	—	—
Issuance and vesting of restricted common stock relating to acquisition of Evotek	29,736	—	1,000	—	—	—	—	1,000	—	—
Issuance of common stock upon exercise of stock options	2,500	—	16	—	—	—	—	16	—	—
Issuance and vesting of restricted stock, net of shares withheld for employee tax	8,295	—	144	65	—	—	—	209	—	—

Balance, December 31, 2011	20,014,065	$20	$318,632	$(523)	$15,357	$(3,664)	$—	$329,822	$(733)	$(338)

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except Share and Per Share Data)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:

Net income	$5,262	$40,284	$49,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	10,688	9,035	8,087
Amortization of intangibles arising from acquisitions	8,225	5,288	4,108
Provision for doubtful accounts	641	1,317	567
Write down of inventory	3,148	4,020	9,596
Provision for loan to unconsolidated affiliate	—	—	343
Equity share in income of unconsolidated affiliates	—	—	(852)
Gain on Acquisition	—	—	(1,422)
Realized foreign exchange loss on subsidiary liquidation	417	—	—
Unrealized loss (gain) on foreign exchange transactions	46	(1,427)	(1,541)
Compensation expense related to stock option and restricted stock grants	1,241	442	329
Loss on disposal of equipment and leasehold improvement	505	1,157	357
Dividends from unconsolidated affiliates	—	—	196
Reduction of contingent consideration	(1,661)	—	—
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(7,499)	58,470	(51,366)
(Increase) decrease in inventories	(22,133)	(453)	17,319
Decrease (increase) in other current assets	3,272	(8,127)	(977)
Decrease (increase) in other assets	333	338	(1,131)
Increase (decrease) in accounts payable	9,167	(23,437)	(789)
(Decrease) increase in income taxes payable	(648)	(10,423)	5,522
(Decrease) increase in accrued expenses	(224)	(5,150)	451
Decrease (increase) in deferred income taxes, net	824	(1,519)	(3,943)
(Decrease) increase in long-term liabilities	(307)	(621)	759
Receivables from/payables to related party, net	(849)	(2,488)	(2,753)

Net cash provided by operating activities	10,448	66,706	32,701

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(12,130)	(28,043)	(12,928)
Acquisitions, net of cash acquired	(13,441)	(11,643)	(29,209)
Investment in joint venture	(33)	—	—
Amount in restricted cash for redemption of non-controlling interest	(2,882)	—	—
Amount in escrow for contingent consideration	—	(4,000)	—
Controlling interest in previously unconsolidated affiliates	—	1,044	—
Proceeds from sale of assets	500	826	228

Net cash used in investing activities	(27,986)	(41,816)	(41,909)

Cash flows from financing activities:
Increase (decrease) in callable revolving lines of credit, net	1,830	(2,150)	(156)
Proceeds from revolving lines of credit	—	14,500	—
Payments of revolving lines of credit	—	(14,500)	—
Proceeds from term loans and other loans	—	464	19,757
Payments on term loans and other loans	(4,083)	(3,762)	(18,036)
Acquisition of non-controlling interest	(7,498)	—	—
Proceeds from issuance of common stock, net of expense of $4.1 and $2.3 million in 2010 and 2009, respectively	—	64,852	27,720
Payments of capital lease obligations	(199)	(296)	(358)
Proceeds (purchase) of common shares held in trust, net	—	157	(20)
Dividends issued by consolidated affiliates	—	(241)	—
Proceeds from exercise of stock options	16	29	248

Net cash (used in) provided by financing activities	(9,934)	59,053	29,155

Net (decrease) increase in cash and cash equivalents	(27,472)	83,943	19,947
Effect of exchange rate changes on cash	(563)	(5,687)	95
Net (decrease) increase in cash and cash equivalents	(28,035)	78,256	20,042
Cash and cash equivalents at beginning of period	124,775	46,519	26,477

Cash and cash equivalents at end of period	96,740	$124,775	$46,519

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

(c) Cash and cash equivalents—The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

(d) Restricted cash—The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. Amounts restricted for longer than twelve months are classified as other assets. When the restrictions are no longer in place, the amounts are reclassified to cash and cash equivalents. At December 31, 2011 restricted cash balance was $2.9 million included in other current assets (see Note 10). At December 31, 2011 and 2010 restricted cash balance was $0.5 million and $0.4 million, respectively, and included in other assets.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

(g) Intangibles—Intangible assets, including goodwill, are recorded based on the excess of the acquisition cost over the fair value of amounts assigned to tangible assets and liabilities.

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of the Company’s reporting units. The Company compares the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, the Company revalues all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the net assets including goodwill, impairment has occurred. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment has occurred. The Company’s estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from the Company’s annual long-range planning process. The Company also makes estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors.

The Company evaluates the useful lives of other intangible assets, mainly existing technology, trade name, and customer relationships to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

(n) Stock based compensation—The Company’s stock-based compensation programs consist of restricted stock and stock options issued to employees and non-employee directors. The Company recognizes compensation expense for all stock-based payment arrangements, over the requisite service period of the award. For stock options, the Company determines the grant date fair value using the Black-Scholes option-pricing model, which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and risk-free interest rates. For restricted stock the Company determines the fair value based on the fair market values of the underlying stock on the dates of grant.

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

(p) Foreign currency translation—Assets and liabilities of the Company’s consolidated foreign subsidiaries are generally translated at period-end exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as foreign currency

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

components of other comprehensive income (loss) in equity. The results and financial condition of the Company’s international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar. The functional currency for each of the Company’s international subsidiaries is the local currency of the subsidiary. An increase in the value of the U.S. dollar increases the costs incurred by the subsidiaries because a significant portion of the Company’s international subsidiaries’ inventory purchases are U.S. dollar denominated. The Company seeks to manage its foreign currency economic risk by minimizing its U.S. dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries. The Company generally recognizes foreign exchange gains and losses on the consolidated statement of operations for intercompany balances that are denominated in currencies other than the reporting currency. In the event that the Company determines that intercompany balances between the Company and its subsidiary will not be settled in the foreseeable future, the foreign exchange gains and losses are deferred as part of the cumulative translation adjustment on the consolidated balance sheet.

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

(q) Financial instruments—At December 31, 2011 and 2010, the fair value of the Company’s term loans and related party receivables approximated carrying value. The estimated fair values of the Company’s financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts. The fair value of current financial assets, current liabilities, and other assets are estimated to be equal to their carrying amounts.

(r) Comprehensive income—The Company presents comprehensive income in the consolidated statements of stockholders’ equity. Comprehensive income includes, in addition to net income, changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of equity on the consolidated balance sheet. Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating its impact on the financial statements and disclosures.

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating its impact on the financial statements and disclosures.

3. Acquisitions

Acquisition of Alternative Fuel Systems (2004) Inc.

On May 31, 2011, through its wholly owned subsidiary IMPCO Technologies, Inc. (“IMPCO US”), the Company acquired Alternative Fuel Systems (2004) Inc. (“AFS”), a developer and marketer of fuel management systems that enable internal combustion engines to operate on compressed natural gas. The aggregate purchase price for 100% of the equity of AFS was approximately $8.9 million in cash, net of cash acquired of approximately $0.7 million.

The results of operations of AFS have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated as follows (in thousands):

Inventory	$1,300
Other tangible assets	1,291
Intangible assets subject to amortization	2,110
Goodwill	5,225

Total assets acquired	9,926
Less: total liabilities	(985)

Total net assets recorded	$8,941

Of the $2.1 million of acquired intangible assets, $1.4 million relates to customer relationships with a useful life of approximately 7 years, $0.4 million to developed technology with a useful life of 6 years and $0.3 million to trademarks with a useful life of 6 years. The international presence of AFS specifically in the Asia automotive market as well as the ability to incorporate their products into the Company’s existing supply chain, were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $5.2 million. The acquired goodwill is deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed.

The Company has determined that the acquisition of AFS was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Acquisition of NaturalDrive Partners LLC

On April 18, 2011, through its wholly owned subsidiary IMPCO US, the Company completed the purchase of NaturalDrive, a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The transaction is valued at $6.0 million, comprised of $4.5 million in cash and $1.5 million of Fuel Systems’ stock paid at closing. More

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

specifically, the Company issued 52,317 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The transaction also includes provisions for earn-out payments totaling up to $6.75 million in the form of Fuel Systems stock, which would be payable during the three years following closing based upon achievement of business volume and general milestones. The earn-out will be paid in three equal installments of $1.5 million no later than 90 days after the end of each yearly period ending in March 2012, March 2013, and March 2014 if specified target customer volumes for the year are achieved, and reasonable progress is made on the general milestones. In the case the earn-out for a specific period is determined to be payable in accordance with the aforementioned target customer volumes and additional GM value thresholds are met for the same period, the earn-out shares for the applicable period will be multiplied by a factor of 1.5 for purposes of determining the number of earn-out shares payable. The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $6.75 million. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, contemplating various scenarios for the earnout levels, with probability ranging from approximately 10% to approximately 60%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects the Company’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.0% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which we believe is appropriate and representative of a market participant assumption once considered the earnout conditions. As of the closing date of the acquisition, the NaturalDrive contingent consideration was assigned a fair value of approximately $1.4 million (see Note 14). Changes to the fair value of the contingent consideration are determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. The Company believes that the model used in the determination of the fair value of the NaturalDrive contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue, and other factors.

The results of operations of NaturalDrive have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated as follows (in thousands):

Total tangible assets	$68
Intangible assets subject to amortization	5,650
Goodwill	1,694

Total assets acquired	7,412
Less: total liabilities	(1,448)

Total net assets recorded	$5,964

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company has determined that the acquisition of NaturalDrive was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Acquisition of Evotek LLC

On September 22, 2010, the Company acquired Evotek LLC (“Evotek”), an alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The aggregate purchase price for 100% of the equity of Evotek was approximately $4.0 million in cash. In addition, the Company issued 89,207 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The 89,207 shares of common stock are in escrow and will be released in three equal annual installments upon achievement of certain product development milestones. The Evotek contingent consideration (shares held in escrow) with a value of $3 million will be recognized as stock based compensation expense (with a debit to research and development and a credit to additional paid-in capital), over the earn-out period provided generally that such former Evotek employee is an employee of the Company at the time the acquisition-related contingent consideration is earned. The results of operations of Evotek have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated as follows: $3.7 million to existing technology with an estimated useful life of 7 years and approximately $0.1 million to net tangible assets. As with the PCI acquisition, the continued development of the U.S. alternative fuel market as well as potential legislative changes impacting this market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $0.2 million. The acquired goodwill is deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed.

The Company has determined that the acquisition of Evotek was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Acquisition of Productive Concepts International LLC

On September 2, 2010, the Company acquired Productive Concepts International LLC’s alternative fuel vehicle business (“PCI”) for an estimated transaction value of approximately $13.0 million including $975,000 in assumed debt. Based in Union City, Indiana, PCI is a specialized vehicle modification and value-added systems integrator for a variety of alternative fuel applications including hybrid, CNG, propane and dual-fuel diesel. The Company paid $7.7 million at closing, with an additional cash payment of $4.0 million payable due upon the achievement of a system installation volume milestone prior to December 31, 2011. Further performance payments of up to $20 million in Fuel Systems Solutions stock may be made in the future based on the achievement of 2011 and 2012 revenue targets (see Note 14). The first performance payment of $10.0 million was expected to be paid no later than 90 days after the end of calendar year 2011 if revenue is greater than $45 million for 2011. The second performance payment of $10.0 million is expected to be paid no later than 90 days after the end of calendar year 2012 if revenue is greater than $65.0 million for 2012. The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $20.0 million. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Changes to the fair value of the contingent consideration are determined each period and charged to expense in the Consolidated

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Statements of Operations under operating expenses. As of the closing date of the acquisition, the PCI contingent consideration was assigned a preliminary fair value of approximately $5.1 million, of which $4.0 million was in escrow and classified in other current assets in the Condensed Consolidated Balance Sheet at December 31, 2010. The results of operations of PCI have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated as follows (in thousands):

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

Acquisition of Teleflex Incorporated’s Power Systems Business

On July 19, 2009, the Company entered into an equity interest purchase agreement (the “Equity Interest Purchase Agreement”) through which Fuel Systems agreed to acquire Teleflex Incorporated’s Power Systems business (the “Power Systems Business”). On August 4, 2009, the Company completed the acquisition of the Power Systems Business for $14.6 million in an all cash transaction ($15.0 million less $0.4 million of cash acquired). The Power Systems Business operates in Canada, the Netherlands and Italy and manufactures alternative fuel components and systems for transportation and industrial applications as well as auxiliary power systems for the truck and rail markets. The Company acquired the equity interests of the Power Systems Business companies and partnerships, including Teleflex Ecotrans Technologies Inc. and Teleflex GFI Control Systems, Inc. The results of operations of the Power Systems Business have been included in the accompanying consolidated statement of operations from the date of the acquisition within the IMPCO operating segment. The total amount of revenues and losses of the Teleflex Power Systems Business since the acquisition date that have been included in the consolidated income statement for the year ended December 31, 2009 was $18.8 million and $2.1 million respectively.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Pro forma Information Related To Acquisition of the Power Systems Business (Unaudited)

The following unaudited supplemental pro forma consolidated summary operating data for 2009 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations for the years ended December 31, 2009 to give effect to the 2009 acquisition of the Power Systems Business as if it had occurred at the beginning of the period presented below.

For the year ended December 31,
2009
Revenue	$495,712
Operating income	$79,848
Net income attributable to Fuel Systems	$49,333
Net income per share attributable to Fuel Systems:
Basic	$2.93
Diluted	$2.92

This unaudited pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations that would have occurred if the acquisition had been completed on the dates set forth above, nor is it necessarily indicative of the future operating results.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

This acquisition qualified as a step acquisition which occurs when a shareholder obtains control over an entity by acquiring an additional interest in that entity. Under the appropriate FASB issued authoritative guidance, the previously held equity interest was remeasured to fair value at the date of the acquisition. Any difference between the carrying value and the fair value of the previously held equity interest is recognized as a gain or loss in the income statement. The Company calculated the difference to be approximately a $1.4 million gain, which is included in other income (expense), net for the year ended December 31, 2009. Under current accounting guidance adopted on January 1, 2009, this gain is no longer considered extraordinary. The Company has determined that the acquisition of the remaining 50% of WMTM was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

Acquisition of Distribuidora Shopping S.A.

On January 15, 2009, the Company completed its acquisition of Distribuidora Shopping S.A. and its subsidiary Tomasetto Achille S.A. (“Distribuidora Shopping”) from Carlo Evi and Susana Iallonardi (collectively, the “Sellers “). Distribuidora Shopping is headquartered in Argentina and, operating under the brand name Tomasetto Achille, manufactures, imports, exports and markets natural gas kits for vehicles. This acquisition reinforces the Company’s natural gas vehicle product lines and expands its global manufacturing and distribution footprint. A portion of the funds that the Company used in the acquisition was provided according to the terms of the financing agreement between the Company and Banca IMI S.p.A. and Intesa SanPaolo S.p.A. dated December 22, 2008 (see Note 9). Since this acquisition was accounted for under the FASB authoritative guidance for Business Combinations, which requires the acquisition costs to be expensed, the Company expensed in selling general and administrative in 2008 acquisition related costs of approximately $0.8 million incurred through December 31, 2008. During the year ended December 31, 2009, acquisition related costs of approximately $0.3 million were expensed in selling general and administrative expense as incurred. The results of operations of Distribuidora Shopping have been included in the accompanying consolidated statements of operations from the date of the acquisition within the BRC operating segment. The total amount of revenues and

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

net loss of Distribuidora Shopping since the acquisition date that have been included in the consolidated income statement for the year ended December 31, 2009 was approximately $20.0 million and less than $0.1 million, respectively.

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

Of the aggregate purchase price of $17.5 million, the Company paid $7.6 million in cash and Fuel Systems issued 322,800 shares of common stock with a value of $9.9 million on the closing date to the Sellers in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The fair value of the common stock was determined in accordance with authoritative guidance to be the closing price on that day. Of the 322,800 shares of Fuel Systems common stock issued to Sellers in the private placement, 39,868 shares were issued from treasury stock with a historical cost basis of $0.8 million (see Note 10). In addition, of the 322,800 shares, 129,120 shares will remain in escrow for up to six years in order to cover unknown or contingent liabilities of Distribuidora Shopping and to satisfy any claims for indemnification that the Company may have against the Sellers during that time. The Company’s losses will not be limited to the value of the escrow shares, but the Company must deplete the escrow shares before seeking any amount in cash from the Sellers. Subject to certain limitations, the Sellers’ maximum liability for indemnification obligations is $8.2 million.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

	As of December 31,
	2011	2010
Raw materials and parts	$54,247	$45,172
Work-in-process	2,733	841
Finished goods	43,711	36,308
Inventory on consignment	2,691	3,533

Total inventories	$103,382	$85,854

5. Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of December 31,
	2011	2010
Dies, molds, and patterns	$5,310	$5,090
Machinery and equipment	60,269	56,748
Office furnishings and equipment	16,118	14,596
Automobiles and trucks	4,398	4,024
Leasehold improvements	20,687	17,433

Total equipment and leasehold improvements	106,782	97,891
Less: accumulated depreciation	(47,731)	(38,238)

Equipment and leasehold improvements, net of accumulated depreciation	$59,051	$59,653

Depreciation expense related to equipment and leasehold improvements was $10.7 million, $9.0 million, and $8.1 million in 2011, 2010, and 2009, respectively.

Machinery and equipment includes property under capital leases of approximately $0.6 million and $0.8 million at December 31, 2011 and 2010, respectively, with related accumulated depreciation of $0.3 million and $0.4 million at December 31, 2011 and 2010, respectively.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

6. Goodwill and Intangibles

The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	BRC Operations	IMPCO Operations	Total
Net balance as of December 31, 2009	$45,412	$8,797	$54,209

New acquisitions	—	3,641	3,641
Adjustments to purchase accounting	—	(927)	(927)
Currency translation as of December 31, 2010	(3,126)	18	(3,108)

Goodwill, gross	$45,899	$14,362	$60,261
Accumulated impairment losses	(3,613)	(2,833)	(6,446)

Net balance as of December 31, 2010	$42,286	$11,529	$53,815

New acquisitions	—	6,919	6,919
Adjustments to purchase accounting	—	(45)	(45)
Currency translation as of December 31, 2011	(1,068)	(653)	(1,721)

Goodwill, gross	$44,748	$20,583	$65,331
Accumulated impairment losses	(3,530)	(2,833)	(6,363)

Net balance as of December 31, 2011	$41,218	$17,750	$58,968

The annual reviews performed as of December 31 for each of the years ended 2011, 2010 and 2009 resulted in no impairment to goodwill.

At December 31, 2011 and 2010, intangible assets consisted of the following (in thousands):

	WT. Average Remaining Amortization Period (in years)	As of December 31, 2011			As of December 31, 2010
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	6.6	$26,828	$(13,461)	$13,367	$22,389	$(10,233)	$12,156
Customer relationships	8.8	21,760	(8,717)	13,043	20,238	(5,325)	14,913
Trade name	7.0	4,317	(1,700)	2,617	4,146	(1,323)	2,823
Non-compete agreements	2.9	1,271	(876)	395	1,041	(648)	393

Total		$54,176	$(24,754)	$29,422	$47,814	$(17,529)	$30,285

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

Amortization expense related to existing technology and customer relationships of $7.5 million, $4.7 million, and $3.9 million for the years ended December 31, 2011, 2010, and 2009, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements for the years ended December 31, 2011, 2010, and 2009 was $0.7 million, $0.6 million, and $0.6 million, respectively, and is reported as a component of operating expense.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Amortization expense as of December 31, 2011 for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
2012	$6,241
2013	5,296
2014	4,732
2015	4,175
2016	3,259
Thereafter	5,719

$29,422

7. Accrued Expenses

The following table details the components of accrued expenses as of December 31, 2011 and 2010 (in thousands):

	As of December 31,
	2011	2010
Accrued warranty	$10,425	$12,376
Accrued payroll obligations	12,161	13,482
Accrued other	13,644	12,070

	$36,230	$37,928

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability during the years ended December 31, 2011, 2010, and 2009 are as follows (in thousands):

	Years Ended December 31,
Warranty reserve for the period ended:	2011	2010	2009
Balance at beginning of period	$12,376	$15,182	$4,224
Additions from acquisitions	60	—	9,178
Provisions charged to costs and expenses	4,017	6,025	5,235
Settlements and other adjustments	(5,970)	(8,577)	(3,939)
Effect of foreign currency translation	(58)	(254)	484

Balance at end of period	$10,425	$12,376	$15,182

8. Income Taxes

Income (loss) before income taxes, equity share in income of unconsolidated affiliates, and non-controlling interests for U.S. and foreign-based operations is shown below (in thousands):

	Years Ended December 31,
	2011	2010	2009
U.S.	$(9,755)	$4,625	$(12,395)
Foreign	22,075	55,215	95,407

Income from operations before income taxes, equity share in income of unconsolidated affiliates, and non-controlling interests	$12,320	$59,840	$83,012

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$(136)	$648
State	(183)	283	16
Foreign	6,417	20,928	37,302

	6,234	21,075	37,966

Deferred:
Federal and state	(3,203)	2,054	(4,936)
Foreign	305	(3,228)	(4,008)
Change in valuation allowance	3,722	(345)	5,001

	824	(1,519)	(3,943)

Total provision for income taxes	$7,058	$19,556	$34,023

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	At December 31,
	2011	2010
Deferred Tax Assets:
Federal and State NOL Carryovers	$27,332	$24,847
Foreign NOL and credit Carryovers	6,697	7,494
Reserves and Accruals	7,685	8,287
Other, net	5,923	4,330
Valuation allowance	(40,427)	(36,705)

Total Deferred Tax Asset	7,210	8,253

Fixed assets and intangibles	(4,322)	(4,265)

Net deferred Tax Asset (Liability)	$2,888	$3,988

Total Deferred assets	$6,875	$8,886
Less: Deferred tax assets, current	6,512	8,551

Net Deferred assets—noncurrent	$363	$335

Deferred tax liabilities	$(3,987)	$(4,898)
Less: deferred tax liabilities, current	(82)	(770)

Net deferred tax liabilities—noncurrent	$(3,905)	$(4,128)

Based upon the substantial net operating loss carryovers and a recent history of losses incurred in certain jurisdictions, management cannot conclude that it is more likely than not that the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized. Accordingly, a valuation allowance has been recorded to offset these amounts. The balance of the total valuation allowance was $40.4 million and $36.7 million as of December 31, 2011 and 2010, respectively. In addition, the Company expects to provide a full valuation allowance on substantially all of its net deferred tax assets in the U.S. and certain foreign jurisdictions until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company has federal net operating loss carryforwards of approximately $76.1 million that expire between 2020 and 2031. The Company also has California net operating loss carryforwards of approximately $62.1 million that expire between 2016 and 2031. By law, California net operating loss carryforwards may not be utilized in 2010 and 2011. The Company has net operating loss carryforwards in foreign jurisdictions of approximately $14.3 million that begin to expire in 2014. The Company also has research and development credit carryforwards for state income tax purposes of approximately $4.1 million, which do not expire for tax reporting purposes. The Company also has $0.2 million of U.S. foreign tax credits that begin to expire in 2017. The Company has tax credits in foreign jurisdictions of $2.4 million that begin to expire in 2022.

Not included in the deferred tax assets as of December 31, 2011 is approximately $1.9 million of excess tax benefits related to employee stock compensation. If and when realized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital, rather than a reduction of the income tax provision.

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

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is based on the consolidated income from operations before income taxes, equity share in income of unconsolidated affiliates, non-controlling interests and extraordinary gain as follows:

	Years Ended December 31,
	2011	2010	2009
Federal statutory income tax rate	34.0%	34.0%	34.0%
Permanent differences	2.4	—	—
Residual U.S. tax on deemed dividend from foreign subsidiaries	—	0.1	—
State tax, net of federal benefit	(2.3)	0.3	(0.5)
Foreign tax rate differential	(4.8)	(2.3)	2.0
True up of deferred tax assets	(1.5)	0.9	—
Valuation Allowance	30.2	(0.6)	6.0
Other	(0.7)	0.3	(0.5)

Effective tax rate	57.3%	32.7%	41.0%

As of December 31, 2011, undistributed earnings, except with respect to a portion of undistributed earnings from BRC, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Upon distributions of earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The Company has accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. It is not practical to determine the income tax impact in the event the Company repatriated undistributed foreign earnings that are considered indefinitely reinvested.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2011, approximately $1.5 million in foreign withholding taxes was accrued related to undistributed earnings not considered reinvested. Residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $30.0 million of earnings of BRC. This amount was deemed to be a constructive dividend creating taxable income for U.S. income tax purposes; upon distribution of earnings in the form of dividend, or otherwise, in excess of these amounts, the Company may be subject to United States income taxes. In addition, the Company would be subject to withholding taxes payable to various foreign countries.

As of December 31, 2011 and 2010, the Company had approximately $7.3 million and $7.0 million, respectively, of unrecognized tax benefits.

The following table summarizes the activities related to the unrecognized tax benefits:

	At December 31,
	2011	2010	2009
Beginning Balance	$7,048	$6,655	$6,637
Increases related to prior year tax positions	291	484	80
Increases related to current year tax positions	—	—	82
Settlement of prior year uncertain tax position	—	(91)	—
Expiration of the statute of limitations for the assessment of taxes	(26)	—	(144)

Ending Balance	$7,313	$7,048	$6,655

Approximately $0.3 million of the Company’s unrecognized tax benefits at December 31, 2011 will reduce the Company’s annual effective tax rate if recognized. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the additional amount that would affect the effective tax rate is approximately $5.5 million. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and in various foreign and state jurisdictions with varying statues of limitations. The Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2006 and is no longer subject to tax examinations for significant foreign jurisdictions for years prior to 2006. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expenses. During 2011, there were no interest expense and penalties recorded in income tax expense, and at December 31, 2011, there was less than $0.1 million of accrued interest and penalties associated with uncertain tax positions.

9. Debt

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of December 31, 2011	December 31, 2011	December 31, 2010
(a) Revolving lines of credit—Italy and Argentina	$10,397	$2,513	$751
(b) Revolving line of credit—USA.	13,000	—	—
(c) Term loan—Intesa SanPaolo S.p.A.	—	1,418	2,837
(d) Term loan—Banca IMI S.p.A and Intesa SanPaolo S.p.A.	—	5,395	7,731
(e) Other indebtedness	—	739	1,075

	$23,397	10,065	12,394
Less: current portion		6,367	4,823

Non-current portion		$3,698	$7,571

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

The debt is scheduled to be repaid as follows (in thousands):

5 year debt payout:
2012	$6,367
2013	2,305
2014	1,159
2015	55
2016	57
Thereafter	122

Total	$10,065

At December 31, 2011, the Company’s weighted average interest rate on outstanding debt was 3.6%. The Company is party to numerous significant credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at December 31, 2011.

(a) Revolving Lines of Credit—Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $7.1 million, which is unsecured, and $2.0 million that is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 2.4% to 5.4% as of December 31, 2011. At December 31, 2011 and 2010 there were no balances outstanding, respectively.

The revolving lines of credit in Argentina, assumed in connection with the acquisition of Distribuidora Shopping, consist of two lines for a total amount of availability of approximately $3.8 million. These lines are unsecured with approximately $2.5 million and $0.8 million outstanding at December 31, 2011 and December 31, 2010, respectively. At December 31, 2011, the interest rates for the lines of credit in Argentina ranged from 3.4% to 22.5%.

All lines are callable on demand.

(b) Revolving Line of Credit—USA

As of December 31, 2011, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At December 31, 2011 and December 31, 2010, there were no balances outstanding, respectively. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount The line of credit contains quarterly covenants which began September 30, 2009, and which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to us or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At December 31, 2011, the Company was in compliance with these covenants.

(c) Term Loan—Intesa SanPaolo S.p.A.

On June 26, 2007, BRC S.r.L (“BRC”), a subsidiary of the Company that was merged into MTM during 2011, entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy in which BRC received €5.0 million (approximately $6.5 million). The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 2.0% and 1.6% at December 31, 2011 and December 31, 2010, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At December 31, 2011 and December 31, 2010, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.8% and 2.4% at December 31, 2011 and December 31, 2010, respectively. At December 31, 2011 and December 31, 2010, the amount outstanding was $1.4 million and $2.8 million, respectively.

(d) Term Loan—Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM S.r.L. (“MTM”), a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $19.4 million) to be used for the acquisition of Distribuidora Shopping (see Note 3) as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $5.4 million and $7.7 million were outstanding on this financing agreement as of December 31, 2011 and December 31, 2010, respectively. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants which began June 30, 2009, and which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At December 31, 2011, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits at our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 2.7% to 3.0%.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

10. Equity

(a) Purchase of remaining 50% interest in MTE S.r.l.

On June 1, 2011, the Company purchased the remaining 50% ownership interest in MTE S.r.l. (“MTE”), for €7.5 million (approximately $10.4 million), of which €5.3 million (approximately $7.5 million), was paid on the closing date, with the remaining balance of €2.2 million (approximately $2.9 million) classified as restricted cash in Other Current Assets at December 31, 2011 as a guarantee towards possible indemnification obligations of the seller until its payment, which was subsequently paid on January 15, 2012 in accordance with the terms of the agreement. Further performance payments of up to €1.0 million (approximately $1.3 million) in cash may be made no later than 5 days after May 31, 2014 based on the achievement of 2012 and 2013 gross profit targets (see Note 14). The range of undiscounted amounts we may be required to pay for these earnout payments is between $0.0 and $1.3 million (€0.0 to €1.0 million). In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. As of the closing date of the transaction, the MTE contingent consideration was assigned a fair value of approximately $0.4 million (see Note 14).

In February 2010, the Board of Directors of MTE, an equity investee of the Company, added two additional members that were related to the Company. As a result, the Company indirectly controlled the Board of Directors of MTE. Based upon the change of control over MTE, the Company began consolidating the results of MTE during the first quarter of 2010.

As the Company previously had control of MTE prior to this transaction and the results of MTE were consolidated within the BRC operation segment, the excess purchase price of the remaining 50% over the non-controlling interest is recorded to additional paid in capital.

(b) Capital Transactions

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

(c) Shares Held in Treasury

The Company matched employee contributions to its non-qualified deferred compensation plan (see Note 14) up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market. These shares are carried at cost and classified as a deduction of equity. At December 31, 2011 and 2010, the Company had recorded approximately $0.1 million for the deferred compensation plan.

As of December 31, 2011, the Company also had 16,055 shares held in treasury with a value of approximately $0.4 million, of which 9,223 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised, 2,569 shares came from the surrender of shares tendered for the exercise price in lieu of cash for the exercise of warrants, and 4,263 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock. As of December 31, 2010, the Company also had 18,545 shares held in treasury with a value of approximately $0.5 million, of which 9,223 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised, 2,569 shares came from the surrender of shares tendered for the exercise price in lieu of cash for the exercise of warrants, and 6,753 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock.

As part of the acquisition of Distribuidora Shopping (see Note 3), 39,868 shares previously held in treasury were issued to the sellers with a historical cost basis of $0.8 million.

11. Stock-Based Compensation

The Company has four stock option plans that provided for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. In December 2011, the Company’s Board of Directors approved, subject to shareholders’ approval, the 2011 Stock Option Plan, which would provide the Company an additional 300,000 options for issuance. Under this plan, the Company’s Board of Directors granted 62,500 options, however, the options are not considered outstanding until the plan is approved by the shareholders. No options were granted in 2010, and 2009. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Under the Company’s 2009 Restricted Stock Bonus Plan, which was approved by shareholders on August 27, 2009 and replaced the 2006 Incentive Bonus Plan, the Company’s Board of Directors may grant restricted stock to officers, employees and non-employee directors.

Stock-based compensation expense, including expense associated with shares in escrow pertaining to the Evotek acquisition (Note 3), for the years ended December 31, 2011, 2010, and 2009 was allocated as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$6	$29	$39
Research and development expense	1,008	276	45
Selling, general and administrative expense	227	137	245

	$1,241	$442	$329

Excess tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options are recorded as an increase to additional paid-in capital if and when

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

realized. The Company did not record any excess tax benefits in the years ended December 31, 2011, 2010, and 2009 because, due to the net operating loss carryforward position for United States income tax purposes, the Company has not realized excess tax benefits.

Stock-Based Compensation Activity—Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares. The following table displays stock option activity including the weighted average stock option prices for 2011 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and vested at December 31, 2010	62,750	$11.28	2.7 yrs	$1,136
Exercised	(2,500)	6.60
Forfeited	(2,500)	16.02

Outstanding and vested at December 31, 2011	57,750	$11.28	1.8 yrs	$304

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period. During the years ended December 31, 2011, 2010, and 2009, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $44,000, $77,000, and $0.8 million, respectively, determined as of the date of option exercise.

As of December 31, 2011, all stock options granted under the Company’s stock option plans had fully vested and as such, all compensation costs had been recognized. There were no options granted during the year ended December 31, 2011.

The following table sets forth summarized information with respect to stock options outstanding and exercisable at December 31, 2011:

	Outstanding and Exercisable at December 31, 2011
Exercise Price Range:	Number of Shares	Average Life (years)	Average Price
$6.01 to $9.00	16,500	1.3	$6.29
$9.01 to $12.00	23,125	2.4	11.40
$12.01 to $15.00	1,925	2.0	13.83
$15.01 to $20.00	16,200	1.5	15.89

	57,750	1.8	$11.28

Stock-Based Compensation Activity—Restricted Stock

The fair value of the shares of restricted stock that vested during 2011 was approximately $0.2 million. The following table details the restricted stock grants during the year ended December 31, 2011:

	Shares of Restricted Common Stock Granted
	May 18, 2011	December 14, 2011
New independent director	—	1,283
Continuing non-employee directors	7,542	—

Total issued	7,542	1,283

Grant date fair value per share	$23.88	$15.60

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

A summary of the unvested restricted stock awards as of December 31, 2011 and the changes during the year then ended are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	10,939	$21.10
Granted	8,825	22.68
Vested	(9,580)	21.65
Forfeited	(96)	10.89

Nonvested at December 31, 2011	10,088	$22.06

As of December 31, 2011, total unrecognized share-based compensation cost related to unvested restricted stock was $0.1 million, which is expected to be recognized over a weighted-average period of 1.8 year.

12. Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income attributable to Fuel Systems	$5,168	$39,702	$49,839

Denominator:
Denominator for basic earnings per share—weighted average number of shares	19,972,969	17,725,049	16,847,439
Effect of dilutive securities:
Employee stock options	30,845	45,026	52,627
Unvested restricted stock 54	422	12,570	22,905
Shares held in escrow	—	24,685	—

Dilutive potential common shares	20,004,236	17,807,330	16,922,971

Basic income per share:
Net income per share attributable to Fuel Systems	$0.26	$2.24	$2.96

Diluted income per share:
Net income per share attributable to Fuel Systems	$0.26	$2.23	$2.95

For the year ended December 31, 2011, 2010, and 2009 stock awards to purchase 86,122, 24,843, and 316 shares of common stocks, respectively, were excluded in the computation of diluted net income per share as the effect would be anti-dilutive.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

13. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the consolidated balance sheets at December 31, 2011 and 2010 representing related party transactions with the Company.

	As of
	December 31, 2011	December 31, 2010
Current Receivables with related parties:
TCN S.r.L. (a)	$7	$58
Erretre S.r.L. (b)	—	185
Bianco SPA (c)	295	—
Ningbo Topclean Mechanical Technology Co. Ltd. (h)	315	—
Others (j)	19	6
Current Receivables with JVs and related partners:
Rohan BRC (d)	4,693	3,335
Rohan LTD (e)	—	3
PDVSA Industrial S.A. (f)	5,646	3,727

	$10,975	$7,314

Non-Current Receivables with JVs and related partners:
Rohan BRC (d)	$842	$1,351

	$842	$1,351

Current Payables with related parties:
Europlast S.r.L. (a)	1,422	878
TCN S.r.L. (a)	1,434	855
TCN Vd S.r.L. (a)	1,244	745
A.R.S. Elettromeccanica (g)	516	134
Ningbo Topclean Mechanical Technology Co. Ltd. (h)	—	26
Erretre S.r.L. (b)	14	—
IMCOS Due S.r.L. (i)	7	18
Others (j)	43	33
Current Payable with JVs and related partners:
Rohan BRC (d)	—	1

	$4,680	$2,690

(a)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns, along with his brother, Pier Antonio Costamagna, 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L.
(b)	Erretre S.r.L. is 85% owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.
(c)	Bianco SPA is 66% owned by TCN S.r.L. and 24% owned by IMCOS Due S.r.L.
(d)	Rohan BRC is a joint venture which MTM owns 50% and is accounted for using the equity method.
(e)	Rohan LTD owns 50% of Rohan BRC.
(f)	PDVSA Industrial S.A. is a 70% owner of a joint venture (Sistemas De Conversion Del Alba, S.A.) with remaining 30% owned by the Company.
(g)	A.R.S. Elettromeccanica is owned by Biemmedue S.r.L., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

(h)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L.
(i)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., 100% of Biemmedue S.r.L., 100% of B.R. Co S.r.L., and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.
(j)	Include Biemmedue S.r.L. (see note (i) above), MTM Hydro S.r.L (see note (i) above), and Immobiliare IV Marzo (40% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna, and one employee of the Company).

	(in thousands) Years Ended December 31,
	2011		2010		2009
	Purchases	Sales	Purchases	Sales	Purchases	Sales
Related Party Company:
Europlast S.r.L.	$4,873	$35	$4,182	$4	$4,458	$41
Biemmedue S.r.L.	43	113	148	—	719	—
TCN S.r.L	3,943	67	3,336	—	4,750	—
TCN Vd S.r.L	3,306	—	2,181	120	1,647	—
A.R.S. Elettromeccanica	2,481	—	2,058	6	2,180	—
Ningbo Topclean Mechanical Technology	595	—	1,370	—	308	—
Bianco Spa	438	613	304	—	—	—
Erretre S.r.L.	147	—	—	185	—	—
Others	209	27	75	14	62	2
JVs and related partners:
Rohan LTD	—	—	—	264	—	2,861
Rohan BRC	1	10,119	—	4,011	—	—
PDVSA Industrial S.A.	—	7,314	—	10,293	—	5,434
MTE S.r.L.	—	—	—	—	7,254	5

	$16,036	$18,288	$13,654	$14,897	$21,378	$8,343

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon appraisals. These lease agreements begin to expire in 2012, with the last agreement ending in 2016. The Company paid IMCOS Due S.r.L. lease payments of $1.8 million, $1.7 million, and $1.6 million in 2011, 2010, and 2009, respectively. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of $0.2 million and $0.1 million in 2011 and 2010, respectively. The term of this lease reflects the fair market value of such property based upon an appraisal.

At December 31, 2011, an advance payment from PDVSA of $1.2 million is included in accrued expenses.

Other Transactions with Related Parties – Acquisitions

The Company acquired the remaining 50% of MTE as discussed in Note 10. One employee of the Company owned 20% of MTE. This employee received approximately $3.0 million (€2.1 million) at the closing of the

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

transaction. At December 31, 2011, the Company has approximately $3.0 million (€2.3 million) of the purchase price classified as a current liability, of which this employee is entitled to $1.2 million (€0.9 million).

Non-Current Receivable from Rohan BRC

In June 2009, the Company issued a three year approximate $0.8 million (€650,000) loan to Rohan BRC Gas Equipment Company (“Rohan BRC”). In March 2010, the Company issued an additional three year approximate $0.8 million (€650,000) loan to Rohan BRC.

As a result of accumulated losses at Rohan BRC, the Company’s original investment balance in Rohan BRC had been reduced to zero. In addition, the Company has been recognizing its proportionate share of Rohan BRC’s losses and recording these losses against the loan receivable. As of December 31, 2011 and 2010, the Company had recorded approximately $0.6 million and $0.4 million of losses against the loan receivable resulting in a net receivable balance of approximately $0.8 million and $1.4 million, respectively.

14. Commitments and Contingencies

(a) Leases

The Company has certain non-cancelable operating leases for facilities and equipment. Future minimum lease commitments under non-cancelable leases at December 31, 2011 are as follows (in thousands):

Years Ending December 31,	Third Party Obligations	Related Party Obligations(1)	Total Obligations
2012	$5,115	$2,555	$7,670
2013	4,399	2,420	6,819
2014	3,770	1,933	5,703
2015	3,251	1,132	4,383
2016	2,845	1,058	3,903
Thereafter	3,940	1,833	5,773

Total	$23,320	$10,931	$34,251

(1)	See Note 13

Total rental expense under the operating leases for 2011, 2010, and 2009 were approximately $8.4 million, $8.1 million, and $6.7 million, respectively, net of sublease payments of $0 in 2011, $0.3 million in 2010, and $0.2 million in 2009, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

(b) Contingencies

The Company is subject to certain claims that arise in the ordinary course of business. The Company is currently party to claims for wages brought by former DOEM temporary employees. The Company has accrued approximately $2.4 million (€1.8 million) and $1.2 million (€0.9 million) in relation with such claims at December 31, 2011 and 2010, respectively. The potential loss from claims brought by former DOEM temporary employees may exceed the amount accrued, however the Company is unable to reasonably estimate a range of possible additional losses due to significant uncertainties that currently exist.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

(c) Investment and Tax Savings Plan

The Company’s Investment and Tax Savings Plan (the “401(k) plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The 401(k) plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All U.S. employees who are at least age twenty-one or older are eligible to participate in the 401(k) plan immediately and can enter the 401(k) plan on the first day of each month. Eligible employees of the Company who elect to participate in the 401(k) plan may contribute into the plan not less than 1% or more than 15% of compensation. The Company’s matching contributions are discretionary and match elective salary deferrals up to 3.0% of compensation. Approximately 72% of eligible employees were enrolled in the 401(k) plan at December 31, 2011. The Company match was suspended in 2009 and restored in 2011. Employer contributions were $0.2, $0, and less than $0.1 million for 2011, 2010, and 2009, respectively.

(d) Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan whereby selected key employees and directors may elect to defer a portion of their compensation each year. This plan is administered by a third party plan administrator. Employee contributions are invested in mutual funds and consequently are considered to be traded instruments. The Company matches 50% of the employee contribution up to an annual maximum of $12,500. Participants in the plan are 25% vested in the amount of the Company matching contributions upon attaining two years of service, with an additional 25% vested for each additional year of service thereafter. The Company match was discontinued in 2009.

The cash contributed by the Company on the participant’s behalf has been invested in Company common stock acquired in the open market, which is carried at cost and classified as a deduction of equity in shares held in treasury on the consolidated balance sheet (see Note 10 for further discussion). The value of the Company’s common stock is calculated and recorded as a liability at market value and is classified as a long-term liability on the Company’s consolidated balance sheet. Any changes in the market value of the Company’s Common Stock are recorded in selling general and administrative expense. The Company includes the common stock of the plan in its computations of basic and diluted net income per share. The Company consolidates the assets of the deferred compensation plan as part of the Company’s assets at the end of each quarter, which are classified as long-term assets on the Company’s consolidated balance sheet. At December 31, 2011 and 2010, the assets under the plan, included in other assets, were $0.9 million and $1.0 million, respectively. At December 31, 2011 and 2010 the liabilities under the plan were $1.2 million and $1.5 million, respectively.

(e) Employment Agreements

Mariano Costamagna

Mariano Costamagna, the Chief Executive Officer of the Company and a member of our Board of Directors, has entered into an employment agreement with the Company that is effective from January 1, 2009 until December 31, 2012. Under this agreement, Mr. Costamagna will continue to serve as the Company’s Chief Executive Officer until December 31, 2012. Mr. Costamagna’s annual base salary will be $145,000 paid in U.S. dollars plus €335,000 paid in Euros. Mr. Costamagna will also be eligible for consideration for an annual bonus under the Company’s 2009 Restricted Stock Bonus Plan and will be eligible to participate in other general employee benefits the Company maintains for its employees.

If, during the term of Mr. Costamagna’s employment, the Company terminates his employment other than for “cause” or disability or if he resigns for “good reason,” the Company must pay him a severance payment of $5.0 million divided into five equal installments (the first of which is due on the 60th day following termination

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

(f) Severance Funds

Italian law requires companies to make a mandatory termination payment called the Trattamento di Fine Rapporto (“TFR”) to employees. It is paid, as a lump sum, when the employment ends for any reason such as retirement, resignation, or layoff. The severance indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration. There is no vesting period or funding requirement associated with the liability. The liability recorded in the consolidated balance sheet is the amount that the employee would be entitled to if employment ceases immediately. During 2011, 2010, and 2009, the Company had recorded approximately $2.1 million, for each period, in expense for TFR and has a long-term liability accrued in the amount of $4.6 million and $4.5 million as of December 31, 2011 and 2010, respectively. This liability for severance indemnities relates to the Company’s employees in Italy.

(g) Liability for Contingent Consideration

Liability for Contingent Consideration—MTE

In connection with the purchase of the remaining 50% interest in MTE, the Company may be required to pay up to $1.3 million (€1.0 million) in earnout payments upon achievement of 2012 and 2013 gross profit targets. The range of undiscounted amounts the Company may be required to pay for these earnout payments is between $0.0 and $1.3 million (€0.0 to €1.0 million). In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, with probability ranging from approximately 10% to approximately 40%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.1% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believes is appropriate and representative of a market participant assumption once the earnout conditions are considered. As of the closing date of the acquisition and as of December 31, 2011, the MTE contingent consideration was assigned a fair value of approximately $0.4 million. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the MTE contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, and alternative strategies that management may pursue and other factors.

Liability for Contingent Consideration—NaturalDrive

In connection with the NaturalDrive acquisition, the Company may be required to pay up to $6.75 million in earnout payments upon achievement of business volume and general milestones (see Note 3). The range of the

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $6.75 million. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, contemplating various scenarios for the earnout levels, with probability ranging from approximately 10% to approximately 60%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.0% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believes is appropriate and representative of a market participant assumption once the earnout conditions are considered. As of the closing date of the acquisition, the NaturalDrive contingent consideration was assigned a fair value of approximately $1.4 million. Changes to the fair value of the contingent consideration are determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the NaturalDrive contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, and alternative strategies that management may pursue and other factors.

During the fourth quarter of 2011, the estimated fair value of the NaturalDrive contingent consideration liability in connection with the achievement of business volume and general milestones for the yearly period ending March 2012 was reversed, primarily due to a reduction in the probability-weighted estimates based on updated forecast. The reduction in the fair value estimate resulted in a gain of approximately $0.5 million for the twelve months ended December 31, 2011, which was recorded in operating expenses in the Consolidated Statement of Operations. Consequently, the balance of the NaturalDrive contingent consideration liability as of December 31, 2011 was $0.9 million.

Liability for Contingent Consideration—PCI

The PCI purchase agreement provided for the disbursement of $7.7 million, paid at closing, with an additional payment of $4.0 million, held in escrow, due upon the achievement of a system installation volume milestone prior to December 31, 2011. The agreement also provided for further performance payments of up to $20 million in Fuel Systems common stock to be made in the future based on the achievement of specific 2011 and 2012 revenue targets (see Note 3). The range of the undiscounted amounts the Company may be required to pay for these earnout payments is between $0.0 and $20.0 million. The preliminary fair value of the liability for the contingent consideration recognized on the acquisition date was $5.1 million, of which $1.1 million was classified in other liabilities in the Consolidated Balance Sheet. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, contemplating various scenarios for the earnout levels, with probability ranging from approximately 10% to approximately 55%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 12.1% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believes is appropriate and representative of a market participant assumption once considered the earnout conditions. Changes to the fair value of the contingent consideration are determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the PCI contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, and alternative strategies that management may pursue and other factors.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

During the second and fourth quarters of 2011 the estimated fair value of the PCI contingent consideration liability in connection with the further performance payments of up to $20 million in Fuel Systems Solutions stock was reversed, primarily due to a reduction in the probability-weighted revenue estimate based on updated forecast. The reduction in the fair value estimate resulted in a gain of approximately $1.1 million for the twelve months ended December 31, 2011, which was recorded in operating expenses in the Consolidated Statement of Operations. The additional $4.0 million due upon successful achievement of a system installation volume milestone prior to December 31, 2011 was paid in November 2011, and the related escrow was released. Consequently, the balance of the PCI contingent consideration liability as of December 31, 2011 and December 31, 2010 was $0.0 million and $5.1 million, respectively.

15. Business Segment and Geographic Information

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

In an effort to more appropriately align the structure and business activities within Fuel Systems into two operating segments, the Company relocated a portion of the automotive business (GFI BV) from the Netherlands to Italy. Consolidated results for the Company were not impacted, but the Company began reporting GFI BV with its BRC operations segment in the fourth quarter of 2011. For comparison purposes, the previously reported financial information by business segment includes reclassification of GFI BV’s operations for the years ended December 31, 2011, 2010, and 2009, respectively, within BRC operations.

Financial Information by Business Segment. Financial information by business segment follows (in thousands):

	Years Ended December 31,
Revenue:	2011	2010	2009
IMPCO Operations	$159,760	$116,945	$63,016
BRC Operations	266,186	320,952	392,332
Intersegment Eliminations	(7,812)	(7,265)	(3,023)

Total	$418,134	$430,632	$452,325

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
Operating Income (Loss):	2011	2010	2009
IMPCO Operations	$7,792	$13,872	$(6,037)
BRC Operations	9,140	49,787	93,517
Corporate Expenses (1)	(5,107)	(5,358)	(7,174)

Total	$11,825	$58,301	$80,306

(1)	Represents corporate expense not allocated to either of the business segments.

	As of December 31,
Total Assets:	2011	2010
IMPCO Operations	$150,827	$101,965
BRC Operations	299,756	303,703
Corporate (1)	203,796	206,549
Eliminations	(204,377)	(157,654)

Total	$450,002	$454,563

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

	Years Ended December 31,
Capital Expenditures:	2011	2010	2009
IMPCO Operations	$3,660	$2,810	$1,761
BRC Operations (1)	8,470	25,505	11,214
Corporate	—	2	5

Total	$12,130	$28,317	$12,980

(1)	Includes $0.3 million of capital leases in 2010, and $0.1 million of capital leases in 2009, respectively.

Revenue by Application. The Company’s product revenue by application across all business segments follows (in thousands):

	Years Ended December 31,
Revenue:	2011	2010	2009
Transportation	$314,004	$361,795	$405,028
Industrial	104,130	68,837	47,297

Total	$418,134	$430,632	$452,325

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Geographic Information. The Company’s geographic information for revenue to unaffiliated customers and long-lived assets is shown below. The basis for determining revenue is the geographic location of the customer. Long-lived assets represent long-term tangible assets that are physically located in the region as indicated (in thousands):

	Years Ended December 31,
Revenue:	2011	2010	2009
North America (1)	$115,768	$59,466	$34,339
Europe:
Italy	54,269	160,446	270,549
All other (2)	82,980	68,260	43,819
Asia & Pacific Rim (2)	95,241	97,538	87,608
Latin America (2)	69,876	44,922	16,010

Total	$418,134	$430,632	$452,325

(1)	Revenue predominately from the United States.
(2)	No one country represents more than 10% of total consolidated revenue.

	As of December 31,
Long-Lived Assets:	2011	2010
North America (1)	$10,124	$9,340
Europe:
Italy:	42,171	42,920
All other (2)	764	919
Asia & Pacific Rim (2)	1,193	1,490
Latin America (2)	4,799	4,984

Total	$59,051	$59,653

(1)	Predominately located in the United States.
(2)	No one country represents more than 10% of total consolidated long-loved assets.

16. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

In 2011, no customers represented more than 10.0% of the consolidated sales. In 2010, one customer represented 14.6% of the consolidated sales. In 2009, two customers represented 13.0% and 11.6%, respectively, of the consolidated sales.

Accounts Receivable

At December 31, 2011 and 2010, no customers represented more than 10.0% of the consolidated account receivable.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Purchases

During 2011, no suppliers represented more than 10.0% of the consolidated purchases of raw materials and services. During 2010 and 2009, one supplier represented 10.3% and 12.4%, respectively, of the consolidated purchases of raw materials and services. In 2011, 2010, and 2009, ten suppliers accounted for approximately 23.5%, 28.9%, and 45.7%, respectively, of consolidated purchases of raw materials and services.

Cash

Operating cash balances held at non-U.S. banks, primarily in Europe, represent 63.8% and 58.9% of the Company’s consolidated cash and cash equivalents at December 31, 2011 and 2010, respectively.

17. Supplementary Cash Flow Information

Supplementary cash flow information for 2011, 2010, and 2009 is as follows (in thousands):

	Years Ended December 31,
Supplementary Cash Flow Information:	2011	2010	2009
Interest paid	$507	$493	$1,388
Taxes paid (including franchise taxes)	$7,044	$37,897	$36,197
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$—	$274	$52
Acquisition of equipment in accounts payable	$2,044	$1,739	$—
Acquisition of non-controlling interest in accrued expenses	$2,882	$—	$—
Issuance of 52,317 shares of common stock for the acquisition of Natural Drive (see Note 3)	$1,464	$—	$—
Issuance of 1,382 shares and 5,321 shares of restricted stock in 2009, and 2008, respectively	$—	$—	$15
Issuance of 282,932 shares of common stock for the acquisition of Distribuidora Shopping (see Note 3)	$—	$—	$9,047
Issuance of 39,868 shares from treasury stock for the acquisition of Distribuidora Shopping (see Note 3)	$—	$—	$827

18. Quarterly Results of Operations

A summary of the unaudited quarterly consolidated results of operations follows (in thousands, except per share amounts).

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2011	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$90,818	$116,598	$99,758	$110,960
Cost of revenue	69,192	89,514	75,884	86,760
Gross profit	21,626	27,084	23,874	24,200
Operating expenses	18,642	20,710	22,155	23,452	(a)
Operating income	2,984	6,374	1,719	748
Interest income, net	188	200	277	124
Net income (loss) attributable to Fuel Systems	374	3,810	(427)	1,411
Net income (loss) per share attributable to Fuel Systems:
Basic	$0.02	$0.19	$(0.02)	$0.07
Diluted	$0.02	$0.19	$(0.02)	$0.07

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2010	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$161,651	$99,775	$86,099	$83,107
Cost of revenue	98,050	74,049	61,258	64,902
Gross profit	63,601	25,726	24,841	18,205
Operating expenses	18,915	16,461	17,340	21,356 (b)
Operating income	44,686	9,265	7,501	(3,151)
Interest (expense) income, net	(181)	(74)	81	171
Net income (loss) attributable to Fuel Systems	28,034	6,904	5,181	(417)
Net income (loss) per share attributable to Fuel Systems:
Basic	$1.59	$0.39	$0.29	$(0.02)
Diluted	$1.59	$0.39	$0.29	$(0.02)

(a)	Includes a write-off of property being abandoned of approximately $0.3 million, as well as reserves for potential labor claims from former DOEM employees for approximately $1.1 million. Includes also reversal of contingent consideration for approximately $0.5 million for NaturalDrive and $0.5 million for PCI (see Note 14).
(b)	Includes a write-off of property being abandoned of approximately $0.7 million, as well as reserves for potential labor claims from former DOEM employees for approximately $1.2 million.

19. Subsequent Events

On February 10, 2012, the Company, through its wholly owned subsidiary MTM, purchased from the Wayne business of Dresser Italia S.r.l., the assets of its CUBOGAS compressor division, specializing in natural gas compressors and packaging solutions, for approximately $6.6 million in an all cash transaction. The deal includes the purchase of the CUBOGAS trademarks, a manufacturing license for Nuovo Pignone vertical reciprocating compressors, and a license to use the “Dresser” trademark in connection with the manufacture, development and distribution of former Dresser CNG compressor systems. The Company is currently in the process of determining the fair value of assets acquired and liabilities assumed.

FUEL SYSTEMS SOLUTIONS, INC.

SCHEDULE II—VALUATION ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts for the period ended:
December 31, 2011	$2,858	$641	$(834)	$2,665
December 31, 2010	$3,159	$1,317	$(1,618)	$2,858
December 31, 2009	$3,293	$567	$(701)	$3,159

Deferred tax valuation allowance for the period ended:
December 31, 2011	$36,705	$3,722	$—	$40,427
December 31, 2010	$37,290	$(345)	$(240)	$36,705
December 31, 2009	$26,047	$5,001	$6,242 (a)	$37,290

(a)	Amount includes the deferred tax valuation allowance additions resulting from the current period acquisitions.