Form 10-Q
period 2012-03-31
Fuel Systems Solutions, Inc.
filed 2012-05-03
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2012:

20,015,967 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$62,944	$96,740
Short-term investments	12,083	—
Accounts receivable, less allowance for doubtful accounts of $2,845 and $2,665 at March 31, 2012 and December 31, 2011, respectively	75,563	62,551
Inventories	111,347	103,382
Deferred tax assets, net	6,792	6,512
Other current assets	16,184	19,125
Related party receivables	9,952	10,975

Total current assets	294,865	299,285
Equipment and leasehold improvements, net	60,939	59,051
Goodwill, net	60,076	58,968
Deferred tax assets, net	340	363
Intangible assets, net	29,994	29,422
Other assets	1,984	2,071
Related party receivables	866	842

Total Assets	$449,064	$450,002

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$49,879	$54,816
Accrued expenses	36,340	36,230
Income taxes payable	1,947	2,517
Current portion of term loans and debt	5,180	6,367
Deferred tax liabilities, net	175	82
Related party payables	4,102	4,680

Total current liabilities	97,623	104,692
Term and other loans	3,807	3,698
Other liabilities	9,770	7,885
Deferred tax liabilities	3,549	3,905

Total Liabilities	114,749	120,180

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,091,622 issued and 20,015,967 outstanding at March 31, 2012; and 20,089,591 issued and 20,014,065 outstanding at December 31, 2011	20	20
Additional paid-in capital	318,944	318,632
Shares held in treasury, 16,184 and 16,055 shares at March 31, 2012 and December 31, 2011, respectively	(516)	(523)
Retained Earnings	14,155	15,357
Accumulated other comprehensive income(loss)	1,712	(3,664)

Total Equity	334,315	329,822

Total Liabilities and Equity	$449,064	$450,002

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$97,390	$90,818
Cost of revenue	74,828	69,192

Gross profit	22,562	21,626
Operating expenses:
Research and development expense	6,900	6,387
Selling, general and administrative expense	14,620	12,255

Total operating expenses	21,520	18,642

Operating income	1,042	2,984
Other expense, net	(207)	(411)
Interest income, net	80	188

Income from operations before income taxes and non-controlling interest	915	2,761
Income tax expense	(2,117)	(2,337)

Net (loss) income	(1,202)	424
Less: Net income attributable to non-controlling interests	—	(50)

Net (loss) income attributable to Fuel Systems Solutions, Inc.	$(1,202)	$374

Net (loss) income per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.06)	$0.02

Diluted	$(0.06)	$0.02

Number of shares used in per share calculation:
Basic	20,014,318	19,921,334

Diluted	20,014,318	20,066,547

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands); (Unaudited)

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(1,202)	$424
Other comprehensive income, net of tax:
Foreign currency translation adjustments .	5,398	12,861
Unrealized (loss) on investments:
Unrealized holding (loss) arising during period	(22)	—

Other comprehensive income, net of tax	5,376	12,861
Comprehensive income	4,174	13,285
Less: comprehensive income attributable to the non-controlling interest	—	(291)

Comprehensive income attributable to Fuel Systems	$4,174	$12,994

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands); (Unaudited)

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(1,202)	$424
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and other amortization	2,588	2,583
Amortization of intangibles arising from acquisitions	1,955	1,750
Provision for doubtful accounts	236	259
Write down of inventory	40	599
Unrealized (gain) loss on foreign exchange transactions, net	(95)	444
Compensation expense related to stock option and restricted stock grants	301	315
Loss on disposal of equipment and leasehold improvements	294	11
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(10,252)	(9,827)
Increase in inventories	(4,021)	(1,909)
Decrease in other current assets	208	2,889
Decrease in other assets	83	33
Decrease in accounts payable	(4,420)	(5,104)
(Decrease) increase in income taxes payable	(599)	599
Increase (decrease) in accrued expenses	2,166	(113)
Receivables from/payables to related party, net	395	(1,444)
(Decrease) increase in deferred income taxes, net	(379)	282
(Decrease) increase in long-term liabilities	(260)	157

Net cash used in operating activities	(12,962)	(8,052)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,811)	(2,994)
Purchase of short-term investment	(11,930)	—
Acquisition	(5,017)	—
Other	37	21

Net cash used in investing activities	(20,721)	(2,973)

Cash flows from financing activities:
(Decrease) increase in callable revolving lines of credit, net	(1,121)	807
Payments on term and other loans and capital lease obligations	(39)	(231)
Increase in treasury shares due to employee tax withholding	(3)	(5)
Proceeds from exercise of stock options	11	—
Proceeds of common shares held in trust, net	10	—

Net cash (used in) provided by financing activities	(1,142)	571

Decrease in cash and cash equivalents	(34,825)	(10,454)
Effect of exchange rate changes on cash	1,029	3,647

Net decrease in cash and cash equivalents	(33,796)	(6,807)
Cash and cash equivalents at beginning of period	96,740	124,775

Cash and cash equivalents at end of period	$62,944	$117,968

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$40	$—
Acquisition of equipment in accounts payable	$439	$1,820

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2011 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended March 31, 2012 and 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2012, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. Upon adoption of this standard the Company opted for the presentation of a separate consolidated statement of comprehensive income consecutive to the consolidated statement of operations.

In September 2011, the FASB issued revised authoritative guidance that modifies goodwill impairment testing by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial statements.

3.	Acquisitions

Acquisition of Cubogas Natural Gas Compressor Systems

On February 10, 2012, the Company, through its wholly owned subsidiary MTM S.r.L. (“MTM”), purchased from the Wayne business of Dresser Italia S.r.l. (the “seller”), the net assets of its Cubogas compressor division (the “Cubogas” acquisition), specializing in natural gas compressors and packaging solutions, in an all-cash transaction. The acquisition enables the Company to build its infrastructure and natural gas compressor product lines and to serve the growing demand from commercial, fleet and consumer customers. The aggregate purchase price for the Cubogas acquisition totals approximately $6.7 million (approximately €5.0 million), of which $5.0 million (€3.8 million) was paid at closing, $0.9 million (€0.7 million) is payable in two equal installments 60 and 120 days after closing, and $0.8 million (€0.6 million) will be paid in three equal installments one year, two years, and three years from the closing date, respectively. The deal includes the purchase of the Cubogas trademarks, a manufacturing license for Nuovo Pignone vertical reciprocating compressors, and a three years license to use the “Dresser” trademark in connection with the manufacture, development and distribution of former Dresser CNG compressor systems.

The results of operations of Cubogas have been included in the accompanying consolidated statements of operations from the date of acquisition within the BRC operating segment.

The purchase price has been allocated based on management’s preliminary estimates as follows (in thousands):

Accounts receivable	$1,692
Inventory	2,117
Other tangible assets	1,192
Intangible assets subject to amortization	2,253

Total assets acquired	7,254
Less: total liabilities	(552)

Total net assets recorded	$6,702

The gross contractual amount and the estimated fair value of the receivables acquired were identical and equal to $1.7 million. The Cubogas purchase agreement includes a provision for reimbursement by the seller of uncollected receivable and, consequently, the Company estimated that the entire cash flows will be collected.

Of the $2.3 million of acquired intangible assets, $0.9 million relates to developed technology with a useful life of 5 years and $1.4 million relates to trademarks with useful lives of 3 to 5 years.

The Company has determined that the acquisition of Cubogas was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

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

Acquisition of NaturalDrive Partners LLC

On April 18, 2011, through its wholly owned subsidiary IMPCO US, the Company completed the purchase of NaturalDrive, a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The transaction is valued at $6.0 million, comprised of $4.5 million in cash and $1.5 million of Fuel Systems’ stock paid at closing. More specifically, the Company issued 52,317 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The transaction also includes provisions for earn-out payments totaling up to $6.75 million in the form of Fuel Systems stock, which would be payable during the three years following closing based upon achievement of business volume and general milestones. The earn-out will be paid in three equal installments of $1.5 million no later than 90 days after the end of each yearly period ending in March 2012, March 2013, and March 2014 if specified target customer volumes for the year are achieved, and reasonable progress is made on the general milestones. The first installment of $1.5 million was not achieved (see Note 16). In the case the earn-out for a specific period is determined to be payable in accordance with the aforementioned target customer volumes and additional GM value thresholds are met for the same period, the earn-out shares for the applicable period will be multiplied by a factor of 1.5 for purposes of determining the number of earn-out shares payable. The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $6.75 million. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, contemplating various scenarios for the earnout levels, with probability ranging from approximately 10% to approximately 60%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects the Company’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.0% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which we believe is appropriate and representative of a market participant assumption once considered the earnout conditions. As of the closing date of the acquisition, the NaturalDrive contingent consideration was assigned a fair value of approximately $1.4 million (see Note 16). Changes to the fair value of the contingent consideration are determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. The Company believes that the model used in the determination of the fair value of the NaturalDrive contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue, and other factors.

The results of operations of NaturalDrive have been included in the accompanying consolidated statements of operations from the date of acquisition within the IMPCO operating segment.

The purchase price has been allocated as follows (in thousands):

Total tangible assets	$68
Intangible assets subject to amortization	5,650
Goodwill	1,694

Total assets acquired	7,412
Less: total liabilities (including contingent consideration)	(1,448)

Total net assets recorded	$5,964

Of the $5.7 million of acquired intangible assets, $4.8 million relates to existing technology with an estimated useful life of 8 years, $0.6 million relates to customer relationships with a useful life of approximately 6 years and $0.3 million relates to non-compete agreements with an estimated useful life of 4 years. The continued development of the U.S. alternative fuel market as well as potential legislative changes impacting this market were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $1.7 million. The acquired goodwill is deductible for tax purposes. The above purchase price has been allocated based on an estimate of the fair values of assets acquired and liabilities assumed.

The Company has determined that the acquisition of NaturalDrive was a non-material business combination. As such, pro forma disclosures are not required and are not presented within this filing.

4.	Cash and Investments

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ equity. The Company determines realized gains and losses on the sale of marketable securities on a specific identification method, and reflects such gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Operations.

The Company maintains investments in trading securities in connection with its non-qualified Deferred Compensation Plan, whereby selected key employees and directors may elect to defer a portion of their compensation each year. The Company’s investments associated with its Deferred Compensation Plan consist of mutual funds that are publicly traded and for which inputs are directly or indirectly observable in the marketplace. These trading securities are reported at fair value, with unrealized gains and losses included in earnings. In addition, the Deferred Compensation liability includes the value of deferred shares of the Company’s common stock, which is publicly traded and for which current market prices are readily available. The fair market value of the investments in the Deferred Compensation Plan is included in other assets, with the corresponding deferred compensation obligation included in other liabilities on the Condensed Consolidated Balance Sheets. Changes in the fair value of the benefits payable to participants and investments are both recognized as component of compensation expense. The net impact of changes in fair value was not material.

Cash, cash equivalents, and investments consist of the following (in thousands):

	As of
	March 31, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$42,922	$96,740
Money market funds	20,022	—

Total cash and cash equivalents	$62,944	$96,740
Investments:
Available for sale securities:
German Government bonds (1)	12,083	—
Trading securities:
Deferred Compensation Plan assets	1,381	1,256

Total investments	$13,464	$1,256

Short term investments	$12,083	$—

Long term investments	$1,381	$1,256

Note	(1): The contractual maturity dates are all one year or less.

The following tables summarize unrealized gains and losses related to the Company’s investments designated as available-for-sale (in thousands):

	As of March 31, 2012
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$11,930	$—	$(22)	$175	$12,083

Total	$11,930	$—	$(22)	$175	$12,083

There were no unrealized gains and losses related to the Company’s cash equivalents invested in money market funds for the three months ended March 31, 2012.

There were no gross realized gains and/or losses on available for sale securities for the three months ended March 31, 2012.

Unrealized gains and losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the three months ended March 31, 2012 and 2011 were less than $0.1 million.

As of March 31, 2012, the Company did not have any investments in available for sale marketable securities that were in an unrealized loss position for a period of 12 months or greater.

5.	Fair Value Measurements

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs that are supported by little or no market activities.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company classifies its cash equivalents and securities within Level 1 or Level 2. This is because the Company values its cash equivalents, available for sale and trading securities using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

		Fair value measurement at reporting date using
	As of March 31, 2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$20,022	$20,022	$—	$—
Available for sale securities:
German Government bonds	12,083	12,083	—	—
Trading securities:
Deferred Compensation Plan assets	1,381	—	1,381	—

Total	$33,486	$32,105	$1,381	$—

		Fair value measurement at reporting date using
	As of December 31, 2011	Level 1	Level 2	Level 3
Assets:
Trading securities:
Deferred Compensation Plan assets	$1,256	—	$1,256	$—

Total	$1,256	$—	$1,256	$—

6.	Inventories

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

	As of
	March 31, 2012	December 31, 2011
Raw materials and parts	$60,966	$54,247
Work-in-process	2,498	2,733
Finished goods	44,595	43,711
Inventory on consignment	3,288	2,691

Total inventories	$111,347	$103,382

7.	Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	March 31, 2012	December 31, 2011
Dies, molds, and patterns	$5,421	$5,310
Machinery and equipment	61,773	60,269
Office furnishings and equipment	16,604	16,118
Automobiles and trucks	4,513	4,398
Leasehold improvements	21,363	20,687

Total equipment and leasehold improvements	109,674	106,782
Less: accumulated depreciation	(48,735)	(47,731)

Equipment and leasehold improvements, net of accumulated depreciation	$60,939	$59,051

Depreciation expense related to equipment and leasehold improvements was $2.6 million for the three months ended March 31, 2012 and 2011, respectively.

8.	Goodwill and Intangibles

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2012 are as follows (in thousands):

	BRC Operations	IMPCO Operations	Total
Goodwill, gross	$44,748	$20,583	$65,331
Accumulated impairment losses	(3,530)	(2,833)	(6,363)

Net balance as of December 31, 2011	$41,218	$17,750	$58,968

Currency translation as of March 31, 2012	900	208	1,108

Goodwill, gross	$45,754	$20,791	$66,545
Accumulated impairment losses	(3,635)	(2,834)	(6,469)

Net balance as of March 31, 2012	$42,119	$17,957	$60,076

At March 31, 2012 and December 31, 2011, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of March 31, 2012			As of December 31, 2011
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	6.5	$28,111	$(14,678)	$13,433	$26,828	$(13,461)	$13,367
Customer relationships	8.7	21,963	(9,653)	12,310	21,760	(8,717)	13,043
Trade name	6.1	5,794	(1,871)	3,923	4,317	(1,700)	2,617
Non-compete agreements	3.0	1,290	(962)	328	1,271	(876)	395

Total		$57,158	$(27,164)	$29,994	$54,176	$(24,754)	$29,422

Amortization expense related to existing technology and customer relationships of $1.7 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.2 million and $0.2 million for three months ended March 31, 2012 and 2011, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Nine months ending December 31, 2012	$4,796
2013	5,883
2014	5,316
2015	4,548
2016	3,588
2017	2,544
Thereafter	3,319

$29,994

9.	Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability, included within Accrued expenses on the Condensed Consolidated Balance Sheets, during the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$10,425	$12,376
Additions from acquisitions	598	—
Provisions charged to costs and expenses	874	692
Settlements and other adjustments	(614)	(1,682)
Effect of foreign currency translation	146	525

Balance at end of period	$11,429	$11,911

10.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2012 was 231.4% compared to an effective tax rate of 84.6% for the three months ended March 31, 2011. The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions (“loss jurisdictions”) for which no tax benefit has been recorded. For the three months ended March 31, 2012 and 2011, the Company incurred a pre-tax loss of approximately $4.6 million and $3.8 million, respectively, in the loss jurisdictions. The Company continues to believe that the likelihood of recoverability of the net deferred tax assets in the loss jurisdictions is less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on the entire domestic and certain foreign jurisdictions deferred tax assets.

As of March 31, 2012, the Company had approximately $7.3 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the quarter ended March 31, 2012. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

11.	Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	Available as of March 31, 2012	As of
		March 31, 2012	December 31, 2011
(a) Revolving lines of credit – Italy and Argentina	$12,533	$1,358	$2,513
(b) Revolving lines of credit – USA	13,000	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	1,460	1,418
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	5,558	5,395
(e) Other indebtedness	—	611	739

	$25,533	8,987	10,065
Less: current portion		5,180	6,367

Non-current portion		$3,807	$3,698

At March 31, 2012, the Company’s weighted average interest rate on outstanding debt was 2.1%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at March 31, 2012. The fair value of the debt obligations approximated the recorded value as of March 31, 2012 and December 31, 2011.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $7.5 million which is unsecured and $2.7 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.8% to 4.8% as of March 31, 2012. At March 31, 2012 and December 31, 2011, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $3.7 million. These lines are unsecured with approximately $1.4 million and $2.5 million outstanding at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the interest rates for the lines of credit in Argentina ranged from 3.4% to 22.5%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of March 31, 2012, the Company and IMPCO Technologies, Inc. (“IMPCO US”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO US intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO US’s payments. At March 31, 2012 and December 31, 2011, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At March 31, 2012, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC S.r.L. (“BRC”), a subsidiary of the Company that was merged into MTM during 2011, entered into a five and a half year unsecured term loan agreement with Intesa San Paolo S.p.A. of Italy pursuant to which BRC received €5.0 million (approximately $6.7 million). The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.5% and 2.0% at March 31, 2012 and December 31, 2011, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At March 31, 2012 and December 31, 2011, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.3% and 2.8% at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, the amount outstanding was $1.5 million and $1.4 million, respectively.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM, a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa pursuant to which MTM may borrow up to €15.0 million (approximately $20.0 million) to be used for the acquisition of Distribuidora Shopping, as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $5.6 million and $5.4 million were outstanding on this financing agreement as of March 31, 2012 and December 31, 2011, respectively. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At March 31, 2012, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping, a subsidiary of the Company, and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans involving the Company’s foreign subsidiaries. These term loans are used primarily to fund the operations of these subsidiaries and bear interest of 2.1%.

12.	Equity

The following table summarizes the changes in equity for the three month period ended March 31, 2012 (in thousands, except for share amounts):

	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2011	20,014,065	$20	$318,632	$(523)	$15,357	$(3,664)	$329,822
Net loss	—	—	—	—	(1,202)	—	(1,202)
Foreign currency translation adjustment	—	—	—	—	—	5,398	5,398
Unrealized net loss on investments, net of tax	—	—	—	—	—	(22)	(22)
Issuance and vesting of restricted common stock relating to acquisition of Evotek	—	—	250	—	—	—	250
Issuance of common stock upon exercise of stock options	1,200	—	11	—	—	—	11
Issuance and vesting of restricted stock, net of shares withheld for employee tax	702	—	51	(3)	—	—	48
Shares held in trust for deferred compensation plan, at cost	—	—	—	10	—	—	10

Balance, March 31, 2012	20,015,967	$20	$318,944	$(516)	$14,155	$1,712	$334,315

Purchase of remaining 50% interest in MTE S.r.l.

On June 1, 2011, the Company purchased the remaining 50% ownership interest in MTE S.r.l. (“MTE”), for €7.5 million (approximately $10.4 million), of which €5.3 million (approximately $7.5 million), was paid on the closing date, with the remaining balance of €2.2 million (approximately $2.9 million) classified as restricted cash in Other Current Assets at December 31, 2011 as a guarantee towards possible indemnification obligations of the seller until its payment, which was subsequently paid on January 15, 2012 in accordance with the terms of the agreement. Further performance payments of up to €1.0 million (approximately $1.3 million) in cash may be made no later than 5 days after May 31, 2014 based on the achievement of 2012 and 2013 gross profit targets (see Note 16). The range of undiscounted amounts we may be required to pay for these earnout payments is between $0.0 and $1.3 million (€0.0 to €1.0 million). In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resultant probability-weighted cash flows were then discounted using a rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. As of the closing date of the transaction, the MTE contingent consideration was assigned a fair value of approximately $0.4 million (see Note 16).

As the Company previously had control of MTE prior to this transaction and the results of MTE were consolidated within the BRC operation segment, the excess purchase price of the remaining 50% over the non-controlling interest is recorded to additional paid in capital.

13.	Stock-Based Compensation

The Company has four stock option plans that provided for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. In December 2011, the Company’s Board of Directors approved, subject to shareholders’ approval, the 2011 Stock Option Plan, which would provide the Company an additional 300,000 options for issuance. Under this plan, the Company’s Board of Directors granted 62,500 options in December 2011, however, the options are not considered outstanding until the plan is approved by the shareholders. No options were granted in 2010, and 2009. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Under the Company’s 2009 Restricted Stock Bonus Plan, which was approved by shareholders on August 27, 2009 and replaced the 2006 Incentive Bonus Plan, the Company’s Board of Directors may grant restricted stock to officers, employees and non-employee directors.

Stock-based compensation expense for the three months ending March 31, 2012 and 2011 was allocated as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$—	$4
Research and development expense	251	254
Selling, general and administrative expense	50	57

	$301	$315

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits as a result of the net operating loss carryforward position for United States income tax purposes.

Stock-Based Compensation Activity – Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares. The following table displays stock option activity including the weighted average stock option prices for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	57,750	$11.28	1.8 yrs	$304
Exercised	(1,200)	9.20
Forfeited	—	—

Outstanding, vested and exercisable at March 31, 2012	56,550	$11.33	1.6 yrs	$839

The aggregate intrinsic value as of a particular date is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period. During the three months ended March 31, 2012 and March 31, 2011, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $22,000 and zero, respectively, determined as of the date of option exercise.

As of March 31, 2012, all stock options granted under the Company’s approved stock options plans had fully vested and as such, all compensation costs had been recognized in prior periods. There were no options granted in the three months ended March 31, 2012 or 2011.

Stock-Based Compensation Activity – Restricted Stock

A summary of unvested restricted stock awards as of March 31, 2012 and changes during the three month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	10,088	$22.06
Granted	—	—
Vested	(831)	10.89
Forfeited	—	—

Nonvested at March 31, 2012	9,257	$23.06

As of March 31, 2012, total unrecognized stock-based compensation cost related to unvested restricted stock was $0.1 million, which is expected to be recognized over a weighted-average period of 2.1 year. As of March 31, 2011, total unrecognized share-based compensation cost related to unvested restricted stock was $0.1 million, expected to be recognized over a weighted-average period of 1.7 year.

14.	Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net (loss) income attributable to Fuel Systems	$(1,202)	$374

Denominator:
Denominator for basic earnings per share - weighted average number of shares	20,014,318	19,921,334
Effect of dilutive securities:
Employee stock options	—	45,213
Unvested restricted stock	—	10,793
Shares held in escrow	—	89,207

Dilutive potential common shares	20,014,318	20,066,547

Net (loss) income per share attributable to Fuel Systems:
Basic	$(0.06)	$0.02

Diluted	$(0.06)	$0.02

For the three months ended March 31, 2012 and 2011 stock awards to purchase 67,445 and 806 shares of common stocks, respectively, were excluded in the computation of diluted net income per share as the effect would be anti-dilutive.

15.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011 representing related party transactions with the Company:

	As of
	March 31, 2012	December 31, 2011
Current Receivables with related parties:
TCN S.r.L. (a)	$—	$7
Bianco SPA (c)	235	295
Ningbo Topclean Mechanical Technology Co. Ltd. (g)	302	315
Others (j)	—	19
Current Receivables with JVs and related partners:
Rohan BRC (d)	4,369	4,693
PDVSA Industrial S.A. (e)	5,046	5,646

	$9,952	$10,975

Non-Current Receivables with JVs and related partners:
Rohan BRC (d)	$866	$842

	$866	$842

Current Payables with related parties:
Europlast S.r.L. (a)	1,273	1,422
TCN S.r.L. (a)	1,155	1,434
TCN Vd S.r.L. (a)	884	1,244
A.R.S. Elettromeccanica (f)	542	516
Erretre S.r.L. (b)	20	14
IMCOS Due S.r.L. (h)	8	7
Grosso, de Rienzo, Riscossa e Associati (i)	200	—
Others (j)	19	43
Current Payable with JVs and related partners:
Rohan BRC (d)	1	—

	$4,102	$4,680

(a)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns, along with his brother, Pier Antonio Costamagna, 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L.
(b)	Erretre S.r.L. is 85% owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.
(c)	Bianco SPA is 100% owned by TCN S.r.L.
(d)	Rohan BRC is a joint venture which MTM owns 50% and is accounted for using the equity method.
(e)	PDVSA Industrial S.A. is a 70% owner of a joint venture (Sistemas De Conversion Del Alba, S.A.) with remaining 30% owned by the Company.
(f)	A.R.S. Elettromeccanica is owned by Biemmedue S.r.L., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(g)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L.

(h)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., 100% of Biemmedue S.r.L., 100% of B.R. Co S.r.L., and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.
(i)	One director of the Company is a partner of the law firm Grosso, de Rienzo, Riscossa e Associati.
(j)	Include Biemmedue S.r.L. (see note (h) above), MTM Hydro S.r.L (see note (h) above), and Immobiliare IV Marzo (40% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna, and one employee of the Company).

The following table sets forth amounts (services and goods) purchased from and sold to related parties.

	(in thousands) Three Months Ended March 31,
	2012		2011
	Purchases	Sales	Purchases	Sales
Company:
Europlast S.r.L.	$1,258	$—	$775	$—
Biemmedue S.p.A.	13	—	11	21
TCN S.r.L	922	—	897	—
TCN Vd S.r.L	969	—	305	—
A.R.S. Elettromeccanica	513	—	542	—
Ningbo Topclean Mechanical Technology	424	—	79	—
Bianco Spa	74	184	317	142
Erretre S.r.L	48	—	21	—
Grosso, de Rienzo, Riscossa e Associati	197	—	—	—
Others	2	1	26	6
JVs and related partners:
Rohan BRC	—	922	1	2,341
PDVSA Industrial S.A.	—	2,097	—	2,271

	$4,420	$3,204	$2,974	$4,781

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. These lease agreements begin to expire in 2012, with the last agreement ending in 2016. The Company paid IMCOS Due S.r.L. lease payments of $0.4 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of less than $0.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, an advance payment from PDVSA Industrial S.A. of $1.4 million and $1.2 million is included in accrued expenses in the Condensed Consolidated Balance Sheets, respectively.

Other Transactions with Related Parties – Acquisitions

The Company acquired the remaining 50% of MTE as discussed in Note 12. One employee of the Company owned 20% of MTE. This employee received approximately $3.0 million (€2.1 million) at the closing of the transaction. At December 31, 2011, the Company had approximately $2.9 million (€2.2 million) of the purchase price classified as a current liability, which was subsequently paid on January 15, 2012 in accordance with the terms of the purchase agreement.

Non-Current Receivable from Rohan BRC

In June 2009, the Company issued a three year loan of approximately $0.9 million (€650,000) to Rohan BRC Gas Equipment Company (“Rohan BRC”). In March 2010, the Company issued an additional three year loan of approximately $0.9 million (€650,000) to Rohan BRC.

As a result of accumulated losses at Rohan BRC, the Company’s original investment balance in Rohan BRC had been reduced to zero. In addition, the Company has been recognizing its proportionate share of Rohan BRC’s losses and recording these losses against the loan receivable. For the three months ended March 31, 2012, the Company had recorded less than $0.1 million of losses against the loan receivable resulting in a net receivable balance of approximately $0.8 million. For the three months ended March 31, 2011, the Company had recorded approximately $0.4 million of losses against the loan receivable.

16.	Contingencies

(a) Contingencies

The Company is subject to certain claims that arise in the ordinary course of business. The Company is currently party to claims for wages brought by former DOEM temporary employees. The Company has accrued approximately $2.4 million (€1.8 million) at March 31, 2012 and December 31 2011, which is believed to be a reasonable estimation of potential loss, as the period during which new claims could be brought against the Company has expired.

(b) Liability for Contingent Consideration

Liability for Contingent Consideration—MTE

In connection with the purchase of the remaining 50% interest in MTE, the Company may be required to pay up to $1.3 million (€1.0 million) in earnout payments upon achievement of 2012 and 2013 gross profit targets. The range of undiscounted amounts the Company may be required to pay for these earnout payments is between $0.0 and $1.3 million (€0.0 to €1.0 million). In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, with probability ranging from approximately 10% to approximately 40%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.1% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believes is appropriate and representative of a market participant assumption once the earnout conditions are considered. As of the closing date of the acquisition, as of December 31, 2011, and as of March 31, 2012, the MTE contingent consideration was assigned a fair value of approximately $0.4 million. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the MTE contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, and alternative strategies that management may pursue and other factors.

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

The first earnout payment of $1.5 million, which was payable 90 days after the yearly period ending March 31, 2012, was not achieved. The Company had anticipated this event and had reduced the fair value of the contingent consideration during 2011. The balance of the NaturalDrive contingent consideration liability as of March 31, 2012 and December 31, 2011 was equal to $0.9 million.

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

17.	Business Segment Information

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

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies contained in the Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In an effort to more appropriately align the structure and business activities within Fuel Systems into two operating segments, the Company relocated a portion of the automotive business (GFI BV) from the Netherlands to Italy. Consolidated results for the Company were not impacted, but the Company began reporting GFI BV with its BRC operations segment in the fourth quarter of 2011. For comparison purposes, the previously reported financial information by business segment includes reclassification of GFI BV’s operations for the three months ended March 31, 2012 and 2011, respectively, within BRC operations.

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended March 31,
Revenue:	2012	2011
IMPCO Operations	$37,584	$34,348
BRC Operations	61,653	58,485
Intersegment Eliminations	(1,847)	(2,015)

Total	$97,390	$90,818

	Three Months Ended March 31,
Operating Income (Loss):	2012	2011
IMPCO Operations	$617	$1,147
BRC Operations	2,645	3,160
Corporate Expenses (1)	(2,220)	(1,323)

Total	$1,042	$2,984

(1)	Represents corporate expense not allocated to either of the business segments.

	As of
	March 31, 2012	December 31, 2011
Total Assets:
IMPCO Operations	$148,559	$150,827
BRC Operations	299,420	299,756
Corporate (1)	196,914	203,796
Eliminations	(195,829)	(204,377)

Total	$449,064	$450,002

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

Revenue by Application. The Company’s product revenue by application across all business segments follows (in thousands):

	Three Months Ended March 31,
Revenue:	2012	2011
Transportation	$65,186	$64,682
Industrial	32,204	26,136

Total	$97,390	$90,818

18.	Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three months ended March 31, 2012 and 2011, no customers represented more than 10.0% of consolidated sales.

Accounts Receivable

At March 31, 2012 and December 31, 2011, no customers represented more than 10.0% of consolidated accounts receivable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, references to “Fuel Systems” or the “Company” and to first-person pronouns, such as “we”, “our” and “us”, refer to Fuel Systems Solutions, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Fuel Systems’ Annual Report on Form 10-K for the year ended December 31, 2011.

The Company’s business is subject to seasonal influences. Therefore, operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year.

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, economic uncertainties caused by political instability in certain of the markets we do business in, our ability to realign costs with current market conditions, fluctuations with regard to the timing of future business for our US automotive market, as well as the risks and uncertainties included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and our other periodic reports filed with the SEC. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

Our U.S. automotive business, through recent acquisitions, has the capabilities necessary to be a leader in this market. We believe Fuel Systems is positioned to compete in the dedicated and dual-fuel natural gas vehicle (NGV) OEM market emerging in the United States. We maintain certain key technology and industry relationships to further our North American OEM and fleet market strategy. Our vehicle modification and systems integration capabilities for a variety of alternative fuel applications, including hybrid, CNG, propane and dual-fuel diesel present us with a unique advantage in the market. While we have limited visibility with respect to the evolving US automotive market, we continue to believe fleet vehicles offer attractive opportunities for our gaseous fuel solutions in the U.S. We now have a full suite of automotive capabilities in this market, including a CARB certified, dedicated systems product line and in-house OEM systems engineering platform, enhancing our ability to leverage our existing relationships with fleet customers and other manufacturers as they roll out CNG and LPG versions of key fleet vehicles.

We recently completed the acquisition of Cubogas, specializing in natural gas compressors and packaging solutions, to build our infrastructure and natural gas compressor product lines and to serve the growing demand from commercial, fleet and consumer customers. The CUBOGAS brand acquired with the Cubogas acquisition adds a new line of CNG compressor and packaging products for a wide range of applications, and will enable us to maximize the scale and efficiency of the former Dresser CNG compressor business.

For the three months ended March 31, 2012 revenue increased approximately 7.2%, operating income decreased 65.1% and diluted EPS decreased by approximately $0.08. While the revenue increase was driven primarily by stronger industrial sales as well as higher aftermarket and compressor activity, we incurred higher material costs due to the product mix, higher compensation and consulting costs which resulted in a decrease in operating profit. Although we had an operating income for the three months ended March 31, 2012, certain foreign jurisdictions and the United States incurred losses which we could not benefit from for tax purposes. As a result our overall tax expense exceeded our consolidated operating income thus negatively impacting our diluted EPS.

Net Cash used in operations was $13.0 million for the three months ended March 31, 2012. Our net cash position, including marketable securities, of $66.0 million provides us with the adequate capital for working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets.

Recent Developments

On February 10, 2012, through our wholly owned subsidiary MTM S.r.L. (“MTM”), we purchased from the Wayne business of Dresser Italia S.r.l. (the “seller”), the net assets of its Cubogas compressor division (the “Cubogas” acquisition), specializing in natural gas compressors and packaging solutions, in an all-cash transaction. The aggregate purchase price totals approximately $6.7 million (approximately €5.0 million), of which $5.0 million (€3.8 million) was paid at closing, $0.9 million (€0.7 million) is payable in two equal installments 60 and 120 days after closing, and $0.8 million (€0.6 million) will be paid in three equal installments one year, two years, and three years from the closing date, respectively. The deal includes the purchase of the Cubogas trademarks, a manufacturing license for Nuovo Pignone vertical reciprocating compressors, and a license to use the “Dresser” trademark in connection with the manufacture, development and distribution of former Dresser CNG compressor systems.

Through our international subsidiaries we have previously sold products to customers in Iran. We have currently taken action to cease all direct sales to Iran. In addition, we will take further actions to eliminate all indirect sales to Iran through our distributors.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that we have considered relevant circumstances that we may be currently subject to and the financial statements accurately reflect our estimate of the results of our operations, financial condition and cash flows for the periods presented. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes, subsequent to December 31, 2011, to information previously disclosed in our Annual Report on Form 10-K with respect to our critical accounting policies.

Results of Operations

In an effort to more appropriately align the structure and business activities within Fuel Systems into two operating segments, in 2011 we relocated a portion of the automotive business (GFI BV) from the Netherlands to Italy. Our historical consolidated results were not impacted, but we began reporting GFI BV within our BRC operations segment in the fourth quarter of 2011. For comparison purposes, the previously reported financial information by business segment includes the reclassification of GFI BV’s operations for the three months ended March 31, 2012 and 2011, respectively, within BRC operations.

REVENUES

	Three Months Ended March 31,		Change	Percent Change
	2012	2011
IMPCO Operations	$37,584	$34,348	$3,236	9.4%
BRC Operations	61,653	58,485	3,168	5.4%
Intersegment	(1,847)	(2,015)	168	8.3%

Total Revenues	$97,390	$90,818	$6,572	7.2%

IMPCO Operations. The increase in revenue relates to an increase in demand in the industrial market of approximately $5.6 million including approximately $3.2 million from our auxiliary power unit business. This increase was partially offset by a decrease in the transportation business of approximately $2.4 million including approximately $2.0 million from the US automotive market. We expect quarterly revenue from the US automotive market to be closely tied to orders from OEMs and, as a result, significant fluctuations may occur period to period. Included in the results discussed above is the weakening of local currencies compared to the US dollar which negatively impacted revenues by approximately $0.3 million for the three months ended March 31, 2012.

BRC Operations. The increase in revenue in 2012 was due primarily to an increase in sales of compressors of approximately $2.6 million as well as aftermarket and OEM kit sales of approximately $1.8 million partially offset by lower DOEM conversions. Included in the results discussed above is the weakening of local currencies compared to the US dollar which negatively impacted revenues by approximately $2.6 million for the three months ended March 31, 2012

The Company’s product revenue by application across all business segments follows (in thousands):

	Three Months Ended March 31,
Revenue:	2012	2011
Transportation	$65,186	$64,682
Industrial	32,204	26,136

Total	$97,390	$90,818

COST OF REVENUE

	Three Months Ended March 31,		Change	Percent Change
	2012	2011
IMPCO Operations	$27,533	$25,734	$1,799	7.0%
BRC Operations	47,295	43,458	3,837	8.8%

Total Cost of Revenues	$74,828	$69,192	$5,636	8.1%

IMPCO Operations. The increase primarily relates to the increase in material costs associated with the higher volume from the industrial market including our APU business partially offset by a decrease of $1.1 million in the US automotive market due to lower volumes. We expect the pressure on gross margins to continue until volumes associated with the US automotive market increase, which will better absorb fixed costs. Included in the results discussed above is the weakening of local currencies compared to the US dollar which decreased cost of revenue by approximately $0.2 million for the three months ended March 31, 2012

BRC Operations. The increase of $3.8 million relates primarily to material costs associated with the increase compressor and aftermarket volumes. This shift in product mix contributed to the pressure on gross margins compared to the prior year period. Included in the results discussed above is the weakening of local currencies compared to the US dollar which decreased cost of revenue by approximately $1.9 million for the three months ended March 31, 2012

RESEARCH & DEVELOPMENT

	Three Months Ended March 31,		Change	Percent Change
	2012	2011
IMPCO Operations	$3,914	$3,325	$589	17.7%
BRC Operations	2,986	3,062	(76)	(2.5%)

Total Research and Development	$6,900	$6,387	$513	8.0%

IMPCO Operations. The increase relates to additional compensation and related expenses associated with new projects for the US automotive market including the addition of an OEM bi-fuel vehicle.

BRC Operations. The decrease relates to lower compensation and related expenses due to cost savings from the consolidation of the automotive business from the Netherlands to Italy.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended March 31,		Change	Percent Change
	2012	2011
IMPCO Operations	$4,627	$3,589	$1,038	28.9%
BRC Operations	7,773	7,343	430	5.9%
Corporate	2,220	1,323	897	67.8%

Total Selling, General & Administrative	$14,620	$12,255	$2,365	19.3%

IMPCO Operations. The increase relates primarily to higher compensation and related expenses associated with our APU and US automotive market businesses as well as higher consulting and outside services associated with the expansion of our production software system in Canada.

BRC Operations. The increase relates primarily to higher compensation and related expenses as well as higher consulting and outside services associated with the Cubogas acquisition.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses increased primarily due to higher consulting expenses to evaluate other alternative energy technologies.

OPERATING INCOME/(LOSS)

	Three Months Ended March 31,		Change	Percent Change
	2012	2011
IMPCO Operations	$617	$1,147	$(530)	(46.2%)
BRC Operations	2,645	3,160	(515)	(16.3%)
Corporate Expenses (1)	(2,220)	(1,323)	(897)	(67.8%)

Total Operating Income	$1,042	$2,984	$(1,942)	(65.1%)

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the three months ended March 31, 2012 decreased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended March 31, 2012 we recognized approximately $0.2 million in losses on foreign exchange compared to $0.4 million in losses on foreign exchange for the three months ended March 31, 2011, respectively. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes.

Income tax expense for the three months ended March 31, 2012 and 2011 was approximately $2.1 million and $2.3 million, representing an effective tax rate of 231.4% and 84.6%, respectively, and primarily consisted of the provision for our foreign operations. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the three months ended March 31, 2012 and 2011, the Company incurred a pre-tax loss of approximately $4.6 million and $3.8 million, respectively, in the loss jurisdictions. Accordingly, for the three months ended March 31, 2012, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded.

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

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. In February 2012, our BRC Operations purchased approximately $12.0 million of prime-rated German government bonds with a maturity date of December 14, 2012 and placed these in the available for sale category. As of March 31, 2012 we had approximately $33.3 million of cash held in accounts outside the U.S., primarily in Europe. Although we currently do not intend nor foresee a need to repatriate these funds, residual US taxes have been accrued on approximately $30.0 million of earnings not considered to be indefinitely reinvested from our BRC Operations. We expect existing domestic and foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

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

	As of
	March 31, 2012	December 31, 2011
Cash and cash equivalents	$62,944	$96,740

Current portion of term loans and debt	5,180	6,367
Long-term term and other loans	3,807	3,698

Total debt	8,987	10,065
Total equity	334,315	329,822

Total capitalization (debt plus equity)	$343,302	$339,887

Debt to total capitalization	2.6%	3.0%
Net Cash (cash and cash equivalents less debt)	$53,957	$86,675
Current assets	$294,865	$299,285
Current liabilities	$97,623	$104,692

Our debt to total capitalization ratio at March 31, 2012 decreased approximately 13.3% to 2.6% compared to December 31, 2011 as our total debt decreased by approximately $1.1 million or 10.7% compared to December 31, 2011.

Our ratio of current assets to current liabilities was approximately 3:1 at both March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, our total working capital increased by $2.6 million to $197.2 million from $194.6 million at December 31, 2011. This increase is primarily due to the following: (1) an increase of $12.1 million in investments, due to the purchase of German Government bonds by the same amount; (2) an increase in accounts receivable of $13.0 and an increase in inventory of $8.0 million, due to increases at both our BRC and IMPCO operations; (3) a decrease of $4.9 million in accounts payable; and (4) a decrease of $1.2 million in the current portion of term loans and debt, which all were partially offset by: (a) a decrease of $33.8 million in cash, and (b) a decrease of $2.9 million in other current assets.

The following table provides a summary of our operating, investing and financing activities as follows:

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$(12,962)	$(8,052)
Investing activities	(20,721)	(2,973)
Financing activities	(1,142)	571
Effect on cash of changes in exchange rates	1,029	3,647

Net decrease in cash and cash equivalents	$(33,796)	$(6,807)

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

2012 compared to 2011. In 2012, our net cash flow used in operating activities was $13.0 million, an increase of $4.9 million from the net cash flow used in operating activity in the first quarter of 2011. This increase was primarily driven by increases in operating expenses, which resulted in lower net income for the period. In addition, inventory levels continued to increase at both our IMPCO and BRC operations, while other current assets were impacted by lower VAT receivables, partially offset by higher accrued expenses.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of investments in available for sale German government bonds, property, plant and equipment (“PP&E”) expenditures, as well as acquisitions.

In 2012, our PP&E expenditures totaled approximately $3.8 million, of which approximately $2.9 million relates to our BRC operations, primarily for leasehold improvements and acquisitions of machinery and equipment, and approximately relates $0.9 million to our IMPCO operations, mostly for investments in our automotive facilities. In addition, we paid approximately $5.0 million for the Cubogas acquisition.

In 2011, our PP&E additions were approximately $3.0 million. This was due primarily to the expansion of our research and development center in Italy.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2012, our financing activities include repayments on our revolving lines of credit for approximately $1.1 million in connection with our BRC operations.

In 2011, our financing activities included increased borrowings on our revolving lines of credit for approximately $0.8 million in connection with our BRC operations, as well as the payments of term loans and other of approximately $0.2 million.

Credit Agreements

Our debt payable is summarized as follows (in thousands):

	Available as of March 31, 2012	As of
		March 31, 2012	December 31, 2011
(a) Revolving lines of credit – Italy and Argentina	$12,533	$1,358	$2,513
(b) Revolving lines of credit – USA	13,000	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	1,460	1,418
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	5,558	5,395
(e) Other indebtedness	—	611	739

	$25,533	8,987	10,065
Less: current portion		5,180	6,367

Non-current portion		$3,807	$3,698

At March 31, 2012, our weighted average interest rate on outstanding debt was 2.1%. We are party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at March 31, 2012.

(a) Revolving Lines of Credit – Italy and Argentina

We maintain various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $7.5 million which is unsecured and $2.7 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.8% to 4.8% as of March 31, 2012. At March 31, 2012 and December 31, 2011, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $3.7 million. These lines are unsecured with approximately $1.4 million and $2.5 million outstanding at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the interest rates for the lines of credit in Argentina ranged from 3.4% to 22.5%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of March 31, 2012, the Company and IMPCO Technologies, Inc. (“IMPCO US”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO US intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO US’s payments. At March 31, 2012 and December 31, 2011, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At our option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require us to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) we shall not, and shall not permit any of our subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to us or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At March 31, 2012, we were in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC S.r.L. (“BRC”), one of our subsidiaries that was merged into MTM during 2011, entered into a five and a half year unsecured term loan agreement with Intesa San Paolo S.p.A. of Italy in which BRC received €5.0 million (approximately $6.7 million). The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.5% and 2.0% at March 31, 2012 and December 31, 2011, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At March 31, 2012 and December 31, 2011, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.3% and 2.8%, respectively. At March 31, 2012 and December 31, 2011, the amount outstanding was $1.5 million and $1.4 million, respectively.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM, one of our subsidiaries, entered into a financing agreement with Banca IMI S.p.A. and Intesa pursuant to which MTM may borrow up to €15.0 million (approximately $20.0 million) to be used for the acquisition of Distribuidora Shopping, as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $5.6 million and $5.4 million were outstanding on this financing agreement as of March 31, 2012 and December 31, 2011, respectively. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At March 31, 2012, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping, a subsidiary of the Company, and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans our foreign subsidiaries. These term loans are used primarily to fund the operations of these subsidiaries and bear interest of 2.1%.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on our financial statements.

In June 2011, the FASB issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. Upon adoption of this standard we opted for the presentation of a separate consolidated statement of comprehensive income consecutive to our consolidated statement of operations.

In September 2011, the FASB issued revised authoritative guidance that modifies goodwill impairment testing by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for fiscal years beginning after December 15, 2011. Early adoption was permitted. The adoption of this standard did not have a material impact on our financial statements.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of March 31, 2012:

	Payments Due by Period
(In thousands) Contractual Obligations	Total	Nine Months Ending December 31, 2012	Year Ending December 31,
			2013	2014	2015	2016	Thereafter
Revolving lines of credit	$1,358	$1,358	$—	$—	$—	$—	$—
Revolving lines of credit — interest	47	47	—	—	—	—	—
Term and other loans — principal	7,410	3,725	2,279	1,169	59	60	118
Term and other loans — interest	223	132	65	17	4	3	2
Capital lease obligations (a)	238	85	99	44	10	—	—
Operating lease obligations (a)	33,274	5,714	7,213	6,085	4,561	4,075	5,626
Other long-term liabilities (b)	154	13	18	19	19	20	65
Other and miscellaneous (a)	444	444	—	—	—	—	—

	$43,148	$11,518	$9,674	$7,334	$4,653	$4,158	$5,811

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.
(b)	We have other long term liabilities on our balance sheet amounting to $9.8 million, of which $9.6 million are not shown on this table. Of the $9.6 million, $1.4 million relates to our obligations to employees and directors under our deferred compensation plan, and $4.8 million relates to a mandatory termination payment for Italian employees called “Trattamento di Fine Rapporto” that is required by Italian law. Payments under both of these contractual obligations are due upon employees’ termination of service.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three months ended March 31, 2012 by approximately $0.2 million. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

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

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The risk factors contained in that report could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, we did not sell any equity securities not registered under the Securities Act of 1933, as amended.

The following table provides information on purchases of our common shares outstanding made by us during the three months ended March 31, 2012. We repurchased 129 shares of common stock from certain employees to cover tax withholding obligations from the vesting of stock at a weighted average price of $25.84 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1–31, 2012	—	$—	n/a	n/a
February 1–29, 2012	—	—	n/a	n/a
March 1–31, 2012	129	25.84	n/a	n/a

Total	129	$25.84	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report:

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

FUEL SYSTEMS SOLUTIONS, INC.

Date: May 3, 2012	By:	/s/ PIETRO BERSANI
Pietro Bersani
Chief Financial Officer