Form 10-Q
period 2012-06-30
Fuel Systems Solutions, Inc.
filed 2012-08-08
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2012:

20,023,509 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$63,866	$96,740
Short-term investments	11,370	—
Accounts receivable, less allowance for doubtful accounts of $2,818 and $2,665 at June 30, 2012 and December 31, 2011, respectively	76,412	62,551
Inventories	110,510	103,382
Deferred tax assets, net	6,896	6,512
Other current assets	12,111	19,125
Related party receivables, net	7,018	10,975

Total current assets	288,183	299,285
Equipment and leasehold improvements, net	59,186	59,051
Goodwill, net	57,783	58,968
Deferred tax assets, net	5,277	363
Intangible assets, net	27,115	29,422
Other assets	958	1,187
Long-term investment	7,159	884
Related party receivables	—	842

Total Assets	$445,661	$450,002

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$53,760	$54,816
Accrued expenses	38,314	36,230
Income taxes payable	1,794	2,517
Current portion of term loans and debt	3,175	6,367
Deferred tax liabilities, net	166	82
Related party payables	4,236	4,680

Total current liabilities	101,445	104,692
Term and other loans	2,513	3,698
Other liabilities	9,322	7,885
Deferred tax liabilities	3,414	3,905

Total Liabilities	116,694	120,180

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,091,622 issued and 20,023,509 outstanding at June 30, 2012; and 20,089,591 issued and 20,014,065 outstanding at December 31, 2011	20	20
Additional paid-in capital	319,057	318,632
Shares held in treasury, 8,642 and 16,055 shares at June 30, 2012 and December 31, 2011, respectively	(322)	(523)
Retained Earnings	21,303	15,357
Accumulated other comprehensive loss	(11,091)	(3,664)

Total Equity	328,967	329,822

Total Liabilities and Equity	$445,661	$450,002

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$108,951	$116,598	$206,341	$207,416
Cost of revenue	79,844	89,514	154,672	158,706

Gross profit	29,107	27,084	51,669	48,710
Operating expenses:
Research and development expense	8,263	7,161	15,163	13,548
Selling, general and administrative expense	14,614	13,549	29,234	25,804

Total operating expenses	22,877	20,710	44,397	39,352

Operating income	6,230	6,374	7,272	9,358
Other income (expense), net	357	378	150	(33)
Interest income, net	11	200	91	388

Income from operations before income taxes and non-controlling interest	6,598	6,952	7,513	9,713
Income tax benefit (expense)	550	(3,096)	(1,567)	(5,433)

Net income	7,148	3,856	5,946	4,280
Less: Net income attributable to non-controlling interests	—	(46)	—	(96)

Net income attributable to Fuel Systems Solutions, Inc	7,148	$3,810	5,946	$4,184

Net income per share attributable to Fuel Systems Solutions, Inc:
Basic	$0.36	$0.19	$0.30	$0.21

Diluted	$0.36	$0.19	$0.30	$0.21

Number of shares used in per share calculation:
Basic	20,019,779	19,968,530	20,017,049	19,945,063

Diluted	20,049,993	20,101,404	20,059,306	20,079,894

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands); (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$7,148	$3,856	$5,946	$4,280
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(12,768)	4,450	(7,370)	17,311
Unrealized (loss) on investments:
Unrealized holding (loss) arising during period	(35)	—	(57)	—

Other comprehensive (loss) income, net of tax	(12,803)	4,450	(7,427)	17,311
Comprehensive (loss) income	(5,655)	8,306	(1,481)	21,591
Less: net income attributable to the non-controlling interest	—	(46)	—	(96)
Less: foreign currency translation adjustment attributable to the non-controlling interest	—	(58)	—	(299)

Comprehensive (loss) income attributable to Fuel Systems Solutions, Inc.	$(5,655)	$8,202	$(1,481)	$21,196

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands); (Unaudited)

	Six Months Ended June 30,
	2012	2011
Net income	$5,946	$4,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	5,142	5,316
Amortization of intangibles arising from acquisitions	3,540	3,765
Provision for doubtful accounts	372	399
Provision for related party loan receivable	828	—
Write down of inventory	1,202	1,170
Deferred income taxes	(5,825)	866
Unrealized loss on foreign exchange transactions, net	424	243
Compensation expense related to equity awards	608	637
Loss (gain) on disposal of equipment and leasehold improvements	275	(138)
Reduction of contingent consideration	—	(605)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(14,551)	(14,973)
Increase in inventories	(8,574)	(6,609)
Decrease in other current assets	3,621	3,862
Decrease in other assets	212	90
Increase in accounts payable	1,325	10,358
(Decrease) increase in income taxes payable	(667)	1,233
Increase (decrease) in accrued expenses	6,604	(1,824)
Receivables from/payables to related party, net	3,348	1,863
Decrease in long-term liabilities	(376)	(208)

Net cash provided by operating activities	3,454	9,725

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(7,082)	(6,597)
Purchase of investments	(18,277)	—
Acquisition, net of cash acquired	(5,700)	(13,441)
Amount in restricted cash for acquisition of non-controlling interest	2,820	(3,179)
Other	133	423

Net cash used in investing activities	(28,106)	(22,794)

Cash flows from financing activities:
Decrease in callable revolving lines of credit, net	(2,204)	(415)
Payments on term loans and other loans	(1,837)	(2,219)
Increase in treasury shares due to employee tax withholding	(3)	—
Proceeds from exercise of stock options	11	16
Proceeds of common shares held in trust, net	10	—
Acquisition of non-controlling interest	(2,820)	(7,498)

Net cash used in financing activities	(6,843)	(10,116)

Decrease in cash and cash equivalents	(31,495)	(23,185)
Effect of exchange rate changes on cash	(1,379)	5,299

Net decrease in cash and cash equivalents	(32,874)	(17,886)
Cash and cash equivalents at beginning of period	96,740	124,775

Cash and cash equivalents at end of period	$63,866	$106,889

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment in accounts payable	$929	$1,423
Acquisition of non-controlling interest in accrued expenses	$—	$3,598

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2011 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended June 30, 2012 and 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2012, or for any future period.

In an effort to more appropriately align the structure and business activities within Fuel Systems, beginning with the second quarter of 2012, management reorganized operations into the following segments: FSS Automotive and FSS Industrial (see Note 17). Certain prior period amounts have been reclassified to conform to the current period presentation. In addition, the Company has revised its Statement of Cash Flows for the three months ended March 31, 2012 to correct an error by properly presenting the January 15, 2012 payment of €2.2 million (approximately $2.8 million), related to the acquisition of MTE S.r.L and previously included as restricted cash (see Note 12). The effect of the revision is to decrease net cash used in investing activities and increase net cash used in financing activities. This revision is not considered material to the previously issued financial statements.

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

The results of operations of Cubogas have been included in the accompanying consolidated statements of operations from the date of acquisition within the FSS Automotive operating segment.

The purchase price has been allocated based on management’s preliminary estimates as follows (in thousands):

Accounts receivable	$1,692
Inventory	2,190
Other tangible assets	1,192
Intangible assets subject to amortization	1,613
Goodwill	244

Total assets acquired	6,931
Less: total liabilities	(283)

Total net assets recorded	$6,648

The gross contractual amount and the estimated fair value of the receivables acquired were identical and equal to $1.7 million. The Cubogas purchase agreement includes a provision for reimbursement by the seller of uncollected receivable and, consequently, the Company estimated that the entire cash flows will be collected.

Of the $1.6 million of acquired intangible assets, $0.8 million relates to developed technology with a useful life of 5 years , $0.7 million relates to trademarks with useful lives of 3 to 5 years, and $0.1 million to customer relationships with a useful life of 6 years. The purchase of the Cubogas trademarks, of the Nuovo Pignone manufacturing license for vertical reciprocating compressors, and of three years license to use the “Dresser” trademark in connection with the manufacture, development and distribution of former Dresser CNG compressor systems, as well as the worldwide association of these brands with innovative fueling technologies, were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $0.2 million (€ 0.2 million). The acquired goodwill is deductible for tax purposes.

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

The results of operations of AFS have been included in the accompanying consolidated statements of operations from the date of acquisition within the FSS Industrial operating segment.

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

Acquisition of NaturalDrive Partners LLC

On April 18, 2011, through its wholly owned subsidiary IMPCO US, the Company completed the purchase of NaturalDrive, a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The transaction is valued at $6.0 million, comprised of $4.5 million in cash and $1.5 million of Fuel Systems’ stock paid at closing. More specifically, the Company issued 52,317 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The transaction also includes provisions for earn-out payments totaling up to $6.75 million in the form of Fuel Systems stock, which would be payable during the three years following closing based upon achievement of business volume and general milestones. The earn-out will be paid in three equal installments of $1.5 million no later than 90 days after the end of each yearly period ending in March 2012, March 2013, and March 2014 if specified target customer volumes for the year are achieved, and reasonable progress is made on the general milestones. The first installment of $1.5 million was not paid as customer volumes were not achieved (see Note 16). In the case the earn-out for a specific period is determined to be payable in accordance with the aforementioned target customer volumes and additional GM value thresholds are met for the same period, the earn-out shares for the applicable period will be multiplied by a factor of 1.5 for purposes of determining the number of earn-out shares payable. The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $6.75 million. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, contemplating various scenarios for the earnout levels, with probability ranging from approximately 10% to approximately 60%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects the Company’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.0% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which we believe is appropriate and representative of a market participant assumption once considered the earnout conditions. As of the closing date of the acquisition, the NaturalDrive contingent consideration was assigned a fair value of approximately $1.4 million (see Note 16). Changes to the fair value of the contingent consideration are determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. The Company believes that the model used in the determination of the fair value of the NaturalDrive contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue, and other factors.

The results of operations of NaturalDrive have been included in the accompanying consolidated statements of operations from the date of acquisition within the FSS Industrial operating segment.

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

The Company maintains investments in trading securities in connection with its non-qualified Deferred Compensation Plan, whereby selected key employees and directors may elect to defer a portion of their compensation each year. The Company’s investments associated with its Deferred Compensation Plan consist of mutual funds that are publicly traded and for which inputs are directly or indirectly observable in the marketplace. These trading securities are reported at fair value, with unrealized gains and losses included in earnings. In addition, the Deferred Compensation liability includes the value of deferred shares of the Company’s common stock, which is publicly traded and for which current market prices are readily available. The fair market value of the investments in the Deferred Compensation Plan is included in long term investments, with the corresponding deferred compensation obligation included in other liabilities on the Condensed Consolidated Balance Sheets. Changes in the fair value of the benefits payable to participants and investments are both recognized as component of compensation expense. The net impact of changes in fair value was not material.

Cash, cash equivalents, and investments consist of the following (in thousands):

	As of
	June 30, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$43,866	$96,740
Money market funds	20,000	—

Total cash and cash equivalents	$63,866	$96,740
Investments:
Available for sale securities:
German Government bonds (1)	17,673	—
Trading securities:
Deferred Compensation Plan assets	856	884

Total investments	$18,529	$884

Short term investments	$11,370	$—

Long term investments	$7,159	$884

Note	(1): The contractual maturity dates are December 14, 2012 and March 14, 2014.

The following tables summarize unrealized gains and losses related to the Company’s investments designated as available-for-sale (in thousands):

	As of June 30, 2012
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$18,277	$—	$(57)	$(547)	$17,673

Total	$18,277	$—	$(57)	$(547)	$17,673

There were no gross realized gains and/or losses on available for sale securities for the six months ended June 30, 2012.

Unrealized losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the three months ended June 30, 2012 and 2011 were $0.2 million, and $0.1 million, respectively. Unrealized losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the six months ended June 30, 2012 and 2011 were approximately $0.1 million in both periods.

As of June 30, 2012, the Company did not have any investments in available for sale marketable securities that were in an unrealized loss position for a period of 12 months or greater.

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

Level 3—Unobservable inputs that are supported by little or no market activities, based primarily on internal valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants.

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

		Fair value measurement at reporting date using
	As of June 30, 2012	Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$20,000	$20,000	$—	$—
Available for sale securities:
German Government bonds	17,673	17,673	—	—
Trading securities:
Deferred Compensation Plan assets	856	—	856	—

Total	$38,529	$37,673	$856	$—

		Fair value measurement at reporting date using
	As of December 31, 2011	Level 1	Level 2	Level 3
Assets (in thousands):
Trading securities:
Deferred Compensation Plan assets	$884	—	$884	$—

Total	$884	$—	$884	$—

6.	Inventories

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

	As of
	June 30, 2012	December 31, 2011
Raw materials and parts	$58,874	$54,247
Work-in-process	2,483	2,733
Finished goods	46,409	43,711
Inventory on consignment	2,744	2,691

Total inventories	$110,510	$103,382

7.	Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	June 30, 2012	December 31, 2011
Dies, molds, and patterns	$5,465	$5,310
Machinery and equipment	60,462	60,269
Office furnishings and equipment	16,586	16,118
Automobiles and trucks	4,429	4,398
Leasehold improvements	21,368	20,687

Total equipment and leasehold improvements	108,310	106,782
Less: accumulated depreciation	(49,124)	(47,731)

Equipment and leasehold improvements, net of accumulated depreciation	$59,186	$59,051

Depreciation expense related to equipment and leasehold improvements was $2.5 million and $2.7 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense related to equipment and leasehold improvements was $5.1 million and $5.3 million for the six months ended June 30, 2012 and 2011, respectively.

8.	Goodwill and Intangibles

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2012 are as follows (in thousands):

	FSS Automotive	FSS Industrial	Total
Goodwill, gross	$50,074	$15,257	$65,331
Accumulated impairment losses	(3,530)	(2,833)	(6,363)

Net balance as of December 31, 2011	$46,544	$12,424	$58,968

New acquisitions	244	—	244
Currency translation as of June 30, 2012	(1,360)	(69)	(1,429)

Goodwill, gross	$48,857	$15,188	$64,045
Accumulated impairment losses	(3,429)	(2,833)	(6,262)

Net balance as of June 30, 2012	$45,428	$12,355	$57,783

The annual review of the Company’s Canadian reporting unit performed during the three months ended June 30, 2012 resulted in no impairment. The annual review for all other reporting units is performed during the fourth quarter.

At June 30, 2012 and December 31, 2011, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of June 30, 2012			As of December 31, 2011
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	6.2	$27,061	$(14,503)	$12,558	$26,828	$(13,461)	$13,367
Customer relationships	8.4	21,559	(10,226)	11,333	21,760	(8,717)	13,043
Trade name	6.1	4,877	(1,912)	2,965	4,317	(1,700)	2,617
Non-compete agreements	3.0	1,239	(980)	259	1,271	(876)	395

Total		$54,736	$(27,621)	$27,115	$54,176	$(24,754)	$29,422

Amortization expense related to existing technology and customer relationships of $1.4 million and $1.8 million for the three months ended June 30, 2012 and 2011, respectively, and of $3.1 million and $3.4 million for the six months ended June 30, 2012 and 2011, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.2 million and $0.2 million for three months ended June 30, 2012 and 2011, respectively, and of $0.4 million and $0.3 million for six months ended June 30, 2012 and 2011, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Six months ending December 31, 2012	$2,971
2013	5,551
2014	4,988
2015	4,411
2016	3,506
2017	2,498
Thereafter	3,190

$27,115

9.	Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability, included within Accrued expenses on the Condensed Consolidated Balance Sheets, during the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$11,429	$11,911	$10,425	$12,376
Additions/adjustments from acquisitions	(323)	60	275	60
Provisions charged to costs and expenses	1,046	559	1,920	1,251
Settlements and other adjustments	(847)	(1,815)	(1,461)	(3,497)
Effect of foreign currency translation	(364)	132	(218)	657

Balance at end of period	$10,941	$10,847	$10,941	$10,847

10.	Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2012 was (8.3)% compared to an effective tax rate of 44.5% for the three months ended June 30, 2011. The Company’s effective tax rate for the six months ended June 30, 2012 was 20.9% compared to an effective tax rate of 55.9% for the six months ended June 30, 2011.

The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. During the three months ended June 30, 2012, we determined that the recoverability of the net deferred tax assets of our Canadian entities was more likely than not. As a result, the Company released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation allowance was based upon the recent history of earnings of our Canadian entities, forecasted future earnings of this group, and a planned merger of our Canadian operations into a single legal entity, which will allow the netting, for income tax reporting purposes, of income with losses incurred within this group. In addition, in the period ended June 30, 2012, we recorded a benefit of approximately $0.4 million related to a change in the Canadian statutory income tax rate, a benefit of approximately $0.4 million related to a beneficial income tax election made with respect to our Italian operations, all offset by approximately $0.9 million for a tax assessment related to our Italian income tax filings for the 2010 period.

The Company continues to believe that the likelihood of recoverability of the net deferred tax assets for the US and certain foreign jurisdictions is less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on the entire deferred tax assets in such loss jurisdictions.

The change in the effective tax rate is primarily a result of the release of the valuation allowance, as well as of the fluctuation of earnings in the various jurisdictions and of the losses incurred in the United States and certain foreign jurisdictions (“loss jurisdictions”), for which no tax benefit has been recorded. For the three months ended June 30, 2012 and 2011, the Company incurred a pre-tax loss of approximately $4.4 million and $2.5 million, respectively, in the loss jurisdictions. For the six months ended June 30, 2012 and 2011, the Company incurred a pre-tax loss of approximately $9.3 million and $6.3 million, respectively, in the loss jurisdictions.

As of June 30, 2012, the Company had approximately $7.3 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the three and six months ended June 30, 2012. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

11.	Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	Available as of June 30, 2012	As of
		June 30, 2012	December 31, 2011
(a) Revolving lines of credit – Italy and Argentina	$11,883	$248	$2,513
(b) Revolving lines of credit – USA	13,000	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	696	1,418
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	4,192	5,395
(e) Other indebtedness	—	552	739

	$24,883	5,688	10,065
Less: current portion		3,175	6,367

Non-current portion		$2,513	$3,698

At June 30, 2012, the Company’s weighted average interest rate on outstanding debt was 1.9%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at June 30, 2012. The fair value of the debt obligations approximated the recorded value as of June 30, 2012 and December 31, 2011 and represents a level 3 measurement within the fair value hierarchy (see Note 5).

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $7.0 million which is unsecured and $1.9 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.7% to 4.7% as of June 30, 2012. At June 30, 2012 and December 31, 2011, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $3.2 million. These lines are unsecured with approximately $0.2 million and $2.5 million outstanding at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, the interest rates for the lines of credit in Argentina ranged from 3.8% to 22.5%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of June 30, 2012, the Company and IMPCO Technologies, Inc. (“IMPCO US”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO US intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO US’s payments. At June 30, 2012 and December 31, 2011, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. dollar equivalent of which does not exceed $75 million. At June 30, 2012, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC S.r.L. (“BRC”), a subsidiary of the Company that was merged into MTM during 2011, entered into a five and a half year unsecured term loan agreement with Intesa San Paolo S.p.A. of Italy pursuant to which BRC received €5.0 million (approximately $6.3 million). The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.3% and 2.0% at June 30, 2012 and December 31, 2011, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At June 30, 2012 and December 31, 2011, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.1% and 2.8% at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, the amount outstanding was $0.7 million and $1.4 million, respectively.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM, a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa pursuant to which MTM may borrow up to €15.0 million (approximately $18.9 million) to be used for the acquisition of Distribuidora Shopping, as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $4.2 million and $5.4 million were outstanding on this financing agreement as of June 30, 2012 and December 31, 2011, respectively. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At June 30, 2012, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping, a subsidiary of the Company, and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans involving the Company’s foreign subsidiaries. These term loans are used primarily to fund the operations of these subsidiaries and bear interest of 2.0%.

12.	Equity

The following table summarizes the changes in equity for the six month period ended June 30, 2012 (in thousands, except for share amounts):

	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2011	20,014,065	$20	$318,632	$(523)	$15,357	$(3,664)	$329,822
Net income	—	—	—	—	5,946	—	5,946
Foreign currency translation adjustment	—	—	—	—	—	(7,370)	(7,370)
Unrealized net loss on investments, net of tax	—	—	—	—	—	(57)	(57)
Issuance and vesting of restricted common stock relating to acquisition of Evotek	—	—	500	—	—	—	500
Issuance of common stock upon exercise of stock options	1,200	—	11	—	—	—	11
Issuance and vesting of stock options	—	—	15	—	—	—	15
Issuance and vesting of restricted stock, net of shares withheld for employee tax	8,244	—	(101)	191	—	—	90
Shares held in trust for deferred compensation plan, at cost	—	—	—	10	—	—	10

Balance, June 30, 2012	20,023,509	$20	$319,057	$(322)	$21,303	$(11,091)	$328,967

Purchase of remaining 50% interest in MTE S.r.l.

On June 1, 2011, the Company purchased the remaining 50% ownership interest in MTE S.r.l. (“MTE”), for €7.5 million (approximately $10.4 million), of which €5.3 million (approximately $7.5 million), was paid on the closing date, with the remaining balance of €2.2 million (approximately $2.9 million) classified as restricted cash in Other Current Assets at December 31, 2011 as a guarantee towards possible indemnification obligations of the seller until its payment, which was subsequently paid on January 15, 2012 in accordance with the terms of the agreement. Further performance payments of up to €1.0 million (approximately $1.3 million) in cash may be made no later than 5 days after May 31, 2014 based on the achievement of 2012 and 2013 gross profit targets . The range of undiscounted amounts we may be required to pay for these earnout payments is between $0.0 and $1.3 million (€0.0 to €1.0 million). (see Note 16).

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

In December 2011, the Company’s Board of Directors approved the 2011 Stock Option Plan, which was subsequently approved by the shareholders on May 23, 2012, and which provides the Company an additional 300,000 options for issuance. Under the 2011 Stock Option Plan, the Company’s Board of Directors granted 62,500 options in December 2011.

No options were granted in 2010 and 2009. Options previously granted under the Company’s stock option plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Under the Company’s 2009 Restricted Stock Bonus Plan, which was approved by shareholders on August 27, 2009 and replaced the 2006 Incentive Bonus Plan, the Company’s Board of Directors may grant restricted stock to officers, employees and non-employee directors.

Stock-based compensation expense for the three and six months ending June 30, 2012 and 2011 was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$5	$2	$5	$6
Research and development expense	251	254	502	508
Selling, general and administrative expense	51	66	101	123

	$307	$322	$608	$637

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits as a result of the net operating loss carryforward position for United States income tax purposes.

Stock-Based Compensation Activity – Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares. The following table displays stock option activity including the weighted average stock option prices for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	57,750	$11.28	1.8 yrs	$304
Granted	62,500	15.97
Exercised	(1,200)	9.20
Forfeited	(10,000)	15.97

Outstanding at June 30, 2012	109,050	$13.56	5.3 yrs	$343

Vested and exercisable at June 30, 2012	56,550	$11.33	1.3 yrs	$306

The aggregate intrinsic value as of a particular date is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period. During the three months ended June 30, 2012 and 2011, the aggregate intrinsic value of options exercised under the Company’s stock option plans was zero and $44,000, respectively, determined as of the date of option exercise. During the six months ended June 30, 2012 and 2011, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $22,000 and $44,000, respectively, determined as of the date of option exercise.

As of June 30, 2012, total unrecognized stock-based compensation cost related to unvested stock option was $0.5 million, which is expected to be recognized over a weighted-average period of 9.5 year. As of June 30, 2011, all stock options granted under the Company’s approved stock options plans had fully vested and as such, all compensation costs had been recognized in prior periods.

Stock-Based Compensation Activity – Restricted Stock

A summary of unvested restricted stock awards as of June 30, 2012 and changes during the six month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	10,088	$22.06
Granted	11,478	15.69
Vested	(8,373)	22.59
Forfeited	—	—

Nonvested at June 30, 2012	13,193	$16.18

As of June 30, 2012 and June 30, 2011, total unrecognized stock-based compensation cost related to unvested restricted stock was $0.2 million, which is expected to be recognized over a weighted-average period of 1.2 year, respectively.

14.	Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Fuel Systems Solutions, Inc.	$7,148	$3,810	$5,946	$4,184

Denominator:
Denominator for basic earnings per share — weighted average number of shares	20,019,779	19,968,530	20,017,049	19,945,063
Effect of dilutive securities:
Employee stock options	29,333	34,603	41,173	35,700
Unvested restricted stock	881	9,064	1,084	9,924
Shares held in escrow	—	89,207	—	89,207

Dilutive potential common shares	20,049,993	20,101,404	20,059,306	20,079,894

Net income per share attributable to Fuel Systems Solutions, Inc.:
Basic	$0.36	$0.19	$0.30	$0.21

Diluted	$0.36	$0.19	$0.30	$0.21

For the three and six months ended June 30, 2012 and 2011 stock awards to purchase 59,903 and 806 shares of common stocks, respectively, were excluded in the computation of diluted net income per share as the effect would be anti-dilutive.

15.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011 representing related party transactions with the Company:

	As of
	June 30, 2012	December 31, 2011
Current Receivables with related parties:
TCN S.r.L. (a)	$11	$7
Bianco SPA (c)	375	295
Ningbo Topclean Mechanical Technology Co. Ltd. (g)	285	315
IMCOS Due S.r.L. (h)	91	—
Others (j)	8	19
Current Receivables with JVs and related partners:
Rohan BRC (d)	3,917	4,693
PDVSA Industrial S.A. (e)	2,331	5,646

	$7,018	$10,975

Non-Current Receivables with JVs and related partners:
Rohan BRC (d)	$—	$842

	$—	$842

Current Payables with related parties:
Europlast S.r.L. (a)	1,500	1,422
TCN S.r.L. (a)	1,358	1,434
TCN Vd S.r.L. (a)	745	1,244
A.R.S. Elettromeccanica (f)	344	516
Erretre S.r.L. (b)	47	14
IMCOS Due S.r.L. (h)	—	7
Grosso, de Rienzo, Riscossa e Associati (i)	226	—
Others (j)	15	43
Current Payable with JVs and related partners:
Rohan BRC (d)	1	—

	$4,236	$4,680

(a)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns, along with his brother, Pier Antonio Costamagna, 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L.
(b)	Erretre S.r.L. is 85% owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.
(c)	Bianco SPA is 100% owned by TCN S.r.L.
(d)	Rohan BRC is a joint venture which MTM owns 50% and is accounted for using the equity method.
(e)	PDVSA Industrial S.A. is a 70% owner of a joint venture (Sistemas De Conversion Del Alba, S.A.) with remaining 30% owned by the Company.
(f)	A.R.S. Elettromeccanica is owned by Biemmedue S.r.L., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(g)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L.
(h)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., 100% of Biemmedue S.r.L., 100% of B.R. Co S.r.L., and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.
(i)	One director of the Company is a partner of the law firm Grosso, de Rienzo, Riscossa e Associati.
(j)	Includes Biemmedue S.r.L. (see note (h) above), MTM Hydro S.r.L (see note (h) above), and Immobiliare IV Marzo (40% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna, and one employee of the Company).

The following table sets forth amounts (services and goods) purchased from and sold to related parties.

	(in thousands) Six Months Ended June 30,
	2012		2011
	Purchases	Sales	Purchases	Sales
Company:
Europlast S.r.L.	$2,661	$32	$2,407	$35
Biemmedue S.p.A.	27	31	33	59
TCN S.r.L	1,935	9	2,069	36
TCN Vd S.r.L	1,867	—	1,263	—
A.R.S. Elettromeccanica	1,059	—	936	—
Ningbo Topclean Mechanical Technology	619	—	281	—
Bianco Spa	79	479	441	266
Erretre S.r.L	100	—	70	—
Grosso, de Rienzo, Riscossa e Associati	234	—	84	—
Others	2	1	41	26
JVs and related partners:
Rohan BRC	1	4,925	1	5,526
PDVSA Industrial S.A.	—	2,948	—	2,850

	$8,584	$8,425	$7,626	$8,798

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. These lease agreements begin to expire in 2012, with the last agreement ending in 2016. The Company paid IMCOS Due S.r.L. lease payments of $1.0 million for the six months ended June 30, 2012 and 2011. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of $0.2 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012 and December 31, 2011, an advance payment from PDVSA Industrial S.A. of $1.2 million is included in accrued expenses on the Condensed Consolidated Balance Sheets.

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

Non-Current Receivable from Rohan BRC

In June 2009, the Company issued a three year loan of approximately $0.8 million (€650,000) to Rohan BRC Gas Equipment Company (“Rohan BRC”). In March 2010, the Company issued an additional three year loan of approximately $0.8 million (€650,000) to Rohan BRC.

As a result of accumulated losses at Rohan BRC, the Company’s original investment balance in Rohan BRC had been reduced to zero. In addition, the Company has been recognizing its proportionate share of Rohan BRC’s losses and recording these losses against the loan receivable. For the six months ended June 30, 2012, the Company had recorded less than $0.1 million of losses against the loan receivable. As of June 30, 2012, the Company had recorded cumulative loses of approximately $0.8. During the three months ended June 30, 2012, as a result of not collecting the initial loan, management determined that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and has recorded an allowance for approximately $0.8 million, resulting in a net receivable balance of zero at June 30, 2012. For the six months ended June 30, 2011, the Company had recorded approximately $0.5 million of losses against the loan receivable, resulting in a net receivable balance of approximately $1.4 million.

16.	Contingencies

(a) Contingencies

The Company is subject to certain claims that arise in the ordinary course of business. The Company is currently party to claims for wages brought by former DOEM temporary employees. At December 31, 2011, the Company had accrued $2.4 million (€1.8 million) in relation to such claims. During the quarter ended June 30, 2012 the Company settled claims for an amount equal to approximately $1.3 million (€0.9 million). The remaining accrual as of June 30, 2012 totals approximately $1.1 million (€0.9 million), which is believed to be a reasonable estimation of probable loss, as the period during which new claims could be brought against the Company has expired.

(b) Liability for Contingent Consideration

Liability for Contingent Consideration—MTE

In connection with the purchase of the remaining 50% interest in MTE, the Company may be required to pay up to $1.3 million (€1.0 million) in earnout payments upon achievement of 2012 and 2013 gross profit targets. The range of undiscounted amounts the Company may be required to pay for these earnout payments is between $0.0 and $1.3 million (€0.0 to €1.0 million). In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, with probability ranging from approximately 10% to approximately 40%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.1% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believes is appropriate and representative of a market participant assumption once the earnout conditions are considered. As of the closing date of the acquisition, as of December 31, 2011, and as of June 30, 2012, the MTE contingent consideration was assigned a fair value of approximately $0.4 million. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the MTE contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, and alternative strategies that management may pursue and other factors.

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

The threshold targets triggering the first earnout payment of $1.5 million, which was payable 90 days after the yearly period ending March 31, 2012, were not achieved. The Company had anticipated this event and had reduced the fair value of the contingent consideration during 2011. The balance of the NaturalDrive contingent consideration liability as of June 30, 2012 and December 31, 2011 was equal to $0.9 million.

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

Business Segments. In an effort to more appropriately align the structure and business activities within Fuel Systems, beginning with the second quarter of 2012, management reorganized operations into the following segments: FSS Automotive and FSS Industrial. FSS Automotive consists of our passenger and light duty commercial transportation, automotive OEM and aftermarket, and transportation infrastructure operations, as well as the US Automotive unit. FSS Industrial consists of our industrial mobile and stationary equipment and auxiliary power unit (APU), and our heavy duty commercial transportation operations. For comparison purposes, the previously reported financial information by business segments was reclassified to reflect the reorganization of these segments.

Corporate expenses consist of general and administrative expenses at the Fuel Systems corporate level. Intercompany sales between FSS Industrial and FSS Automotive have been eliminated in the results reported.

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies contained in the Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Financial Information by Business Segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2012	2011	2012	2011
FSS Industrial	$30,667	$33,483	$64,397	$62,462
FSS Automotive	78,284	83,115	141,944	144,954

Total	$108,951	$116,598	$206,341	$207,416

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income (Loss):	2012	2011	2012	2011
FSS Industrial	$2,258	$3,780	$6,886	$7,291
FSS Automotive	5,167	3,857	3,801	4,653
Corporate Expenses (1)	(1,195)	(1,263)	(3,415)	(2,586)

Total	$6,230	$6,374	$7,272	$9,358

(1)	Represents corporate expense not allocated to either of the business segments.

	As of
	June 30, 2012	December 31, 2011
Total Assets:
FSS Industrial	$115,725	$122,436
FSS Automotive	329,813	328,147
Corporate (1)	194,899	203,796
Eliminations	(194,776)	(204,377)

Total	$445,661	$450,002

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

18.	Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three and six months ended June 30, 2012 and 2011, no customers represented more than ten percent of consolidated sales.

Accounts Receivable

At June 30, 2012 and December 31, 2011, no customers represented more than ten percent of consolidated accounts receivable.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, economic uncertainties caused by political instability in certain of the markets we do business in, our ability to realign costs with current market conditions, fluctuations with regard to the timing of future business for our US automotive market, as well as the risks and uncertainties included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and our other periodic reports filed with the SEC. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

For the three months ended June 30, 2012, revenue decreased approximately 6.6%, operating income decreased 2.3%, and basic and diluted EPS increased by approximately $0.17 compared to the prior year period. While the revenue decrease was driven primarily by the weakening of local currencies compared to the US dollar, which negatively impacted revenue by $9.6 million, our DOEM conversion volumes in Italy were stronger than they have been in several quarters. This strong performance also impacted our gross margins as factory utilization and gross profit have been closely tied to DOEM volume levels in Italy. We continue to increase our spending as it relates to our research and development specifically in the US automotive market. While these factors lead to a slight decrease in our operating income for the three months ended June 30, 2012, we recognized a tax benefit related to the release of a valuation allowance of $5.0 million, which impacted basic and diluted EPS by $0.25.

For the six months ended June 30, 2012, revenue decreased less than 1%, operating profit decreased 22.3%, and basic and diluted EPS increased by approximately $0.09 compared to the prior year period. While the revenue decrease was driven primarily by the weakening of local currencies compared to the US dollar, which negatively impacted revenue by $12.3 million, most of our major product lines showed revenue improvement compared to the prior year period, in local currency dollars. In addition, we incurred higher material costs due to the product mix, higher compensation and consulting costs which resulted in a decrease in operating profit. In addition, we recognized a tax benefit related to the release of a valuation allowance of $5.0 million, which impacted basic and diluted EPS by $0.25.

Net cash provided by operations was $16.5 million and $3.5 million for the three and six months ended June 30, 2012, respectively. Our net cash position, including marketable securities (excluding Deferred Compensation Plan assets), of $75.9 million provides us with adequate capital for working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets.

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

Effective in the second quarter of 2012, our foreign subsidiaries ceased sales to Iran, both directly into Iran and to distributors outside Iran which were known to be for shipment into Iran, and we have begun to implement a prohibition on new business with Iran, direct or indirect, throughout our Company. In addition, we are in the process of informing all our distributors and agents that they are also prohibited from direct and indirect sales to Iran.

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

Results of Operations

In an effort to more appropriately align the structure and business activities within Fuel Systems into two operating segments, starting with the current quarter, management reorganized operations into the following segments: FSS Automotive, consisting of our passenger and light duty commercial transportation, automotive OEM and aftermarket , and transportation infrastructure operations , as well as the US Automotive unit ; and FSS Industrial , consisting of our industrial mobile and stationary equipment and auxiliary power unit (APU), and the heavy duty commercial transportation operations.

Results of Operations—Three Months Ended June 30, 2012

(Amounts in the tables in thousands, except percentages)

REVENUES

	Three Months Ended June 30,		Change	Percent Change
	2012	2011
FSS Industrial	$30,667	$33,483	$(2,816)	(8.4%)
FSS Automotive	78,284	83,115	(4,831)	(5.8%)

Total Revenues	$108,951	$116,598	$(7,647)	(6.6%)

FSS Industrial. The decrease in revenue primarily relates to a decrease in demand in the North American & European markets of approximately $3.7 million including approximately $0.4 million from our auxiliary power unit business. This decrease was partially offset by an increase in the heavy duty business in Asia of approximately $0.9 million. Included in the results discussed above is the weakening of local currencies compared to the US dollar which negatively impacted revenues by approximately $1.3 million for the three months ended June 30, 2012.

FSS Automotive. The decrease in revenue was due primarily to the weakening of local currencies compared to the US dollar which negatively impacted revenue by $8.3 million. Excluding the impact of foreign currency, DOEM conversions for the second quarter of 2012 increased approximately $2.6 million (primarily in Italy, offset by lower US conversions) compared to the prior year period, while our compressor sales increased approximately $2.3 million during the second quarter of 2012 compared to the prior year period. These increases were partially offset by a slight decline in our aftermarket and OEM kit sales. We expect quarterly revenue from the US automotive market to be closely tied to orders from OEMs and, as a result, significant fluctuations may occur period to period.

COST OF REVENUE

	Three Months Ended June 30,		Change	Percent Change
	2012	2011
FSS Industrial	$23,223	$25,724	$(2,501)	(9.7%)
FSS Automotive	56,621	63,790	(7,169)	(11.2%)

Total Cost of Revenues	$79,844	$89,514	$(9,670)	(10.8%)

FSS Industrial. The decrease primarily relates to the decrease in material costs associated with lower volumes. Included in the results discussed above is the weakening of local currencies compared to the US dollar which decreased cost of revenue by approximately $1.0 million for the three months ended June 30, 2012.

FSS Automotive. The decrease was due primarily to the weakening of local currencies compared to the US dollar which had a positive impact on cost of revenue of approximately $6.3 million. The remaining decrease relates primarily to lower material costs associated with the aftermarket volumes and DOEM volumes in the US market. Our gross margins for FSS Automotive improved from the prior year period due to the higher DOEM conversion volumes in Italy offset by lower volumes in the US market. We expect the pressure on FSS Automotive gross margins to continue until volumes associated with the US automotive market increase, which will better absorb fixed costs.

RESEARCH & DEVELOPMENT

	Three Months Ended June 30,		Change	Percent Change
	2012	2011
FSS Industrial	$1,629	$1,371	$258	18.8%
FSS Automotive	6,634	5,790	844	14.6%

Total Research and Development	$8,263	$7,161	$1,102	15.4%

FSS Industrial. The increase relates primarily to higher compensation and related expenses as well as approximately $0.1 million of additional full period costs associated with the acquisition of Alternative Fuel Systems in May 31, 2011.

FSS Automotive. Approximately $0.5 million of the increase relates to additional compensation and related expenses, as well as outside services and supplies, associated with new projects for the US automotive market, including the addition of an OEM bi-fuel vehicle, with OEM quality system solutions, as well as expansion of current products. In addition, we incurred approximately $0.6 million of costs associated with the continued investment in various international automotive projects including next generation products, OEM quality system solutions and expansion of current products as well as additional overhead costs associated with our new R&D facility in Italy. Included in the results discussed above is the weakening of local currencies compared to the US dollar which decreased research and development costs by approximately $0.4 million for the three months ended June 30, 2012.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended June 30,		Change	Percent Change
	2012	2011
FSS Industrial	$3,557	$2,608	$949	36.4%
FSS Automotive	9,862	9,678	184	1.9%
Corporate	1,195	1,263	(68)	(5.4%)

Total Selling, General & Administrative	$14,614	$13,549	$1,065	7.9%

FSS Industrial. The increase relates primarily to higher compensation and related expenses associated with our APU business of approximately $0.2 million, severance charges in the US of approximately $0.2 million, as well as higher consulting and outside services associated with the expansion of our production software system in Canada of approximately $0.1 million and approximately $0.1 million of additional full period costs associated with the acquisition of Alternative Fuel Systems in May 31, 2011.

FSS Automotive. The increase relates primarily an allowance for uncollectible loans of approximately $0.8 million and the reduction in the contingent consideration associated with the PCI acquisition of approximately $0.6 million for the three months ended June 30, 2011 partially offset by the weakening of local currencies compared to the US dollar which decreased costs of approximately $1.0 million for the three months ended June 30, 2012 as well as lower outside services & consultants.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses remained relatively consistent with the prior year quarter.

OPERATING INCOME/(LOSS)

	Three Months Ended June 30,		Change	Percent Change
	2012	2011
FSS Industrial	$2,258	$3,780	$(1,522)	(40.3%)
FSS Automotive	5,167	3,857	1,310	34.0%
Corporate Expenses (1)	(1,195)	(1,263)	68	5.4%

Total Operating Income	$6,230	$6,374	$(144)	(2.3%)

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the three months ended June 30, 2012 increased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended June 30, 2012, we recognized approximately $0.4 million in gain on foreign exchange compared to $0.1 million in losses on foreign exchange for the three months ended June 30, 2011, respectively. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Benefit/(Provision) for Income Taxes.

Income tax benefit for the three months ended June 30, 2012 was approximately $0.6 million representing an effective tax rate of (8.3)% compared with income taxes of $3.1 million, representing an effective tax rate 44.5%, for the three months ended June 30, 2011. During the three months ended June 30, 2012, we determined that the recoverability of the net deferred tax assets of our Canadian entities was more likely than not. As a result, the Company released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation allowance was based upon the recent history of earnings of our Canadian entities, forecasted future earnings of this group, and a planned merger of our Canadian operations into a single legal entity, which will allow the netting, for income tax reporting purposes, of income with losses incurred within this group. In addition, in the three months period ended June 30, 2012, we recorded a benefit of approximately $0.4 million related to a change in the Canadian statutory income tax rate, a benefit of approximately $0.4 million related to a beneficial income tax election made with respect to our Italian operations, which were all offset by approximately $0.9 million for a tax assessment related to our Italian income tax filings for the 2010 period. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the three months ended June 30, 2012 and 2011, the Company incurred a pre-tax loss of approximately $4.4 million and $2.5 million, respectively, in the loss jurisdictions. Accordingly, for the three months ended June 30, 2012, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the release of the valuation allowance, as well as of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded.

Results of Operations—Six Months Ended June 30, 2012

(Amounts in the tables in thousands, except percentages)

REVENUES

	Six Months Ended June 30,		Change	Percent Change
	2012	2011
FSS Industrial	$64,397	$62,462	$1,935	3.1%
FSS Automotive	141,944	144,954	(3,010)	(2.1%)

Total Revenues	$206,341	$207,416	$(1,075)	(0.5%)

FSS Industrial. The increase in revenue primarily relates to an increase in demand of approximately $2.8 million from our auxiliary power unit (APU) business as well as heavy duty business in Asia of approximately $2.1 million. This increase was partially offset by a decrease of approximately $1.4 million due to the demand for our other industrial products. Included in the results discussed above is the weakening of local currencies compared to the US dollar which negatively impacted revenues by approximately $1.6 million for the six months ended June 30, 2012.

FSS Automotive. The decrease in revenue was due primarily to the weakening of local currencies compared to the US dollar which negatively impacted revenue by $10.7 million. Excluding the impact of foreign currency, our compressor sales increased approximately $5.1 million and our aftermarket and OEM kit sales increased approximately $2.2 million. DOEM conversions for the full year remained relatively flat compared to the prior year although our conversions were higher in Italy offset by lower US conversions. We expect quarterly revenue from the US automotive market to be closely tied to orders from OEMs and, as a result, significant fluctuations may occur period to period.

COST OF REVENUE

	Six Months Ended June 30,		Change	Percent Change
	2012	2011
FSS Industrial	$47,460	$47,093	$367	0.8%
FSS Automotive	107,212	111,613	(4,401)	(3.9%)

Total Cost of Revenues	$154,672	$158,706	$(4,034)	(2.5%)

FSS Industrial. Although the cost of revenue expense remained flat compared to the prior year period, the weakening of local currencies compared to the US dollar decreased cost of revenue by approximately $1.2 million for the six months ended June 30, 2012 which was offset by higher material costs and overhead associated with the higher APU and heavy duty volumes.

FSS Automotive. The decrease was due primarily to the weakening of local currencies compared to the US dollar which decreased cost of revenue by approximately $8.1 million. This decrease was partially offset by higher material costs associated with the higher volumes from our aftermarket and OEM kits as well as compressors. Our gross margins for FSS Automotive improved from the prior year due to higher DOEM conversion volumes in Italy offset by lower volumes in the US market. We expect the pressure on FSS Automotive gross margins to continue until volumes associated with the US automotive market increase, which will better absorb fixed costs.

RESEARCH & DEVELOPMENT

	Six Months Ended June 30,		Change	Percent Change
	2012	2011
FSS Industrial	$3,195	$2,764	$431	15.6%
FSS Automotive	11,968	10,784	1,184	11.0%

Total Research and Development	$15,163	$13,548	$1,615	11.9%

FSS Industrial. The increase relates primarily to the full year costs associated with the acquisition of Alternative Fuel Systems in May 31, 2011.

FSS Automotive. The increase relates to additional compensation and related expenses, as well as outside services, associated with new projects for the US automotive market, of approximately $1.0 million, including the addition of an OEM bi-fuel vehicle, with OEM quality system solutions, as well as expansion of current products. In addition, we incurred approximately $0.7 million of costs associated with the continued investment in various international automotive projects including next generation products, OEM quality system solutions and expansion of current products as well as additional overhead costs associated with our new R&D facility in Italy. Included in the results discussed above is the weakening of local currencies compared to the US dollar which decreased research and development costs of approximately $0.5 million for the six months ended June 30, 2012.

SELLING, GENERAL & ADMINISTRATIVE

	Six Months Ended June 30,		Change	Percent Change
	2012	2011
FSS Industrial	$6,856	$5,314	$1,542	29.0%
FSS Automotive	18,963	17,904	1,059	5.9%
Corporate	3,415	2,586	829	32.1%

Total Selling, General & Administrative	$29,234	$25,804	$3,430	13.3%

FSS Industrial. The increase relates primarily to higher compensation and related expenses associated with our APU business of approximately $0.5 million, higher consulting and outside services associated with the expansion of our production software system in Canada of approximately $0.4 million, severance charges recorded in the US of approximately $0.2 million as well as full year costs associated with the acquisition of Alternative Fuel Systems in May 31, 2011 of approximately $0.2 million.

FSS Automotive. The increase relates primarily to an allowance for uncollectible loans of approximately $0.8 million, higher compensation and related expenses as well as higher consulting and outside services associated with the with the US automotive market of approximately $0.6 million and a reduction in the contingent consideration associated with the PCI acquisition of approximately $0.6 million for the six months ended June 30 2011. Included in the results discussed above is the weakening of local currencies compared to the US dollar which decreased research and development costs of approximately $1.3 million for the six months ended June 30, 2012.

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

OPERATING INCOME/(LOSS)

	Six Months Ended June 30,		Change	Percent Change
	2012	2011
FSS Industrial	$6,886	$7,291	$(405)	(5.6%)
FSS Automotive	3,801	4,653	(852)	(18.3%)
Corporate Expenses (1)	(3,415)	(2,586)	(829)	(32.1%)

Total Operating Income	$7,272	$9,358	$(2,086)	(22.3%)

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the six months ended June 30, 2012 decreased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the six months ended June 30, 2012 we recognized approximately $0.1 million in gain on foreign exchange compared to $0.4 million in losses on foreign exchange for the six months ended June 30, 2011, respectively. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes.

Income tax expense for the six months ended June 30, 2012 and 2011 was approximately $1.6 million and $5.4 million, representing an effective tax rate of 20.9% and 55.9%, respectively, and primarily consisted of the provision for our foreign operations. In addition, during the six months ended June 30, 2012, we determined that the recoverability of the net deferred tax assets in our Canadian entities was more likely than not. As a result, we released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation allowance was based upon the recent history of earnings of our Canadian entities, forecasted future earnings of this group, and a planned merger of our Canadian operations into a single legal entity, which will allow the netting, for income tax reporting purposes, of income with losses incurred within this group. In addition, in the six months period ended June 30, 2012, we recorded a benefit of approximately $0.4 million related to a change in the Canadian statutory income tax rate, a benefit of approximately $0.4 million related to a beneficial income tax election made with respect to our Italian operations, which were all offset by approximately $0.9 million for a tax assessment related to our Italian income tax filings for the 2010 period. A full valuation allowance continues to be maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the six months ended June 30, 2012 and 2011, the Company incurred a pre-tax loss of approximately $9.3 million and $6.3 million, respectively, in the loss jurisdictions. Accordingly, for the six months ended June 30, 2012, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the release of the valuation allowance, as well as of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded.

Liquidity and Capital Resources

(Amounts in the tables in thousands)

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

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. In February 2012, our FSS Automotive segment purchased approximately $12.0 million of prime-rated German government bonds with a maturity date of December 14, 2012. In June 2012, our FSS Automotive segment purchased approximately an additional $6.0 million of prime-rated German government bonds with a maturity date of March 14, 2014. These investments were placed in the available for sale category. As of June 30, 2012, we had approximately $41.9 million of cash held in accounts outside the U.S., primarily in Europe. Although we currently do not intend nor foresee a need to repatriate these funds, residual US taxes have been accrued on approximately $30.0 million of earnings not considered to be indefinitely reinvested from FSS Automotive. We expect existing domestic and foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

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

	As of
	June 30, 2012	December 31, 2011
Cash and cash equivalents	$63,866	$96,740

Current portion of term loans and debt	3,175	6,367
Long-term term and other loans	2,513	3,698

Total debt	5,688	10,065
Total equity	328,967	329,822

Total capitalization (debt plus equity)	$334,655	$339,887

Debt to total capitalization	1.7%	3.0%
Net Cash (cash and cash equivalents less debt)	$58,178	$86,675
Current assets	$288,183	$299,285
Current liabilities	$101,445	$104,692

Our debt to total capitalization ratio at June 30, 2012 decreased approximately 43.3% to 1.7% compared to December 31, 2011 as our total debt decreased by approximately $4.4 million or 43.5% compared to December 31, 2011.

Our ratio of current assets to current liabilities was approximately 3:1 at both June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, our total working capital decreased by $7.9 million to $186.7 million from $194.6 million at December 31, 2011. This decrease is primarily due to the following: (1) a decrease of $32.9 million in cash; (2) a decrease in other current assets of $7.0 million, mostly due to our FSS Automotive segment in relation with lower VAT receivables and lower restricted cash in connection with the acquisition of the remaining 50% non-controlling interest in MTE (see Note 12); (3) a decrease of $4.0 million in related party receivables; and (4) an increase of $2.1 million in accrued expenses. These were all partially offset by: (a) an increase of $11.4 million in short-term investments, due to the purchase of German Government bonds, (b) an increase in accounts receivable of $13.9 million and an increase in inventory of $7.1 million, due to increases at both our FSS Automotive and FSS Industrial segments; (c) a decrease of $3.2 million for repayments of current portions of term loans and other debt; and (d) a decrease of $1.1 million in accounts payable.

The following table provides a summary of our operating, investing and financing activities as follows:

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$3,454	$9,725
Investing activities	(28,106)	(22,794)
Financing activities	(6,843)	(10,116)
Effect on cash of changes in exchange rates	(1,379)	5,299

Net decrease in cash and cash equivalents	$(32,874)	$(17,886)

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

2012 compared to 2011. In 2012, our net cash flow provided by operating activities was $3.5 million, a decrease of $6.3 million from the net cash flow provided by operating activities in the six months ended June 30, 2011. This decrease was primarily driven by increases in operating expenses, which resulted in lower operating income for the period, as well as increased inventory levels at both our FSS Industrial and FSS Automotive operations, and lower positive cash flows associated with accounts payable.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of investments in available for sale German government bonds, property, plant and equipment (“PP&E”) expenditures, as well as acquisitions.

In 2012, our PP&E expenditures totaled approximately $7.1 million, of which approximately $5.4 million relates to our FSS Automotive operations, primarily for leasehold improvements and acquisitions of machinery and equipment. In addition, we invested approximately $18.3 million in prime-rated German government bonds, and paid approximately $5.7 million for the Cubogas acquisition. In January 2012 we recorded approximately $2.8 million in connection with the release of the restricted cash for the redemption of the remaining non-controlling interest in MTE.

In 2011, we spent approximately $13.4 million on the acquisition of Alternative Fuel System (2004) Inc. and NaturalDrive Partners LLC, and recorded restricted cash of approximately $3.2 million in connection with the acquisition of the non-controlling interest in MTE. Our equipment and leasehold additions were approximately $6.6 million. The majority of our equipment and leasehold improvements expenditures was within our FSS Automotive operations and related to increased purchases to expand our manufacturing capacity, with specific emphasis on our research and development center.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2012, our financing activities included repayments on our revolving lines of credit, term loans and other debt for approximately $4.0 million in connection with our FSS Automotive operations. In January 2012, in accordance with the terms of the agreement, we paid the additional installment of approximately $2.8 million associated with the redemption of the remaining non-controlling interest in MTE.

In 2011, our financing activities include the acquisition of the non-controlling interest in MTE for approximately $7.5 million, payments on our revolving lines of credit for approximately $0.4 million in connection with our FSS Automotive operations, as well as payments on term and other loans of approximately $2.1 million.

Credit Agreements

The Company’s debt payable is summarized as follows (in thousands):

	Available as of June 30, 2012	As of
		June 30, 2012	December 31, 2011
(a) Revolving lines of credit – Italy and Argentina	$11,883	$248	$2,513
(b) Revolving lines of credit – USA	13,000	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	696	1,418
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	4,192	5,395
(e) Other indebtedness	—	552	739

	$24,883	5,688	10,065
Less: current portion		3,175	6,367

Non-current portion		$2,513	$3,698

At June 30, 2012, the Company’s weighted average interest rate on outstanding debt was 1.9%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at June 30, 2012. The fair value of the debt obligations approximated the recorded value as of June 30, 2012 and December 31, 2011.

(a) Revolving Lines of Credit – Italy and Argentina

We maintain various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $7.0 million which is unsecured and $1.9 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.7% to 4.7% as of June 30, 2012. At June 30, 2012 and December 31, 2011, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $3.2 million. These lines are unsecured with approximately $0.2 million and $2.5 million outstanding at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, the interest rates for the lines of credit in Argentina ranged from 3.8% to 22.5%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of June 30, 2012, the Company and IMPCO Technologies, Inc. (“IMPCO US”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO US intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO US’s payments. At June 30, 2012 and December 31, 2011, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. dollar equivalent of which does not exceed $75 million. At June 30, 2012, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC S.r.L. (“BRC”), one of our subsidiaries that was merged into MTM during 2011, entered into a five and a half year unsecured term loan agreement with Intesa San Paolo S.p.A. of Italy pursuant to which BRC received €5.0 million (approximately $6.3 million). The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 1.3% and 2.0% at June 30, 2012 and December 31, 2011, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At June 30, 2012 and December 31, 2011, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 2.1% and 2.8% at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, the amount outstanding was $0.7 million and $1.4 million, respectively.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM, one of our subsidiaries, entered into a financing agreement with Banca IMI S.p.A. and Intesa pursuant to which MTM may borrow up to €15.0 million (approximately $18.9 million) to be used for the acquisition of Distribuidora Shopping, as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. Approximately $4.2 million and $5.4 million were outstanding on this financing agreement as of June 30, 2012 and December 31, 2011, respectively. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At June 30, 2012, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping, a subsidiary of the Company, and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans involving our foreign subsidiaries. These term loans are used primarily to fund the operations of these subsidiaries and bear interest of 2.0%.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of June 30, 2012 (in thousands):

	Payments Due by Period
(In thousands) Contractual Obligations	Total	Six Months Ending December 31, 2012	Year Ending December 31,
			2013	2014	2015	2016	Thereafter
Revolving lines of credit	$248	$248	$—	$—	$—	$—	$—
Revolving lines of credit — interest	5	5	—	—	—	—	—
Term and other loans — principal	5,246	1,771	2,149	1,102	56	57	111
Term and other loans — interest	131	50	57	15	4	3	2
Capital lease obligations (a)	209	85	71	44	9	—	—
Operating lease obligations (a)	31,055	3,572	6,988	5,794	4,413	3,957	6,331
Other long-term liabilities (b)	154	9	18	19	19	20	69
Other and miscellaneous (a)	283	283	—	—	—	—	—

	$37,331	$6,023	$9,283	$6,974	$4,501	$4,037	$6,513

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.
(b)	We have other long term liabilities on our balance sheet amounting to $9.3 million, of which $9.1 million are not shown on this table. Of the $9.1 million, $1.2 million relates to our obligations to employees and directors under our deferred compensation plan, and $4.5 million relates to a mandatory termination payment for Italian employees called “Trattamento di Fine Rapporto” that is required by Italian law. Payments under both of these contractual obligations are due upon employees’ termination of service.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three and six months ended June 30, 2012 by approximately $0.5 million and $0.8 million, respectively. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

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

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, we did not sell any equity securities not registered under the Securities Act of 1933, as amended.

The following table provides information on purchases of our common shares outstanding made by us during the three months ended June 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2012	—	$—	n/a	n/a
May 1–31, 2012	—	—	n/a	n/a
June 1–30, 2012	—	—	n/a	n/a

Total	—	$—	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report:

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.1	Separation Agreement and General Release between Matthew Beale and Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 28, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

FUEL SYSTEMS SOLUTIONS, INC.

Date: August 8, 2012	By:	/s/ PIETRO BERSANI
Pietro Bersani
Chief Financial Officer