Form 10-Q
period 2012-09-30
Fuel Systems Solutions, Inc.
filed 2012-11-08
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2012:

20,023,509 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$54,635	$96,740
Short-term investments	11,593	—
Accounts receivable, less allowance for doubtful accounts of $2,968 and $2,665 at September 30, 2012 and December 31, 2011, respectively	72,735	62,551
Inventories	114,496	103,382
Deferred tax assets, net	7,636	6,512
Other current assets	13,008	19,125
Related party receivables, net	6,316	10,975

Total current assets	280,419	299,285
Equipment and leasehold improvements, net	60,564	59,051
Goodwill, net	58,539	58,968
Deferred tax assets, net	5,495	363
Intangible assets, net	25,845	29,422
Other assets	883	1,187
Long-term investment	7,446	884
Related party receivables	—	842

Total Assets	$439,191	$450,002

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,148	$54,816
Accrued expenses	41,228	36,230
Income taxes payable	3,444	2,517
Current portion of term loans and debt	139	6,367
Deferred tax liabilities, net	162	82
Related party payables	3,653	4,680

Total current liabilities	92,774	104,692
Term and other loans	392	3,698
Other liabilities	9,694	7,885
Deferred tax liabilities	3,261	3,905

Total Liabilities	106,121	120,180

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,091,622 issued and 20,023,509 outstanding at September 30, 2012; and 20,089,591 issued and 20,014,065 outstanding at December 31, 2011	20	20
Additional paid-in capital	319,386	318,632
Shares held in treasury, 8,642 and 16,055 shares at September 30, 2012 and December 31, 2011, respectively	(322)	(523)
Retained Earnings	20,685	15,357
Accumulated other comprehensive loss	(6,699)	(3,664)

Total Equity	333,070	329,822

Total Liabilities and Equity	$439,191	$450,002

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$89,561	$99,758	$295,902	$307,174
Cost of revenue	70,728	75,884	225,400	234,590

Gross profit	18,833	23,874	70,502	72,584
Operating expenses:
Research and development expense	6,772	7,112	21,935	20,660
Selling, general and administrative expense	11,842	15,043	41,076	40,847

Total operating expenses	18,614	22,155	63,011	61,507

Operating income	219	1,719	7,491	11,077
Other income (expense), net	863	(402)	1,013	(435)
Interest income, net	109	277	200	665

Income from operations before income taxes and non-controlling interest	1,191	1,594	8,704	11,307
Income tax expense	(1,809)	(2,021)	(3,376)	(7,454)

Net (loss) income	(618)	(427)	5,328	3,853
Less: Net income attributable to non-controlling interests	—	—	—	(96)

Net (loss) income attributable to Fuel Systems Solutions, Inc	(618)	$(427)	5,328	$3,757

Net (loss) income per share attributable to Fuel Systems Solutions, Inc:
Basic	$(0.03)	$(0.02)	$0.27	$0.19

Diluted	$(0.03)	$(0.02)	$0.27	$0.19

Number of shares used in per share calculation:
Basic	20,023,509	19,986,960	20,019,218	19,959,182

Diluted	20,023,509	19,986,960	20,056,224	20,089,887

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands); (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net (loss) income	$(618)	$(427)	$5,328	$3,853
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,412	(13,380)	(2,958)	3,931
Unrealized (loss) on investments:
Unrealized holding (loss) arising during period	(20)	—	(77)	—

Other comprehensive income (loss), net of tax	4,392	(13,380)	(3,035)	3,931
Comprehensive income (loss)	3,774	(13,807)	2,293	7,784
Less: net income attributable to the non-controlling interest	—	—	—	(96)
Less: foreign currency translation adjustment attributable to the non-controlling interest	—	—	—	(299)

Comprehensive income (loss) attributable to Fuel Systems Solutions, Inc.	$3,774	$(13,807)	$2,293	$7,389

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands); (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Net income	$5,328	$3,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	7,830	8,161
Amortization of intangibles arising from acquisitions	5,042	6,275
Provision for doubtful accounts	483	430
Provision for related party loan receivable	828	—
Write down of inventory	2,078	1,683
Deferred income taxes	(6,749)	132
Unrealized (gain) loss on foreign exchange transactions, net	(258)	601
Compensation expense related to equity awards	936	942
Loss (gain) on disposal of equipment and leasehold improvements	726	(31)
Reduction of contingent consideration	—	(605)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(9,761)	(10,758)
Increase in inventories	(11,614)	(20,538)
Decrease in other current assets	2,652	5,590
Decrease in other assets	160	182
(Decrease) increase in accounts payable	(8,458)	5,271
Increase in income taxes payable	957	1,417
Increase (decrease) in accrued expenses	9,037	(2,037)
Receivables from/payables to related party, net	3,300	2,652
Decrease in long-term liabilities	(115)	(363)

Net cash provided by operating activities	2,402	2,857

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(11,295)	(9,663)
Purchase of investments	(18,277)	—
Acquisition, net of cash acquired	(5,700)	(13,441)
Amount in restricted cash for acquisition of non-controlling interest	2,820	(3,179)
Other	253	433

Net cash used in investing activities	(32,199)	(25,850)

Cash flows from financing activities:
(Decrease) increase in callable revolving lines of credit, net	(2,438)	599
Payments on term loans and other loans	(6,867)	(2,407)
Acquisition of non-controlling interest	(2,820)	(7,498)
Other	18	16

Net cash used in financing activities	(12,107)	(9,290)

Decrease in cash and cash equivalents	(41,904)	(32,283)
Effect of exchange rate changes on cash	(201)	2,057

Net decrease in cash and cash equivalents	(42,105)	(30,226)
Cash and cash equivalents at beginning of period	96,740	124,775

Cash and cash equivalents at end of period	$54,635	$94,549

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment in accounts payable	$347	$882
Acquisition of non-controlling interest in accrued expenses	$—	$3,598

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2011 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended September 30, 2012 and 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2012, or for any future period.

In an effort to more appropriately align the structure and business activities within Fuel Systems, beginning with the second quarter of 2012, management reorganized operations into the following segments: FSS Automotive and FSS Industrial (see Note 17). Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update, which amended the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued a new accounting standard, which eliminated the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. Upon adoption of this standard the Company opted for the presentation of a separate consolidated statement of comprehensive income consecutive to the consolidated statement of operations.

In September 2011, the FASB issued revised authoritative guidance that modified goodwill impairment testing by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial statements.

3. Acquisitions

Acquisition of Cubogas Natural Gas Compressor Systems

On February 10, 2012, the Company, through its wholly owned subsidiary MTM S.r.L. (“MTM”), purchased from the Wayne business of Dresser Italia S.r.l. (the “seller”), the net assets of its Cubogas compressor division (the “Cubogas” acquisition), specializing in natural gas compressors and packaging solutions, in an all-cash transaction. The acquisition enables the Company to build its infrastructure and natural gas compressor product lines and to serve the growing demand from commercial, fleet and consumer customers. The aggregate purchase price for the Cubogas acquisition totals approximately $6.7 million (approximately €5.0 million), of which $5.0 million (€3.8 million) was paid at closing, $0.9 million (€0.7 million) was payable in two equal installments 60 and 120 days after closing, and $0.8 million (€0.6 million) will be paid in three equal installments one year, two years, and three years from the closing date, respectively.

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

The useful lives of the acquired intangible assets are as follows:

Acquired intangible assets:	Amount at acquisition	Useful life
Developed technology	$0.8 million	5 years
Trademarks	$0.7 million	3 to 5 years
Customer relationships	$0.1 million	6 years

Total acquired intangible assets	$1.6 million

The purchase additions of natural gas compressors from Dresser, which further expands the Company’s compressor product offering, as well as the worldwide association of these brands with innovative fueling technologies, were among the factors that contributed to a purchase price resulting in the recognition of goodwill of $0.2 million (€ 0.2 million). The acquired goodwill is deductible for tax purposes.

The Company has determined that the acquisition of Cubogas was a non-material business combination. As such, pro forma disclosures are not presented within this filing.

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

The purchase price has been allocated as follows (in thousands):

Inventory	$1,300
Other tangible assets	1,291
Intangible assets subject to amortization	2,110
Goodwill	5,225

Total assets acquired	9,926
Less: total liabilities	(985)

Total net assets recorded	$8,941

The useful lives of the acquired intangible assets are as follows:

Acquired intangible assets:	Amount at acquisition	Useful life
Developed technology	$0.4 million	6 years
Trademarks	$0.3 million	6 years
Customer relationships	$1.4 million	7 years

Total acquired intangible assets	$2.1 million

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

The Company has determined that the acquisition of AFS was a non-material business combination. As such, pro forma disclosures are not presented within this filing.

Acquisition of NaturalDrive Partners LLC

On April 18, 2011, through its wholly owned subsidiary IMPCO US, the Company completed the purchase of NaturalDrive, a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The transaction is valued at $6.0 million, comprised of $4.5 million in cash and $1.5 million of Fuel Systems’ stock paid at closing. More specifically, the Company issued 52,317 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The transaction also includes provisions for earn-out payments totaling up to $6.75 million in the form of Fuel Systems stock, which would be payable during the three years following closing based upon achievement of business volume and general milestones. The earn-out will be paid in three equal installments of $1.5 million no later than 90 days after the end of each yearly period ending in March 2012, March 2013, and March 2014 if specified target customer volumes for the year are achieved, and reasonable progress is made on the general milestones. The first installment of $1.5 million was not paid as customer volumes were not achieved (see Note 16). In the case the earn-out for a specific period is determined to be payable in accordance with the aforementioned target customer volumes and additional GM value thresholds are met for the same period, the earn-out shares for the applicable period will be multiplied by a factor of 1.5 for purposes of determining the number of earn-out shares payable. The range of the undiscounted amounts the Company could be required to pay as of the closing date for these earnout payments is between $0.0 and $6.75 million. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, contemplating various scenarios for the earnout levels, with probability ranging from approximately 10% to approximately 60%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects the Company’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.0% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which we believe is appropriate and representative of a market participant assumption once considered the earnout conditions. As of the closing date of the acquisition, the NaturalDrive contingent consideration was assigned a fair value of approximately $1.4 million (see Note 16). Changes to the fair value of the contingent consideration are determined each period and recorded in the Consolidated Statements of Operations under operating expenses. The Company believes that the model used in the determination of the fair value of the NaturalDrive contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, alternative strategies that management may pursue, and other factors.

The results of operations of NaturalDrive have been included in the accompanying consolidated statements of operations from the date of acquisition within the FSS Automotive operating segment.

The purchase price has been allocated as follows (in thousands):

Total tangible assets	$68
Intangible assets subject to amortization	5,650
Goodwill	1,694

Total assets acquired	7,412
Less: total liabilities (including contingent consideration)	(1,448)

Total net assets recorded	$5,964

The useful lives of the acquired intangible assets are as follows:

Acquired intangible assets:	Amount at acquisition	Useful life
Existing technology	$4.8 million	8 years
Customer relationships	$0.6 million	6 years
Non-compete agreements	$0.3 million	4 years

Total acquired intangible assets	$5.7 million

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

The Company has determined that the acquisition of NaturalDrive was a non-material business combination. As such, pro forma disclosures are not presented within this filing.

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

The Company maintains investments in trading securities in connection with its non-qualified Deferred Compensation Plan, whereby selected key employees and directors may elect to defer a portion of their compensation each year. The Company’s investments associated with its Deferred Compensation Plan consist of mutual funds that are publicly traded and for which inputs are directly or indirectly observable in the marketplace. These trading securities are reported at fair value, with unrealized gains and losses included in earnings. In addition, the Deferred Compensation liability includes the value of deferred shares of the Company’s common stock, which is publicly traded and for which current market prices are readily available. The fair market value of the investments in the Deferred Compensation Plan is included in long-term investments, with the corresponding deferred compensation obligation included in other liabilities on the Condensed Consolidated Balance Sheets. Changes in the fair value of the benefits payable to participants and investments are both recognized as components of compensation expense. The net impact of changes in fair value was not material.

Cash, cash equivalents, and investments consist of the following (in thousands):

	As of
	September 30, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$35,632	$96,740
Money market funds	19,003	—

Total cash and cash equivalents	$54,635	$96,740
Investments:
Available for sale securities:
German Government bonds (1)	18,045	—
Trading securities:
Deferred Compensation Plan assets	994	884

Total investments	$19,039	$884

Short term investments	$11,593	$—

Long term investments	$7,446	$884

Note (1): The contractual maturity dates are December 14, 2012 and March 14, 2014.

The following tables summarize unrealized gains and losses related to the Company’s investments designated as available-for-sale (in thousands):

	As of September 30, 2012
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$18,277	$—	$(77)	$(155)	$18,045

Total	$18,277	$—	$(77)	$(155)	$18,045

Money market funds with an original cost of $1.0 million were sold for $1.0 million during the third quarter of 2012. There were no realized gains and/or losses for the three and nine months ended September 30, 2012.

Unrealized gains and losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the three and nine months ended September 30, 2012 and 2011 were less than $0.3 million in all periods.

As of September 30, 2012, the Company did not have any investments in available for sale marketable securities that were in an unrealized loss position for a period of 12 months or greater.

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

		Fair value measurement at reporting date using
	As of September 30, 2012	Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$19,003	$19,003	$—	$—
Available for sale securities:
German Government bonds	18,045	18,045	—	—
Trading securities:
Deferred Compensation Plan assets	994	—	994	—

Total	$38,042	$37,048	$994	$—

		Fair value measurement at reporting date using
	As of December 31, 2011	Level 1	Level 2	Level 3
Assets (in thousands):
Trading securities:
Deferred Compensation Plan assets	$884	—	$884	$—

Total	$884	$—	$884	$—

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

	As of
	September 30, 2012	December 31, 2011
Raw materials and parts	$62,482	$54,247
Work-in-process	2,454	2,733
Finished goods	46,175	43,711
Inventory on consignment	3,385	2,691

Total inventories	$114,496	$103,382

7. Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	September 30, 2012	December 31, 2011
Dies, molds, and patterns	$5,268	$5,310
Machinery and equipment	62,894	60,269
Office furnishings and equipment	17,479	16,118
Automobiles and trucks	4,350	4,398
Leasehold improvements	22,508	20,687

Total equipment and leasehold improvements	112,449	106,782
Less: accumulated depreciation	(51,935)	(47,731)

Equipment and leasehold improvements, net of accumulated depreciation	$60,564	$59,051

Depreciation expense related to equipment and leasehold improvements was $2.7 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation expense related to equipment and leasehold improvements was $7.8 million and $8.2 million for the nine months ended September 30, 2012 and 2011, respectively.

8. Goodwill and Intangibles

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2012 are as follows (in thousands):

	FSS Automotive	FSS Industrial	Total
Goodwill, gross	$50,074	$15,257	$65,331
Accumulated impairment losses	(3,530)	(2,833)	(6,363)

Net balance as of December 31, 2011	$46,544	$12,424	$58,968

New acquisitions	244	—	244
Currency translation	(950)	277	(673)

Goodwill, gross	$49,342	$15,534	$64,876
Accumulated impairment losses	(3,504)	(2,833)	(6,337)

Net balance as of September 30, 2012	$45,838	$12,701	$58,539

At September 30, 2012 and December 31, 2011, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of September 30, 2012			As of December 31, 2011
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	6.0	$27,325	$(15,260)	$12,065	$26,828	$(13,461)	$13,367
Customer relationships	8.4	21,719	(11,030)	10,689	21,760	(8,717)	13,043
Trade name	5.9	4,946	(2,083)	2,863	4,317	(1,700)	2,617
Non-compete agreements	2.8	1,245	(1,017)	228	1,271	(876)	395

Total		$55,235	$(29,390)	$25,845	$54,176	$(24,754)	$29,422

Amortization expense related to existing technology and customer relationships of $1.3 million and $2.3 million for the three months ended September 30, 2012 and 2011, respectively, and of $4.5 million and $5.8 million for the nine months ended September 30, 2012 and 2011, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.2 million and $0.2 million for three months ended September 30, 2012 and 2011, respectively, and of $0.6 million and $0.5 million for nine months ended September 30, 2012 and 2011, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Three months ending December 31, 2012	$1,476
2013	5,576
2014	5,013
2015	4,433
2016	3,537
2017	2,517
Thereafter	3,293

$25,845

9. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability, included within Accrued expenses on the Condensed Consolidated Balance Sheets, during the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$10,941	$10,847	$10,425	$12,376
Additions/adjustments from acquisitions	—	—	275	60
Provisions charged to costs and expenses	1,687	946	3,607	2,197
Settlements and other adjustments	(1,329)	(873)	(2,790)	(4,370)
Effect of foreign currency translation	277	(519)	59	138

Balance at end of period	$11,576	$10,401	$11,576	$10,401

10. Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2012 was 151.9%, compared to an effective tax rate of 126.8% for the three months ended September 30, 2011. The Company’s effective tax rate for the nine months ended September 30, 2012 was 38.8%, compared to an effective tax rate of 65.9% for the nine months ended September 30, 2011.

The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. During the nine months ended September 30, 2012, we determined that the recoverability of the net deferred tax assets of our Canadian entities was more likely than not. As a result, the Company released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation allowance was based upon the recent history of earnings of our Canadian entities, forecasted future earnings of this group, and a planned merger of our Canadian operations into a single legal entity, which will allow the netting, for income tax reporting purposes, of income with losses incurred within this group. In addition, for the nine months ended September 30, 2012 we recorded a benefit of approximately $0.4 million related to a change in the Canadian statutory income tax rate, a benefit of approximately $0.4 million related to a beneficial income tax election made with respect to our Italian operations, all offset by approximately $0.9 million for a tax assessment related to our Italian income tax filings for the 2010 period.

The Company continues to believe that the likelihood of recoverability of the net deferred tax assets for the US and certain foreign jurisdictions is less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on the entire deferred tax assets in such loss jurisdictions.

The change in the effective tax rate is primarily a result of the release of the valuation allowance, as well as of the fluctuation of earnings in the various jurisdictions and of the losses incurred in the United States and certain foreign jurisdictions (“loss jurisdictions”), for which no tax benefit has been recorded. For the three months ended September 30, 2012 and 2011, the Company incurred a pre-tax loss of approximately $4.5 million and $3.3 million, respectively, in the loss jurisdictions. For the nine months ended September 30, 2012 and 2011, the Company incurred a pre-tax loss of approximately $13.8 million and $9.6 million, respectively, in the loss jurisdictions.

As of September 30, 2012, the Company had approximately $7.2 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the three and nine months ended September 30, 2012. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

11. Debt Payable

The Company’s debt payable is summarized as follows (in thousands):

	Available as of September 30, 2012	As of
		September 30, 2012	December 31, 2011
(a) Revolving lines of credit – Italy and Argentina	$11,852	$—	$2,513
(b) Revolving lines of credit – USA	13,000	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	—	1,418
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	—	5,395
(e) Other indebtedness	—	531	739

	$24,852	531	10,065
Less: current portion		139	6,367

Non-current portion		$392	$3,698

At September 30, 2012, the Company’s weighted average interest rate on outstanding debt was 3.6%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at September 30, 2012. The fair value of the debt obligations approximated the recorded value as of September 30, 2012 and December 31, 2011 and represents a level 3 measurement within the fair value hierarchy (see Note 5).

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $6.9 million which is unsecured and $2.0 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.2% to 4.2% as of September 30, 2012. At September 30, 2012 and December 31, 2011, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $3.0 million. These lines are unsecured with no balance at September 30, 2012 and approximately $2.5 million outstanding at December 31, 2011. At September 30, 2012, the interest rates for the lines of credit in Argentina ranged from 3.8% to 22.5%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of September 30, 2012, the Company and IMPCO Technologies, Inc. (“IMPCO US”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO US intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO US’s payments. At September 30, 2012 and December 31, 2011, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. dollar equivalent of which does not exceed $75 million. At September 30, 2012, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC S.r.L. (“BRC”), a subsidiary of the Company that was merged into MTM during 2011, entered into a five and a half year unsecured term loan agreement with Intesa San Paolo S.p.A. of Italy pursuant to which BRC received €5.0 million (approximately $6.4 million). The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 0.8% and 2.0% at September 30, 2012 and December 31, 2011, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At September 30, 2012 and December 31, 2011, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 1.6% and 2.8% at September 30, 2012 and December 31, 2011, respectively. In September 2012, MTM paid off the outstanding term loan balance of $0.7 million. There was no balance at September 30, 2012 and approximately 1.4 million outstanding at December 31, 2011.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM, a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa pursuant to which MTM may borrow up to €15.0 million (approximately $19.3 million) to be used for the acquisition of Distribuidora Shopping, as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014. In September 2012, MTM paid off the outstanding term loan balance of $4.3 million. There was no balance at September 30, 2012 and approximately $5.4 million outstanding on this financing agreement at December 31, 2011.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At September 30, 2012, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping, a subsidiary of the Company, and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans involving the Company’s foreign subsidiaries. These term loans are used primarily to fund the operations of these subsidiaries and bear interest of 1.6%.

12. Equity

The following table summarizes the changes in equity for the nine month period ended September 30, 2012 (in thousands, except for share amounts):

	Common Stock		Additional	Shares		Accumulated Other
	Shares	Amount	Paid-In Capital	Held in Treasury	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2011	20,014,065	$20	$318,632	$(523)	$15,357	$(3,664)	$329,822
Net income	—	—	—	—	5,328	—	5,328
Foreign currency translation adjustment	—	—	—	—	—	(2,958)	(2,958)
Unrealized net loss on investments, net of tax	—	—	—	—	—	(77)	(77)
Compensation expense relating to acquisition of Evotek	—	—	750	—	—	—	750
Issuance of common stock upon exercise of stock options	1,200	—	11	—	—	—	11
Issuance and vesting of stock options	—	—	15	—	—	—	15
Issuance and vesting of restricted stock, net of shares withheld for employee tax	8,244	—	(22)	191	—	—	169
Shares held in trust for deferred compensation plan, at cost	—	—	—	10	—	—	10

Balance, September 30, 2012	20,023,509	$20	$319,386	$(322)	$20,685	$(6,699)	$333,070

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

As the Company previously had control of MTE prior to this transaction and the results of MTE were consolidated within the FSS Automotive operations segment, the excess purchase price of the remaining 50% over the non-controlling interest is recorded to additional paid in capital.

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

Stock-based compensation expense for the three and nine months ending September 30, 2012 and 2011 was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$8	$—	$13	$6
Research and development expense	253	250	755	758
Selling, general and administrative expense	67	55	168	178

	$328	$305	$936	$942

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits as a result of the net operating loss carry-forward position for United States income tax purposes.

Stock-Based Compensation Activity – Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares. The following table displays stock option activity including the weighted average stock option prices for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	57,750	$11.28	1.8 yrs	$304
Granted	62,500	15.97
Exercised	(1,200)	9.20
Forfeited	(12,000)	14.41

Outstanding at September 30, 2012	107,050	$13.69	5.1 yrs	$375

Vested and exercisable at September 30, 2012	54,550	$11.50	1.1 yrs	$310

The aggregate intrinsic value as of a particular date is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period. During the three months ended September 30, 2012 and 2011, the aggregate intrinsic value of options exercised under the Company’s stock option plans was zero, determined as of the date of option exercise. During the nine months ended September 30, 2012 and 2011, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $22,000 and $44,000, respectively, determined as of the date of option exercise.

As of September 30, 2012, total unrecognized stock-based compensation cost related to unvested stock option was $0.5 million, which is expected to be recognized over a weighted-average period of 9.2 years. As of September 30, 2011, all stock options granted under the Company’s approved stock options plans had fully vested and as such, all compensation costs had been recognized in prior periods.

Stock-Based Compensation Activity – Restricted Stock

A summary of unvested restricted stock awards as of September 30, 2012 and changes during the nine month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	10,088	$22.06
Granted	11,478	15.69
Vested	(8,373)	22.59
Forfeited	—	—

Nonvested at September 30, 2012	13,193	$16.18

As of September 30, 2012 and 2011, total unrecognized stock-based compensation cost related to unvested restricted stock was $0.1 million and $0.1 million, respectively, expected to be recognized over a weighted-average period of 1.0 year and 1.0 year, respectively.

14. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net (loss) income attributable to Fuel Systems Solutions, Inc	$(618)	$(427)	$5,328	$3,757

Denominator:
Denominator for basic earnings per share - weighted average number of shares	20,023,509	19,986,960	20,019,218	19,959,182
Effect of dilutive securities:
Employee stock options	—	—	35,529	32,821
Unvested restricted stock	—	—	1,477	9,657
Shares held in escrow	—	—	—	88,227

Dilutive potential common shares	20,023,509	19,986,960	20,056,224	20,089,887

Net income (loss) per share attributable to Fuel Systems Solutions, Inc:
Basic	$(0.03)	$(0.02)	$0.27	$0.19

Diluted	$(0.03)	$(0.02)	$0.27	$0.19

The following table represents the numbers of anti-dilutive instruments excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Anti-dilutive instruments excluded from computation of diluted net loss per share:
Options	23,617	27,109	n/a	n/a
Restricted stock	1,719	9,131	432	648
Shares held in escrow	59,471	86,298	59,471	n/a

15. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011 representing related party transactions with the Company:

	As of
	September 30, 2012	December 31, 2011
Current Receivables with related parties:
TCN S.r.L. (a)	$—	$7
Bianco SPA (c)	243	295
Ningbo Topclean Mechanical Technology Co. Ltd. (g)	252	315
Others (j)	—	19
Current Receivables with JVs and related partners:
Rohan BRC (d)	2,392	4,693
PDVSA Industrial S.A. (e)	3,429	5,646

	$6,316	$10,975

	As of
	September 30, 2012	December 31, 2011
Non-Current Receivables with JVs and related partners:
Rohan BRC (d)	$—	$842

	$—	$842

Current Payables with related parties:
Europlast S.r.L. (a)	1,147	1,422
TCN S.r.L. (a)	1,340	1,434
TCN Vd S.r.L. (a)	701	1,244
A.R.S. Elettromeccanica (f)	154	516
Erretre S.r.L. (b)	33	14
IMCOS Due S.r.L. (h)	4	7
Grosso, de Rienzo, Riscossa e Associati (i)	257	—
Others (j)	14	43
Current Payable with JVs and related partners:
Rohan BRC (d)	3	—

	$3,653	$4,680

(a)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns, along with his brother, Pier Antonio Costamagna, 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L.
(b)	Erretre S.r.L. is 85% owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.
(c)	Bianco SPA is 100% owned by TCN S.r.L.
(d)	Rohan BRC is a joint venture which MTM owns 50% and is accounted for using the equity method. (See Note 16.)
(e)	PDVSA Industrial S.A. is a 70% owner of a joint venture (Sistemas De Conversion Del Alba, S.A.) with remaining 30% owned by the Company.
(f)	A.R.S. Elettromeccanica is owned by Biemmedue S.r.L., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(g)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L.
(h)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., 100% of Biemmedue S.r.L., 100% of B.R. Co S.r.L., and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.
(i)	One director of the Company is a partner of the law firm Grosso, de Rienzo, Riscossa e Associati.
(j)	Includes Biemmedue S.r.L. (see note (h) above), MTM Hydro S.r.L (see note (h) above), and Immobiliare IV Marzo (40% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna, and one employee of the Company).

The following table sets forth amounts (services and goods) purchased from and sold to related parties.

	(in thousands) Nine Months Ended September 30,
	2012		2011
	Purchases	Sales	Purchases	Sales
Company:
Europlast S.r.L.	$3,488	$34	$3,774	$35
Biemmedue S.p.A.	31	38	36	80
TCN S.r.L	2,753	9	3,006	36
TCN Vd S.r.L	2,459	—	2,171	—
A.R.S. Elettromeccanica	1,304	—	1,737	—
Ningbo Topclean Mechanical Technology	878	—	346	—
Bianco Spa	86	630	443	408
Erretre S.r.L	146	—	107	—
Grosso, de Rienzo, Riscossa e Associati	256	—	92	—
Others	3	1	47	26
JVs and related partners:
Rohan BRC	3	4,340	1	7,635
PDVSA Industrial S.A.	—	6,713	—	4,308

	$11,407	$11,765	$11,760	$12,528

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. These lease agreements begin to expire in 2012, with the last agreement ending in 2016. The Company paid IMCOS Due S.r.L. lease payments of $1.4 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of $0.2 million for the nine months ended September 30, 2012 and 2011.

At September 30, 2012 and December 31, 2011, an advance payment from PDVSA Industrial S.A. of $1.2 million is included in accrued expenses on the Condensed Consolidated Balance Sheets.

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

As a result of accumulated losses at Rohan BRC, the Company’s original investment balance in Rohan BRC had been reduced to zero. In addition, the Company has been recognizing its proportionate share of Rohan BRC’s losses recording them against the loan receivable. During the second quarter of 2012, as a result of not collecting the initial loan, management determined that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and recorded an allowance for approximately $0.8 million, resulting in a net loan receivable balance of zero at September 30, 2012. For the three and nine months ended September 30, 2011, the Company had recorded approximately $0.2 million and $0.2 million, respectively, of losses against the loan receivable, resulting in a net receivable balance of approximately $1.2 million at September 30, 2011.

16. Commitments and Contingencies

(a) Commitments

On September 1, 2012, the Company entered into a memorandum of understanding to acquire an additional 44.89% ownership interest in Rohan BRC, thus increasing its ownership in Rohan BRC to approximately 95%. Rohan BRC assembles, sells and services LPG and CNG equipment for automotive or other use, for both OEM and retrofit markets in India. The Company currently expects the transaction to close in the fourth quarter of 2012. Once closed, the transaction will be considered a step acquisition, which will require the Company to re-measure its current equity interest in Rohan BRC to fair value, to compare it to the fair value of the consideration paid for the additional equity interest acquired, and to record any difference as a gain or loss on the date of the acquisition.

The price for the acquisition of the additional ownership interest in Rohan BRC totals approximately $1.5 million (Euro 1.2 million). At closing, the seller will receive approximately $1.1 million (Euro 0.9 million), with additional cash payments of $0.4 million (Euro 0.3 million) payable through a 7% quarterly royalty on the revenue of the purchase of components and kits sold by Rohan BRC to other entities owned by the selling owners.

(b) Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of the ordinary course of its business including, but not limited to, product liability, asbestos related liability, employment matters, patent and trademarks, and customer account collections. The Company is not a party to, and, to our knowledge, there are not threats of any claims or actions against us, the ultimate disposition of which would have a material adverse effect on our consolidated results of operations or liquidity.

The Company is currently party to claims for wages brought by former DOEM temporary employees. At December 31, 2011, the Company had accrued $2.4 million (€1.8 million) in relation to such claims. During 2012, the Company settled claims for an amount equal to approximately $1.5 million (€1.1 million), while reversing excess accruals for approximately $0.5 million (€0.4 million). The remaining accrual as of September 30, 2012 totals approximately $0.4 million (€0.3 million) and will be paid in the fourth quarter of 2012.

During the third quarter of 2012, the Company established a plan to terminate approximately 60 employees in Italy. The Company estimates the total termination benefit to be approximately $0.8 million (€0.6 million), of which approximately $0.6 million (€0.5 million) are accrued as of September 30, 2012.

(c) Liability for Contingent Consideration

Liability for Contingent Consideration—MTE

In connection with the purchase of the remaining 50% interest in MTE, the Company may be required to pay up to $1.3 million (€1.0 million) in earnout payments upon achievement of 2012 and 2013 gross profit targets. The range of undiscounted amounts the Company may be required to pay for these earnout payments is between $0.0 and $1.3 million (€0.0 to €1.0 million). In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, with probability ranging from approximately 10% to approximately 40%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.1% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believes is appropriate and representative of a market participant assumption once the earnout conditions are considered. As of the closing date of the acquisition, as of December 31, 2011, and as of September 30, 2012, the MTE contingent consideration was assigned a fair value of approximately $0.4 million. Future changes to the fair value of the contingent consideration will be determined each period and recorded in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the MTE contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, and alternative strategies that management may pursue and other factors.

Liability for Contingent Consideration—NaturalDrive

In connection with the NaturalDrive acquisition, the Company may be required to pay as of the closing date up to $6.75 million in earnout payments upon achievement of business volume and general milestones (see Note 3). The range of the undiscounted amounts the Company could be required to pay for these earnout payments is between $0.0 and $6.75 million. In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, contemplating various scenarios for the earnout levels, with probability ranging from approximately 10% to approximately 60%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.0% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believes is appropriate and representative of a market participant assumption once the earnout conditions are considered. As of the closing date of the acquisition, the NaturalDrive contingent consideration was assigned a fair value of approximately $1.4 million.

The threshold targets triggering the first earnout payment of $1.5 million, which was payable 90 days after the yearly period ending March 31, 2012, were not achieved. The Company had anticipated this event and had reduced the fair value of the contingent consideration during 2011. The balance of the NaturalDrive contingent consideration liability as of September 30, 2012 and December 31, 2011 was equal to $0.9 million.

Changes to the fair value of the contingent consideration are determined each period and recorded in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the NaturalDrive contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, and alternative strategies that management may pursue and other factors.

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

Financial Information by Business Segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
FSS Industrial	$28,403	$31,314	$92,800	$93,776
FSS Automotive	61,158	68,444	203,102	213,398

Total	$89,561	$99,758	$295,902	$307,174

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Income (Loss):
FSS Industrial	$989	$3,307	$7,875	$10,598
FSS Automotive	557	(437)	4,358	4,216
Corporate Expenses (1)	(1,327)	(1,151)	(4,742)	(3,737)

Total	$219	$1,719	$7,491	$11,077

(1)	Represents corporate expense not allocated to either of the business segments.

	As of
	September 30, 2012	December 31, 2011
Total Assets:
FSS Industrial	$145,639	$122,436
FSS Automotive	293,944	328,147
Corporate (1)	194,055	203,796
Eliminations	(194,447)	(204,377)

Total	$439,191	$450,002

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

18. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three and nine months ended September 30, 2012 and 2011, no customers represented more than ten percent of consolidated sales.

Accounts Receivable

At September 30, 2012 and December 31, 2011, no customers represented more than ten percent of consolidated accounts receivable.

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

For the three months ended September 30, 2012, revenue decreased approximately 10.2%, operating income decreased 87.3%, and basic and diluted EPS decreased by approximately $0.01 compared to the prior year period. While the revenue decrease was driven primarily by the weakening of local currencies compared to the US dollar, which negatively impacted revenue by $8.5 million, our DOEM conversion volumes in Italy as well as our compressor sales continue to show strength compared to the prior year period. Pressure on our gross margin continues due to low volumes from our US automotive unit as well as a change in our product mix. In addition, we have experienced higher warranty claims in our FSS Industrial segment as well as higher inventory write downs in our FSS Automotive segment compared to the prior year period. Our operating expenses decreased from the prior year period due to some specific costs incurred in 2011 that did not reoccur in 2012. Although we had operating income for the three months ended September 31, 2012, certain foreign jurisdictions and the United States incurred losses which we could not benefit from for tax purposes. As a result our overall tax expense exceeded our consolidated operating income thus negatively impacting our diluted EPS.

For the nine months ended September 30, 2012, revenue decreased 3.7%, operating profit decreased 32.4%, and basic and diluted EPS increased by approximately $0.08 compared to the prior year period. While the revenue decrease was driven primarily by the weakening of local currencies compared to the US dollar, which negatively impacted revenue by $20.7 million, we experienced growth in our DOEM conversion volumes in Italy as well as our compressor business offset by lower aftermarket and industrial sales compared to the prior year period, in local currency dollars. In addition, we recognized a tax benefit related to the release of a valuation allowance of $5.0 million, which impacted basic and diluted EPS by $0.25.

The US natural gas automotive market as well as the natural gas compressor market continue to develop at a much slower pace than we anticipated. These markets continue to encounter challenges including political, economic and other competing technical applications. While we continue to invest in these markets, any further weakening of these market developments would likely exacerbate the negative effects in our FSS automotive business that we are experiencing. This could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, and defer costs to achieve productivity programs or sell assets, thereby negatively impacting our business, results of operations and financial condition. In addition, if the US natural gas automotive market and natural gas compressor markets remain slow for an extended period of time, the fair value of our reporting units could be adversely affected. .

Net cash used by operations was $1.1 million for the three months ended September 30, 2012. Net cash provided by operations was $2.4 million for the nine months ended September 30, 2012. Our net cash position, including marketable securities (excluding Deferred Compensation Plan assets), of $72.1 million provides us with adequate capital for working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets.

Recent Developments

On September 1, 2012, we entered into a memorandum of understanding to acquire an additional 44.89% ownership interest in Rohan BRC Gas Equipment Private Limited (“Rohan BRC”), thus increasing our ownership in Rohan BRC to approximately 95%. Rohan BRC assembles, sells and services LPG and CNG equipment for automotive or other use, for both OEM and retrofit markets in India. Management currently expects the transaction to close in the fourth quarter of 2012.

The price for the acquisition of the additional ownership interest in Rohan BRC totals approximately $1.5 million (€ 1.2 million). At closing, the seller will receive approximately $1.1 million (€ 0.9 million), with additional cash payments of $0.4 million (€ 0.3 million) payable through a 7% quarterly royalty on the revenue of the purchase of components and kits sold by Rohan BRC to other entities owned by the selling owners.

On February 10, 2012, through our wholly owned subsidiary MTM S.r.L. (“MTM”), we purchased from the Wayne business of Dresser Italia S.r.l. (the “seller”), the net assets of its Cubogas compressor division (the “Cubogas” acquisition), specializing in natural gas compressors and packaging solutions, in an all-cash transaction. The aggregate purchase price totals approximately $6.7 million (approximately €5.0 million), of which $5.0 million (€3.8 million) was paid at closing, $0.9 million (€0.7 million) was payable in two equal installments 60 and 120 days after closing, and $0.8 million (€0.6 million) will be paid in three equal installments one year, two years, and three years from the closing date, respectively. The deal includes the purchase of the Cubogas trademarks, a manufacturing license for Nuovo Pignone vertical reciprocating compressors, and a license to use the “Dresser” trademark in connection with the manufacture, development and distribution of former Dresser CNG compressor systems.

Effective in the second quarter of 2012, our foreign subsidiaries ceased sales to Iran, both directly into Iran and to distributors outside Iran which were known to be for shipment into Iran, and we have begun to implement a prohibition on new business with Iran, direct or indirect, throughout our Company. In addition, we have informed our distributors and agents that they are also prohibited from direct and indirect sales to Iran.

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

Results of Operations

In an effort to more appropriately align the structure and business activities within Fuel Systems into two operating segments, starting in the second quarter of 2012, management reorganized operations into the following segments: FSS Automotive, consisting of our passenger and light duty commercial transportation, automotive OEM and aftermarket , and transportation infrastructure operations, as well as the US Automotive unit ; and FSS Industrial , consisting of our industrial mobile and stationary equipment and auxiliary power unit (APU), and the heavy duty commercial transportation operations. As a result, certain prior period amounts have been reclassified to conform to the current period presentation.

Results of Operations—Three Months Ended September 30, 2012

(Amounts in the tables in thousands, except percentages)

REVENUES

	Three Months Ended September 30,		Change	Percent Change
	2012	2011
FSS Industrial	$28,403	$31,314	$(2,911)	(9.3%)
FSS Automotive	61,158	68,444	(7,286)	(10.6%)

Total Revenues	$89,561	$99,758	$(10,197)	(10.2%)

FSS Industrial. The decrease in revenue primarily relates to a decrease in demand in the North American & European markets of approximately $0.8 million, approximately $1.5 million from our auxiliary power unit business as well as a decrease in our heavy duty business in Asia of approximately $0.6 million. In addition, we also experienced a shift in product mix which impacted our gross margins for the period. Included in the results discussed above is the weakening of local currencies compared to the US dollar which negatively impacted revenues by approximately $1.0 million for the three months ended September 30, 2012.

FSS Automotive. The decrease in revenue was due primarily to the weakening of local currencies compared to the US dollar which negatively impacted revenue by $7.5 million. On a constant currency basis, DOEM conversions in Italy and the US for the third quarter of 2012 increased approximately $3.8 million compared to the prior year period, while our compressor sales increased approximately $1.5 million, of which $0.9 million related to our Cubogas acquisition, during the third quarter of 2012 compared to the prior year period. These increases were almost entirely offset by a decline in our aftermarket and OEM kit sales. We continue to expect quarterly revenue from the US automotive market to be closely tied to orders from OEMs and, as a result, significant fluctuations may occur period to period.

COST OF REVENUE

	Three Months Ended September 30,		Change	Percent Change
	2012	2011
FSS Industrial	$22,719	$23,472	$(753)	(3.2%)
FSS Automotive	48,009	52,412	(4,403)	(8.4%)

Total Cost of Revenues	$70,728	$75,884	$(5,156)	(6.8%)

FSS Industrial. The decrease primarily relates to the decrease in material costs associated with lower volumes partially offset by higher warranty costs. Included in the results discussed above is the weakening of local currencies compared to the US dollar which decreased cost of revenue by approximately $0.7 million for the three months ended September 30, 2012.

FSS Automotive. The decrease was due primarily to the weakening of local currencies compared to the US dollar which had a positive impact on cost of revenue of approximately $5.7 million. On a constant currency basis, cost of revenue increased compared to the prior year period. This increase is due primarily to higher material and overhead costs as well as inventory write-downs partially offset by approximately $0.9 million of costs associated with the relocation of one of our Netherland subsidiaries in 2011. Our gross margins for FSS Automotive declined from the prior year period due to the increases of certain costs which we have not been able to pass on to our customers. We expect the pressure on FSS Automotive gross margins to continue until volumes associated with the US automotive market increase, which will better absorb fixed costs.

RESEARCH & DEVELOPMENT

	Three Months Ended September 30,		Change	Percent Change
	2012	2011
FSS Industrial	$1,829	$1,521	$308	20.2%
FSS Automotive	4,943	5,591	(648)	(11.6%)

Total Research and Development	$6,772	$7,112	$340	(4.8%)

FSS Industrial. The increase relates primarily to higher compensation and related expenses.

FSS Automotive. Approximately $0.3 million of the decrease relates to lower compensation and related expenses, as well as supplies, associated with the US automotive market. As this market continues to evolve, we are attempting to manage costs as we continue to develop various projects including an OEM bi-fuel vehicle, with OEM quality system solutions, as well as expansion of current products. In addition, the costs we incurred associated with the continued investment in various international automotive projects including next generation products, OEM quality system solutions and expansion of current products remained flat compared to the prior period. Included in the results discussed above is the weakening of local currencies compared to the US dollar which decreased research and development costs by approximately $0.4 million for the three months ended September 30, 2012.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended September 30,		Change	Percent Change
	2012	2011
FSS Industrial	$2,866	$3,014	$(148)	(4.9%)
FSS Automotive	7,649	10,878	(3,229)	(29.7%)
Corporate	1,327	1,151	176	15.3%

Total Selling, General & Administrative	$11,842	$15,043	$(3,201)	(21.3%)

FSS Industrial. The decrease relates primarily to lower outside services.

FSS Automotive. The decrease relates primarily to higher allowance for uncollectible accounts of $0.8 million incurred in 2011, approximately $0.6 million of reserves for potential labor claims from former DOEM employees in 2011 as well as approximately $0.8 million of costs associated with the relocation of one of our Netherland Subsidiaries in 2011. Included in the results discussed above is the weakening of local currencies compared to the US dollar which decreased selling, general and administrative costs by approximately $1.1 million for the three months ended September 30, 2012.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses increased slightly due to higher outside consultant costs compared with the prior year quarter.

OPERATING INCOME/(LOSS)

	Three Months Ended September 30,		Change	Percent Change
	2012	2011
FSS Industrial	$989	$3,307	$(2,318)	(70.1%)
FSS Automotive	557	(437)	994	227.5%
Corporate Expenses (1)	(1,327)	(1,151)	(176)	(15.3%)

Total Operating Income	$219	$1,719	$(1,500)	(87.3%)

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the three months ended September 30, 2012 decreased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended September 30, 2012, we recognized approximately $0.8 million in gain on foreign exchange compared to $0.5 million in losses on foreign exchange for the three months ended September 30, 2011, respectively. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Benefit/(Provision) for Income Taxes.

Income tax expense for the three months ended September 30, 2012 was approximately $1.8 million representing an effective tax rate of 151.9% compared with income taxes of $2.0 million, representing an effective tax rate 126.8%, for the three months ended September 30, 2011. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the three months ended September 30, 2012 and 2011, the Company incurred a pre-tax loss of approximately $4.5 million and $3.3 million, respectively, in the loss jurisdictions. Accordingly, for the three months ended September 30, 2012, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the release of the valuation allowance, as well as of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded.

Results of Operations—Nine Months Ended September 30, 2012

(Amounts in the tables in thousands, except percentages)

REVENUES

	Nine Months Ended September 30,		Change	Percent Change
	2012	2011
FSS Industrial	$92,800	$93,776	$(976)	(1.0%)
FSS Automotive	203,102	213,398	(10,296)	(4.8%)

Total Revenues	$295,902	$307,174	$(11,272)	(3.7%)

FSS Industrial. The decrease in revenue primarily relates to a decrease in demand in the North American & European markets of approximately $3.1 million. This decrease was partially offset by higher sales from our auxiliary power unit business of approximately $1.0 million as well as our heavy duty business in Asia of approximately $1.1 million. Included in the results discussed above is the weakening of local currencies compared to the US dollar which negatively impacted revenues by approximately $2.5 million for the nine months ended September 30, 2012.

FSS Automotive. The decrease in revenue was due primarily to the weakening of local currencies compared to the US dollar which negatively impacted revenue by $18.2 million. On a constant currency basis, our compressor sales increased approximately $6.2 million, of which $1.7 million related to our Cubogas acquisition, and our total DOEM conversions increased $4.1 million compared to the prior year although our conversions were higher in Italy offset by lower US conversions. Our aftermarket and OEM kit sales decreased in the US as well as internationally by approximately $3.0 million. We continue to expect quarterly revenue from the US automotive market to be closely tied to orders from OEMs and, as a result, significant fluctuations may occur period to period.

COST OF REVENUE

	Nine Months Ended September 30,		Change	Percent Change
	2012	2011
FSS Industrial	$70,179	$70,565	$(386)	(0.5%)
FSS Automotive	155,221	164,025	(8,804)	(5.4%)

Total Cost of Revenues	$225,400	$234,590	$(9,190)	(3.9%)

FSS Industrial. Although the cost of revenue remained flat compared to the prior year period, the weakening of local currencies compared to the US dollar decreased cost of revenue by approximately $1.9 million for the nine months ended September 30, 2012. Such decrease was offset by higher warranty and overhead costs.

FSS Automotive. The decrease was due primarily to the weakening of local currencies compared to the US dollar which decreased cost of revenue by approximately $13.8 million. On a constant currency basis, cost of revenue increased compared to the prior year period. This increase is due primarily to higher material costs related to increased Compressor and DOEM volumes as well as higher overhead costs and inventory write-downs partially offset by approximately $0.9 million of costs associated with the relocation of one of our Netherland subsidiaries in 2011. Our gross margins for FSS Automotive remained relatively flat compared to the prior year due to higher DOEM conversion volumes in Italy offset by lower volumes in the US market as well as higher compressor volumes. We expect the pressure on FSS Automotive gross margins to continue until volumes associated with the US automotive market increase, which will better absorb fixed costs.

RESEARCH & DEVELOPMENT

	Nine Months Ended September 30,		Change	Percent Change
	2012	2011
FSS Industrial	$5,024	$4,285	$739	17.2%
FSS Automotive	16,911	16,375	536	3.3%

Total Research and Development	$21,935	$20,660	$1,275	6.2%

FSS Industrial. The increase relates primarily to higher compensation and related expenses as well as approximately $0.3 million of additional full period costs associated with the acquisition of Alternative Fuel Systems in May 31, 2011.

FSS Automotive. The increase relates to additional outside services and supplies, associated with new projects for the US automotive market, of approximately $0.8 million, including the addition of an OEM bi-fuel vehicle, with OEM quality system solutions, as well as expansion of current products. In addition, we incurred approximately $0.7 million of costs associated with the continued investment in various international automotive projects including next generation products, OEM quality system solutions and expansion of current products as well as additional overhead costs associated with our new R&D facility in Italy. Included in the results discussed above is the weakening of local currencies compared to the US dollar which decreased research and development costs of approximately $0.9 million for the nine months ended September 30, 2012.

SELLING, GENERAL & ADMINISTRATIVE

	Nine Months Ended September 30,		Change	Percent Change
	2012	2011
FSS Industrial	$9,722	$8,328	$1,394	16.7%
FSS Automotive	26,612	28,782	(2,170)	(7.5%)
Corporate	4,742	3,737	1,005	26.9%

Total Selling, General & Administrative	$41,076	$40,847	$229	0.6%

FSS Industrial. The increase relates primarily to higher compensation and related expenses associated with our APU business of approximately $0.6 million, severance charges in the US of approximately $0.2 million, as well as higher consulting and outside services associated with the expansion of our production software system in Canada of approximately $0.4 million and approximately $0.2 million of additional full period costs associated with the acquisition of Alternative Fuel Systems in May 31, 2011.

FSS Automotive. The decrease was due primarily to the weakening of local currencies compared to the US dollar which decreased cost of revenue by approximately $2.3 million. On a constant currency basis, the increase relates primarily to an allowance for uncollectible loans of approximately $0.8 million in 2012, higher compensation and related expenses as well as higher consulting and outside services associated with the US automotive market of approximately $1.0 million, and a reduction in the contingent consideration associated with the PCI acquisition of approximately $0.6 million in 2011. These items were partially offset by approximately $0.6 million of reserves for potential labor claims from former DOEM employees in 2011, approximately $0.8 million of costs associated with the relocation of one of our Netherland Subsidiaries in 2011 and higher bad debt expense of $0.8 million incurred in 2011.

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

OPERATING INCOME/(LOSS)

	Nine Months Ended September 30,		Change	Percent Change
	2012	2011
FSS Industrial	$7,875	$10,598	$(2,723)	(25.7%)
FSS Automotive	4,358	4,216	142	3.4%
Corporate Expenses (1)	(4,742)	(3,737)	(1,005)	(26.9%)

Total Operating Income	$7,491	$11,077	$(3,586)	(32.4%)

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the nine months ended September 30, 2012 decreased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the nine months ended September 30, 2012 we recognized approximately $0.9 million in gain on foreign exchange compared to $0.9 million in losses on foreign exchange for the nine months ended September 30, 2011, respectively. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes.

Income tax expense for the nine months ended September 30, 2012 and 2011 was approximately $3.4 million and $7.5 million, representing an effective tax rate of 38.8% and 65.9%, respectively, and primarily consisted of the provision for our foreign operations. In addition, during the second quarter of 2012, we determined that the recoverability of the net deferred tax assets in our Canadian entities was more likely than not. As a result, we released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation allowance was based upon the recent history of earnings of our Canadian entities, forecasted future earnings of this group, and a planned merger of our Canadian operations into a single legal entity, which will allow the netting, for income tax reporting purposes, of income with losses incurred within this group. In addition, in the nine months period ended September 30, 2012, we recorded a benefit of approximately $0.4 million related to a change in the Canadian statutory income tax rate, a benefit of approximately $0.4 million related to a beneficial income tax election made with respect to our Italian operations, which were all offset by approximately $0.9 million for a tax assessment related to our Italian income tax filings for the 2010 period.

A full valuation allowance continues to be maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the nine months ended September 30, 2012 and 2011, the Company incurred a pre-tax loss of approximately $13.8 million and $9.6 million, respectively, in the loss jurisdictions. Accordingly, for the nine months ended September 30, 2012, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the release of the valuation allowance, as well as of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded.

Liquidity and Capital Resources

(Amounts in the tables in thousands)

Overview — Our primary sources of liquidity are cash provided by operating activities and debt financing. Additionally from time to time we raise funds from the equity capital markets to fund our working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets. We believe the amounts available to us under our various credit agreements together with cash on hand will continue to allow us to meet our needs for working capital and other cash needs for worldwide operations for at least the next 12 months. For periods beyond 12 months, although we do not have any plans to do so, we may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of our technologies and products. However, we can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all. Nevertheless, our ability to satisfy our working capital requirements will substantially depend upon our future operating performance (which may be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. We continue to evaluate our need to increase liquidity.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. In February 2012, our FSS Automotive segment purchased approximately $12.0 million of prime-rated German government bonds with a maturity date of December 14, 2012. In June 2012, our FSS Automotive segment purchased approximately an additional $6.0 million of prime-rated German government bonds with a maturity date of March 14, 2014. These investments were placed in the available for sale category. As of September 30, 2012 we had approximately $32.6 million of cash held in accounts outside the U.S., primarily in Europe. Although we currently do not intend nor foresee a need to repatriate these funds, residual US taxes have been accrued on approximately $30.0 million of earnings not considered to be indefinitely reinvested from FSS Automotive. We expect existing domestic and foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

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

	As of
	September 30, 2012	December 31, 2011
Cash and cash equivalents	$54,635	$96,740

Current portion of term loans and debt	139	6,367
Long-term term and other loans	392	3,698

Total debt	531	10,065
Total equity	333,070	329,822

Total capitalization (debt plus equity)	$333,601	$339,887

Debt to total capitalization	0.2%	3.0%
Net Cash (cash and cash equivalents less debt)	$54,104	$86,675
Current assets	$280,419	$299,285
Current liabilities	$92,774	$104,692

Our debt to total capitalization ratio at September 30, 2012 decreased approximately 93.3% to 0.2% compared to December 31, 2011 as our total debt decreased by approximately $9.5 million or 94.7% compared to December 31, 2011, in connection with repayments of term loans at our FSS Automotive operations.

Our ratio of current assets to current liabilities was approximately 3:1 at both September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, our total working capital decreased by $6.9 million to $187.6 million from $194.6 million at December 31, 2011. This decrease is primarily due to a decrease of $42.1 million in cash, which was partially offset by: (a) an increase of $11.6 million in short-term investments, due to the purchase of German Government bonds, (b) an increase in accounts receivable of $10.2 million and an increase in inventory of $11.1 million, due to increases at both our FSS Automotive and FSS Industrial segments; (c) a decrease of $10.7 million in accounts payable; and (d) a decrease of $6.2 million for repayments of current portions of term loans and other debt.

The following table provides a summary of our operating, investing and financing activities as follows:

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$2,402	$2,857
Investing activities	(32,199)	(25,850)
Financing activities	(12,107)	(9,290)
Effect on cash of changes in exchange rates	(201)	2,057

Net decrease in cash and cash equivalents	$(42,105)	$(30,226)

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

2012 compared to 2011. In 2012, our net cash flow provided by operating activities was $2.4 million, a decrease of $0.5 million from the net cash flow provided by operating activities in the nine months ended September 30, 2011. This decrease was primarily driven by higher cash outflows associated with accounts payable, which were only partially offset by higher cash inflows associated with accruals and net related party payables, as well as lower cash inflows in connection with accounts receivable due to lower sales.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of investments in available for sale German government bonds, property, plant and equipment (“PP&E”) expenditures, as well as acquisitions.

In 2012, our PP&E expenditures totaled approximately $11.3 million, of which approximately $10.3 million relates to our FSS Automotive operations, primarily for leasehold improvements and acquisitions of machinery and equipment. In addition, we invested approximately $18.3 million in prime-rated German government bonds, and paid approximately $5.7 million for the Cubogas acquisition.

In 2011, we spent approximately $13.4 million on the acquisition of Alternative Fuel System (2004) Inc. and NaturalDrive Partners LLC, and recorded restricted cash of approximately $3.2 million in connection with the acquisition of the non-controlling interest in MTE. Our equipment and leasehold additions were approximately $9.7 million, the majority of which was within our FSS Automotive operations, relating to increased purchases to expand our manufacturing capacity, with specific emphasis on our research and development center.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2012, our financing activities included repayments on our revolving lines of credit, term loans and other debt for approximately $9.3 million in connection with our FSS Automotive operations. In January 2012, in accordance with the terms of the agreement, we paid the additional installment of approximately $2.8 million associated with the redemption of the remaining non-controlling interest in MTE.

In 2011, our financing activities included the acquisition of the non-controlling interest in MTE for approximately $7.5 million, payments on term and other loans of approximately $2.4 million in connection with our FSS Automotive operations, as well as new borrowings on our revolving lines of credit for approximately $0.6 million.

Credit Agreements

The Company’s debt payable is summarized as follows (in thousands):

	Available as of September 30, 2012	As of
		September 30, 2012	December 31, 2011
(a) Revolving lines of credit – Italy and Argentina	$11,852	$—	$2,513
(b) Revolving lines of credit – USA	13,000	—	—
(c) Term loan – Intesa SanPaolo S.p.A.	—	—	1,418
(d) Term loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.	—	—	5,395
(e) Other indebtedness	—	531	739

	$24,852	531	10,065
Less: current portion		139	6,367

Non-current portion		$392	$3,698

At September 30, 2012, the Company’s weighted average interest rate on outstanding debt was 3.6%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at September 30, 2012. The fair value of the debt obligations approximated the recorded value as of September 30, 2012 and December 31, 2011.

(a) Revolving Lines of Credit – Italy and Argentina

We maintain various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $6.9 million which is unsecured and $2.0 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.2% to 4.2% as of September 30, 2012. At September 30, 2012 and December 31, 2011, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $3.0 million. These lines are unsecured with no balance and $2.5 million outstanding at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, the interest rates for the lines of credit in Argentina ranged from 3.8% to 22.5%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of September 30, 2012, the Company and IMPCO Technologies, Inc. (“IMPCO US”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO US intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO US’s payments. At September 30, 2012 and December 31, 2011, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable

LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. dollar equivalent of which does not exceed $75 million. At September 30, 2012, the Company was in compliance with these covenants.

(c) Term Loan – Intesa SanPaolo S.p.A.

On June 26, 2007, BRC S.r.L. (“BRC”), one of our subsidiaries that was merged into MTM during 2011, entered into a five and a half year unsecured term loan agreement with Intesa San Paolo S.p.A. of Italy pursuant to which BRC received €5.0 million (approximately $6.4 million). The payment terms are such that BRC will pay equal installments on a semi-annual basis throughout the term of the loan and interest based on six-month EURIBOR plus 0.4% per annum, which was 0.8% and 2.0% at September 30, 2012 and December 31, 2011, respectively. The loan agreement requires that BRC maintain a ratio of indebtedness to EBITDA, measured at each year end, of less than 1.25 to maintain this rate. At September 30, 2012 and December 31, 2011, BRC was in compliance with this covenant. In the event the ratio of indebtedness to EBITDA exceeds 2.5, the effective rate may adjust upward not to exceed six-month EURIBOR plus 1.2%, which was 1.6% and 2.8% at September 30, 2012 and December 31, 2011, respectively. In September 2012, MTM paid off the outstanding term loan balance of $0.7 million. There was no balance at September 30, 2012 and approximately $1.4 million outstanding at December 31, 2011.

(d) Term Loan – Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM, one of our subsidiaries, entered into a financing agreement with Banca IMI S.p.A. and Intesa pursuant to which MTM may borrow up to €15.0 million (approximately $19.3 million) to be used for the acquisition of Distribuidora Shopping, as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. In addition, on May 28, 2009, MTM exercised its option to extend the maturity date of its borrowings under this financing agreement from June 22, 2009 to June 22, 2014. As specified in the financing agreement, MTM must make interest payments on June 30 and December 31 of each year beginning on June 30, 2009 and is obligated to repay the entire principal amount of the loan, €15.0 million, in ten equal semi-annual installments beginning on December 22, 2009 and ending on June 22, 2014. In September 2012, MTM paid off the outstanding term loan balance of $4.3 million. There was no balance at September 30, 2012 and approximately $5.4 million outstanding on this financing agreement at December 31, 2011.

The loan contains semi-annual covenants beginning June 30, 2009 which require MTM to maintain (1) a ratio of indebtedness less cash and cash equivalents to rolling twelve month EBITDA of less than 2.5, (2) a ratio of indebtedness less cash and cash equivalents to equity of less than 1.0 and (3) a ratio of rolling twelve month EBITDA to net interest expense ratio greater than 5.0. In addition, the loan requires Mariano Costamagna (the Company’s Chief Executive Officer) and his family to hold, directly or indirectly, 10% of the outstanding capital stock of the Company, unless the reduction in ownership is attributable to one or more issuances of the Company’s capital stock or a merger or other fundamental corporate transaction which causes a variation in the outstanding capital stock. At September 30, 2012, MTM was in compliance with these covenants. The loan is collateralized by all of MTM’s ownership interest in Distribuidora Shopping, a subsidiary of the Company, and all of Distribuidora Shopping’s receivables.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans involving our foreign subsidiaries. These term loans are used primarily to fund the operations of these subsidiaries and bear interest of 1.6%.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of September 30, 2012 (in thousands):

	Payments Due by Period
(In thousands) Contractual Obligations	Total	Three Months Ending December 31, 2012	Year Ending December 31,
			2013	2014	2015	2016	Thereafter
Revolving lines of credit	$—	$—	$—	$—	$—	$—	$—
Revolving lines of credit — interest	—	—	—	—	—	—	—
Term and other loans — principal	354	14	56	57	58	59	110
Term and other loans — interest	16	1	5	4	3	2	1
Capital lease obligations (a)	188	87	47	45	9	—	—
Operating lease obligations (a)	29,947	1,913	7,097	5,877	4,499	4,045	6,516
Other long-term liabilities (b)	153	4	18	19	19	20	73
Other and miscellaneous (a)	144	144	—	—	—	—	—

	$30,802	$2,163	$7,223	$6,002	$4,588	$4,126	$6,700

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. The “other and miscellaneous” category includes obligations under employment contracts.
(b)	We have other long term liabilities on our balance sheet amounting to $9.7 million, of which $9.5 million are not shown on this table. Of the $9.5 million, $1.4 million relates to our obligations to employees and directors under our deferred compensation plan, and $4.7 million relates to a mandatory termination payment for Italian employees called “Trattamento di Fine Rapporto” that is required by Italian law. Payments under both of these contractual obligations are due upon employees’ termination of service.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three and nine months ended September 30, 2012 by approximately $0.7 million and $1.5 million, respectively. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

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

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business including, but not limited to, product liability, asbestos related liability, employment matters, patent and trademarks, and customer account collections. We are not a party to, and, to our knowledge, there are not threats of any claims or actions against us, the ultimate disposition of which would have a material adverse effect on our consolidated results of operations or liquidity.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, we did not sell any equity securities not registered under the Securities Act of 1933, as amended.

The following table provides information on purchases of our common shares outstanding made by us during the three months ended September 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1–31, 2012	—	$—	n/a	n/a
August 1–30, 2012	—	—	n/a	n/a
September 1–30, 2012	—	—	n/a	n/a

Total	—	$—	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report:

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

FUEL SYSTEMS SOLUTIONS, INC.

Date: November 8, 2012	By:	/S/ PIETRO BERSANI

Pietro Bersani
Chief Financial Officer