Form 10-K
period 2012-12-31
Fuel Systems Solutions, Inc.
filed 2013-03-13
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2012, was approximately $305.3 million based upon the closing sale price of the registrant’s common stock of $16.69 on June 29, 2012, as reported on the Nasdaq Stock Market.

As of February 15, 2013, the registrant had 20,053,888 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Overview

Founded over 50 years ago, Fuel Systems Solutions is a leader in providing alternative fuel systems for transportation, industrial, and refueling applications worldwide. We have a global presence and operate in geographies and markets that are underpenetrated and growing rapidly, driven by compelling economics, government support, and local demand. Our dedicated and bi-fuel technologies offer our customers a broad range of cost-effective products and applications that we tailor to local specifications. Our technologies enable our customers to:

•	benefit from significantly lower retail fuel prices, capturing the differential between traditional fuels and compressed natural gas (CNG), liquid propane gas (LPG), and other gaseous fuels;

•	contribute to cleaner air and environment as carbon emissions of natural gas are in general lower than gasoline and diesel; and

•	help displace oil and exploit natural gas reserves so as to increase energy independence.

Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. We supply our products and systems to the marketplace through a global distribution network of distributors and dealers in more than 60 countries and 173 original equipment manufacturers, or OEMs.

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

Automobile manufacturers, taxi companies, transit and shuttle bus companies and delivery fleets are among the most active customers for our transportation products. Our largest markets for transportation products are currently, and have historically been, outside the United States. To capture demand in the now emerging United States market for alternative gaseous fuel-powered vehicles and equipment, we recently made acquisitions in the United States, and have a full suite of automotive capabilities, including a California Air Resources Board (“CARB”) certified product line and in-house OEM systems engineering platform, enhancing our ability to leverage our existing relationship with fleet customers and other manufacturers as they roll out CNG and LPG versions of key fleet vehicles in North America.

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

Unless the context otherwise requires, the terms “we,” “us,” “our”, “Fuel Systems” and “the Company” refer to Fuel Systems Solutions, Inc., or Fuel Systems and its subsidiaries. We were incorporated in Delaware in 1985 after having provided automotive and alternative fuel solutions in a variety of organizational structures since 1958. In 2006, we reorganized our business and corporate structure creating Fuel Systems Solutions, Inc. as a holding company. Beginning with the second quarter of 2012, in an effort to more properly align structure and business activities, management reorganized operations into two new operating segments, FSS Industrial and FSS Automotive. Our FSS Industrial operations consist of our industrial mobile and stationary and auxiliary power unit (APU), and the heavy duty commercial transportation operations. Our FSS Automotive operations consist of the company’s passenger and light duty commercial transportation (OEM), automotive aftermarket, and transportation infrastructure operations, as well as the US Automotive unit.

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

We are directly involved in two markets: automotive and industrial, including mobile and power generation equipment. These markets have seen growth in the use of clean-burning gaseous fuels due to the less harmful emissions effects of gaseous fuels and the cost advantage available in many markets of gaseous fuels over gasoline and diesel fuels. In an effort to more appropriately align the structure and business activities within Fuel Systems into two operating segments, starting in the second quarter of 2012, management reorganized operations into the following segments: FSS Automotive and FSS Industrial. FSS Automotive consists of our passenger and light duty commercial transportation, automotive OEM and aftermarket , and transportation infrastructure operations, as well as the US Automotive unit. FSS Industrial consists of our industrial mobile and stationary equipment and auxiliary power unit (APU), and the heavy duty commercial transportation operations.

Automotive

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

In 2012 and 2011, no customers represented more than 10.0% of our consolidated sales. In 2010, one customer represented 14.6% of our consolidated sales. During 2012, 2011, and 2010, sales to our top ten customers accounted for 28.7%, 32.8%, and 53.0% of our consolidated sales, respectively. If our largest customer or several of these key customers were to reduce their orders substantially, we would suffer a decline in sales and profits, and those declines could be substantial.

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

Sales and Distribution

We sell products through a worldwide network encompassing distributors and dealers in more than 60 countries and through a sales force that develops sales with distributors, OEMs and large end-users. Our operations focus on OEM and aftermarket distributors in the transportation, industrial and power generation markets. Of these markets, we believe that the greatest potential for growth is in the, Asia, North and South America and Middle East regions in sales to transportation OEMs and aftermarket distributors and installers and in North America in sales to industrial OEMs and the related aftermarket.

During the years 2012, 2011, and 2010, sales to distributors accounted for 68.7%, 63.5%, and 49.4%, respectively, of our revenue, and sales to OEM customers accounted for 31.3%, 36.5%, and 50.6%, respectively, of our revenue.

Distributors generally service the aftermarket business for the conversion of liquid fueled engines to gaseous fuels. Many domestic distributors have been our customers for more than 30 years, and many of our export distributors have been our customers for more than 20 years.

Information regarding revenue, income and assets of each of our two business segments, FSS Industrial operations and FSS Automotive operations, and our revenue and assets by geographic area is included in Note 18 to the consolidated financial statements included elsewhere in this Annual Report on Form 10K as well as in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Manufacturing

We manufacture and assemble a majority of our products at our facilities in Santa Ana, California, Union City, Indiana, Kitchener, Canada, Beccar, Argentina and Cherasco, Italy and to a lesser extent at some of our other international facilities. Current manufacturing operations consist primarily of mechanical component assembly and test, forging and light machining, electronic PCB assembly and testing and system up-fitting. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic and foreign automotive and electronics suppliers, die casters, stamping operations, specialized diaphragm manufacturers and machine shops. During 2012 and 2011, no suppliers represented more than 10.0% of consolidated purchases of raw materials and services. During 2010, one supplier represented 10.3% of the consolidated purchases of raw materials and services.

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

Research and Development

Our research and development programs provide the technical capabilities that are required for the development of systems and products that support the use of gaseous fuels in internal combustion engines. Our research and development is focused on fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines. In 2010, we expanded our research and development facility in Italy to continue to serve our customers with new products and capabilities. In 2011, we expanded our research and development facilities in the U.S. to address the increasing U.S. automotive market. Our research and development expenditures were approximately $28.3 million, $28.1 million, and $20.8 million, in 2012, 2011, and 2010, respectively.

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

Product Certification

We must obtain emission compliance certification from the Environmental Protection Agency to sell certain of our products in the United States, receive certification from CARB to sell certain products in California and other states, and meet European standards for emission regulations in Europe. Each car, truck or van sold in each of these markets must be certified before it can be introduced into commerce, and its products must meet component, subsystem and system level durability, emission, refueling and various idle tests. We have also obtained international emissions compliance certification in Argentina, Australia, Brazil, Canada, Chile, Europe, Russia, Mexico and Thailand. We strive to meet stringent industry standards set by various regulatory bodies. Approvals enhance the acceptability of our products in the worldwide marketplace. Many foreign countries also accept these agency approvals as satisfying the “approval for sale” requirements in their markets.

Employees

As of December 31, 2012, we employed approximately 1,700 persons. Of these employees, approximately 360 were employed in our FSS Industrial operations, of which 179 are non-US employees, and approximately 1,349 were employed in our FSS Automotive operations, of which 1,246 are foreign employees. Employees in Italy, the Netherlands and Argentina are represented by a collective bargaining agreement. Personnel employed by our foreign subsidiaries are often subject to national labor contracts. We consider our relations with our current employees and unions to be good.

Intellectual Property

We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have over 125 patents registered in countries located in North America, Europe, and Asia. We do not expect the expiration of our patents to have a material effect on our revenue.

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

The unpredictable nature of the developing alternative fuel U.S. automotive business may materially and adversely affect our revenue, operating results and cash flows.

Although we believe that we are positioned to compete in the dedicated and bi-fuel natural gas vehicle (NGV) OEM market emerging in the U.S. and our vehicle modification and systems integration capabilities for a variety of alternative fuel applications (including hybrid, CNG, propane and dual-fuel diesel) present us with a unique advantage, the unpredictable nature of the developing alternative fuel U.S. automotive business may materially and adversely affect our revenue, operating results and cash flows as well as the recoverability of our initial investments. Our U.S. automotive business, through recent acquisitions and additional investments, has the capabilities necessary to be a leader in this market but we can not assure you that this U.S. market will continue to develop or result in increased sales for us.

The development of our business is dependent on the availability of gaseous fueling infrastructure

Many countries, including the United States, currently have limited or no infrastructure to deliver natural gas and propane to vehicle based consumers. Currently in the United States, alternative fuels such as natural gas cannot be readily obtained by consumers for motor vehicle use and only a small percentage of motor vehicles manufactured for the United States are equipped to use alternative fuels. Users of gaseous fuel vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products and services. We cannot assure you that the United States or global market for gaseous fuel engines will expand broadly or, if it does, that it will result in increased sales of our fuel system products.

Reduced consumer or corporate spending due to weakness in the financial markets and uncertainties in the economy, domestically and internationally, may materially and adversely affect our revenue, operating results and cash flows.

We depend on demand from the consumer, OEM, contract manufacturing, industrial, automotive and other markets we serve for the end market applications that use our products and services. All of these markets have been, and may continue to be, affected by the recent instability in global financial markets that have caused extreme economic disruption. Reductions in consumer or corporate demand for our products and services as a result of uncertain conditions in the macroeconomic environment, such as volatile energy prices, inflation, fluctuations in interest rates, difficulty securing credit, extreme volatility in security prices, diminished liquidity, or other economic factors, may materially and adversely affect our revenue, operating results and cash flows.

Negative economic conditions, as those being experienced in Europe, may materially impact our customers and suppliers with which we do business. Currently, the demand in Europe for new automobiles is at its weakest in nearly two decades. Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders, reduce the volume of products they purchase from us in the future or seek price concessions. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers who operate in cyclical industries or who may not be able to secure sufficient credit in order to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations, liquidity and financial condition.

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

The world has experienced a global macroeconomic downturn. The EU debt crisis may adversely affect global market conditions and has adversely affected economic growth in the EU and other parts of Europe. If economic conditions in our key markets remain uncertain or deteriorate further, customer demand for our products could decline, and we may experience material adverse impacts on our business and operating results.

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

For the year ended December 31, 2012, non-U.S. operations accounted for approximately 81.6% of our revenue. Most revenues and expenses of our non-U.S. operations are in local currency. Our financial statements are presented in U.S. dollars, therefore, gains and losses on the conversion of foreign currency denominated expenses into U.S. dollars could cause fluctuations in our operating results, and fluctuating exchange rates could cause significantly reduced revenue and gross margins from non-U.S. dollar-denominated revenue, which could materially and adversely affect our overall financial results.

Also, for the year ended December 31, 2012, Euro denominated revenue accounted for approximately 69.9% of our total revenue; therefore a substantial appreciation in the rate of exchange of the U.S. dollar against the Euro could have a significant adverse affect on our financial results.

We currently do not engage in financial hedging against these risks and may not be able to hedge against these risks in the future.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions prohibit companies and their intermediaries and agents from making improper payments to foreign officials, including employees of government owned businesses, for the purpose of obtaining or retaining business. During the last few years, the United States Department of Justice and the SEC have brought an increasing number of

FCPA enforcement cases, many resulting in very large fines and deferred criminal prosecutions. We operate in many countries which are viewed as high risk for FCPA compliance. Our Code of Conduct mandates compliance with the FCPA and other similar anti-bribery laws. We recently instituted training programs for our employees around the world. Despite our training programs and compliance policies, there can be no assurance that all employees and third-party intermediaries (including our distributors and agents) will comply with anti-corruption laws. Any such violation could have a material adverse effect on our business. As part of our anti-bribery policies, in the event that we have reason to believe that our employees, agents, distributors or other third parties that transact the Company’s business have or may have violated applicable anti-corruption laws, including the FCPA, we may investigate or have outside counsel or agents investigate the relevant facts and circumstances. We have incurred and in the future may incur additional compliance costs associated with the implementation of our FCPA compliance policies and training programs, which could have a material impact on our business.

In any acquisition or joint venture we engage in, we expose ourselves to the possibility that the employees and agents of such businesses may not have conducted themselves in compliance with the anti-corruption laws of the FCPA. In response to increasing FCPA enforcement actions in the United States, we have sought to impose contractual provisions and undertake cost appropriate due diligence. We cannot provide assurance that we will always be protected from the consequences of acts which may have violated the FCPA.

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

We do not have long-term contracts with our customers. Generally, our product sales are made on a purchase order basis, which allows our customers to reduce or discontinue their purchases from us. Accordingly, we cannot predict the timing, frequency or size of our future customer orders. Our ability to accurately forecast our sales is further complicated by the current global economic and financial uncertainty. We maintain significant inventories (approximately 69.9% of total inventory) at FSS Automotive Group, the principal operating company in our transportation division, in an effort to ensure that our European transportation customers have a reliable source of supply. Our total inventory at December 31, 2012 was $104.1 million, an increase of $0.7 million compared to our total inventory at December 31, 2011. If we fail to anticipate the changing needs of our customers and accurately forecast our customer demands, our existing and potential customers may not place orders with us, which would decrease our revenue, and we may accumulate significant inventories of products that we will be unable to sell which may result in a significant decline in the value of our inventory. As a result, our revenue, gross profit and other operating results and cash flows may be materially and adversely affected.

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

We believe that our sales are favorably impacted by changes in consumer demand prompted by rising oil prices and concern over potential increases in oil prices. Conversely, when oil prices decrease and remain low or continue to decrease, it may result in a decline of the demand for our products and services. In addition, volatility in the price of natural gas may have an equal though opposite impact on the demand for our products and services. The potential decline in the demand for our products and services caused by these price fluctuations could materially and adversely affect our revenue, operating results and cash flows.

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

Some of our foreign subsidiaries have done, and may continue to do, business in countries subject to U.S. sanctions and embargoes.

Some of our foreign subsidiaries in the past have sold fuel delivery systems, related parts and accessories to customers in countries currently subject to sanctions and embargoes imposed by the U.S. government, the European Union (“EU”), the United Nations, and other countries when we did not believe such sales violated these sanctions or embargoes. We may sell products into countries currently subject to sanctions or embargoes if we believe those sales would not violate the sanctions or embargos and the changing embargo regimes with respect to such countries do not present inappropriate business risks. However, the sanctions are complex and are constantly changing. Changing embargo and sanction regimes can make unlawful activities which were previously lawful. We may decide not to sell into countries because of the risk of changing regimes. We believe we have procedures in place to conduct U.S. and foreign operations without violating U.S., EU, or other sanctions. However, if we fail to comply with U.S. sanctions, EU sanctions or other sanctions, we could be subject to material fines and penalties and incur damage to our reputation, which may lead to a reduction in the market price of our common stock.

In addition, our foreign subsidiaries’ sales into such countries, even if they did not violate the sanctions and embargos, could reduce demand for our common stock among certain of our investors.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. Although it is not clear whether these requirements will apply to us, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these new requirements.

We engage in related party transactions, which result in a conflict of interest involving our management.

We have engaged in the past, and continue to engage, in a significant number of related party transactions, specifically between the Company’s foreign subsidiaries and members of the family of our Chief Executive Officer, Director and largest stockholder, his brother Pier Antonio Costamagna (one of our executive officers who is General Manager of MTM, S.r.L., a wholly owned subsidiary of the Company), companies in which our Chief Executive Officer’s family has controlling or other ownership interests. Our Board, its Audit Committee and its Nominating and Corporate Governance Committee seek to review on an ongoing basis related party transactions as well as new transactions which may be proposed for various issues related to the effect on our business. We cannot assure you that the terms of the transactions with these various related parties are on terms as favorable to us as those that could have been obtained in arm’s-length transactions with third parties, or that the existing policies and procedures are sufficient to identify and completely address conflicts of interest that may arise. Related party transactions could result in related parties receiving more favorable treatment than an unaffiliated third party would receive, although these parties may provide goods or services that are not readily available elsewhere in some situations. In addition, related party transactions present difficult conflicts of interest, could result in significant and minor disadvantages to our company and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our stockholders.

Rohan BRC, our India joint venture, has suffered financial losses and may be unable to pay on amounts owed to our subsidiary MTM for the purchase of components.

We have invested in a joint venture in India, Rohan BRC. Rohan BRC’s losses over the period of our investment have exceeded the aggregate amount of our investment in and loans to Rohan BRC. We have over different periods impaired the entire balance of the loans and the investment due to the losses. In addition, our subsidiary MTM sells components to Rohan BRC. In the third quarter of 2012, we began accounting for new sales to Rohan BRC on the cash basis; revenue attributed to new sales to Rohan BRC was deferred until receipt of payment and all goods sold to Rohan BRC and not paid for by Rohan BRC was then recorded for accounting purposes on a consignment basis. As of December 31, 2012, the receivable recorded to Rohan BRC totaled $0.8 million and the inventory recorded as on consignment totaled $3.3 million. We may never realize any value from our investment or loans to Rohan BRC. Moreover, Rohan BRC may be unable to pay amounts owed to MTM and we do not have the ability to control their day-to-day operations or their management.

We have a significant amount of goodwill and intangible assets that may become impaired, which could impact our results of operations.

For the year ended December 31, 2012, we recognized an impairment charge of approximately $9.9 million representing the write-off of goodwill and an impairment charge of approximately $9.9 million representing write off of intangible assets associated with two of our reporting units. Approximately $15.2 million, or 3.6%, of our total assets at December 31, 2012 were net intangible assets, including technology, customer relationships and trade name, and approximately $49.2 million, or 11.7%, of our total assets at December 31, 2012 were goodwill that relates to our acquisitions. We amortize the intangible assets, with the exception of goodwill, based on our estimate of their remaining useful lives and their values at the time of acquisition. We are required to test goodwill for impairment at least on an annual basis, or earlier if we determine it may be impaired due to change in circumstances. We are required to test the other intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the intangible assets may not be recoverable. If impairment exists in any of these assets, we are required to write-down the related asset to its estimated recoverable value as of the measurement date. Such impairment write-downs may significantly impact our results of operations and financial position.

We may not be able to successfully integrate our acquired businesses or any future acquired businesses into our existing worldwide business without substantial expenses, delays or other operational or financial problems.

As a part of our business strategy, we may seek to acquire additional businesses, technologies or products in the future. We cannot assure you that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders or that our management will be able to integrate or manage the acquired business effectively, efficiently and in a timely manner. We could also incur unanticipated expenses or losses in connection with any acquisition, including as a result of disputes associated with an earn-out right, or future transaction.

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

We face risks associated with marketing, distributing, and servicing our products internationally and could be adversely affected if we are unable to grow our business in developing and emerging markets or as a result of political and economic instability or civil unrest in these markets.

In addition to our operations in the United States, we currently operate in Canada, Italy, Australia, the Netherlands, Japan, Brazil, Argentina and Venezuela, and market our products and technologies in other international markets, including both industrialized and developing countries. During the year ended December 31, 2012, approximately 25.0% of our revenue was derived from sales to customers located within the United States and Canada, and the remaining 75.0% was derived from sales in Asia-Pacific, Europe, and Latin America. During the year ended December 31, 2011, approximately 26.5% of our revenue was derived from sales to customers located within the United States and Canada, and the remaining 73.5% was derived from sales in Asia-Pacific, Europe, and Latin America. During 2010, approximately 13.7% of our revenue was derived from sales to customers located within the United States and Canada, and the remaining 86.3% was derived from sales in Asia-Pacific, Europe, and Latin America. Additionally, approximately 83.1% of our employees and 71.3% of our distributors and dealers worldwide are located outside the United States. Political and economic instability or civil unrest in the markets where we operate, including Venezuela, could have a material adverse impact on our sales.

Our combined international operations are subject to various risks common to international activities, such as the following:

•	our ability to maintain good relations with our overseas employees, suppliers, distributors and customers to collect amounts owed from our overseas customers;

•	the possibility that our distributors and agents will continue to sell products into countries subject to United States sanctions notwithstanding our policies prohibiting such sales;

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

We have established relationships with third party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products effectively, or would significantly increase our production costs, either of which could materially and adversely affect us. In addition, we rely on a limited number of suppliers for certain proprietary die cast parts, electronics, software, catalysts and engines for use in our end products. Approximately 24.4%, 23.5%, and 28.9%, of our purchases of raw materials and services during the years ended December 31, 2012, 2011, and 2010, respectively, were supplied by ten entities. During 2012 and 2011, no suppliers represented more than 10.0% of our purchases of raw materials and services. During 2010, one supplier represented 10.3% of our purchases of raw materials and services.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s time and attention.

From January 1, 2012 through December 31, 2012, our stock price fluctuated from a low of $13.52 to a high of $28.89. For 2011, our stock price fluctuated from a low of $15.55 to a high of $30.51. For 2010, our stock price fluctuated from a low of $24.50 to a high of $51.94. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Any securities litigation could result in substantial costs and could divert the time and attention of our management.

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

Facilities

Our executive offices are located in New York, New York. We currently lease additional manufacturing, research and development and general office facilities, under leases expiring through 2020, in the following locations set forth below:

Location	Principal Uses	Square Footage
FSS Industrial Operations:
Ontario, Canada	Sales, marketing application, development and assembly, manufacturing	110,000
Santa Ana, California	Sales, manufacturing, design, development and testing	108,000
Delfgauw, Holland	Sales, marketing application, development and assembly	20,000
Calgary, Canada	Sales, marketing application, development and assembly	11,000
Fukuoka, Japan	Sales, marketing application and assembly	8,000
FSS Automotive Operations:
Cherasco, Italy	Sales, marketing application, development and assembly, manufacturing	685,000
Beccar, Argentina	Sales, marketing and assembly, manufacturing	129,000
Melbourne, Australia	Sales, marketing application, development and assembly	90,000
Sterling Heights, Michigan	Sales, marketing application, development and assembly	83,000
Union City, Indiana	Sales, marketing application and assembly	75,000
Livorno (Collesalvetti), Italy	Assembly	55,000
Cesena, Italy	Sales, marketing application, development and assembly	19,000
Badia, Italy	Sales and assembly	15,000
Valencia, Venezuela	Sales and assembly	12,000
Karachi, Pakistan	Sales and marketing	9,000
San Paulo, Brazil	Sales and marketing	8,000

Total		1,437,000

We also lease nominal amounts of office space in various countries. We believe our facilities are presently adequate for our current core product manufacturing operations and OEM development programs and production.

Item 3.	Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business including, but not limited to, product liability, employment matters, patents and trademark, and customer accounts collections. We are not a party to, and to our knowledge there are not threatened, any claims or actions against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Stock Market under the symbol “FSYS.” As of February 15, 2013, there were approximately 263 holders of record of our common stock. The high and low per share prices of our common stock as reported on the Nasdaq Stock Market were as follows:

	High	Low
Year Ended December 31, 2012
First Quarter	$28.89	$17.04
Second Quarter	$24.71	$14.20
Third Quarter	$19.19	$15.36
Fourth Quarter	$18.73	$13.52
Year Ended December 31, 2011
First Quarter	$30.51	$23.55
Second Quarter	$29.85	$22.99
Third Quarter	$25.27	$17.22
Fourth Quarter	$23.87	$15.55

The chart below provides a comparison of the cumulative total stockholder return on our common stock with that of a broad equity market index and either a published industry index or a peer group index.

The chart below compares the cumulative total stockholder return on our common stock since December 31, 2008 measured at the end of each fiscal year with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Transportation Index over the same period (assuming the investment of $100 and reinvestment of all dividends).

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Fuel Systems	$100.00	$125.89	$89.68	$50.34	$44.38
Nasdaq Composite Index	$100.00	$143.89	$168.22	$165.19	$191.47
Nasdaq Transportation Index	$100.00	$103.54	$135.95	$115.32	$121.03

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

Dividend Policy

We have not recently declared or paid dividends on our common stock, including during the past three fiscal years, and we currently expect to retain any earnings for reinvestment in our business. Accordingly, we do not expect to pay dividends in the foreseeable future. The timing and amount of any future dividends is determined by our Board of Directors and will depend on our earnings, cash requirements and the financial condition and other factors deemed relevant by our Board of Directors.

Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the three years ended December 31, 2012 which were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2012.

Item 6.	Selected Financial Data.

The following selected financial data with respect to our Consolidated Statements of Income data for each of the five years in the period ended December 31, 2012 and the Consolidated Balance Sheet data as of the end of each such fiscal year are derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Amounts in thousands, except per share data.

	Years Ended December 31,
Statements of Operations	2012	2011	2010	2009	2008
Revenue	$393,947	$418,134	$430,632	$452,325	$382,697
Cost of revenue	302,113	321,350	298,259	303,789	274,060

Gross profit	91,834	96,784	132,373	148,536	108,637
Operating expenses
Research and development expense	28,327	28,149	20,775	15,151	11,069
Selling, general and administrative expense	54,747	56,810	53,297	53,079	47,562
Impairments	22,046	—	—	—	3,907

Total operating expenses	105,120	84,959	74,072	68,230	62,538
Operating (loss) income	(13,286)	11,825	58,301	80,306	46,099
Net (loss) income attributable to Fuel Systems	$(15,632)	$5,168	$39,702	$49,839	$23,342
Net (loss) income attributable to Fuel Systems per common share	$(0.78)	$0.26	$2.23	$2.95	$1.48

	As of December 31,
Balance Sheets	2012	2011	2010	2009	2008
Cash and cash equivalents	$75,675	$96,740	$124,775	$46,519	$26,477
Total current assets	282,941	299,285	306,928	290,268	200,648
Total assets	419,818	450,002	454,563	417,112	287,327
Total current liabilities	92,156	104,692	96,079	148,459	117,886
Long-term debts	713	3,698	7,571	12,167	4,927
Total equity	$317,047	$329,822	$338,567	$243,228	$153,957

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We design, manufacture and supply alternative fuel components and systems for use in the transportation and industrial markets on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For over 50 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of distributors and dealers in more than 60 countries and 173 original equipment manufacturers, or OEMs.

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

In the first quarter of 2012, we completed the acquisition of the net assets of the Cubogas compressor division of Dresser Italia S.r.l., specializing in natural gas compressors and packaging solutions, to build our infrastructure and natural gas compressor product lines and to serve the growing demand from commercial, fleet and consumer customers. The CUBOGAS brand acquired with the Cubogas acquisition adds a new line of CNG compressor and packaging products for a wide range of applications, and will enable us to maximize the scale and efficiency of the former Dresser CNG compressor business.

For the year ended December 31, 2012, revenue decreased approximately 5.8% compared to the prior year, operating profit became an operating loss due to goodwill and long-lived assets impairment charges in 2012, and diluted EPS went from $0.26 in 2011 to a loss of ($0.78) in 2012. While the revenue decrease was driven primarily by the weakening of local currencies compared to the US dollar, which negatively impacted revenue by $23.2 million, we experienced growth in our DOEM conversion volumes in Italy as well as our compressor business offset by lower global aftermarket sales and lower DOEM conversion in the US Automotive market compared to the prior year period, in local currency dollars. In the fourth quarter of 2012, we recognized impairment charges of approximately $4.6 million and $1.1 million associated with goodwill and long-lived assets, respectively, in our FSS Industrial segment, and of $5.3 million and $11.1 million, associated with goodwill and long-lived assets, respectively, in our FSS Automotive segment. In addition, we recognized a tax benefit in 2012 related to the release of a valuation allowance of $5.0 million, which impacted basic and diluted EPS by $0.25.

The US natural gas automotive market as well as the natural gas compressor market continues to develop at a much slower pace than we anticipated. These markets continue to encounter challenges including political, economic and other competing technical applications. While we continue to invest in these markets, any further weakening of these market developments would likely exacerbate the negative effects in our FSS automotive business that we are experiencing. This could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, and defer costs to achieve productivity programs or sell assets, thereby negatively impacting our business, results of operations and financial condition.

Net cash provided by operations was $12.8 million for the year ended December 31, 2012. We believe that our net cash position of $81.3 million, including marketable securities (excluding Deferred Compensation Plan assets), provides us with adequate capital for working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets.

Recent Developments

Acquisition of Cubogas Natural Gas Compressor Systems

On February 10, 2012, through our wholly owned subsidiary MTM S.r.L. (“MTM”), we purchased from the Wayne business of Dresser Italia S.r.l. (the “seller”), the net assets of its Cubogas compressor division (the “Cubogas” acquisition), specializing in natural gas compressors and packaging solutions, in an all-cash transaction. The acquisition enables the Company to build its infrastructure and natural gas compressor product lines and to serve the growing demand from commercial, fleet and consumer customers. The aggregate purchase price totals approximately $6.7 million (approximately €5.0 million), of which $5.0 million (€3.8 million) was paid at closing, $0.9 million (€0.7 million) was payable in two equal installments 60 and 120 days after closing, and $0.8 million (€0.6 million) will be paid in three equal installments one year, two years, and three years from the closing date. The deal includes the purchase of the Cubogas trademarks, a manufacturing license for Nuovo Pignone vertical reciprocating compressors, and a license to use the “Dresser” trademark in connection with the manufacture, development and distribution of former Dresser CNG compressor systems.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that the accounting policies related to the following accounts or activities are those that are most critical to the portrayal of our financial condition and results of operations and require the more significant judgments and estimates.

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

Our warranty reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding product failure rates, material usage service delivery costs. If actual results are not consistent with the assumptions and estimates used, we may be exposed to additional adjustments that could materially, either positively or negatively, impact our gross profit and operating profit.

Inventory Reserves

We write down our inventory for estimated slow moving and obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value. In addition, we examine current and future product sale turnover to determine if there is slow moving inventory.

Our inventory reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors including historical results, future demand and market conditions as well as current inventory loss trends. If actual results are not consistent with the assumptions and estimates used, additional inventory write-downs may be required.

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

Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to:

•	future expected cash flows from acquired developed technologies and patents and other customer contracts;

•	the life of the acquired developed technologies and patents;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio;

•	risk associated with uncertainty, achievement and payment of any milestones; the life of the acquired developed technologies and patents;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

In addition, uncertain tax positions assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly, with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period, our final determination of the uncertain tax positions estimated value, or tax related valuation allowances, changes to these uncertain tax positions’ and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Goodwill—Impairment Assessments

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We perform our annual impairment test during the fourth quarter, after the annual forecasting process is completed. Furthermore, goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Each interim period, management assesses whether or not an indicator of impairment is present that would necessitate that a goodwill impairment analysis be performed in an interim period other than during the fourth quarter.

The goodwill impairment analysis is a three-step process, with an optional (under certain circumstances) qualitative analysis, known as “step 0”, based on relevant event and circumstances that may be performed ahead of such two steps to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If step 0 passes, the two-steps impairment process is not required. If step 0 fails, the two-steps process analysis is required. Step one compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, step two is performed, where the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized.

Management reviews goodwill for impairment at the reporting unit level. Our reporting units are identified in accordance with Accounting Standard Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other”. As of the current annual impairment date we had eight reporting units.

We prepare our goodwill impairment analysis by comparing the estimated fair value of each reporting unit, determined using an income approach, with its carrying value. The carrying value of a reporting unit is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units.

The income approach requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins, and capital expenditures. Our reporting units each provide their forecast of results for the next five years. These forecasts are the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the five years forecasted by the reporting units), as well as projections of future gross and operating margins (for the period beyond the forecasted five years). During the fourth quarter of 2012, management used discount rates ranging from 11.75% to 22% and terminal growth rates ranging from 5%-7% (the differences in discount rates and terminal growth rates reflect considerations about differences in the underlying businesses, as well as local economic conditions/environments). The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair value measurements and disclosures”.

As a result of the goodwill impairment analysis performed during the fourth quarter of 2012, we recognized an impairment charge of $5.3 million to fully impair the goodwill balance of our US Automotive reporting unit, as well as an impairment charge of $4.6 million against the original amount of our AFS reporting unit goodwill of $5.2 million. These impairment charges were included as a separate component of operating income for the year ended December 31, 2012. As a result, as of December 31, 2012, we had $49.2 million of goodwill on our Consolidated Balance Sheet (See Note 14—Impairments in this Form 10-K for the year ended December 31, 2012 for carrying amount of goodwill by segments).

The fair values of our remaining reporting units exceeded the respective carrying values in a range from approximately 9% to as high as 112%.

A 165 basis point increase in the discount rate would have resulted in two additional reporting units failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss for those reporting units. The goodwill at risk associated with these reporting units is approximately $34.2 million as of October 1, 2012. A 230 basis point decrease in the projected cash flows terminal growth rate would have resulted in an additional reporting unit failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss for that reporting unit. The goodwill at risk associated with this reporting unit is approximately $2.8 million as of October 1, 2012.

Long-lived assets—Impairment Assessments

We make judgments about the recoverability of purchased finite lived intangible assets and equipments and leasehold improvements whenever events or changes in circumstances indicate that impairment may exist. We consider several indicators of impairment, among which: a significant decrease in the market price of a long-lived asset (asset group); a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of long-lived assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Undiscounted cash flows are estimated through several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins, and capital expenditures.

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

In the fourth quarter of 2012, we found an indicator of possible impairment of long-lived assets in the operating and cash flow trends, both current and forecasted, which were evidenced by the goodwill impairment analysis in two of our reporting units discussed above. In its analysis, management determined that the lowest level asset group, for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities, is represented by each respective reporting unit. Our recoverability test included some of the same assumptions used in the goodwill impairment tests, with additional considerations to determine future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Considerations on terminal value, adjusted to exclude growth beyond the existing service potential of the asset group, were also factored in under both a growth model and a multiple of earnings scenarios. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair value measurements and disclosures”. As a result of the long-lived assets impairment analysis, we recognized impairment charges of approximately $8.9 million and of $2.2 million against the carrying values of our US Automotive reporting unit intangibles and equipment and leasehold improvements, respectively, as well as an impairment charge of approximately $1.0 million against the carrying value of our AFS reporting unit intangibles. These impairment charges were included as a separate component of operating income for the year ended December 31, 2012. As a result, as of December 31, 2012, we had $15.2 million of intangibles on our Consolidated Balance Sheet (See Note 14—Impairments in this Form 10-K for the year ended December 31, 2012 for carrying amount of intangibles by segments).

Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

We recognized intangible asset impairment charges of $0.4 million in cost of goods sold in fiscal 2011 associated with the relocation of our automotive operations in the Netherlands and did not recognize any such impairment charges in 2010.

Deferred Taxes

Based upon the substantial net operating loss carryforwards and recent history of losses incurred in certain jurisdictions, we cannot conclude that it is more likely than not that the deferred tax assets in the United States and certain foreign jurisdictions as of December 31, 2012 will be realized within the foreseeable future. The balance of the total United States valuation allowance was approximately $42.4 million as of December 31, 2012. In addition, we have a foreign valuation allowance of approximately $3.9 million as of December 31, 2012. We expect to provide a full valuation allowance on future tax benefits generated in the United States and in certain foreign jurisdictions until we can sustain a level of profitability that demonstrates our ability to utilize the deferred tax assets.

As of December 31, 2012, undistributed earnings, except with respect to a portion of undistributed earnings from MTM, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Residual U.S. taxes have been accrued (applied as a reduction of net operating loss carryforwards) on approximately $30.0 million of earnings of MTM that is not considered indefinitely reinvested. Such amounts could be drawn as a dividend from MTM in the future without U.S. income tax consequences. Upon distributions of earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. We have accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. It is not practical to determine the income tax impact in the event we repatriate undistributed foreign earnings that are considered indefinitely reinvested. As of December 31, 2012, approximately $1.5 million in foreign withholding taxes was accrued related to undistributed earnings not considered to be indefinitely reinvested.

We believe that we have considered relevant circumstances that we may be currently subject to, and the financial statements accurately reflect our best estimate of the results of our operations, financial condition and cash flows for the years presented. We have discussed the decision process and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Results of Operations

In an effort to more appropriately align the structure and business activities within Fuel Systems into two operating segments, starting in the second quarter of 2012, management reorganized operations into the following segments: FSS Automotive and FSS Industrial. FSS Automotive consists of our passenger and light duty commercial transportation, automotive OEM and aftermarket, and transportation infrastructure operations, as well as the US Automotive unit. FSS Industrial consists of our industrial mobile and stationary equipment and auxiliary power unit (APU), and the heavy duty commercial transportation operations. As a result, for comparison purposes, prior period amounts have been reclassified to conform to the current period presentation.

Results of Operations—Years Ended December 31, 2012 and 2011

(Amounts in the tables in thousands, except percentages)

REVENUES

	Year Ended December 31,		Change	Percent Change
	2012	2011
FSS Industrial	$122,674	$122,998	$(324)	(0.3%)
FSS Automotive	271,273	295,136	(23,863)	(8.1%)

Total Revenues	$393,947	$418,134	$(24,187)	(5.8%)

FSS Industrial. The overall revenue for the group is relatively unchanged when compared with the prior year. There was a small decrease of approximately $2.5 million for our industrial products produced in Canada and Europe, which were almost entirely offset by a slight increase in our APU business of approximately $2.2 million. Included in the results discussed above is the weakening of local currencies compared to the US dollar which negatively impacted revenues by approximately $2.5 million for the year ended December 31, 2012.

FSS Automotive. The decrease in revenue was due primarily to the weakening of local currencies compared to the US dollar which negatively impacted revenue by $20.7 million. On a constant currency basis, our compressor sales increased approximately $9.1 million, of which $3.8 million related to our Cubogas acquisition, and our total DOEM conversions decreased $6.9 million compared to the prior year although our conversions were higher in Italy offset by lower US conversions. Our aftermarket and OEM kit sales decreased in the US as well as internationally (Asia and Pacific Rim) by approximately $6.9 million. We continue to expect quarterly revenue from the US automotive market to be closely tied to orders from OEMs and, as a result, significant fluctuations may occur period to period. In addition, we expect the negative economic conditions in Europe to continue to place pressure on our aftermarket sales in Europe.

The following represents revenues by geographic location for the years ended December 31, 2012 and 2011, which includes the above-mentioned negative impact related to weakening local currencies compared to the US dollar:

	Year Ended December 31,		Change	Percent Change
	2012	2011
North America	$98,590	$110,812	$(12,222)	(11.0%)
Europe:
Italy	76,026	55,708	20,318	36.5%
All other	78,623	78,801	(178)	(0.2%)
Asia & Pacific Rim	73,425	99,264	(25,839)	(26.0%)
Latin America	67,283	73,549	(6,266)	(8.5%)

Total Revenues	$393,947	$418,134	$(24,187)	(5.8%)

COST OF REVENUE

	Year Ended December 31,		Change	Percent Change
	2012	2011
FSS Industrial	$93,019	$90,650	$2,369	2.6%
FSS Automotive	209,094	230,700	(21,606)	(9.4%)

Total Cost of Revenue	$302,113	$321,350	$(19,237)	(6.0%)

FSS Industrial. The increase includes higher product costs primarily associated with the higher volumes in the auxiliary power unit business as well as higher overall overhead costs for the segment. Included in the results discussed above is the weakening of local currencies compared to the US dollar which negatively impacted cost of sales by approximately $1.8 million for the year ended December 31, 2012. Our gross margins for FSS Industrial decreased compared to the prior year due to increased competitive pressures. We expect the pressure on FSS Industrial gross margins to continue in the near term.

FSS Automotive. The decrease was due primarily to the weakening of local currencies compared to the US dollar which decreased cost of revenue by approximately $15.8 million. On a constant currency basis, the primary decrease in the cost of revenue relates to the decrease in DOEM volume in the US, due to the completion of a large order in the fourth quarter of 2011. This decrease was partially offset by higher material costs related to increased Compressor and DOEM volumes in Italy, higher labor and overhead costs as well as higher inventory write-downs compared to the prior year. Our gross margins for FSS Automotive increased slightly compared to the prior year due to higher DOEM conversion volumes in Italy offset by lower volumes in the US market as well as higher compressor volumes. We expect the pressure on FSS Automotive gross margins to continue until volumes associated with the US automotive market increase, which will better absorb fixed costs.

RESEARCH & DEVELOPMENT

	Year Ended December 31,		Change	Percent Change
	2012	2011
FSS Industrial	$6,775	$5,804	$971	16.7%
FSS Automotive	21,552	22,345	(793)	(3.5%)

Total Research and Development	$28,327	$28,149	$178	0.6%

FSS Industrial. The increase relates primarily to higher compensation and related expenses as well as approximately $0.3 million of additional full period costs associated with the acquisition of Alternative Fuel Systems on May 31, 2011.

FSS Automotive. The decrease was due primarily to the weakening of local currencies compared to the US dollar which decreased research and development costs by $1.1 million. On a constant currency basis, we incurred approximately $0.3 million of additional costs associated with the continued investment in various international automotive projects including next generation products, OEM quality system solutions and expansion of current products as well as additional overhead costs associated with our new R&D facility in Italy. Our costs associated with new projects and expansion of current ones for the US automotive market were similar to the costs incurred in the prior year.

SELLING, GENERAL & ADMINISTRATIVE

	Year Ended December 31,		Change	Percent Change
	2012	2011
FSS Industrial	$12,563	$11,882	$681	5.7%
FSS Automotive	36,087	39,821	(3,734)	(9.4%)
Corporate	6,097	5,107	990	19.4%

Total Selling, General & Administrative	$54,747	$56,810	$(2,063)	(3.6%)

FSS Industrial. The increase relates primarily to higher compensation and related expenses associated with our APU business of approximately $0.4 million, severance charges in the US of approximately $0.2 million, and approximately $0.2 million of additional full period costs associated with the acquisition of Alternative Fuel Systems on May 31, 2011.

FSS Automotive. The decrease was due primarily to the weakening of local currencies compared to the US dollar which decreased selling, general and administrative costs by approximately $2.7 million. On a constant currency basis, the decrease relates to $1.7 million of additional reserves for potential labor claims from former DOEM employees in 2011, approximately $1.3 million of costs associated with the relocation of one of our Netherlands subsidiaries in 2011, as well as savings realized in 2012, associated with this relocation of $0.9 million and $1.0 million from the elimination of redundant costs. These decreases were partially offset by the reduction in the reversal contingent consideration associated with the recent acquisitions compared to 2011 of approximately $0.8 million; an allowance for uncollectible loans to Rohan of approximately $0.8 million in 2012, higher allowance for uncollectible accounts receivable of approximately $1.2 million compared to 2011; and severance costs of approximately $0.8 million associated with activities in Italy and Australia.

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

IMPAIRMENTS

	Year Ended December 31,		Change	Percent Change
	2012	2011
FSS Industrial	$5,673	$—	$5,673	NM
FSS Automotive	16,373	—	16,373	NM

Total	$22,046	$—	$22,046	NM

FSS Industrial. During the fourth quarter of 2012, we recorded impairment charges of approximately $4.6 million and $1.0 million representing the write-off of goodwill and intangible assets, respectively, associated with our AFS reporting unit. Due to lower than expected demand for our products, primarily from the Indian market, management’s forecasts of earnings and cash flow have declined. Management utilizes these forecasts for the income approach as part of the goodwill and intangibles impairment reviews. As a result of the lower earnings and cash flow forecasts, we determined that the reporting unit could not support the carrying value of its respective goodwill and intangibles. Refer to Note 14—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

FSS Automotive. During the fourth quarter of 2012, we recorded impairment charges of $5.3 million, $8.9 million and $2.2 million representing the write-off of goodwill, intangible assets, and equipment and leasehold improvements, respectively, associated with our US Automotive reporting unit. Due to the slow development of the US natural gas automotive market, management’s forecasts of earnings and cash flow have declined. Management utilizes these forecasts for the income approach as part of the goodwill and intangibles impairment reviews. As a result of the lower earnings and cash flow forecasts, we determined that the reporting unit could not support the carrying value of its goodwill and intangibles. Refer to Note 14—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

OPERATING INCOME/(LOSS)

	Year Ended December 31,		Change	Percent Change
	2012	2011
FSS Industrial	$4,644	$14,662	$(10,018)	(68.3%)
FSS Automotive	(11,833)	2,270	(14,103)	(621.3%)
Corporate Expenses (1)	(6,097)	(5,107)	(990)	(19.4%)

	$(13,286)	$11,825	$(25,111)	(212.4%)

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the year ended December 31, 2012 decreased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the year ended December 31, 2012 we recognized approximately $0.7 million in losses on foreign exchange compared to $1.0 million in losses on foreign exchange for the year ended December 31, 2011. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Interest Income.

For the year ended December 31, 2012, interest income decreased approximately $0.9 million to $0.9 million, from $1.8 million in 2011. This decrease was primarily attributable to our efforts to improve the quality of the financial institutions and investments where we maintain our liquid resources. As a result, the interest we earned on our cash and cash equivalents, as well as our investments, was less than in 2011.

Provision for Income Taxes.

Income tax expense for the year ended December 31, 2012 and 2011 was approximately $2.2 million and $7.1 million, representing an effective tax rate of 16.2% and 57.3%, respectively, and primarily consisted of the provision for our foreign operations (see Note 10—Income Taxes in this Form 10-K for the year ended December 31, 2012). In addition, during the second quarter of 2012, we determined that the recoverability of the net deferred tax assets in our Canadian entities was more likely than not. As a result, we released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation allowance was based upon the recent history of earnings of our Canadian entities, forecasted future earnings of this group, and a planned merger of our Canadian operations into a single legal entity that was completed on January 1, 2013, and which will allow the netting, for income tax reporting purposes, of income with losses incurred within this group.

A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the years ended December 31, 2012 and 2011, we incurred a pre-tax loss of approximately $37.0 million and $13.2 million, respectively, in the loss jurisdictions. Accordingly, for the year ended December 31, 2012, we have not recorded income tax benefits for losses incurred, or significant income tax expense, for income generated for such jurisdictions; as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions.

Results of Operations—Years Ended December 31, 2011 and 2010

(Amounts in the tables in thousands, except percentages)

REVENUES

	Year Ended December 31,		Change	Percent Change
	2011	2010
FSS Industrial	$122,998	$109,186	$13,812	12.6%
FSS Automotive	295,136	321,446	(26,310)	(8.2%)

Total Revenues	$418,134	$430,632	$(12,498)	(2.9)%

FSS Industrial. The increase in revenue primarily relates to approximately $19.2 million from our auxiliary power unit business due to extremely low demand in 2010, increased demand in our industrial products in Europe and Canada of approximately $5.7 million and $4.7 million, respectively, as well as approximately $1.0 million from our acquisition of Alternative Fuel Systems in May 2011, partially offset by a decrease in our heavy duty sales in the Asian markets of approximately $17.3 million, due to the completion of a large program in 2010. Included in the results discussed above is the strengthening of local currencies compared to the US dollar which positively impacted revenues by approximately $4.5 million for the year ended December 31, 2011.

FSS Automotive. The decrease in revenue in 2011 was due primarily to a decrease in sales for DOEM conversions in Italy of approximately 79.3%, partially offset by an approximately 32.1% improvement in our non US aftermarket sales including kits to OEMs due to higher petrol prices as well as an increase in sales in the US automotive market primarily from recent acquisitions of approximately $27.8 million. Volumes for our Italian DOEM conversions decreased to approximately 21,500 for the full year 2011 compared to 109,000 conversions for 2010. We expect quarterly revenue from the US Automotive market to be closely tied to orders from OEMs. The strengthening of local currencies compared to the US dollar positively impacted revenues by approximately $14.3 million for the year ended December 31, 2011.

The following represents revenues by geographic location for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		Change	Percent Change
	2011	2010
North America	$110,812	$57,438	$53,374	92.9%
Europe:
Italy	55,708	163,579	(107,871)	(65.9)%
All other	78,801	64,069	14,732	23.0%
Asia & Pacific Rim	99,264	100,189	(925)	(0.9)%
Latin America	73,549	45,357	28,192	62.2%

Total Revenues	$418,134	$430,632	$(12,498)	(2.9)%

COST OF REVENUE

	Year Ended December 31,		Change	Percent Change
	2011	2010
FSS Industrial	$90,650	$73,649	$17,001	23.1%
FSS Automotive	230,700	224,610	6,090	2.7%

Total Cost of Revenue	$321,350	$298,259	$23,091	7.7%

FSS Industrial. The increase relates to higher volumes associated with the European and Canadian markets including our APU business of $15.9 million. Included in the results discussed above is the strengthening of local currencies compared to the US dollar which increased cost of revenue by approximately $3.6 million for the year ended December 31, 2011.

FSS Automotive. The increase primarily relates to the US automotive market, primarily due to the recent acquisitions for approximately $24.2 million as well as increase in the non-US aftermarket product costs due to higher volume partially offset by a decrease in DOEM volumes, beginning in the second quarter 2010 and continuing into subsequent quarters, as well as lower compensation and related expenses of approximately $10.4 million. Compensation and related expenses include salaries, fringe benefits and variable compensation. Factory utilization and gross profit have been closely tied to DOEM volumes in Italy. The elimination of the Italian government incentives has significantly decreased volumes and factory utilization resulting in reduced gross profit levels. We expect the pressure on gross margins to continue until volumes associated with the US automotive market increase, which will better absorb fixed costs. The strengthening of local currencies compared to the US dollar increased cost of revenue by approximately $10.8 million for the year ended December 31, 2011.

RESEARCH & DEVELOPMENT

	Year Ended December 31,		Change	Percent Change
	2011	2010
FSS Industrial	$5,804	$6,038	$(234)	(3.9%)
FSS Automotive	22,345	14,737	7,608	51.6%

Total Research & Development	$28,149	$20,775	$7,374	35.5%

FSS Industrial. Overall costs have remained flat compared to the prior year.

FSS Automotive. The increase relates to additional compensation and related expenses of $3.1 million, as well as outside services and supplies of $1.1 million associated with the research and development for the US automotive market, including the full year impact of the recent acquisitions in the US automotive market. In addition we incurred additional compensation and related expenses of $0.6 million associated with the continued investment in various international automotive projects including next generation products, OEM quality system solutions and expansion of current products as well as additional overhead costs associated with our new R&D facility of approximately $1.5 million.

SELLING, GENERAL & ADMINISTRATIVE

	Year Ended December 31,		Change	Percent Change
	2011	2010
FSS Industrial	$11,882	$10,398	$1,484	14.3%
FSS Automotive	39,821	37,541	2,280	6.1%
Corporate	5,107	5,358	(251)	(4.7%)

Total Selling, General & Administrative	$56,810	$53,297	$3,513	6.6%

FSS Industrial. The increase relates primarily to higher compensation and related expenses associated with our APU business of approximately $0.9 million as well as additional costs of approximately $0.4 million from our acquisition of Alternative Fuel Systems in May 2011.

FSS Automotive. The increase relates primarily to additional costs associated with the relocation of one of our Netherland subsidiaries of approximately $1.3 million, full year impact of $1.5 million from US Automotive’s acquisitions, as well as an additional reserve for potential labor claims from former DOEM employees for approximately $0.8 million compared to 2010. These increases were partially offset by a reduction in the contingent consideration associated with the recent US Automotive’s acquisitions of approximately $1.7 million and lower outside consultant costs as well as lower advertising costs. Included in the results discussed above is the strengthening of local currencies compared to the US dollar of approximately $1.7 million for the year ended December 31, 2011.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses remained relatively flat versus the prior year.

OPERATING INCOME/(LOSS)

	Year Ended December 31,		Change	Percent Change
	2011	2010
FSS Industrial	$14,662	$19,101	$(4,439)	(23.2%)
FSS Automotive	2,270	44,558	(42,288)	(94.9%)
Corporate Expenses (1)	(5,107)	(5,358)	251	4.7%

	$11,825	$58,301	$(46,476)	(79.7)%

(1)	Represents corporate expense not allocated to either of the business segments.

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

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. In February 2012, our FSS Automotive segment purchased approximately $12.0 million of prime-rated German government bonds with a maturity date of December 14, 2012, which were subsequently reimbursed at the indicated maturity date. In June 2012, our FSS Automotive segment purchased approximately an additional $6.0 million of prime-rated German government bonds with a maturity date of March 14, 2014. These investments were placed in the available for sale category. As of December 31, 2012 we had approximately $62.8 million of cash and marketable securities held in accounts outside the U.S., primarily in Europe. Although we currently do not intend nor foresee a need to repatriate these funds, residual US taxes have been accrued on approximately $30.0 million of earnings not considered to be indefinitely reinvested from our international subsidiaries. We expect existing domestic and foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses, we could elect to repatriate future earnings from foreign jurisdictions. This could result in higher effective tax rates. We have the ability to borrow funds domestically at reasonable interest rates. See Item 1A “Risk Factors” in this Annual Report on Form 10-K for additional information that could impact our liquidity and capital resources.

	As of
	December 31, 2012	December 31, 2011
Cash and cash equivalents	$75,675	$96,740

Current portion of term loans and debt	308	6,367
Long-term term and other loans	713	3,698

Total debt	1,021	10,065
Total equity	317,047	329,822

Total capitalization (debt plus equity)	$318,068	$339,887

Debt to total capitalization	0.3%	3.0%
Net Cash (cash and cash equivalents less debt)	$74,654	$86,675
Current assets	$282,941	$299,285
Current liabilities	$92,156	$104,692

Our debt to total capitalization ratio at December 31, 2012 decreased approximately 90.0% to 0.3% compared to December 31, 2011 as our total debt decreased by approximately $9.0 million or 89.9% compared to December 31, 2011, due to repayments on revolving lines of credit, term loans, and other debt.

Our ratio of current assets to current liabilities was approximately 3:1 at both December 31, 2012 and December 31, 2011, respectively. At December 31, 2012, our total working capital decreased by $3.8 million to

$190.8 million from $194.6 million at December 31, 2011. This decrease is primarily due to: (1) a decrease of $21.1 million in cash, (2) a decrease of $4.3 in other current assets, almost entirely at our FSS Automotive operations, primarily in relation with lower VAT receivables for $2.9 million and a decrease in restricted cash of $2.9 million in relation with the purchase of the 50% remaining interest in MTE (see Note 12–Equity in this Form 10-K for the year ended December 31, 2012), (3) a decrease of $5.8 in related party receivables, and (4) an increase of $5.9 million in accrued expenses, mostly due to unearned revenue at our FSS Automotive operations in relation with a special project to develop the basic and detailed engineering and outfit the facility for the installation of an integrated production plant for natural gas vehicles in Venezuela (see Note 16–Related Party Transactions in this Form 10-K for the year ended December 31, 2012), which were partially offset by: (a) a net increase in accounts receivable of $12.6 million, due to increases at our FSS Automotive operations; (b) an increase of $1.5 million in deferred tax assets, (c) a decrease of $12.3 million in accounts payable, and (d) a decrease of $6.1 million for repayments of current portions of term loans and other debt.

The following table provides a summary of our operating, investing and financing activities as follows:

	Years ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$12,818	$10,448	$66,706
Investing activities	(22,673)	(27,986)	(41,816)
Financing activities	(11,637)	(9,934)	59,053
Effect on cash of changes in exchange rates	427	(563)	(5,687)

Net (decrease)/increase in cash and cash equivalents	$(21,065)	$(28,035)	$78,256

Cash Flow from Operating Activities. We prepare our statement of cash flows using the indirect method. Under this method, we reconcile net income (loss) to cash flows from operating activities by adjusting net income (loss) for those items that impact net income (loss) but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to depreciation and amortization, provisions for inventory reserves and doubtful accounts; gains and losses from various transactions and changes in the consolidated balance sheet for working capital from the beginning to the end of the period.

2012 compared to 2011. In 2012, our net cash flow provided by operating activities was $12.8 million, an increase of $2.4 million from the net cash flow provided by operating activities in the twelve months ended December 31, 2011. This increase was primarily driven by lower cash outflows associated with inventory purchases compared to the prior year as well as increases in accrued expenses, which were all partially offset by increases in accounts receivable and in cash outflows for accounts payable.

2011 compared to 2010. In 2011, our net cash flow provided by operating activities was approximately $10.4 million, a decrease of 84.3% from 2010. This decrease was primarily driven by the decrease in sales for DOEM conversions, which resulted in lower net income for the year. In addition, cash in-flows associated with accounts receivable were lower in the twelve months ended December 2011 when compared to the same period in 2010, mainly due to the cash collected from increased DOEM conversions in 2010, partially offset by the increase in the FSS Industrial operations in 2011. Similarly, cash out-flows associated with inventory were higher in 2011: this change in inventory primarily reflects increases in the industrial market, as well as in the US automotive market. These items were all partially offset by higher cash in-flows associated with: accounts payable, due primarily to the increase in inventory; other current assets, due primarily to decreases in VAT receivables at our FSS Automotive operations; income taxes payable, and net related party receivables.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of investments in available for sale German government bonds, property, plant and equipment (“PP&E”) expenditures, as well as acquisitions.

In 2012, our PP&E expenditures totaled approximately $13.7 million, of which approximately $10.5 million relates to our FSS Automotive operations, primarily for leasehold improvements and acquisitions of machinery and equipment. In addition, we invested approximately $6.3 million in prime-rated German government bonds, and paid approximately $5.7 million for the acquisition of the net assets of the Cubogas compressor division.

In 2011, we spent approximately $13.4 million on the acquisition of two companies, and recorded restricted cash of approximately $2.9 million in connection with the purchase of the remaining non-controlling interest in MTE. Equipment and leasehold additions were approximately $12.1 million and the majority of it was within our FSS Automotive operations, relating to increased purchases to expand our manufacturing capacity, with specific emphasis on our research and development center.

In 2010, our PP&E additions were approximately $28.0 million or 116.9% higher than in 2009. This was due primarily to the continued expansion of our FSS Automotive operations, specifically costs associated with our new R&D center of approximately $13.4 million. In addition, we paid approximately $11.6 million for the acquisitions of Productive Concepts International and Evotek, net of cash acquired.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2012, our financing activities included repayments on our revolving lines of credit, term loans and other debt for approximately $8.8 million in connection with our FSS Automotive operations. In January 2012, in accordance with the terms of the agreement, we paid the additional installment of approximately $2.8 million associated with the redemption of the remaining non-controlling interest in MTE.

In 2011, our financing activities included the redemption of the remaining non-controlling interest in MTE for approximately $7.5 million, payments on term and other loans of approximately $2.4 million in connection with our FSS Automotive operations, as well as new borrowings on our revolving lines of credit for approximately $0.6 million.

In 2010, our financing activities included net proceeds from issuance of 2,300,000 shares of common stock for approximately $64.9 million and proceeds from term and other loans of approximately $15.0 million, offset by repayments of term and other loans of approximately $20.3 million.

Credit Agreements

Our outstanding debt is summarized as follows (in thousands):

	Available as of December 31, 2012	December 31, 2012	December 31, 2011
(a) Revolving lines of credit—Italy and Argentina	$11,997	$—	$2,513
(b) Revolving line of credit—USA.	13,000	—	—
(c) Term loan—Intesa SanPaolo S.p.A.	—	—	1,418
(d) Term loan—Banca IMI S.p.A and Intesa SanPaolo S.p.A.	—	—	5,395
(e) Other indebtedness	—	1,021	739

	$24,997	1,021	10,065
Less: current portion		308	6,367

Non-current portion		$713	$3,698

At December 31, 2012, our weighted average interest rate on outstanding debt was 1.9%. We are party to numerous significant credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at December 31, 2012.

(a) Revolving Lines of Credit—Italy and Argentina

We maintain various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $7.0 million, which is unsecured, and $2.1 million that is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.2% to 2.4% as of December 31, 2012. At December 31, 2012 and 2011 there were no balances outstanding, respectively.

The revolving lines of credit in Argentina, assumed in connection with the acquisition of Distribuidora Shopping, consist of two lines for a total amount of availability of approximately $2.9 million. These lines are unsecured with no balance and $2.5 million outstanding at December 31, 2012 and December 31, 2011, respectively. At December 31, 2012, the interest rates for the lines of credit in Argentina ranged from 3.8% to 22.5%.

All lines are callable on demand.

(b) Revolving Line of Credit—USA

As of December 31, 2012, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At December 31, 2012 and December 31, 2011, there were no balances outstanding, respectively. The maximum aggregate principal amount of loans permitted to be outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At our option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants that began September 30, 2009, and which require us to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) we shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any debt other than (i) debt of any such subsidiary owing to any other subsidiary or to us or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At December 31, 2012, we were in compliance with these covenants.

(c) Term Loan—Intesa SanPaolo S.p.A.

On June 26, 2007, BRC S.r.L (“BRC”), a subsidiary of the Company that was merged into MTM during 2011, entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy in which BRC received €5.0 million (approximately $6.7 million). In 2012, MTM paid off the outstanding term loan balance of $1.4 million. There was no balance at December 31, 2012 and approximately $1.4 million outstanding at December 31, 2011.

(d) Term Loan—Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM S.r.L. (“MTM”), a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $19.8 million) to be used for the acquisition of Distribuidora Shopping, as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. In 2012, MTM paid off the outstanding term loan balance of $5.4 million. There was no balance at December 31, 2012 and a balance of approximately $5.4 million as of December 31, 2011.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits at our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 1.5%.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update that requires that an entity report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP. This amendment is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial positions, results of operations or cash flows.

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

In May 2011, the FASB issued a new accounting standard update, which amended the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial statements.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term and other loans—principal	$866	$207	$467	$106	$86
Term and other loans—interest	27	9	12	5	1
Capital lease obligations (a)	163	101	62	—	—
Operating lease obligations (a)	29,449	7,303	10,185	6,889	5,072
Other long-term liabilities (b)	139	18	38	41	42

	$30,644	$7,638	$10,764	$7,041	$5,201

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments.
(b)	We have other long term liabilities on our balance sheet amounting to $8.3 million, of which $8.2 million are not shown on this table. Of the $8.2 million, $1.5 million relates to foreign withholding taxes accrued on undistributed earnings not considered to be indefinitely reinvested, $0.7 million relates to our obligations to employees and directors under our deferred compensation plan, and $4.8 million relates to a mandatory termination payment for Italian employees called “Trattamento di Fine Rapporto” that is required by Italian law (see Note 17–Commitment and Contingencies in this Form 10-K for the year ended December 31, 2012). Payments under both the deferred compensation plan and the “Trattamento di Fine Rapporto” contractual obligations are due upon employees’ termination of service.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the year ended December 31, 2012 by approximately $1.3 million. We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

Item 8.	Consolidated Financial Statements and Supplementary Data.

See pages F-1 through F-43 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2012.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2012, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the SEC is (1) recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC and (2) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2012.

Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, (“PwC”) the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has attested to, and reported on, the effectiveness of our internal control over financial reporting. The reports of PwC are included in the Financial Statements in this Form 10-K.

Changes in Internal Control over Financial Reporting

For the three month period ended December 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information relating to our executive officers, directors, nominees, Board meetings, committees and Board leadership structure and oversight of risk is set forth under the captions “Board of Directors and Corporate Governance” and “Executive Officers” in the Fuel Systems 2013 Proxy Statement and is incorporated by reference herein. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” that appears in the Fuel Systems 2013 Proxy Statement is also incorporated by reference herein.

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

The information regarding our Audit Committee and designated audit committee financial experts is set forth under the captions “Independent Directors” and “Audit Committee” in the Fuel Systems 2013 Proxy Statement and such information is incorporated by reference herein.

The information concerning procedures by which shareholders may recommend director nominees is set forth under “Procedure for Shareholder Recommendations for Director Nominees” in the Fuel Systems 2013 Proxy Statement and such information is incorporated by reference herein.

Item 11.	Executive Compensation.

The information relating to executive compensation is set forth under the captions “Executive Compensation” and “Directors Compensation” in the Fuel Systems 2013 Proxy Statement and such information is incorporated by reference herein; except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report, nor deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of management and certain beneficial owners is set forth under the caption “Principal Stockholders” in the Fuel Systems 2013 Proxy Statement and such information is incorporated by reference herein.

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders. The following table sets forth information about our common stock that may be issued under our equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	107,050	$13.69	619,426	(1)
Total	107,050	$13.69	619,426

(1)	Includes 371,926 shares of restricted stock available for issuance under our 2009 Restricted Stock Plan and 247,500 shares of options available for issuance under the 2011 Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information regarding certain relationships and related party transactions and director independence is set forth under the captions “Independent Directors” and “Certain Relationships and Related Transactions” in the Fuel Systems 2013 Proxy Statement and such information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information regarding fees and services of the independent registered public accounting firm (“independent accountant”) and our pre-approval policies and procedures for audit and non-audit services provided by our independent accountant are set forth under the captions “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Fuel Systems 2013 Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Fuel Systems Solutions, Inc.

Reports of independent registered public accounting firm.

Consolidated balance sheets as of December 31, 2012 and 2011.

Consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010.

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2012, 2011, and 2010.

Consolidated statements of stockholders’ equity for the years ended December 31, 2012, 2011, and 2010.

Consolidated statements of cash flows for the years ended December 31, 2012, 2011, and 2010.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc., as currently in effect (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

3.2	Bylaws of Fuel Systems Solutions, Inc., as currently in effect (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

4.1	Stockholder Protection Rights Agreement dated as of June 27, 2006 between Fuel Systems Solutions, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

4.2	Amendment No. 1 to Stockholder Protection Rights Agreement, dated as of July 21, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 21, 2009; SEC File No. 001-32999).

4.3	Specimen of common stock certificate of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-4 (No. 333-135378) filed on June 27, 2006).

10.1+	1993 Stock Option Plan for Non-employee Directors (incorporated by reference to the IMPCO Technologies, Inc. Annual Report on Form 10-K for fiscal 1994).

10.2+	2002 Stock Option Plan for Employees (incorporated by reference to Appendix A of IMPCO Technologies, Inc.’s Proxy Statement filed October 18, 2002; SEC File No. 001-15143).

10.3+	2003 Stock Incentive Plan (incorporated by reference to Appendix B to IMPCO Technologies, Inc.’s Proxy Statement filed May 13, 2003; SEC File No. 001-15143).

10.4+	2004 Stock Incentive Plan (incorporated by reference to Appendix B to IMPCO Technologies, Inc.’s Proxy Statement filed April 9, 2004; SEC File No. 001-15143).

10.5+	Form of Restricted Stock Agreement under 2006 Incentive Bonus Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006; SEC File No. 001-32999).

10.6+	2009 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 9, 2009).

10.7+	2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 9, 2009).

10.8+	Form of Restricted Stock Agreement under 2009 Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on July 9, 2009).

10.9+	Fuel Systems Solutions, Inc. Deferred Compensation Plan and Plan Adoption Agreement, each as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

Exhibit No.	Description

10.10+	First Amendment, dated December 31, 2008, to the Fuel Systems Solutions, Inc. Deferred Compensation Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.11+	Amended and Restated Employment Agreement between Fuel Systems Solutions, Inc. and Mariano Costamagna dated December 9, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 15, 2008).

10.12+	Amendment No. 1 to the Amended and Restated Employment Agreement between Fuel Systems Solutions, Inc. and Mariano Costamagna (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 28, 2010).

10.14	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 9, 2009).

10.15	Loan Agreement between MTM, S.r.L. and Unicredit Banca Medio Credito S.p.A., dated December 2, 2004 (incorporated by reference to Ex. 10.3 to IMPCO Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005; SEC File No. 001-15143).

10.16	English summary of Financing Agreement dated December 22, 2008, by and among MTM S.r.L., Banca IMI S.p.A. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2008).

10.17	Committed Credit Facility dated July 10, 2009 between Fuel Systems, Inc. /IMPCO Technologies, Inc. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2009).

10.18	Asset Purchase and Assumption Agreement, dated as of August 4, 2010, by and among IMPCO Technologies, Inc., Productive Concepts International LLC, Robert Lykins, and, only with respect to Section 2.3(c), Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 5, 2010).

10.19	Equity Purchase Agreement, dated as of September 3, 2010, by and among IMPCO Technologies, Inc., EvoTek LLC, Tana Wroblewski, Gerald Wroblewski, and, only with respect to Section 2.2(b), Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2010).

10.20+	Fuel Systems Solutions, Inc. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011).

10.21+	Fuel Systems Solutions, Inc. 2011 Phantom Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 20, 2011).

10.22+	Form of Nonqualified Stock Option Agreement under the Fuel Systems Solutions, Inc. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 20, 2011).

10.23+	Form of Incentive Stock Option Agreement under the Fuel Systems Solutions, Inc. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 20, 2011).

10.24+	Form of Phantom Stock Option Agreement under the Fuel Systems Solutions, Inc. 2011 Phantom Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on December 20, 2011).

10.25+	Separation Agreement and General Release between Matthew Beale and Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 28, 2012).

Exhibit No.	Description

18*	Preferability Letter from Pricewaterhouse Coopers LLP.

21.1*	Subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to Fuel Systems Solutions, Inc.

24.1*	Powers of Attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 13, 2013.

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

Signature	Title	Date
/S/ MARIANO COSTAMAGNA Mariano Costamagna	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2013

/S/ PIETRO BERSANI Pietro Bersani	Chief Financial Officer (Principal Financial Officer)	March 13, 2013

/S/ MICHAEL HELFAND Michael Helfand	Senior Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2013

/S/ NORMAN L. BRYAN Norman L. Bryan	Director	March 13, 2013

/S/ MARCO DI TORO Marco Di Toro	Director	March 13, 2013

/S/ JOSEPH E. POMPEO Joseph E. Pompeo	Director	March 13, 2013

/S/ TROY A. CLARKE Troy A. Clarke	Director	March 13, 2013

/S/ JAMES W. NALL James W. Nall	Director	March 13, 2013

/S/ WILLIAM J. YOUNG William J. Young	Director	March 13, 2013

FUEL SYSTEMS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fuel Systems Solutions, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index located on page F-1 present fairly, in all material respects, the financial position of Fuel Systems Solutions, Inc. and its subsidiaries (the Company) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index located on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 13, 2013

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$75,675	$96,740
Accounts receivable less allowance for doubtful accounts of $4,349 and $2,665 at December 31, 2012 and December 31, 2011, respectively	75,191	62,551
Inventories	104,056	103,382
Deferred tax assets, net	7,999	6,512
Other current assets	14,815	19,125
Related party receivables	5,205	10,975

Total current assets	282,941	299,285

Equipment and leasehold improvements, net	59,368	59,051
Goodwill	49,218	58,968
Deferred tax assets, net	5,008	363
Intangible assets, net	15,186	29,422
Other assets	861	1,187
Long-term investments	7,236	884
Related party receivables	—	842

Total Assets	$419,818	$450,002

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,483	$54,816
Accrued expenses	42,156	36,230
Income taxes payable	2,804	2,517
Current portion of term loans and debt	308	6,367
Deferred tax liabilities, net	305	82
Related party payables	4,100	4,680

Total current liabilities	92,156	104,692
Term and other loans	713	3,698
Other liabilities	8,354	7,885
Deferred tax liabilities, net	1,548	3,905

Total Liabilities	102,771	120,180

Commitments and contingencies (Note 17)
Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,061,887 issued and 20,039,020 outstanding at December 31, 2012; and 20,089,591 issued and 20,014,065 outstanding at December 31, 2011	20	20
Additional paid-in capital	319,667	318,632
Shares held in treasury, 7,999 and 16,055 shares at December 31, 2012 and 2011, respectively	(305)	(523)
(Accumulated Deficit) Retained Earnings	(275)	15,357
Accumulated other comprehensive loss	(2,060)	(3,664)

Total Equity	317,047	329,822

Total Liabilities and Equity	$419,818	$450,002

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Share and Per Share Data)

	Years Ended December 31,
	2012	2011	2010
Revenue	$393,947	$418,134	$430,632
Cost of revenue	302,113	321,350	298,259

Gross profit	91,834	96,784	132,373

Operating Expenses:
Research and development expense	28,327	28,149	20,775
Selling, general and administrative expense	54,747	56,810	53,297
Impairments	22,046	—	—

Total operating expenses	105,120	84,959	74,072

Operating (loss) income	(13,286)	11,825	58,301
Other (expense) income, net	(492)	(294)	1,542
Interest income	932	1,836	900
Interest expense	(603)	(1,047)	(903)

(Loss) income from operations before income taxes and non-controlling interest	(13,449)	12,320	59,840
Income tax expense	(2,183)	(7,058)	(19,556)

Net (loss) income	(15,632)	5,262	40,284
Less: net income attributed to non-controlling interests	—	(94)	(582)

Net (loss) income attributable to Fuel Systems	$(15,632)	$5,168	$39,702

Net (loss) income per share attributable to Fuel Systems:
Basic	$(0.78)	$0.26	$2.24

Diluted	$(0.78)	$0.26	$2.23

Number of shares used in per share calculation
Basic	20,020,487	19,972,969	17,725,049

Diluted	20,020,487	20,004,236	17,807,330

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Years Ended December 31,
	2012	2011	2010
Net (loss) income	$(15,632)	$5,262	$40,284
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,613	(5,600)	(13,669)
Unrealized (loss) on investments:
Unrealized holding (loss) arising during period	(9)	—	—

Other comprehensive income (loss), net of tax	1,604	(5,600)	(13,669)
Comprehensive (loss) income	(14,028)	(338)	26,615
Less: net income attributable to the non-controlling interest	—	(94)	(582)
Less: foreign currency translation adjustment attributable to the non-controlling interest	—	(301)	156

Comprehensive (loss) income attributable to Fuel Systems Solutions, Inc.	$(14,028)	$(733)	$26,189

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Fuel Systems Stockholders’ Equity						Non- controlling Interest	Total Equity
	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2009	17,610,321	$18	$257,627	$(654)	$(29,513)	$15,750	$—	$243,228
Net income	—	—	—	—	39,702	—	582	40,284
Foreign currency translation adjustment	—	—	—	—	—	(13,513)	(156)	(13,669)
Issuance of common stock upon exercise of stock options	3,350	—	29	—	—	—	—	29
Issuance of common stock	2,300,000	2	64,850	—	—	—	—	64,852
Issuance and vesting of restricted stock, net of shares withheld for employee tax	7,546	—	442	(91)	—	—	—	351
Dividends declared by MTE	—	—	—	—	—	—	(723)	(723)
Change of control in MTE	—	—	—	—	—	—	4,058	4,058
Shares held in trust for deferred compensation plan, at cost	—	—	—	157	—	—	—	157

Balance, December 31, 2010	19,921,217	$20	$322,948	$(588)	$10,189	$2,237	$3,761	$338,567
Net income	—	—	—	—	5,168	—	94	5,262
Purchase of remaining shares from non-controlling interest	—	—	(6,940)	—	—	—	(4,156)	(11,096)
Foreign currency translation adjustment	—	—	—	—	—	(5,901)	301	(5,600)
Issuance of common stock relating to acquisition of Natural Drive	52,317	—	1,464	—	—	—	—	1,464
Compensation expense relating to acquisition of Evotek	29,736	—	1,000	—	—	—	—	1,000
Issuance of common stock upon exercise of stock options	2,500	—	16	—	—	—	—	16
Issuance and vesting of restricted stock, net of shares withheld for employee tax	8,295	—	144	65	—	—	—	209

Balance, December 31, 2011	20,014,065	$20	$318,632	$(523)	$15,357	$(3,664)	$—	$329,822
Net loss	—	—	—	—	(15,632)	—	—	(15,632)
Foreign currency translation adjustment	—	—	—	—	—	1,613	—	1,613
Unrealized net loss on investments, net of tax	—	—	—	—	—	(9)	—	(9)
Compensation expense relating to acquisition of Evotek	14,868	—	750	—	—	—	—	750
Issuance of common stock upon exercise of stock options	1,200	—	11	—	—	—	—	11
Issuance and vesting of stock options	—	—	15	—	—	—	—	15
Issuance and vesting of restricted stock, net of shares withheld for employee tax	8,887	—	40	208	—	—	—	248
Shares held in trust for deferred compensation plan, at cost	—	—	219	10	—	—	—	229

Balance, December 31, 2012	20,039,020	$20	$319,667	$(305)	$(275)	$(2,060)	$—	$317,047

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except Share and Per Share Data)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(15,632)	$5,262	$40,284
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and other amortization	10,424	10,688	9,035
Amortization of intangibles arising from acquisitions	5,800	8,225	5,288
Impairments	22,046	—	—
Provision for doubtful accounts	2,299	641	1,317
Provision for related party loan receivable	828	—	—
Write down of inventory	4,246	3,148	4,020
Deferred Income Taxes	(8,115)	824	(1,519)
Realized foreign exchange loss on subsidiary liquidation	—	417	—
Unrealized loss (gain) on foreign exchange transactions	859	46	(1,427)
Compensation expense related to equity awards	1,015	1,241	442
Loss on disposal of equipment and other assets	1,005	505	1,157
Reduction of contingent consideration	(839)	(1,661)	—
Changes in assets and liabilities, net of acquisitions
(Increase) decrease in accounts receivable	(12,878)	(7,499)	58,470
Increase in inventories	(2,500)	(22,133)	(453)
Decrease (increase) in other current assets	827	3,272	(8,127)
Decrease in other assets	715	333	338
(Decrease) increase in accounts payable	(11,271)	9,167	(23,437)
Increase (decrease) in income taxes payable	308	(648)	(10,423)
Increase (decrease) in accrued expenses	9,776	(224)	(5,150)
Decrease in long-term liabilities	(762)	(307)	(621)
Receivables from/payables to related party, net	4,667	(849)	(2,488)

Net cash provided by operating activities	12,818	10,448	66,706

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(13,704)	(12,130)	(28,043)
Purchase of investments	(18,277)	—	—
Redemption of investment at maturity	11,930	—	—
Acquisitions, net of cash acquired	(5,700)	(13,441)	(11,643)
Amount in restricted cash for acquisition of non-controlling interest	2,820	(2,882)	—
Amount in escrow for contingent consideration	—	—	(4,000)
Controlling interest in previously unconsolidated affiliates	—	—	1,044
Other	258	467	826

Net cash used in investing activities	(22,673)	(27,986)	(41,816)

Cash flows from financing activities:
(Decrease) increase in callable revolving lines of credit, net	(2,438)	1,830	(2,150)
Proceeds from revolving lines of credit	—	—	14,500
Payments of revolving lines of credit	—	—	(14,500)
Proceeds from term loans and other loans	—	—	464
Payments on term loans and other loans	(6,397)	(4,282)	(4,058)
Acquisition of non-controlling interest	(2,820)	(7,498)	—
Proceeds from issuance of common stock, net of expense of $4.1 million	—	—	64,852
Other	18	16	(55)

Net cash (used in) provided by financing activities	(11,637)	(9,934)	59,053

Net (decrease) increase in cash and cash equivalents	(21,492)	(27,472)	83,943
Effect of exchange rate changes on cash	427	(563)	(5,687)
Net (decrease) increase in cash and cash equivalents	(21,065)	(28,035)	78,256
Cash and cash equivalents at beginning of period	96,740	124,775	46,519

Cash and cash equivalents at end of period	75,675	96,740	$124,775

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

(d) Restricted cash—The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. Amounts restricted for longer than twelve months are classified as other assets. When the restrictions are no longer in place, the amounts are reclassified to cash and cash equivalents. At December 31, 2012 and 2011 restricted cash was $0.0 million, and $2.9 million, respectively, included in other current assets (see Note 12). At December 31, 2012 and 2011 restricted cash was $0.4 million and $0.5 million, respectively, included in other assets.

(e) Investments—The Company determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ equity. The Company determines realized gains and losses on the sale of marketable securities on a specific identification method, and reflects such gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Operations.

(f) Inventories—The Company values its inventories at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

(h) Goodwill and other intangible assets—Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net tangible and intangible assets acquired.

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of the Company’s reporting units. The Company compares the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. If the carrying amount of a reporting unit exceeds its fair value, the Company revalues all assets and liabilities of the reporting unit, excluding goodwill, to determine if the fair value of the net assets is greater than the net assets including goodwill. If the fair value of the net assets is less than the net assets including goodwill, impairment has occurred. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment has occurred. The Company’s estimates of fair value are determined based on a discounted cash flow model. Growth rates for sales and profits are determined using inputs from the Company’s annual long-range planning process. The Company also makes estimates of discount rates, perpetuity growth assumptions, market comparables, and other factors. The inputs and assumptions utilized in the analyses are classified as Level 3 inputs in the fair value hierarchy.

Historically, the Company performed its annual impairment test at December 31 and May 31 depending on the reporting unit test date. However, in order to align the accounting policy and testing date across all reporting units, and to provide for additional time prior to year-end to complete the goodwill impairment testing and report the results in the Annual Report on form 10-K, in 2012 the Company changed the annual goodwill impairment testing date to October 1. Accordingly, the Company considers this accounting change to be preferable. This change does not accelerate, delay, avoid or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The 2012 annual goodwill impairment testing was performed as of October 1, 2012. Consideration was given to the period between the testing date and December 31, 2012, in order to conclude that no facts or circumstances arose that would lead to a different conclusion as of December 31, 2012.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. Amortization expense related to existing technology and customer relationships is reported as a component of cost of revenue.

Impairment of Long-Lived Assets—The Company reviews long-lived assets, including equipment and leasehold improvements and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flows analysis or appraisals. See Note 14 “Impairments” of the notes to the consolidated financial statements for disclosure of the impairment analyses performed by the Company.

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

The Company recognizes engineering and construction contract revenues using the completed contract method. Under the completed-contract method, income is recognized only when a contract is completed or substantially completed. Accordingly, during the period of performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. If at any time during the construction the Company incurs costs overrun, the excess cost is recorded on the books as a loss.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

(o) Stock based compensation—The Company’s stock-based compensation programs consist of restricted stock and stock options issued to employees and non-employee directors. The Company recognizes compensation expense for all stock-based payment arrangements, over the requisite service period of the award. For stock options, the Company determines the grant date fair value using the Black-Scholes option-pricing model, which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and risk-free interest rates. For restricted stock the Company determines the fair value based on the fair market values of the underlying stock on the dates of grant.

(p) Foreign currency translation—Assets and liabilities of the Company’s consolidated foreign subsidiaries are generally translated at period-end exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as foreign currency components of other comprehensive income (loss) in equity. The results and financial condition of the Company’s international operations are affected by changes in exchange rates between certain foreign currencies and the U.S. dollar. The functional currency for each of the Company’s international subsidiaries is the local currency of the subsidiary. The Company seeks to manage its foreign currency economic risk by minimizing its U.S. dollar investment in foreign operations using foreign currency term loans and lines of credit to finance the operations of its foreign subsidiaries. The Company generally recognizes foreign exchange gains and losses on the consolidated statement of operations for intercompany balances that are denominated in currencies other than the reporting currency. In the event that the Company determines that intercompany balances between the Company and its subsidiary will not be settled in the foreseeable future, the foreign exchange gains and losses are deferred as part of the cumulative translation adjustment on the consolidated balance sheet.

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

(q) Financial instruments—Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s investments in marketable securities have been classified and accounted for as either available-for-sale or trading (see Note 4). Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ equity. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. The Company determines realized gains and losses on the sale of marketable securities on a specific identification method, and reflects such gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Operations.

At December 31, 2012 and 2011, the fair value of the Company’s term loans and related party receivables approximated carrying value. The estimated fair values of the Company’s financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts. The fair value of current financial assets, current liabilities, and other assets are estimated to be equal to their carrying amounts.

(r) Comprehensive income (loss)—The Company presents comprehensive income (loss) in the consolidated statements of comprehensive income (loss). Comprehensive income (loss) includes, in addition to net income (loss), changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of equity on the consolidated balance sheet. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains (losses) on investments.

(s) Treasury stock—Treasury shares are accounted for as a deduction of equity. Any consideration paid or received is recognized directly in equity so that treasury stock is accounted for using the cost method and reported as shares held in treasury on the Company’s consolidated balance sheet. When treasury stock is reissued, the value is computed and recorded using a first-in-first-out basis.

(t) Reclassifications— In an effort to more appropriately align the structure and business activities within Fuel Systems, beginning with the second quarter of 2012, management reorganized operations into the following segments: FSS Automotive and FSS Industrial. Certain prior year amounts have been reclassified to conform to the current year presentation.

The Company’s organizational structure continues to evolve. The Company is continuing to refine its operations structure to minimize divisional boundaries and improve the ability to serve its customers worldwide. The Company will continue to monitor the impact of these changes on any of its segments and its results.

Recent Accounting Pronouncements

In February 2013, the FASB issued a new accounting standard update that requires that an entity report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified in required under US GAAP. This amendment is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial positions, results of operations or cash flows.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

In May 2011, the FASB issued a new accounting standard update, which amended the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

The purchase price has been allocated as follows (in thousands):

Accounts receivable	$1,692
Inventory	2,208
Other tangible assets	1,192
Intangible assets subject to amortization	1,613
Goodwill	223

Total assets acquired	6,928
Less: total liabilities	(280)

Total net assets recorded	$6,648

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

The Company has determined that the acquisition of Cubogas was a non-material business combination. As such, pro forma disclosures are not presented within this filing. Revenue related to the Cubogas acquisition recognized in 2012 was approximately $3.8 million.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

In connection with the acquisition, a portion of the purchase price was allocated to intangible assets. These consisted of:

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

Acquisition of NaturalDrive Partners LLC

On April 18, 2011, through its wholly owned subsidiary IMPCO US, the Company completed the purchase of NaturalDrive, a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The transaction is valued at $6.0 million, comprised of $4.5 million in cash and $1.5 million of Fuel Systems’ stock paid at closing. More specifically, the Company issued 52,317 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The transaction also includes provisions for potential earn-out payments totaling up to $6.75 million in the form of Fuel Systems stock, which would be payable during the three years following closing based upon achievement of business volume and general milestones. The earn-out would be paid in three equal installments of $1.5 million no later than 90 days after the end of each yearly period ending in March 2012, March 2013, and March 2014 if specified target customer volumes for the year are achieved, and reasonable progress is made on the general milestones. The first installment of $1.5 million was not paid as customer volumes were not achieved. As of the closing date of the acquisition, the NaturalDrive contingent consideration was assigned a fair value of approximately $1.4 million (see Note 17 “Contingencies”).

The results of operations of NaturalDrive have been included in the accompanying consolidated statements of operations from the date of acquisition within the FSS Automotive operating segment.

In connection with the acquisition, a portion of the purchase price was allocated to intangible assets. These consisted of:

Acquired intangible assets:	Amount at acquisition	Useful life
Existing technology	$4.8 million	8 years
Customer relationships	$0.6 million	6 years
Non-compete agreements	$0.3 million	4 years

Total acquired intangible assets	$5.7 million

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Acquisition of Evotek LLC

On September 22, 2010, the Company acquired Evotek LLC (“Evotek”), an alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The aggregate purchase price for 100% of the equity of Evotek was approximately $4.0 million in cash. In addition, the Company issued 89,207 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The 89,207 shares of common stock were placed in escrow and would be released in annual installments upon achievement of certain product development milestones. The Evotek contingent consideration (shares held in escrow) with a value of $3 million will be recognized as stock based compensation expense (with a debit to research and development and a credit to additional paid-in capital), over the earn-out period provided generally that such former Evotek employee is an employee of the Company at the time the acquisition-related contingent consideration is earned. As of December 31, 2012, the former Evotek employee is no longer an employee of the Company and will not earn the final $1 million of stock based compensation. The results of operations of Evotek have been included in the accompanying consolidated statements of operations from the date of acquisition within the FSS Automotive operating segment.

In connection with the acquisition, a portion of the purchase price was allocated to intangible assets consisting of existing technology of $3.7 million, with a useful life of 7 years.

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

Acquisition of Productive Concepts International LLC

On September 2, 2010, the Company acquired Productive Concepts International LLC’s alternative fuel vehicle business (“PCI”) for an estimated transaction value of approximately $13.0 million including $975,000 in assumed debt. Based in Union City, Indiana, PCI is a specialized vehicle modification and value-added systems integrator for a variety of alternative fuel applications including hybrid, CNG, propane and dual-fuel diesel. The Company paid $7.7 million at closing, with an additional cash payment of $4.0 million payable due upon the achievement of a system installation volume milestone prior to December 31, 2011. Further performance payments of up to $20 million in Fuel Systems Solutions stock could have been made based on the achievement of 2011 and 2012 revenue targets pursuant to the terms of the purchase agreement (see Note 17). As of the closing date of the acquisition, the PCI contingent consideration was assigned a preliminary fair value of approximately $5.1 million, of which $4.0 million was in escrow and classified in other current assets in the Condensed Consolidated Balance Sheet at December 31, 2010. The required earn out threshold targets were not achieved for calendar years 2012 and 2011. The results of operations of PCI have been included in the accompanying consolidated statements of operations from the date of acquisition within the FSS Automotive operating segment.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

In connection with the acquisition, a portion of the purchase price was allocated to intangible assets consisting of customer relationships of $8.9 million, with a useful life of 8 years.

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

4. Cash and Investments

Cash, cash equivalents, and investments consist of the following (in thousands):

	As of
	December 31, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$58,671	$96,740
Money market funds	17,004	—

Total cash and cash equivalents	$75,675	$96,740
Investments:
Available for sale securities:
German Government bonds (1)	6,627	—
Trading securities:
Deferred Compensation Plan assets	609	884

Total investments	$7,236	$884

Short term investments	$—	$—

Long term investments	$7,236	$884

Note (1): The contractual maturity date is March 14, 2014.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

The following tables summarize unrealized gains and losses related to the Company’s investments designated as available-for-sale (in thousands):

	As of December 31, 2012
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$6,347	$—	$(9)	$289	$6,627

Total	$6,347	$—	$(9)	$289	$6,627

There were realized losses of less than $0.1 million pertaining to €9.0 million of notional amount of German bunds acquired above par in February of 2012 for $11.9 million and redeemed at par at their maturity date on December 14, 2012 for approximately $11.8 million.

Unrealized gains on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the year ended December 31, 2012 and 2011 were not more than $0.1 million in all periods.

Unrealized losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the year ended December 31, 2012 and 2011 were less than $0.3 million in all periods.

As of December 31, 2012, the Company did not have any investments in available for sale marketable securities that were in an unrealized loss position for a period of 12 months or greater.

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

Level 1	—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	—	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3	—	Unobservable inputs that are supported by little or no market activities.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company classifies its cash equivalents and securities within Level 1 or Level 2. This is because the Company values its cash equivalents, available for sale and trading securities using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

		Fair value measurement at reporting date using
	As of December 31, 2012	Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$17,004	$17,004	$—	$—
Available for sale securities:
German Government bonds	6,627	6,627	—	—
Trading securities:
Deferred Compensation Plan assets	609	—	609	—

Total	$24,240	$23,631	$609	$—

		Fair value measurement at reporting date using
	As of December 31, 2011	Level 1	Level 2	Level 3
Assets (in thousands):
Trading securities:
Deferred Compensation Plan assets	$884	—	$884	$—

Total	$884	$—	$884	$—

6. Inventories

Inventories are comprised of the following (in thousands):

	As of December 31,
	2012	2011
Raw materials and parts	$58,215	$54,247
Work-in-process	1,185	2,733
Finished goods	39,549	43,711
Inventory on consignment	5,107	2,691

Total inventories	$104,056	$103,382

As of December 31, 2012 and 2011, the amount of inventory on consignment at Rohan BRC is approximately $3.3 million and $0.0 million, respectively (see Note 16).

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

7. Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of December 31,
	2012	2011
Dies, molds, and patterns	$5,492	$5,310
Machinery and equipment	62,837	60,269
Office furnishings and equipment	18,418	16,118
Automobiles and trucks	4,053	4,398
Leasehold improvements	23,744	20,687

Total equipment and leasehold improvements	114,544	106,782
Less: accumulated depreciation	(55,176)	(47,731)

Equipment and leasehold improvements, net of accumulated depreciation	$59,368	$59,051

Depreciation expense related to equipment and leasehold improvements was $10.4 million, $10.7 million, and $9.0 million in 2012, 2011, and 2010, respectively.

Machinery and equipment includes property under capital leases of approximately $0.4 million and $0.6 million at December 31, 2012 and 2011, respectively, with related accumulated depreciation of $0.2 million and $0.3 million at December 31, 2012 and 2011, respectively.

8. Goodwill and Intangibles

The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	FSS Automotive	FSS Industrial	Total
Net balance as of December 31, 2010	$45,927	$7,888	$53,815

New acquisitions	1,695	5,224	6,919
Adjustments to purchase accounting	(45)	—	(45)
Currency translation	(1,033)	(688)	(1,721)

Goodwill, gross	$50,074	$15,257	$65,331
Accumulated impairment losses	(3,530)	(2,833)	(6,363)

Net balance as of December 31, 2011	$46,544	$12,424	$58,968

Impairment loss (1)	(5,290)	(4,640)	(9,930)
New acquisitions	223	—	223
Currency translation	(310)	267	(43)

Goodwill, gross	$50,060	$15,524	$65,584
Accumulated impairment losses	(8,893)	(7,473)	(16,366)

Net balance as of December 31, 2012	$41,167	$8,051	$49,218

Note (1): see Note 14 “Impairments”.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2012 and 2011, intangible assets consisted of the following (in thousands):

	WT. Average Remaining Amortization Period (in years)	As of December 31, 2012			As of December 31, 2011
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	6.4	$27,661	$(19,585)	$8,076	$26,828	$(13,461)	$13,367
Customer relationships	11.6	21,716	(17,360)	4,356	21,760	(8,717)	13,043
Trade name	5.8	5,019	(2,399)	2,620	4,317	(1,700)	2,617
Non-compete agreements	2.3	1,259	(1,125)	134	1,271	(876)	395

Total		$55,655	$(40,469)	$15,186	$54,176	$(24,754)	$29,422

Existing technology, trade name and non-compete agreements are being amortized using the straight line method and customer relationships are being amortized using the accelerated sum-of-the-years digit method. The sum-of-the-years digit method of amortization reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

Amortization expense related to existing technology and customer relationships of $5.1 million, $7.5 million, and $4.7 million for the years ended December 31, 2012, 2011, and 2010, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements for the years ended December 31, 2012, 2011, and 2010 was $0.7 million, $0.7 million, and $0.6 million, respectively, and is reported as a component of operating expense.

Amortization expense as of December 31, 2012 for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
2013	$2,936
2014	2,733
2015	2,529
2016	2,007
2017	1,519
Thereafter	3,462

$15,186

9. Accrued Expenses

The following table details the components of accrued expenses as of December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
Accrued warranty	$11,639	$10,425
Accrued payroll obligations	13,092	12,161
Accrued other	17,425	13,644

	$42,156	$36,230

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Changes in the Company’s product warranty liability during the years ended December 31, 2012, 2011, and 2010 are as follows (in thousands):

	Years Ended December 31,
Warranty reserve for the period ended:	2012	2011	2010
Balance at beginning of period	$10,425	$12,376	$15,182
Additions from acquisitions	275	60	—
Provisions charged to costs and expenses	4,640	4,017	6,025
Settlements and other adjustments	(3,754)	(5,970)	(8,577)
Effect of foreign currency translation	53	(58)	(254)

Balance at end of period	$11,639	$10,425	$12,376

10. Income Taxes

Income (loss) before income taxes, equity share in income of unconsolidated affiliates, and non-controlling interests for U.S. and foreign-based operations is shown below (in thousands):

	Years Ended December 31,
	2012	2011	2010
U.S.	$(29,349)	$(9,755)	$4,625
Foreign	15,900	22,075	55,215

Income from operations before income taxes, equity share in income of unconsolidated affiliates, and non-controlling interests	$(13,449)	$12,320	$59,840

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$(94)	$—	$(136)
State	84	(183)	283
Foreign	10,308	6,417	20,928

	10,298	6,234	21,075

Deferred:
Federal and state	(9,302)	(3,203)	2,054
Foreign	(4,670)	305	(3,228)
Change in valuation allowance	5,857	3,722	(345)

	(8,115)	824	(1,519)

Total provision for income taxes	$2,183	$7,058	$19,556

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	At December 31,
	2012	2011
Deferred Tax Assets:
Federal and State NOL Carryovers	$30,028	$27,332
Foreign NOL and credit Carryovers	8,459	6,697
Reserves and Accruals	9,026	7,685
Other, net	11,299	5,923
Valuation allowance	(46,284)	(40,427)

Total Deferred Tax Asset	12,528	7,210

Fixed assets and intangibles	(1,373)	(4,322)

Net deferred Tax Asset (Liability)	$11,155	$2,888

Total Deferred assets	$13,007	$6,875
Less: Deferred tax assets, current	7,999	6,512

Net Deferred assets—noncurrent	$5,008	$363

Deferred tax liabilities	$(1,853)	$(3,987)
Less: deferred tax liabilities, current	(305)	(82)

Net deferred tax liabilities—noncurrent	$(1,548)	$(3,905)

Based upon the substantial net operating loss carryovers and a recent history of losses incurred in certain jurisdictions, management cannot conclude that it is more likely than not that the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized. Accordingly, a valuation allowance has been recorded to offset these amounts. The balance of the total valuation allowance was $46.3 million and $40.4 million as of December 31, 2012 and 2011, respectively. In addition, the Company expects to provide a full valuation allowance on substantially all of its net deferred tax assets in the U.S. and certain foreign jurisdictions until it can sustain a level of profitability that demonstrates its ability to utilize the assets. During the year ended December 31, 2012, the Company determined that the recoverability of the net deferred tax assets of our Canadian entities was more likely than not. As a result, the Company released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation allowance was based upon the recent history of earnings of our Canadian entities, forecasted future earnings of this group, and a planned merger of our Canadian operations into a single legal entity which will allow the netting, for income tax reporting purposes, of income with losses incurred within this group.

The Company has federal net operating loss carryforwards of approximately $86.6 million that expire between 2020 and 2032. The Company also has state net operating loss carryforwards of approximately $46.5 million that expire between 2013 and 2032. The Company has net operating loss carryforwards in foreign jurisdictions of approximately $20.4 million that begin to expire in 2013. The Company has research tax credit carryforwards for Federal Income Tax purposes of approximately $1.1 million that expire between 2027 and 2031. The Company also has research and development credit carryforwards for state income tax purposes of approximately $4.3 million, which do not expire for tax reporting purposes. The Company also has $0.2 million of U.S. foreign tax credits that begin to expire in 2017. The Company has tax credits in foreign jurisdictions of $2.4 million that begin to expire in 2022.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Not included in the deferred tax assets as of December 31, 2012 is approximately $1.9 million of excess tax benefits related to employee stock compensation. If and when realized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital, rather than a reduction of the income tax provision.

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

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is based on the consolidated income from operations before income taxes, equity share in income of unconsolidated affiliates, non-controlling interests and extraordinary gain as follows:

	Years Ended December 31,
	2012	2011	2010
Federal statutory income tax rate	(34.0)%	34.0%	34.0%
Permanent differences	2.8	2.4	0.9
Valuation Allowance	43.5	30.2	(0.6)
Goodwill impairment	11.7	—	—
Foreign tax rate differential	(7.5)	(4.8)	(2.3)
Expiration of NOL’s	10.4	—	—
Residual U.S. tax on deemed dividend from foreign subsidiaries	—	—	0.1
State tax, net of federal benefit	(7.4)	(2.3)	0.3
Tax credits	(1.2)	(1.5)	—
Other	(2.1)	(0.7)	0.3

Effective tax rate	16.2%	57.3%	32.7%

As of December 31, 2012, undistributed earnings, except with respect to a portion of undistributed earnings from MTM, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Upon distributions of earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The Company has accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. It is not practical to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2012, approximately $1.5 million in foreign withholding taxes was accrued related to undistributed earnings not considered reinvested. Residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $30.0 million of earnings of MTM. This amount was deemed to be a constructive dividend creating taxable income for U.S. income tax purposes; upon distribution of earnings in the form of dividend, or otherwise, in excess of these amounts, the Company may be subject to United States income taxes. In addition, the Company would be subject to withholding taxes payable to various foreign countries.

As of December 31, 2012 and 2011, the Company had approximately $8.1 million and $7.3 million, respectively, of unrecognized tax benefits.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activities related to the unrecognized tax benefits:

	At December 31,
	2012	2011	2010
Beginning Balance	$7,313	$7,048	$6,655
Increases related to prior year tax positions	828	291	484
Settlement of prior year uncertain tax position	—	—	(91)
Expiration of the statute of limitations for the assessment of taxes	(80)	(26)	—

Ending Balance	$8,061	$7,313	$7,048

Approximately $0.2 million of the Company’s unrecognized tax benefits at December 31, 2012 will reduce the Company’s annual effective tax rate if recognized. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the additional amount that would affect the effective tax rate is approximately $6.2 million. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and in various foreign and state jurisdictions with varying statues of limitations. The Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2007 and is no longer subject to tax examinations for significant foreign jurisdictions for years prior to 2006. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expenses. During 2012, there were no interest expense and penalties recorded in income tax expense, and at December 31, 2012, there was less than $0.1 million of accrued interest and penalties associated with uncertain tax positions.

The American Taxpayer Relief Act of 2012 (“the Act”) was enacted on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the research and development credit which had previously expired on December 31, 2011. As the legislation was not enacted until after the close of the year ended December 31, 2012, the income tax impact of the retroactive reinstatement and extension will not be recognized until 2013. If the tax impact of the Act was recognized, the Company does not anticipate any federal income tax benefit due to the existence of deferred tax assets offset by a valuation allowance.

11. Debt

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of December 31, 2012	December 31, 2012	December 31, 2011
(a) Revolving lines of credit—Italy and Argentina	$11,997	$—	$2,513
(b) Revolving line of credit—USA.	13,000	—	—
(c) Term loan—Intesa SanPaolo S.p.A.	—	—	1,418
(d) Term loan—Banca IMI S.p.A and Intesa SanPaolo S.p.A.	—	—	5,395
(e) Other indebtedness	—	1,021	739

	$24,997	1,021	10,065
Less: current portion		308	6,367

Non-current portion		$713	$3,698

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

The debt is scheduled to be repaid as follows (in thousands):

5 year debt payout:
2013	$308
2014	254
2015	267
2016	53
2017	53
Thereafter	86

Total	$1,021

At December 31, 2012, the Company’s weighted average interest rate on outstanding debt was 1.9%. The Company is party to numerous significant credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at December 31, 2012.

(a) Revolving Lines of Credit—Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $7.0 million, which is unsecured, and $2.1 million that is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.2% to 4.2% as of December 31, 2012. At December 31, 2012 and 2011 there were no balances outstanding, respectively.

The revolving lines of credit in Argentina, assumed in connection with the acquisition of Distribuidora Shopping, consist of two lines for a total amount of availability of approximately $2.9 million. These lines are unsecured with $0.0 million and $2.5 million outstanding at December 31, 2012 and December 31, 2011, respectively. At December 31, 2012, the interest rates for the lines of credit in Argentina ranged from 3.8% to 22.5%.

All lines are callable on demand.

(b) Revolving Line of Credit—USA

As of December 31, 2012, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At December 31, 2012 and December 31, 2011, there were no balances outstanding, respectively. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount The line of credit contains quarterly covenants which began September 30, 2009, and which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to us or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At December 31, 2012, the Company was in compliance with these covenants.

(c) Term Loan—Intesa SanPaolo S.p.A.

On June 26, 2007, BRC S.r.L (“BRC”), a subsidiary of the Company that was merged into MTM S.r.L. (“MTM”), during 2011, entered into a five and a half year unsecured term loan agreement with Intesa Sanpaolo S.p.A. of Italy in which BRC received €5.0 million (approximately $6.7 million). In 2012, MTM paid off the outstanding term loan balance of $1.4 million. There was no balance at December 31, 2012 and approximately $1.4 million outstanding at December 31, 2011.

(d) Term Loan—Banca IMI S.p.A. and Intesa SanPaolo S.p.A.

On December 22, 2008, MTM, a subsidiary of the Company, entered into a financing agreement with Banca IMI S.p.A. and Intesa SanPaolo S.p.A. pursuant to which MTM may borrow up to €15.0 million (approximately $19.8 million) to be used for the acquisition of Distribuidora Shopping, as well as for investments in MTM’s subsidiaries and certain capital expenditures for research and development. In 2012, MTM paid off the outstanding term loan balance of $5.4 million. There was no balance at December 31, 2012 and a balance of approximately $5.4 million as of December 31, 2011.

(e) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits at our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 1.5%.

12. Equity

(a) Purchase of remaining 50% interest in MTE S.r.l.

On June 1, 2011, the Company purchased the remaining 50% ownership interest in MTE S.r.l. (“MTE”), for €7.5 million (approximately $10.4 million), of which €5.3 million (approximately $7.5 million), was paid on the closing date, with the remaining balance of €2.2 million (approximately $2.9 million) classified as restricted cash in Other Current Assets at December 31, 2011 as a guarantee towards possible indemnification obligations of the seller until its payment, which was subsequently paid on January 15, 2012 in accordance with the terms of the agreement. Further performance payments of up to €1.0 million (approximately $1.3 million) in cash may be made no later than 5 days after May 31, 2014 based on the achievement of 2012 and 2013 gross profit targets. As of the closing date of the transaction, the MTE contingent consideration was assigned a fair value of approximately $0.4 million (see Note 17).

(b) Capital Transactions

On December 15, 2010, the Company closed an underwritten public offering of 2,300,000 shares of common stock including 300,000 shares issued pursuant to an underwriter’s overallotment option at a price of $30.00 per share. Net proceeds from the offering were $64.9 million, after deducting underwriting discounts and offering expenses. Under a committed credit facility with Intesa Sanpaolo S.p.A., the Company was required to use the net proceeds from the offering to repay the outstanding balance under such facility. Following such mandatory repayment, the Company used the remaining net proceeds from the offering for working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

(c) Shares Held in Treasury

The Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market, with such match discontinued in 2009 (see Note 17). These shares are carried at cost and classified as a deduction of equity. At December 31, 2012 and 2011, the Company had recorded approximately $0.1 million for the deferred compensation plan.

As of December 31, 2012, the Company also had 7,999 shares held in treasury with a value of approximately $0.2 million, of which 1,419 shares came from the surrender of shares tendered for the exercise price in lieu of cash for the exercise of warrants, and 6,580 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock. As of December 31, 2011, the Company also had 16,055 shares held in treasury with a value of approximately $0.4 million, of which 7,035 shares came from the surrender of shares by an optionee for the consideration of the exercise price of options exercised, 2,569 shares came from the surrender of shares tendered for the exercise price in lieu of cash for the exercise of warrants, and 6,451 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock.

13. Stock-Based Compensation

The Company has four stock option plans that provided for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. The 2011 Stock Option Plan, which was approved by shareholders on May 23, 2012, provides the Company with an additional 300,000 options for issuance. Under this plan, the Company’s Board of Directors granted 62,500 options in 2011, which were not considered outstanding until the Plan was approved and no options were granted in 2012 and 2010. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Under the Company’s 2009 Restricted Stock Bonus Plan, which was approved by shareholders on August 27, 2009 and replaced the 2006 Incentive Bonus Plan, the Company’s Board of Directors may grant restricted stock to officers, employees and non-employee directors.

Stock-based compensation expense, including expense associated with shares in escrow pertaining to the Evotek acquisition (Note 3), for the years ended December 31, 2012, 2011, and 2010 was allocated as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$22	$6	$29
Research and development expense	762	1,008	276
Selling, general and administrative expense	231	227	137

	$1,015	$1,241	$442

Excess tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options are recorded as an increase to additional paid-in capital if and when realized. The Company did not record any excess tax benefits in the years ended December 31, 2012, 2011, and 2010 because, due to the net operating loss carry forward position for United States income tax purposes, the Company has not realized excess tax benefits.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation Activity—Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares. The following table displays stock option activity including the weighted average stock option prices for 2012 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and vested at December 31, 2011	57,750	$11.28	1.8 yrs	$304
Granted	62,500	15.97
Exercised	(1,200)	9.20
Forfeited	(12,000)	14.41

Outstanding at December 31, 2012	107,050	$13.69	4.8 yrs	$194

Vested and exercisable at December 31, 2012	60,050	$12.22	2.2 yrs	$194

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period. During the years ended December 31, 2012, 2011, and 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $22,000, $44,000, and $77,000, respectively, determined as of the date of option exercise.

As of December 31, 2012, total unrecognized stock-based compensation cost related to unvested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 4.0 years. As of December 31, 2011, all stock options granted under the Company’s approved stock option plans had fully vested and as such, all compensation costs had been recognized in the prior period.

The following table sets forth summarized information with respect to stock options outstanding, vested and exercisable at December 31, 2012:

Exercise Price Range:	Outstanding at December 31, 2012			Vested and Exercisable at December 31, 2012
	Number of Shares	Average Life (in years)	Average Price	Number of Shares	Average Price
$6.01 to $9.00	13,500	0.4	$6.12	13,500	$6.12
$9.01 to $12.00	23,125	1.4	11.40	23,125	11.40
$12.01 to $15.00	1,925	1.0	13.83	1,925	13.83
$15.01 to $20.00	68,500	7.0	15.95	26,500	15.93

	107,050	4.8	$13.69	65,050	$12.22

Stock-Based Compensation Activity—Restricted Stock A summary of the unvested restricted stock awards as of December 31, 2012 and the changes during the year then ended are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	10,088	$22.06
Granted to continuing non-employee directors	11,478	15.69
Vested	(9,016)	22.46
Forfeited	—	—

Nonvested at December 31, 2012	12,550	$15.95

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012, total unrecognized share-based compensation cost related to unvested restricted stock was $0.1 million, which is expected to be recognized over a weighted-average period of 1.0 year.

14. Impairments

During the fourth quarter of 2012, in connection with the Company’s annual goodwill impairment, management determined two of its reporting units, US Automotive included in the FSS Automotive segment and AFS included in the FSS Industrial segment, did not pass the step 1 test, due to lower than expected demand, which negatively impacted the respective reporting units’ forecasts of earnings and cash flows. As a result, the Company concluded it had a triggering event, requiring the assessment of impairment for certain of its long-lived assets. Upon completion of the assessment, the Company concluded the long-lived assets were impaired and recorded a $12.1 million impairment charge associated with intangible assets and equipment.

As a result of the US Automotive and AFS reporting units failing step 1 of the goodwill impairment test, the Company completed the step 2 analysis for both units. Upon completion of the step 2 analysis, the Company determined the goodwill associated with each reporting unit was impaired. As a result, the Company recorded a $9.9 million impairment charge.

These impairments were measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. The inputs and assumptions utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined by ASC 820.

The following table summarizes the impairment charges in 2012 for each reporting unit by asset category (in thousand):

	Years Ended December 31, 2012
	US Automotive	AFS	Total
Equipment and Leasehold improvements	$2,183	$—	$2,183
Goodwill	5,290	4,640	9,930
Intangible assets	8,900	1,033	9,933

Total Impairment	$16,373	$5,673	$22,046

For the year ended December 31, 2011 and 2010, the Company recorded $0.4 million and $0.0 of impairments in cost of goods sold on the consolidated statement of operations.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

15. Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net (loss) income attributable to Fuel Systems	$(15,632)	$5,168	$39,702

Denominator:
Denominator for basic earnings per share—weighted average number of shares	20,020,487	19,972,969	17,725,049
Effect of dilutive securities:
Employee stock options	—	30,845	45,026
Unvested restricted stock	—	422	12,570
Shares held in escrow	—	—	24,685

Dilutive potential common shares	20,020,487	20,004,236	17,807,330

Basic income per share:
Net (loss) income per share attributable to Fuel Systems	$(0.78)	$0.26	$2.24

Diluted income per share:
Net (loss) income per share attributable to Fuel Systems	$(0.78)	$0.26	$2.23

The following table represents the numbers of anti-dilutive instruments excluded from the computation of diluted EPS:

	Year Ended December 31,
	2012	2011	2010
Anti-dilutive instruments excluded from computation of diluted net loss per share:
Options	30,564	n/a	n/a
Restricted stock	1,607	5,143	158
Shares held in escrow	58,252	80,979	24,685

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

16. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the consolidated balance sheets at December 31, 2012 and 2011 representing related party transactions with the Company.

	As of
	December 31, 2012	December 31, 2011
Current Receivables with related parties:
TCN S.r.L. (a)	$—	$7
Bianco SPA (c)	416	295
Ningbo Topclean Mechanical Technology Co. Ltd. (g)	105	315
Others (i)	3	19
Current Receivables with JVs and related partners:
Rohan BRC (d)	778	4,693
PDVSA Industrial S.A. (e)	3,903	5,646

	$5,205	$10,975

Non-Current Receivables with JVs and related partners:
Rohan BRC (d)	$—	$842

	$—	$842

Current Payables with related parties:
Europlast S.r.L. (a)	1,528	1,422
TCN S.r.L. (a)	1,404	1,434
TCN Vd S.r.L. (a)	925	1,244
A.R.S. Elettromeccanica (f)	199	516
Erretre S.r.L. (b)	17	14
IMCOS Due S.r.L. (h)	16	7
Others (i)	11	43

	$4,100	$4,680

(a)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns, along with his brother, Pier Antonio Costamagna, 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L.
(b)	Erretre S.r.L. is 85% owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.
(c)	Bianco SPA is 100% owned by TCN S.r.L.
(d)	Rohan BRC is a joint venture which MTM owns 50% and is accounted for using the equity method.
(e)	PDVSA Industrial S.A. is a 70% owner of a joint venture (Sistemas De Conversion Del Alba, S.A.) with remaining 30% owned by the Company.
(f)	A.R.S. Elettromeccanica is owned by Biemmedue S.r.L., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(g)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L.
(h)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., 100% of Biemmedue S.r.L., 100% of B.R. Co S.r.L., and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.
(i)	Include Biemmedue S.r.L. (see note (h) above), MTM Hydro S.r.L (see note (h) above), and Immobiliare IV Marzo (40% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna, and one employee of the Company).

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

	(in thousands) Years Ended December 31,
	2012		2011		2010
	Purchases	Sales	Purchases	Sales	Purchases	Sales
Related Party Company:
Europlast S.r.L.	$4,524	$43	$4,873	$35	$4,182	$4
Biemmedue S.r.L.	33	66	43	113	148	—
TCN S.r.L	3,572	9	3,943	67	3,336	—
TCN Vd S.r.L	3,044	—	3,306	—	2,181	120
A.R.S. Elettromeccanica	1,584	—	2,481	—	2,058	6
Ningbo Topclean Mechanical Technology	1,088	—	595	—	1,370	—
Bianco Spa	89	951	438	613	304	—
Erretre S.r.L.	206	—	147	—	—	185
Grosso, de Rienzo, Riscossa e Associati (a)	146	—	158	—	—	—
Others	5	2	51	27	75	14
JVs and related partners:
Rohan LTD (b)	—	—	—	—	—	264
Rohan BRC	3	2,948	1	10,119	—	4,011
PDVSA Industrial S.A.	—	8,444	—	7,314	—	10,293

	$14,294	$12,463	$16,036	$18,288	$13,654	$14,897

(a)	One director of the Company is a partner of the law firm Grosso, de Rienzo, Riscossa e Associati.
(b)	The former owners of Rohan LTD own 50% of Rohan BRC.

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon appraisals. These lease agreements begin to expire in 2014, with the last agreement ending in 2018. The Company paid IMCOS Due S.r.L. lease payments of $1.8 million, $1.8 million, and $1.7 million in 2012, 2011, and 2010, respectively. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of $0.3 million, $0.2 million and $0.1 million in 2012, 2011, and 2010, respectively. The term of this lease reflects the fair market value of such property based upon an appraisal.

In 2012, the Company received less than $0.1 million in subleased income from Biemmedue S.r.L.

The Company entered into an agreement to develop the basic and detailed engineering and outfit the facility for the installation of an integrated production plant for natural gas vehicles for PDVSA in Venezuela. The Company accounts for this project under the completed contract method. As of December 31, 2012 the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $5.6 million and $2.9 million, respectively. At December 31, 2012 and 2011, an advance payment from PDVSA of $2.5 million and of $1.2 million, respectively, is included in accrued expenses.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

During the second quarter of 2012, as a result of not collecting the initial loan, management determined that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and recorded an allowance for approximately $0.8 million, resulting in a net loan receivable balance of zero.

As of December 31, 2011, the Company had recorded approximately $0.6 million of losses against the loan receivable resulting in a net receivable balance of approximately $0.8 million.

Effective July 1, 2012, the Company changed its accounting for sales to Rohan BRC from the full accrual basis to the cash basis, based on the Company’s consideration to acquire an additional 44.89% ownership interest in Rohan BRC (see Note 17). During the third and fourth quarters of 2012, revenue attributed to sales to Rohan BRC was deferred until receipt of payments, and inventory was recorded on a consignment basis (see Note 6).

17. Commitments and Contingencies

(a) Leases

The Company has certain non-cancelable operating leases for facilities and equipment. Future minimum lease commitments under non-cancelable leases at December 31, 2012 are as follows (in thousands):

Years Ending December 31,	Third Party Obligations	Related Party Obligations(1)	Total Obligations
2013	$5,174	$2,129	$7,303
2014	4,260	1,687	5,947
2015	3,332	906	4,238
2016	3,017	842	3,859
2017	2,671	359	3,030
Thereafter	4,998	74	5,072

Total	$23,452	$5,997	$29,449

(1)	See Note 16

Total rental expense under the operating leases for 2012, 2011, and 2010 were approximately $7.7 million, $8.4 million, $8.1 million, respectively, net of sublease payments of less than $0.1 million, $0.0 million, and $0.3 million in 2012, 2011, and 2010, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

(b) Other Commitments

On September 1, 2012, the Company entered into a memorandum of understanding to acquire an additional 44.89% ownership interest in Rohan BRC, thus increasing its ownership in Rohan BRC to approximately 95%. Rohan BRC assembles, sells and services LPG and CNG equipment for automotive or other use, for both OEM

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

and retrofit markets in India. The memorandum of understanding expired by its terms and is no longer effective. As a result of unresolved differences, the Company believes it is no longer legally bound to proceed with the transaction.

(c) Contingencies

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

The Company is currently party to claims for wages brought by former DOEM temporary employees. At December 31, 2011, the Company had accrued $2.4 million (€1.8 million) in relation to such claims. During 2012, the Company settled claims for an amount equal to approximately $1.5 million (€1.1 million), while reversing excess accruals for approximately $0.9 million (€0.7 million).

During the third quarter of 2012, the Company established a plan to terminate approximately 60 employees in Italy by the end of the year, in an effort to minimize cost structure at certain facilities. The total termination benefit was estimated to be approximately $0.8 million (€0.6 million), accrued in operating expenses. In the fourth quarter of 2012, the Company determined the numbers of employee to be terminated to be 22 for a total termination benefit of approximately $0.3 million (€0.2 million). Consequently, in the fourth quarter of 2012, the Company reversed excess accruals for approximately $0.5 million (€0.4 million). As of December 31, 2012, approximately $0.3 million (€0.2 million) was still accrued, which was subsequently paid in January 2013.

(d) Investment and Tax Savings Plan

The Company has two registered pension plans which provide defined contribution benefits to some of its employees.

In Canada, the Company provides employee and Company funded defined contribution benefits to its employees (the “Canadian Plan”). Full-time employees are eligible to participate on the first day of any month on or after the completion of one year of continuous employment. Part-time employees are eligible to participate on the first day of any month on or after the completion of two years of continuous employment.

Under the Canadian Plan employees are required to contribute an amount equal to 0.5 percent up to 4 percent of their earnings, with the Company contributing and amount equal to the employee required contributions, up to a maximum of $4,000 per year. Incremental voluntary contributions by the employees are permitted as log as the total contributions to the plan do not exceed the limits specified under the Canadian Income Tax Act. Approximately 58% of the Canadian employees of the above-mentioned entities were enrolled in this plan as of December 31, 2012. Employer contributions were approx $0.1 million in each of the twelve months periods ending December 31 2012, 2011, and 2010, respectively.

The Company’s Investment and Tax Savings Plan (the “401(k) plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The 401(k) plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All U.S. employees who are at least age twenty-one or older are eligible to participate in the 401(k) plan immediately and can enter the 401(k) plan on the first day of

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

each month. Eligible employees of the Company who elect to participate in the 401(k) plan may contribute into the plan from 1% to 100% of compensation. The Company’s matching contributions are discretionary and match 100% on the first 3% of the elective salary deferrals. Approximately 60% and 72% of eligible employees were enrolled in the 401(k) plan at December 31, 2012 and December 31, 2011, respectively. The Company match was suspended in 2009 and restored in 2011. Employer contributions were $0.3 million, $0.2 million, and $0.0 million for 2012, 2011, and 2010, respectively.

(e) Deferred Compensation Plan

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

The cash contributed by the Company on the participant’s behalf has been invested in Company common stock acquired in the open market, which is carried at cost and classified as a deduction of equity in shares held in treasury on the consolidated balance sheet (see Note 12 for further discussion). The value of the Company’s common stock is calculated and recorded as a liability at market value and is classified as a long-term liability on the Company’s consolidated balance sheet. Any changes in the market value of the Company’s Common Stock are recorded in selling general and administrative expense. The Company includes the common stock of the plan in its computations of basic and diluted net income per share. The Company consolidates the assets of the deferred compensation plan as part of the Company’s assets at the end of each quarter, which are classified as long-term investments on the Company’s consolidated balance sheet. At December 31, 2012 and 2011, the assets under the plan, included in long-term investments, were $0.6 million and $0.9 million, respectively. At December 31, 2012 and 2011 the liabilities under the plan were $0.7 million and $1.2 million, respectively.

(f) Severance Funds

Italian law requires companies to make a mandatory termination payment called the Trattamento di Fine Rapporto (“TFR”) to employees. It is paid, as a lump sum, when the employment ends for any reason such as retirement, resignation, or layoff. The severance indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration. There is no vesting period or funding requirement associated with the liability. The liability recorded in the consolidated balance sheet is the amount that the employee would be entitled to if employment ceases immediately. During 2012, 2011, and 2010, the Company had recorded approximately $2.0 million, $2.1 million, and $2.1 million, respectively, in expense for TFR and has a long-term liability accrued in the amount of $4.8 million, $4.6 million as of December 31, 2012 and 2011, respectively. This liability for severance indemnities relates to the Company’s employees in Italy.

(g) Liability for Contingent Consideration

Liability for Contingent Consideration—MTE

In connection with the purchase of the remaining 50% interest in MTE (see Note 12), the Company may be required to pay up to $1.3 million (€1.0 million) in earnout payments upon achievement of 2012 and 2013 gross profit targets. The range of undiscounted amounts the Company may be required to pay for these earnout payments is between $0.0 and $1.3 million (€0.0 to €1.0 million). In accordance with the FASB issued

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, with probability ranging from approximately 10% to approximately 40%. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.1% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believes is appropriate and representative of a market participant assumption once the earnout conditions are considered. As of the closing date of the acquisition the MTE contingent consideration was assigned a fair value of approximately $0.4 million. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the MTE contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, and alternative strategies that management may pursue and other factors.

During the fourth quarter of 2012, the estimated fair value of the MTE contingent consideration liability in connection with the achievement of 2012 and 2013 gross profit targets was reversed, primarily due to a reduction in the probability-weighted estimates based on updated forecast. The reduction in the fair value estimate resulted in a gain of approximately $0.4 million (€0.3 million) for the twelve months ended December 31, 2012, which was recorded in operating expenses in the Consolidated Statement of Operations. Consequently, the balance of the MTE contingent consideration liability as of December 31, 2012 and December 31, 2011 was equal to $0.0 (€0.0 million) and $0.4 million (€0.3 million), respectively.

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

The threshold targets triggering the first earnout payment of $1.5 million, which would have been payable 90 days after the yearly period ending March 31, 2012, were not achieved. The Company had anticipated this event and had reduced the fair value of the contingent consideration during 2011, resulting in a gain of approximately $0.5 million for the year ended December 31, 2011, which was recorded in operating expenses in the Consolidated Statement of Operations.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

During the fourth quarter of 2012, the estimated fair value of the NaturalDrive contingent consideration liability in connection with the achievement of business volume and general milestones for the yearly period ending March 2013 was reversed, primarily due to a reduction in the probability-weighted estimates based on updated forecast. The reduction in the fair value estimate resulted in a gain of approximately $0.5 million for the twelve months ended December 31, 2012, which was recorded in operating expenses in the Consolidated Statement of Operations. Consequently, the balance of the NaturalDrive contingent consideration liability as of December 31, 2012 and December 31, 2011 was equal to $0.4 million and $0.9 million, respectively.

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

During the second and fourth quarters of 2011 the estimated fair value of the PCI contingent consideration liability in connection with the further performance payments of up to $20 million in Fuel Systems Solutions stock was reversed, primarily due to a reduction in the probability-weighted revenue estimate based on updated forecast. The reduction in the fair value estimate resulted in a gain of approximately $1.1 million for the year ended December 31, 2011, which was recorded in operating expenses in the Consolidated Statement of Operations. The additional $4.0 million due upon successful achievement of a system installation volume milestone prior to December 31, 2011 was paid in November 2011, and the related escrow was released. The earn out required threshold targets were not achieved for calendar years 2012 and 2011. Consequently, the balance of the PCI contingent consideration liability as of December 31, 2012, December 31, 2011 was $0.0 million.

18. Business Segment and Geographic Information

Business Segments. In an effort to more appropriately align the structure and business activities within Fuel Systems, beginning with the second quarter of 2012, management reorganized operations into the following segments: FSS Automotive and FSS Industrial. FSS Automotive consists of the Company’s passenger and light duty commercial transportation, automotive OEM and aftermarket, and transportation infrastructure operations,

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

as well as the US Automotive unit. FSS Industrial consists of the Company’s industrial mobile and stationary equipment and auxiliary power unit (APU), and the Company’s heavy duty commercial transportation operations. As a result, for comparison purposes, prior period amounts have been reclassified to conform to the current period presentation.

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

Financial Information by Business Segment. Financial information by business segment follows (in thousands):

	Years Ended December 31,
Revenue:	2012	2011	2010
FSS Industrial	$122,674	$122,998	$109,186
FSS Automotive	271,273	295,136	321,446

Total	$393,947	$418,134	$430,632

	Years Ended December 31,
Operating Income (Loss):	2012	2011	2010
FSS Industrial	$4,644	$14,662	$19,101
FSS Automotive	(11,833)	2,270	44,558
Corporate Expenses (1)	(6,097)	(5,107)	(5,358)

Total	$(13,286)	$11,825	$58,301

(1)	Represents corporate expense not allocated to either of the business segments.

	As of December 31,
Total Assets:	2012	2011
FSS Industrial	$132,370	$122,436
FSS Automotive	287,609	328,147
Corporate (1)	193,677	203,796
Eliminations	(193,838)	(204,377)

Total	$419,818	$450,002

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
Capital Expenditures:	2012	2011	2010
FSS Industrial	$3,214	$1,986	$2,215
FSS Automotive (1)	10,490	10,144	26,100
Corporate	—	—	2

Total	$13,704	$12,130	$28,317

(1)	Includes $0.3 million of capital leases in 2010.

Geographic Information. The Company’s geographic information for revenue to unaffiliated customers and long-lived assets is shown below. The basis for determining revenue is the geographic location of the customer. Long-lived assets represent long-term tangible assets that are physically located in the region as indicated (in thousands):

	Years Ended December 31,
Revenue:	2012	2011	2010
North America (1)	$98,590	$110,812	$57,438
Europe:
Italy	76,026	55,708	163,579
All other (2)	78,623	78,801	64,069
Asia & Pacific Rim (2)	73,425	99,264	100,189
Latin America (2)	67,283	73,549	45,357

Total	$393,947	$418,134	$430,632

(1)	Revenue predominately from the United States.
(2)	No one country represents more than 10% of total consolidated revenue.

	As of December 31,
Long-Lived Assets:	2012	2011
North America (1)	$8,885	$10,124
Europe:
Italy:	45,269	42,171
All other (2)	932	764
Asia & Pacific Rim (2)	513	1,193
Latin America (2)	3,769	4,799

Total	$59,368	$59,051

(1)	Predominately located in the United States.
(2)	No one country represents more than 10% of total consolidated long-lived assets.

19. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

In 2012 and 2011, no customers represented more than 10.0% of the consolidated sales. In 2010, one customer represented 14.6% of the consolidated sales.

Accounts Receivable

At December 31, 2012, one customer represented 10.8% of consolidated accounts receivable. At December 31, 2011, no customers represented more than 10.0% of the consolidated account receivable.

Purchases

During 2012 and 2011, no suppliers represented more than 10.0% of the consolidated purchases of raw materials and services. During 2010, one supplier represented 10.3% of the consolidated purchases of raw materials and services. In 2012, 2011, and 2010, ten suppliers accounted for approximately 24.4%, 23.5%, and 28.9%, respectively, of consolidated purchases of raw materials and services.

Cash

Operating cash balances held at non-U.S. banks, primarily in Europe, represent 74.2% and 63.8% of the Company’s consolidated cash and cash equivalents at December 31, 2012 and 2011, respectively.

20. Supplementary Cash Flow Information

Supplementary cash flow information for 2012, 2011, and 2010 is as follows (in thousands):

	Years Ended December 31,
Supplementary Cash Flow Information:	2012	2011	2010
Interest paid	$357	$507	$493
Taxes paid (including franchise taxes)	$2,808	$7,044	$37,897
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$—	$—	$274
Acquisition of equipment in accounts payable	$741	$2,044	$1,739
Acquisition of non-controlling interest in accrued expenses (see Note 12)	$—	$2,882	$—
Issuance of 52,317 shares of common stock for the acquisition of Natural Drive (see Note 3)	$—	$1,464	$—

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements—(Continued)

21. Quarterly Results of Operations

A summary of the unaudited quarterly consolidated results of operations follows (in thousands, except per share amounts).

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2012	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$97,390	$108,951	$89,561	$98,045
Cost of revenue	74,828	79,844	70,728	76,713
Gross profit	22,562	29,107	18,833	21,332
Operating expenses	21,520	22,877	18,614	42,109 (a)
Operating income (loss)	1,042	6,230	219	(20,777)
Interest income, net	80	11	109	129
Net income (loss) attributable to Fuel Systems	(1,202)	7,148	(618)	(20,960)
Net income (loss) per share attributable to Fuel Systems:
Basic	$(0.06)	$0.36	$(0.03)	$(1.05)
Diluted	$(0.06)	$0.36	$(0.03)	$(1.05)

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2011	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$90,818	$116,598	$99,758	$110,960
Cost of revenue	69,192	89,514	75,884	86,760
Gross profit	21,626	27,084	23,874	24,200
Operating expenses	18,642	20,710	22,155	23,452	(b)
Operating income	2,984	6,374	1,719	748
Interest income, net	188	200	277	124
Net income (loss) attributable to Fuel Systems	374	3,810	(427)	1,411
Net income (loss) per share attributable to Fuel Systems:
Basic	$0.02	$0.19	$(0.02)	$0.07
Diluted	$0.02	$0.19	$(0.02)	$0.07

(a)	Includes impairment charges for approximately $22.0 million (see Note 14), as well as reversal of contingent consideration for approximately $0.5 million for NaturalDrive and $0.4 million for MTE (see Note 17).
(b)	Includes a write-off of property being abandoned of approximately $0.3 million, as well as reserves for potential labor claims from former DOEM employees for approximately $1.1 million. Includes also reversal of contingent consideration for approximately $0.5 million for NaturalDrive and $0.5 million for PCI (see Note 17).

FUEL SYSTEMS SOLUTIONS, INC.

SCHEDULE II—VALUATION ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts for the period ended:
December 31, 2012	$2,665	$2,299	$(615)	$4,349
December 31, 2011	$2,858	$641	$(834)	$2,665
December 31, 2010	$3,159	$1,317	$(1,618)	$2,858

Deferred tax valuation allowance for the period ended:
December 31, 2012	$40,427	$5,857	$—	$46,284
December 31, 2011	$36,705	$3,722	$—	$40,427
December 31, 2010	$37,290	$(345)	$(240)	$36,705