Form 10-Q
period 2013-03-31
Fuel Systems Solutions, Inc.
filed 2013-05-08
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2013:

20,053,888 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$68,051	$75,675
Accounts receivable, less allowance for doubtful accounts of $4,050 and $4,349 at March 31, 2013 and December 31, 2012, respectively	75,872	75,191
Inventories	106,401	104,056
Deferred tax assets, net	8,355	7,999
Other current assets	17,178	14,815
Related party receivables	5,822	5,205

Total current assets	281,679	282,941
Equipment and leasehold improvements, net	56,665	59,368
Goodwill, net	47,780	49,218
Deferred tax assets, net	4,749	5,008
Intangible assets, net	14,015	15,186
Other assets	1,267	861
Long-term investments	12,606	7,236

Total Assets	$418,761	$419,818

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$51,447	$42,483
Accrued expenses	40,261	42,156
Income taxes payable	4,078	2,804
Current portion of term loans and debt	303	308
Deferred tax liabilities, net	163	305
Related party payables	4,019	4,100

Total current liabilities	100,271	92,156
Term and other loans	659	713
Other liabilities	8,263	8,354
Deferred tax liabilities	1,636	1,548

Total Liabilities	110,829	102,771

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,061,887 issued and 20,053,888 outstanding at March 31, 2013; and 20,061,887 issued and 20,039,020 outstanding at December 31, 2012	20	20
Additional paid-in capital	319,746	319,667
Shares held in treasury, 7,999 shares at March 31, 2013 and December 31, 2012	(294)	(305)
Accumulated Deficit	(1,000)	(275)
Accumulated other comprehensive loss	(10,540)	(2,060)

Total Equity	307,932	317,047

Total Liabilities and Equity	$418,761	$419,818

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$98,600	$97,390
Cost of revenue	76,982	74,828

Gross profit	21,618	22,562
Operating expenses:
Research and development expense	6,525	6,900
Selling, general and administrative expense	13,956	14,620

Total operating expenses	20,481	21,520

Operating income	1,137	1,042
Other expense, net	(335)	(207)
Interest income, net	16	80

Income from operations before income taxes and non-controlling interest	818	915
Income tax expense	(1,543)	(2,117)

Net loss attributable to Fuel Systems Solutions, Inc.	(725)	(1,202)

Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.04)	$(0.06)

Diluted	$(0.04)	$(0.06)

Number of shares used in per share calculation:
Basic	20,049,428	20,014,318

Diluted	20,049,428	20,014,318

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands); (Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(725)	$(1,202)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,546)	5,398
Unrealized loss on investments arising during period	(17)	(22)
Net unrealized loss on investments during period (1)	(497)	—
Net realized gain reclassified during period (1)	(420)	—

Other comprehensive (loss) income, net of tax	(8,480)	5,376

Comprehensive (loss) income attributable to Fuel Systems Solutions, Inc.	$(9,205)	$4,174

See accompanying notes to condensed consolidated financial statements.

(1) See Note 11

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands); (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(725)	$(1,202)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and other amortization	2,755	2,588
Amortization of intangibles arising from acquisitions	826	1,955
Provision for doubtful accounts	—	236
Write down of inventory	100	40
Deferred income taxes	(484)	(379)
Unrealized loss (gain) on foreign exchange transactions	795	(95)
Compensation expense related to equity awards	79	301
(Gain) Loss on disposal of equipment and other assets	(415)	294
Reduction of contingent consideration	(406)	—
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(2,873)	(10,252)
Increase in inventories	(5,482)	(4,021)
(Increase) decrease in other current assets	(2,771)	208
(Increase) decrease in other assets	(640)	83
Increase (decrease) in accounts payable	10,920	(4,420)
Increase (decrease) in income taxes payable	1,433	(599)
(Decrease) increase in accrued expenses	(426)	2,166
Increase (decrease) in long-term liabilities	95	(260)
Receivables from/payables to related party, net	(805)	395

Net cash provided by (used in) operating activities	1,976	(12,962)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,330)	(3,811)
Purchase of investments	(12,626)	(11,930)
Sale of investments	6,753	—
Acquisition, net of cash acquired	—	(5,017)
Amount in restricted cash for acquisition of non-controlling interest	—	2,820
Other	75	37

Net cash used in investing activities	(8,128)	(17,901)

Cash flows from financing activities:
Decrease in callable revolving lines of credit, net	—	(1,121)
Payments on term loans and other loans	(34)	(39)
Acquisition of non-controlling interest	—	(2,820)
Other	11	18

Net cash used in financing activities	(23)	(3,962)

Net decrease in cash and cash equivalents	(6,175)	(34,825)
Effect of exchange rate changes on cash	(1,449)	1,029

Net decrease in cash and cash equivalents	(7,624)	(33,796)
Cash and cash equivalents at beginning of period	75,675	96,740

Cash and cash equivalents at end of period	$68,051	$62,944

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment under capital lease	$—	$40
Acquisition of equipment in accounts payable	$192	$439

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2012 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended March 31, 2013 and 2012 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the twelve months ended December 31, 2013, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

In an effort to more appropriately align the structure and business activities within Fuel Systems, beginning with the second quarter of 2012, management reorganized operations into the following segments: FSS Automotive and FSS Industrial (see Note 16). Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, the Company revised its Statement of Cash Flows for the three months ended March 31, 2012 to correct an error by properly presenting the January 15, 2012 payment of €2.2 million (approximately $2.8 million), related to the acquisition of MTE S.r.L and previously included as restricted cash (see Note 15). The effect of the revision is to decrease net cash used in investing activities and increase net cash used in financing activities. This revision is not considered material to the previously issued financial statements.

During March 2013, the Company entered into an agreement to sell its BRC Pakistan subsidiary for a purchase price of approximately $0.2 million. In conjunction with the sale, the Company entered into a distribution agreement with the buyer to continue to provide various fuel system kits and components for a minimum period of two years. The sale of BRC Pakistan does not qualify for a discontinued operations disclosure as the Company expects to continue to have direct cash flows subsequent to the sale resulting from the distribution agreement. As of March 31, 2013, the Company had approximately $0.4 million of assets in other current assets and approximately $0.2 million of liabilities in accrued expenses in the Condensed Consolidated Balance Sheets.

2. Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update that requires that an entity report where the effect of significant reclassifications out of accumulated other comprehensive income are reported on the consolidated statement of operations. This amendment is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial positions, results of operations or cash flows.

In February 2013, the FASB issued a new accounting standard update that provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update’s scope that exist at the beginning of an entity’s fiscal year of adoption. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In March 2013, the FASB issued a new accounting standard update that requires the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business. The amendments in this update are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

3. Cash and Investments

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

Cash, cash equivalents, and marketable securities consist of the following (in thousands):

	As of
	March 31, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$52,045	$58,671
Money market funds	16,006	17,004

Total cash and cash equivalents	$68,051	$75,675
Investments:
Available for sale securities:
German Government bonds (1)	11,972	6,627
Trading securities:
Deferred Compensation Plan assets	634	609

Total investments	$12,606	$7,236

Long term investments	$12,606	$7,236

Note (1):	The contractual maturity date is October 10, 2014 for the investments at March 31, 2013. The contractual maturity date was March 14, 2014 for the investments at December 31, 2012, which were sold on February 8, 2013 (please refer to disclosure after the next two tables).

The following table summarizes unrealized gains and losses related to the Company’s investments designated as available-for-sale (in thousands):

	As of March 31, 2013
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$12,626	$—	$(17)	$(637)	$11,972

Total	$12,626	$—	$(17)	$(637)	$11,972

	As of December 31, 2012
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$6,347	$—	$(9)	$289	$6,627

Total	$6,347	$—	$(9)	$289	$6,627

There were realized gains of approximately $0.4 (see Note 11) million pertaining to €5.0 million of notional amount of German Government bonds acquired above par at 100.435 in June of 2012 for $6.3 million, with a maturity date of March 14, 2014, and sold before maturity at 100.09 on February 8, 2013 for approximately $6.8 million.

Unrealized gains and losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the three months ended March 31, 2013 and 2012 were not in excess of approximately $0.1 million in all periods.

As of March 31, 2013 and 2012, the Company did not have any investments in available for sale marketable securities that were in an unrealized loss position for a period of 12 months or greater.

At December 31, 2012 and March 31, 2013, restricted cash balance was $0.4 million included in other assets.

4. Fair Value Measurements

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

		Fair value measurement at reporting date using
	As of March 31, 2013	Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$16,006	$16,006	$—	$—
Available for sale securities:
German Government bonds	11,972	11,972	—	—
Trading securities:
Deferred Compensation Plan assets	634	—	634	—

Total	$28,612	$27,978	$634	$—

		Fair value measurement at reporting date using
	As of December 31, 2012	Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$17,004	$17,004	$—	$—
Available for sale securities:
German Government bonds	6,627	6,627	—	—
Trading securities:
Deferred Compensation Plan assets	609	—	609	—

Total	$24,240	$23,631	$609	$—

5. Inventories

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

	As of
	March 31, 2013	December 31, 2012
Raw materials and parts	$58,893	$58,215
Work-in-process	2,209	1,185
Finished goods	39,131	39,549
Inventory on consignment	6,168	5,107

Total inventories	$106,401	$104,056

As of March 31, 2013 and December 31, 2012, the amount of inventory on consignment at Rohan BRC, a joint venture 50% owned by the Company and accounted under the equity method, is approximately $4.2 million and $3.3 million, respectively (see Note 14).

6. Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	March 31, 2013	December 31, 2012
Dies, molds, and patterns	$5,331	$5,492
Machinery and equipment	61,560	62,837
Office furnishings and equipment	18,401	18,418
Automobiles and trucks	4,054	4,053
Leasehold improvements	23,269	23,744

Total equipment and leasehold improvements	112,615	114,544
Less: accumulated depreciation	(55,950)	(55,176)

Equipment and leasehold improvements, net of accumulated depreciation	$56,665	$59,368

Depreciation expense related to equipment and leasehold improvements was $2.8 million and $2.6 million for the three months ended March 31, 2013 and 2012, respectively.

7. Goodwill and Intangibles

The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2013 are as follows (in thousands):

	FSS Automotive	FSS Industrial	Total
Goodwill, gross	$50,060	$15,524	$65,584
Accumulated impairment losses	(8,893)	(7,473)	(16,366)

Net balance as of December 31, 2012	$41,167	$8,051	$49,218

Currency translation	(1,337)	(101)	(1,438)

Goodwill, gross	$48,614	$15,536	$64,150
Accumulated impairment losses	(8,784)	(7,586)	(16,370)

Net balance as of March 31, 2013	$39,830	$7,950	$47,780

At March 31, 2013 and December 31, 2012, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of March 31, 2013			As of December 31, 2012
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	6.2	$27,104	$(19,505)	$7,599	$27,661	$(19,585)	$8,076
Customer relationships	11.5	21,353	(17,388)	3,965	21,716	(17,360)	4,356
Trade name	5.6	4,877	(2,459)	2,418	5,019	(2,399)	2,620
Non-compete agreements	2.1	1,226	(1,193)	33	1,259	(1,125)	134

Total		$54,560	$(40,545)	$14,015	$55,655	$(40,469)	$15,186

Amortization expense related to existing technology and customer relationships of $0.6 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.2 million for three months ended March 31, 2013 and 2012, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Nine months ending December 31, 2013	$2,099
2014	2,623
2015	2,455
2016	1,962
2017	1,489
2018	1,255
Thereafter	2,132

$14,015

8. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability, included within Accrued expenses on the Condensed Consolidated Balance Sheets, during the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$11,639	$10,425
Additions from acquisitions	—	598
Provisions charged to costs and expenses	1,739	874
Settlements and other adjustments	(2,906)	(614)
Effect of foreign currency translation	(175)	146

Balance at end of period	$10,297	$11,429

9. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2013 was 188.6% compared to an effective tax rate of 231.4% for the three months ended March 31, 2012. The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions (“loss jurisdictions”) for which no tax benefit has been recorded. For the three months ended March 31, 2013 and 2012, the Company incurred a pre-tax loss of approximately $3.2 million and $4.6 million, respectively, in the loss jurisdictions. The Company continues to believe that the likelihood of recoverability of the net deferred tax assets in the loss jurisdictions is less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on the entire domestic and certain foreign jurisdictions deferred tax assets.

As of March 31, 2013, the Company had approximately $8.1 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the quarter ended March 31, 2013. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

10. Debt Payable

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of March 31, 2013	March 31, 2013	December 31, 2012
(a) Revolving lines of credit—Italy and Argentina	$11,050	$—	$—
(b) Revolving line of credit—USA	13,000	—	—
(c) Other indebtedness	—	962	1,021

	$24,050	962	1,021
Less: current portion		303	308

Non-current portion		$659	$713

At March 31, 2013, the Company’s weighted average interest rate on outstanding debt was 1.9%. The Company is party to numerous significant credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at March 31, 2013.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $6.8 million which is unsecured and $1.2 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.2% to 4.2% as of March 31, 2013. At March 31, 2013 and December 31, 2012, there were no balances outstanding,.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $3.1 million. These lines are unsecured with no balance outstanding at March 31, 2013 and December 31, 2012. At March 31, 2013, the interest rates for the lines of credit in Argentina ranged from 4.5% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of March 31, 2013, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At March 31, 2013 and December 31, 2012, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At March 31, 2013, the Company was in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving the Company’s foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 1.6%.

11. Changes and reclassifications in Accumulated Other Comprehensive Loss by Component

(a) Changes in Accumulated Other Comprehensive Loss by Component (all amounts are net of tax)

	(in thousands)
	Unrealized Gains and (Losses) on Available-for- Sale Securities		Foreign Currency Items		Total
Beginning Balance, December 31, 2012	(9)		(2,051)		(2,060)
Current period Other Comprehensive Loss activity before reclassifications	(17	)[*]	(8,043)		(8,060)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	9		(429	)[*]	(420)

Net current-period other comprehensive loss	(8)		(8,472)		(8,480)
Ending balance, March 31, 2013	(17)		(10,523)		(10,540)

[*]	See Note 3.

(b) Reclassifications out of Accumulated Other Comprehensive Loss

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	9	Other Expense, net
Foreign Currency Items:
—Foreign currency gain on available for sale securities	(429)	Other Expense, net

Total reclassifications for the period	(420)

12. Stock-Based Compensation

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

Stock-based compensation expense for the three months ending March 31, 2013 and 2012 was allocated as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$9	$—
Research and development expense	4	251
Selling, general and administrative expense	66	50

	$79	$301

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits as a result of the net operating loss carry-forward position for United States income tax purposes.

Stock-Based Compensation Activity – Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares. The following table displays stock option activity including the weighted average stock option prices for the three months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	107,050	$13.69	4.8 yrs	$194
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2013	107,050	$13.69	4.6 yrs	$301

Vested and exercisable at March 31, 2013	65,050	$12.22	1.9 yrs	$280

The aggregate intrinsic value as of a particular date is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period. During the three months ended March 31, 2013, the aggregate intrinsic value of options exercised under the Company’s stock option plans was zero determined as of the date of option exercise.

As of March 31, 2013, total unrecognized stock-based compensation cost related to unvested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 3.7 years. As of December 31, 2012, total unrecognized stock-based compensation cost related to unvested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 4.0 years.

Stock-Based Compensation Activity – Restricted Stock

A summary of unvested restricted stock awards as of March 31, 2013 and changes during the three month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	12,550	$15.95
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2013	12,550	$15.95

As of March 31, 2013, total unrecognized stock-based compensation cost related to unvested restricted stock was less than $0.1 million, which is expected to be recognized over a weighted-average period of 1.1 year.

13. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss attributable to Fuel Systems	$(725)	$(1,202)

Denominator:
Denominator for basic earnings per share—weighted average number of shares	20,049,428	20,014,318
Effect of dilutive securities:
Employee stock options	—	—
Unvested restricted stock	—	—

Dilutive potential common shares	20,049,428	20,014,318

Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.04)	$(0.06)

Diluted	$(0.04)	$(0.06)

The following table represents the numbers of anti-dilutive instruments excluded from the computation of diluted EPS:

	Three Months Ended March 31,
	2013	2012
Anti-dilutive instruments excluded from computation of diluted net loss per share:
Options	82,112	30,185
Restricted stock	12,550	8,768
Shares held in escrow	4,460	59,471

14. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 representing related party transactions with the Company:

	As of
	March 31, 2013	December 31, 2012
Current Receivables with related parties:
TCN S.r.L. (a)	$—	$—
Bianco SPA (c)	327	416
Ningbo Topclean Mechanical Technology Co. Ltd. (g)	56	105
Others (i)	4	3
Current Receivables with JVs and related partners:
Rohan BRC (d)	—	778
PDVSA Industrial S.A. (e)	5,435	3,903

	$5,822	$5,205

Current Payables with related parties:
Europlast S.r.L. (a)	1,333	1,528
TCN S.r.L. (a)	1,304	1,404
TCN Vd S.r.L. (a)	919	925
A.R.S. Elettromeccanica (f)	374	199
Erretre S.r.L. (b)	51	17
IMCOS Due S.r.L. (h)	22	16
Others (i)	16	11

	$4,019	$4,100

(a)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns, along with his brother, Pier Antonio Costamagna, 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L.
(b)	Erretre S.r.L. is 85% owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.
(c)	Bianco SPA is 100% owned by TCN S.r.L.
(d)	Rohan BRC is a joint venture which MTM owns 50% and is accounted for using the equity method.
(e)	PDVSA Industrial S.A. (“PDVSA”) is a 70% owner of a joint venture, Sistemas De Conversion Del Alba, S.A. (“SICODA”)) with the remaining 30% owned by the Company.
(f)	A.R.S. Elettromeccanica is owned by Biemmedue S.r.L., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(g)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L.
(h)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., 100% of Biemmedue S.r.L., and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.
(i)	Includes Biemmedue S.r.L. (see note (h) above), MTM Hydro S.r.L (see note (h) above), and Immobiliare IV Marzo (40% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna, and one employee of the Company).

The following table sets forth amounts (services and goods) purchased from and sold to related parties.

	(in thousands) Three Months Ended March 31,
	2013		2012
	Purchases	Sales	Purchases	Sales
Company:
Europlast S.r.L.	$1,192	$10	$1,258	$—
Biemmedue S.p.A.	12	—	13	—
TCN S.r.L	1,005	—	922	—
TCN Vd S.r.L	868	—	969	—
A.R.S. Elettromeccanica	521	—	513	—
Ningbo Topclean Mechanical Technology	563	—	424	—
Bianco Spa	7	172	74	184
Erretre S.r.L	61	1	48	—
Grosso, de Rienzo, Riscossa e Associati (a)	—	—	197	—
Others	1	—	2	1
JVs and related partners:
Rohan BRC	—	634	—	922
PDVSA Industrial S.A.	—	2,249	—	2,097

	$4,230	$3,066	$4,420	$3,204

(a)	One director of the Company is a partner of the law firm Grosso, de Rienzo, Riscossa e Associati.

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon appraisals. These lease agreements begin to expire in 2014, with the last agreement ending in 2018. The Company paid IMCOS Due S.r.L. lease payments of $0.4 million for the three months ended March 31, 2013 and 2012. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of less than $0.1 million for the three months ended March 31, 2013 and March 31, 2012. The terms of these leases reflect the fair market value of such properties based upon appraisals.

The Company entered into an agreement with PDVSA to develop the basic and detailed engineering, and outfit the facility for the installation of an integrated production plant for natural gas vehicles for SICODA in Venezuela. The Company accounts for this project under the completed contract method. As of March 31, 2013, the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $5.5 million and $5.1 million, respectively. As of December 31, 2012, the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $5.6 million and $2.9 million, respectively. At March 31, 2013 and December 31, 2012, an advance payment from PDVSA of $1.6 million and of $2.5 million, respectively, is included in accrued expenses.

Non-Current Receivable from Rohan BRC

In June 2009, the Company issued a three year approximately $0.8 million (€650,000) loan to Rohan BRC Gas Equipment Company (“Rohan BRC”). In March 2010, the Company issued an additional three year approximately $0.8 million (€650,000) loan to Rohan BRC.

As a result of accumulated losses at Rohan BRC, the Company’s original investment balance in Rohan BRC had been reduced to zero. In addition, the Company has been recognizing its proportionate share of Rohan BRC’s losses against the loan receivable.

During the second quarter of 2012, as a result of not collecting the initial loan, management determined that it is probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement and recorded an allowance for approximately $0.8 million, resulting in a net loan receivable balance of zero. Consequently, as of March 31, 2013, the Company has a net receivable balance of $0.0 million.

Effective July 1, 2012, the Company changed its accounting for sales to Rohan BRC from the full accrual basis to the cash basis, based on the Company’s consideration to acquire an additional 44.89% ownership interest in Rohan BRC. On September 1, 2012, the Company entered into a memorandum of understanding to acquire an additional 44.89% ownership interest in Rohan BRC, thus increasing its ownership in Rohan BRC to approximately 95%. Rohan BRC assembles, sells and services Liquefied Petroleum Gas (“LPG”) and Compressed Natural Gas (“CNG”) equipment for automotive or other use, for both Original Equipment Manufacturers (“OEM”) and retrofit markets in India. The memorandum of understanding expired by its terms and is no longer effective. As a result of unresolved differences, the Company believes it is no longer legally bound to proceed with the transaction. However, the Company is in the process of negotiating a new agreement to complete the acquisition. Starting from the third quarter of 2012, revenue attributed to sales to Rohan BRC was deferred until receipt of payments, and inventory was recorded on a consignment basis (see Note 5).

15. Contingencies

(a) Contingencies

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

(b) Liability for Contingent Consideration

Liability for Contingent Consideration—MTE

In connection with the purchase of the remaining 50% ownership interest in MTE S.r.l. (“MTE”), which took place on June 1, 2011, the Company may be required to pay up to $1.3 million (€1.0 million) in earnout payments no later than 5 days after May 31, 2014, upon achievement of 2012 and 2013 gross profit targets. The range of undiscounted amounts the Company was required to pay for these earnout payments was between $0.0 and $1.3 million (€0.0 to €1.0 million). In accordance with the FASB issued authoritative guidance, the Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, with probability ranging from approximately 10% to approximately 40%. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.1% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believed appropriate and representative of a market participant assumption once the earnout conditions were considered. As of the closing date of the acquisition the MTE contingent consideration was assigned a fair value of approximately $0.4 million. Future changes to the fair value of the contingent consideration were determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the MTE contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, and alternative strategies that management may pursue and other factors.

During the fourth quarter of 2012, the estimated fair value of the MTE contingent consideration liability in connection with the achievement of 2012 and 2013 gross profit targets was reversed, primarily due to a reduction in the probability-weighted estimates based on updated forecast. The reduction in the fair value estimate resulted in a gain of approximately $0.4 million (€0.3 million) for the twelve months ended December 31, 2012, which was recorded in operating expenses in the Consolidated Statement of Operations. Consequently, the balance of the MTE contingent consideration liability as of March 31, 2013 and December 31, 2012 was equal to $0.0 (€0.0 million) in both periods.

Liability for Contingent Consideration—NaturalDrive

In connection with the NaturalDrive acquisition, which took place on April 18, 2011, the Company may be required to pay up to $6.75 million in earnout payments upon achievement of business volume and general milestones. The earn-out would be paid in three equal installments of $1.5 million no later than 90 days after the end of each yearly period ending in March 2012, March 2013, and March 2014 if specified target customer volumes for the year are achieved, and reasonable progress is made on the general milestones.

The threshold targets for the first earnout payment of $1.5 million, which would have been payable 90 days after the yearly period ending March 31, 2012, were not achieved. The Company had anticipated this event and had reduced the fair value of the contingent consideration during 2011.

The threshold targets for the second earnout payment of $1.5 million, which would have been payable 90 days after the yearly period ending March 31, 2013, were not achieved. The Company had anticipated this event and had reduced the fair value of the contingent consideration during 2012.

In April 2013, the Company reached an agreement with the former owners of Natural Drive. That released the Company for any obligation associated with the potential earnout. As a result during the three months ended March 31, 2013 the Company reduced the fair value of the contingent consideration to $0.

Consequently, the balance of the NaturalDrive contingent consideration liability as of March 31, 2013 and December 31, 2012 was equal to $0.0 million and $0.4 million, respectively.

16. Business Segment Information

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

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies contained in the Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended March 31,
Revenue:	2013	2012
FSS Industrial	$31,946	$33,731
FSS Automotive	66,654	63,659

Total	$98,600	$97,390

	Three Months Ended March 31,
Operating Income (Loss):	2013	2012
FSS Industrial	$2,462	$4,630
FSS Automotive	262	(1,368)
Corporate Expenses (1)	(1,587)	(2,220)

Total	$1,137	$1,042

(1)	Represents corporate expense not allocated to either of the business segments.

	As of
Total Assets:	March 31, 2013	December 31, 2012
FSS Industrial	$134,268	$132,370
FSS Automotive	315,399	318,818
Corporate (1)	192,435	193,677
Eliminations	(223,341)	(225,047)

Total	$418,761	$419,818

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

17. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three months ended March 31, 2013, no customers represented more than 10.0% of consolidated sales. For the three months ended March 31, 2012, no customers represented more than 10.0% of consolidated sales.

Accounts Receivable

At March 31, 2013, no customers represented more than 10.0% of consolidated accounts receivable. At December 31, 2012, one customer represented 10.8% of consolidated accounts receivable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, references to “Fuel Systems” or the “Company” and to first-person pronouns, such as “we”, “our” and “us”, refer to Fuel Systems Solutions, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Fuel Systems’ Annual Report on Form 10-K for the year ended December 31, 2012.

The Company’s business is subject to seasonal influences. Therefore, operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year.

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, economic uncertainties caused by political instability in certain of the markets we do business in, our ability to realign costs with current market conditions, fluctuations with regard to the timing of future business for our US automotive market, as well as the risks and uncertainties included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and our other periodic reports filed with the SEC. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

Manufacturers of industrial mobile equipment and stationary engines are among the most active customers for our industrial products. Users of small and large industrial engines capitalize on the lower cost and pollutant benefits of using alternative fuels. For example, forklift and other industrial equipment users often use our products to operate equipment indoors resulting in lower toxic emissions. The wide availability of gaseous fuels in world markets combined with their lower emissions and cost compared to gasoline and diesel fuels is driving growth in the global alternative fuel industry. Automobile manufacturers, taxi companies, transit and shuttle bus companies, and delivery fleets are among the most active customers for our transportation products where our largest markets are currently outside the United States.

Our U.S. automotive business has the capabilities necessary to be a leader in this market. We believe Fuel Systems is positioned to compete in the dedicated and dual-fuel natural gas vehicle (NGV) OEM market emerging in the United States. We maintain certain key technology and industry relationships to further our North American OEM and fleet market strategy. Our vehicle modification and systems integration capabilities for a variety of alternative fuel applications, including hybrid, CNG, propane and dual-fuel diesel present us with a unique advantage in the market. While we have limited visibility with respect to the evolving US automotive market, we continue to believe fleet vehicles may offer attractive opportunities for our gaseous fuel solutions in the U.S. We now have a full suite of automotive capabilities in this market, including a CARB certified, dedicated systems product line and in-house OEM systems engineering platform, enhancing our ability to leverage our existing relationships with fleet customers and other manufacturers as they roll out CNG and LPG versions of key fleet vehicles.

For the three months ended March 31, 2013 revenue increased approximately $1.2 million or 1.2%, operating income increased approximately $0.1 million and diluted EPS increased by $0.02 compared to the prior year period. These results were driven primarily by growth in our DOEM conversion volumes in Italy and the US which were almost entirely offset by lower aftermarket sales and lower heavy duty sales in Asia. While this mix of our sales slightly impacted our gross margin, we incurred lower consulting costs compared to the prior year which resulted in the increase of our operating income. Although we had operating income for both periods presented, certain foreign tax jurisdictions and the United States continue to incur losses which we cannot benefit from for tax purposes. As a result, our overall tax expense exceeds our consolidated operating income thus negatively impacting our basic and diluted EPS.

Net Cash provided by operations was $2.0 million for the three months ended March 31, 2013. Our net cash position of $79.1 million, including marketable securities and debt (excluding Deferred Compensation Plan assets), provides us with the adequate capital for working capital and general corporate purposes, which may include expansion of our business, and financing of future acquisitions of companies or assets.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that we have considered relevant circumstances that we may be currently subject to and the financial statements accurately reflect our estimate of the results of our operations, financial condition and cash flows for the periods presented. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes, subsequent to December 31, 2012, to information previously disclosed in our Annual Report on Form 10-K with respect to our critical accounting policies.

Results of Operations

In an effort to more appropriately align the structure and business activities within Fuel Systems, starting in the second quarter of 2012, management reorganized operations into the following segments: FSS Automotive and FSS Industrial. FSS Automotive consists of our passenger and light duty commercial transportation, automotive OEM and aftermarket, and transportation infrastructure operations, as well as the US Automotive unit. FSS Industrial consists of our industrial mobile and stationary equipment and auxiliary power unit (APU), and the heavy duty commercial transportation operations. As a result, for comparison purposes, prior period amounts have been reclassified to conform to the current period presentation.

REVENUES

	Three Months Ended March 31,		Change	Percent Change
	2013	2012
FSS Industrial	$31,946	$33,731	$(1,785)	(5.3%)
FSS Automotive	66,654	63,659	2,995	4.7%

Total Revenues	$98,600	$97,390	$1,210	1.2%

FSS Industrial. The decrease in revenue relates to lower sales from our heavy duty business in Asia of approximately $1.7 million due primarily to the timing of orders from our main customer as well as lower sales of our industrial kits and components of approximately $1.0 million primarily due to the fact we are reconfiguring our products for new governmental regulation in India. These decreases were partially offset by higher sales from our auxiliary power unit business as well as our engine business. Included in the results discussed above is the weakening of local currencies compared to the US dollar which negatively impacted revenues by approximately $0.6 million for the three months ended March 31, 2013.

FSS Automotive. The increase in revenue was primarily due to strong demand from our Delayed Original Equipment Manufacturers (“DOEM”) conversions primarily in Italy and the US of approximately $11.6 million as well as higher sales of OEM kits of approximately $3.5 million. This was primarily offset by lower aftermarket sales of approximately $12.2 million primarily in Italy due to the overall economic conditions. Included in the results discussed above is the strengthening of local currencies compared to the US dollar which positively impacted revenues by approximately $0.4 million for the three months ended March 31, 2013.

COST OF REVENUE

	Three Months Ended March 31,		Change	Percent Change
	2013	2012
FSS Industrial	$24,167	$24,237	$(70)	(0.3%)
FSS Automotive	52,815	50,591	2,224	4.4%

Total Cost of Revenues	$76,982	$74,828	$2,154	2.9%

FSS Industrial. Although revenue decreased compared to the prior year period, cost of revenue has remained relatively flat. This was primarily due to a change in the mix of sales, discussed above, partially offset by lower warranty costs. The change in the sales mix also impacted our gross margin for FSS Industrial. We expect the pressure on FSS Industrial gross margin to continue in the near term.

FSS Automotive. The increase is primarily due to higher material costs associated with our DOEM conversions primarily in the US, partially offset by lower amortization expense from the write-off intangible assets in the fourth quarter 2012. Our gross margin for FSS Automotive increased slightly compared to the prior year due to higher DOEM conversion volumes in Italy offset by the higher volumes in the US market, which currently have a low gross margin. We expect the pressure on FSS Automotive gross margins to continue until the US automotive market improves.

RESEARCH & DEVELOPMENT

	Three Months Ended March 31,		Change	Percent Change
	2013	2012
FSS Industrial	$1,831	$1,565	$266	17.0%
FSS Automotive	4,694	5,335	(641)	(12.0%)

Total Research and Development	$6,525	$6,900	$(375)	(5.4%)

FSS Industrial. The increase primarily relates to higher compensation and related expenses due to an increase in headcount as we look to expand our product offering.

FSS Automotive. The decrease relates to lower compensation and related expenses as well as supplies primarily associated with the initial development of the GM pick-up program in the US, which was completed in late 2012.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended March 31,		Change	Percent Change
	2013	2012
FSS Industrial	$3,486	$3,299	$187	5.7%
FSS Automotive	8,883	9,101	(218)	2.4%
Corporate	1,587	2,220	(633)	(28.5%)

Total Selling, General & Administrative	$13,956	$14,620	$(664)	(4.5%)

FSS Industrial. Although costs remained relatively flat compared to the prior year, we incurred lower consulting costs offset by higher compensation, travel and advertising expenses.

FSS Automotive. Although the costs remained relatively flat compared to the prior year, we incurred higher consulting costs which were offset by lower compensation as well as the reversal of contingent consideration in 2013.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses decreased due to higher consulting expenses for the three months ended March 31, 2012 associated with the evaluation of other alternative energy technologies.

OPERATING INCOME/(LOSS)

	Three Months Ended March 31,		Change	Percent Change
	2013	2012
FSS Industrial	$2,462	$4,630	$(2,168)	(46.8%)
FSS Automotive	262	(1,368)	1,630	(119.2%)
Corporate Expenses (1)	(1,587)	(2,220)	633	28.5%

Total Operating Income	$1,137	$1,042	$95	9.1%

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the three months ended March 31, 2013 decreased/increased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended March 31, 2013 we recognized approximately $0.3 million in losses on foreign exchange, primarily due to the devaluation of the Venezuelan Bolivar and lower Canadian exchange rate offset by realized gain on sale of investment, compared to $0.2 million in losses on foreign exchange for the three months ended March 31, 2012, respectively. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes.

Income tax expense for the three months ended March 31, 2013 and 2012 was approximately $1.5 million and $2.1 million, representing an effective tax rate of 188.6% and 231.4%, respectively. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the three months ended March 31, 2013 and 2012, the Company incurred a pre-tax loss of approximately $3.2 million and $4.6 million, respectively, in the loss jurisdictions. Accordingly, for the three months ended March 31, 2013, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the release of the valuation allowance, as well as of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded.

Liquidity and Capital Resources

Overview— Our primary sources of liquidity are cash provided by operating activities and debt financing. Additionally from time to time we raise funds from the equity capital markets to fund our working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets. We believe the amounts available to us under our various credit agreements together with cash on hand will continue to allow us to meet our needs for working capital and other cash needs for worldwide operations for at least the next 12 months. For periods beyond 12 months, although we do not have any plans to do so, we may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of our technologies and products. However, we can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all. Nevertheless, our ability to satisfy our working capital requirements will substantially depend upon our future operating performance (which may be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. We continue to evaluate our need to increase liquidity.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. In February 2012, our FSS Automotive segment purchased approximately $12.0 million of prime-rated German government bonds with a maturity date of December 14, 2012, which were redeemed at the indicated maturity date. In June 2012, our FSS Automotive segment purchased approximately an additional $6.3 million of prime-rated German government bonds with a maturity date of March 14, 2014, which were subsequently sold before maturity on February 8, 2013 for approximately $6.8 million. The related proceeds, as well as additional cash, were reinvested into a new purchase of prime-rated German government bonds for approximately $12.6 million, with a maturity date of October 10, 2014. These investments were placed in the available for sale category. As of March 31, 2013 we had approximately $68.1 million of cash and marketable securities held in accounts outside the U.S., primarily in Europe. Although we currently do not intend nor foresee a need to repatriate these funds, residual US taxes have been accrued on approximately $30.0 million of earnings not considered to be indefinitely reinvested from our international subsidiaries. We expect existing domestic and foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

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

Our ratio of current assets to current liabilities was approximately 3:1 at both March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, our total working capital decreased by $9.4 million, to $181.4 million from $190.8 million at December 31, 2012. This decrease is primarily due to the following: (1) an increase of $9.0 million in accounts payable, mostly due to timing of payments; (2) a decrease of $7.6 million in cash, mainly attributable to new investments in German government bonds; (3) an increase of $1.3 million in income tax payables; which all were partially offset by: (a) an increase of $2.3 million in inventory, mostly at our FSS Automotive operations, (b) an increase of $2.4 million in other current assets, mainly pertaining to increase in VAT receivable at our FSS Automotive division, (c) a decrease of $1.9 million in accrued expenses, mostly attributable to lower warranty accruals at our FSS Industrial operations in Canada, (d) an increase of $0.7 million in accounts receivable, (e) an increase of $0.6 million in related party receivables, and (f) an increase of $0.4 million in deferred tax assets.

The following table provides a summary of our operating, investing and financing activities as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$1,976	$(12,962)
Investing activities	(8,128)	(17,901)
Financing activities	(23)	(3,962)
Effect on cash of changes in exchange rates	(1,449)	1,029

Net (decrease) in cash and cash equivalents	$(7,624)	$(33,796)

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

2013 compared to 2012. In 2013, our net cash flow provided by operating activities was $2.0 million, an increase of $14.9 million from the net cash flow used in operating activities in the first quarter of 2012. This increase was primarily driven by the increase in accounts payable.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of investments in available for sale German government bonds, property, plant and equipment (“PP&E”) expenditures, as well as acquisitions.

In 2013, our PP&E additions were approximately $2.3 million. In February 2013, we sold our investment in prime-rated German government bonds acquired in June 2012 for approximately $6.8 million. In February 2013, we also purchased prime-rated German government bonds for which we paid approximately $12.6 million.

In 2012, our PP&E expenditures totaled approximately $3.8 million, of which approximately $3.1 million related to our FSS Automotive operations, primarily for leasehold improvements and acquisitions of machinery and equipment, and approximately relates $0.7 million to our FSS Industrial operations. In addition, we paid approximately $5.0 million for the Cubogas Natural Gas Compressor Systems acquisition and purchased prime-rated Germany government bonds for approximately $11.9 million.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2013, our financing activities refer mostly to payments of term loans and other loans.

In 2012, our financing activities include repayments on our revolving lines of credit for approximately $1.1 million in connection with our FSS Automotive operations.

Credit Agreements

At March 31, 2013, our weighted average interest rate on outstanding debt was 1.9%. We are party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at March 31, 2012. The fair value of the debt obligations approximated the recorded value as of March 31, 2013 and December 31, 2012.

(a) Revolving Lines of Credit – Italy and Argentina

We maintain various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $6.8 million which is unsecured and $1.2 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.2% to 4.2% as of March 31, 2013. At March 31, 2013 and December 31, 20121, there was no balance outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $3.1 million. These lines are unsecured with no balance outstanding at March 31, 2013 and December 31, 2012. At March 31, 2013, the interest rates for the lines of credit in Argentina ranged from 4.5% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of March 31, 2013, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At March 31, 2013 and December 31, 2012, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At our option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At March 31, 2013, we were in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 1.6%.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update that requires that an entity report where the effect of significant reclassifications out of accumulated other comprehensive income are reported on the consolidated statement of operations. This amendment is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial positions, results of operations or cash flows.

In February 2013, the FASB issued a new accounting standard update that provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update’s scope that exist at the beginning of an entity’s fiscal year of adoption. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In March 2013, the FASB issued a new accounting standard update that requires the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business. The amendments in this update are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Management. We operate on a global basis and are exposed to currency fluctuations related to the manufacture, assemble and sale of our products in currencies other than the U.S. Dollar. The major foreign currencies involve the markets in the European Union, Argentina, Canada and Australia. Movements in currency exchange rates may affect the translated value of our earnings and cash flow associated with our foreign operations as well as the translation of the net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States, we generally generate revenues and incur operating expenses denominated in local currencies. These revenue and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. We monitor this risk and attempt to minimize the exposure to our net results through the management of cash disbursements in local currencies.

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three months ended March 31, 2013 by approximately $0.1 million. We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries when necessary. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

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

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

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

In addition to the other information set forth in this report, you should carefully consider Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The risk factors contained in that report could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, we did not sell any equity securities not registered under the Securities Act of 1933, as amended.

The following table provides information on purchases of our common shares outstanding made by us during the three months ended March 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1–31, 2013	—	$—	n/a	n/a
February 1–28, 2013	—	—	n/a	n/a
March 1–31, 2013	—	—	n/a	n/a

Total	—	—	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report:

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

FUEL SYSTEMS SOLUTIONS, INC.

Date: May 8, 2013	By:	/s/ PIETRO BERSANI
Pietro Bersani
Chief Financial Officer