Form 10-Q
period 2013-06-30
Fuel Systems Solutions, Inc.
filed 2013-08-08
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2013:

20,078,866 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$70,963	$75,675
Accounts receivable, less allowance for doubtful accounts of $4,028 and $4,349 at June 30, 2013 and December 31, 2012, respectively	79,702	75,191
Inventories	107,873	104,056
Deferred tax assets, net	8,373	7,999
Other current assets	17,229	14,815
Related party receivables	3,899	5,205

Total current assets	288,039	282,941
Equipment and leasehold improvements, net	55,857	59,368
Goodwill, net	47,858	49,218
Deferred tax assets, net	4,585	5,008
Intangible assets, net	13,163	15,186
Other assets	1,248	861
Long-term investments	12,681	7,236

Total Assets	$423,431	$419,818

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52,484	$42,483
Accrued expenses	40,529	42,156
Income taxes payable	4,065	2,804
Current portion of term loans and debt	284	308
Deferred tax liabilities, net	166	305
Related party payables	3,978	4,100

Total current liabilities	101,506	92,156
Term and other loans	556	713
Other liabilities	7,970	8,354
Deferred tax liabilities	1,649	1,548

Total Liabilities	111,681	102,771

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,086,865 issued and 20,078,866 outstanding at June 30, 2013; and 20,061,887 issued and 20,039,020 outstanding at December 31, 2012	20	20
Additional paid-in capital	319,924	319,667
Shares held in treasury, 7,999 shares at June 30, 2013 and December 31, 2012	(294)	(305)
Retained Earnings (Accumulated Deficit)	1,580	(275)
Accumulated other comprehensive loss	(9,480)	(2,060)

Total Equity	311,750	317,047

Total Liabilities and Equity	$423,431	$419,818

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$111,095	$108,951	$209,695	$206,341
Cost of revenue	85,276	79,844	162,258	154,672

Gross profit	25,819	29,107	47,437	51,669
Operating expenses:
Research and development expense	7,268	8,263	13,793	15,163
Selling, general and administrative expense	13,730	14,614	27,686	29,234

Total operating expenses	20,998	22,877	41,479	44,397

Operating income	4,821	6,230	5,958	7,272
Other (expense) income, net	(909)	357	(1,244)	150
Interest income, net	27	11	43	91

Income from operations before income taxes and non-controlling interest	3,939	6,598	4,757	7,513
Income tax (expense) benefit	(1,359)	550	(2,902)	(1,567)

Net income attributable to Fuel Systems Solutions, Inc.	2,580	7,148	1,855	5,946

Net income per share attributable to Fuel Systems Solutions, Inc.:
Basic	$0.13	$0.36	$0.09	$0.30

Diluted	$0.13	$0.36	$0.09	$0.30

Number of shares used in per share calculation:
Basic	20,065,789	20,019,779	20,057,653	20,017,049

Diluted	20,078,863	20,049,993	20,070,621	20,059,306

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands); (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$2,580	$7,148	$1,855	$5,946
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,240	(12,768)	(6,306)	(7,370)
Unrealized gain (loss) on investments arising during period	38	(35)	21	(57)
Foreign currency unrealized gain (loss) on investments during period (1)	48	—	(449)	—
Net realized gain reclassified during period (1)	(266)	—	(686)	—

Other comprehensive income (loss), net of tax	1,060	(12,803)	(7,420)	(7,427)

Comprehensive income (loss) attributable to Fuel Systems Solutions, Inc.	$3,640	$(5,655)	$(5,565)	($1,481)

(1)	See Note 11

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands); (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,855	$5,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	5,443	5,142
Amortization of intangibles arising from acquisitions	1,538	3,540
Provision for doubtful accounts	78	372
Provision for related party loan receivable	—	828
Write down of inventory	1,325	1,202
Deferred income taxes	(441)	(5,825)
Unrealized loss on foreign exchange transactions	2,175	424
Compensation expense related to equity awards	174	608
(Gain) Loss on disposal of equipment and other assets	(407)	275
Reduction of contingent consideration	(406)	—
Other	(247)	—
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(6,452)	(14,551)
Increase in inventories	(8,739)	(8,574)
(Increase) decrease in other current assets	(2,960)	3,621
(Increase) decrease in other assets	(603)	212
Increase in accounts payable	11,624	1,325
Increase (decrease) in income taxes payable	1,395	(667)
Increase in accrued expenses	47	6,604
Decrease in long-term liabilities	(267)	(376)
Receivables from/payables to related party, net	814	3,348

Net cash provided by operating activities	5,946	3,454

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,991)	(7,082)
Purchase of investments	(12,626)	(18,277)
Sale of investments	6,753	—
Acquisition, net of cash acquired	—	(5,700)
Amount in restricted cash for acquisition of non-controlling interest	—	2,820
Other	192	133

Net cash used in investing activities	(9,672)	(28,106)

Cash flows from financing activities:
Decrease in callable revolving lines of credit, net	—	(2,204)
Payments on term loans and other loans	(142)	(1,837)
Acquisition of non-controlling interest	—	(2,820)
Other	94	18

Net cash used in financing activities	(48)	(6,843)

Net decrease in cash and cash equivalents	(3,774)	(31,495)
Effect of exchange rate changes on cash	(938)	(1,379)

Net decrease in cash and cash equivalents	(4,712)	(32,874)
Cash and cash equivalents at beginning of period	75,675	96,740

Cash and cash equivalents at end of period	$70,963	$63,866

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment in accounts payable	$264	$929

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2012 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended June 30, 2013 and 2012 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2013, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

In April 2013, the Company sold its BRC Pakistan subsidiary for a purchase price of approximately $0.2 million. In conjunction with the sale, the Company entered into a distribution agreement with the buyer to continue to provide various fuel system kits and components for a minimum period of two years. The sale of BRC Pakistan does not qualify for a discontinued operations disclosure as the Company expects to continue to have direct cash flows subsequent to the sale resulting from the distribution agreement.

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

In July 2013, the FASB adopted clarifying guidance on the presentation of unrecognized tax benefits when various qualifying tax credits exist. The amendment requires that unrecognized tax benefits be presented on the Consolidated Balance Sheet as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. To the extent that the unrecognized tax benefit exceeds these credits, it shall be presented as a liability. This update is required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the presentation of the Company’s financial position.

3.	Cash and Investments

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of 12 months or less are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. The Company’s marketable securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ equity. The Company determines realized gains and losses on the sale of marketable securities on a specific identification method, and reflects such gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Operations.

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

Cash, cash equivalents, and marketable securities consist of the following (in thousands):

	As of
	June 30, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$56,956	$58,671
Money market funds	14,007	17,004

Total cash and cash equivalents	$70,963	$75,675
Investments:
Available for sale securities:
German Government bonds (1)	12,058	6,627
Trading securities:
Deferred Compensation Plan assets	623	609

Total investments	$12,681	$7,236

Long term investments	$12,681	$7,236

Note (1):	The contractual maturity date is October 10, 2014 for the investments at June 30, 2013, and their amortized cost as of the same date is equal to $12,037 thousands. The contractual maturity date was March 14, 2014 for the investments at December 31, 2012, which were sold on February 8, 2013.

The following table summarizes unrealized gains and losses related to the Company’s investments designated as available-for-sale (in thousands):

	As of June 30, 2013
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$12,626	$21	$—	$(589)	$12,058

Total	$12,626	$21	$—	$(589)	$12,058

	As of December 31, 2012
	Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$6,347	$—	$(9)	$289	$6,627

Total	$6,347	$—	$(9)	$289	$6,627

In the six months ended June 30, 2013, there were realized gains of approximately $0.4 million pertaining to €5.0 million of notional amount of German Government bonds acquired above par at 100.435 in June of 2012 for $6.3 million, with a maturity date of March 14, 2014, and sold before maturity at 100.09 on February 8, 2013 for approximately $6.8 million.

Unrealized gains on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the three and six months ended June 30, 2013 and 2012 were approximately $0.1 million in all periods.

Unrealized losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the three and six months ended June 30, 2013 and 2012 were approximately $0.2 million in all periods.

As of June 30, 2013 and 2012, the Company did not have any investments in available for sale marketable securities that were in an unrealized loss position for a period of 12 months or greater.

At December 31, 2012 and June 30, 2013, restricted cash balance was $0.4 million included in other assets.

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

	As of June 30, 2013	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$14,007	$14,007	$—	$—
Available for sale securities:
German Government bonds	12,058	12,058	—	—
Trading securities:
Deferred Compensation Plan assets	623	—	623	—

Total	$26,688	$26,065	$623	$—

	As of December 31, 2012	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$17,004	$17,004	$—	$—
Available for sale securities:
German Government bonds	6,627	6,627	—	—
Trading securities:
Deferred Compensation Plan assets	609	—	609	—

Total	$24,240	$23,631	$609	$—

5.	Inventories

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

	As of
	June 30, 2013	December 31, 2012
Raw materials and parts	$60,458	$58,215
Work-in-process	2,482	1,185
Finished goods	41,101	39,549
Inventory on consignment	3,832	5,107

Total inventories	$107,873	$104,056

As of June 30, 2013 and December 31, 2012, the amount of inventory on consignment at Rohan BRC, a joint venture 50% owned by the Company and accounted under the equity method, is approximately $3.8 million and $3.3 million, respectively (see Note 14).

6.	Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	June 30, 2013	December 31, 2012
Dies, molds, and patterns	$5,394	$5,492
Machinery and equipment	63,000	62,837
Office furnishings and equipment	18,745	18,418
Automobiles and trucks	4,174	4,053
Leasehold improvements	23,629	23,744

Total equipment and leasehold improvements	114,942	114,544
Less: accumulated depreciation	(59,085)	(55,176)

Equipment and leasehold improvements, net of accumulated depreciation	$55,857	$59,368

Depreciation expense related to equipment and leasehold improvements was $2.6 million and $2.5 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense related to equipment and leasehold improvements was $5.4 million and $5.1 million for the six months ended June 30, 2013 and 2012, respectively.

7.	Goodwill and Intangibles

The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2013 are as follows (in thousands):

	FSS Automotive	FSS Industrial	Total
Goodwill, gross	$50,060	$15,524	$65,584
Accumulated impairment losses	(8,893)	(7,473)	(16,366)

Net balance as of December 31, 2012	$41,167	$8,051	$49,218

Currency translation	(1,166)	(194)	(1,360)

Goodwill, gross	$48,018	$15,578	$63,596
Accumulated impairment losses	(8,017)	(7,721)	(15,738)

Net balance as of June 30, 2013	$40,001	$7,857	$47,858

At June 30, 2013 and December 31, 2012, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of June 30, 2013			As of December 31, 2012
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	6.0	$27,193	$(19,949)	$7,244	$27,661	$(19,585)	$8,076
Customer relationships	11.4	21,157	(17,547)	3,610	21,716	(17,360)	4,356
Trade name	5.4	4,885	(2,597)	2,288	5,019	(2,399)	2,620
Non-compete agreements	0.7	190	(169)	21	1,259	(1,125)	134

Total		$53,425	$(40,262)	$13,163	$55,655	$(40,469)	$15,186

Amortization expense related to existing technology and customer relationships of $0.6 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively, and of $1.2 million and $3.1 million for the six months ended June 30, 2013 and 2012, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.1 million and $0.2 million for three months ended June 30, 2013 and 2012, respectively, and of $0.4 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Six months ending December 31, 2013	$1,376
2014	2,600
2015	2,434
2016	1,955
2017	1,482
2018	1,251
Thereafter	2,065

$13,163

8.	Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. Changes in the Company’s product warranty liability, included within Accrued expenses on the Condensed Consolidated Balance Sheets, during the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$10,297	$11,429	$11,639	$10,425
Additions from acquisitions	—	(323)	—	275
Provisions charged to costs and expenses	1,037	1,046	2,765	1,920
Settlements and other adjustments	(1,519)	(847)	(4,388)	(1,461)
Effect of foreign currency translation	(59)	(364)	(260)	(218)

Balance at end of period	$9,756	$10,941	$9,756	$10,941

9.	Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2013 was 34.5% compared to an effective tax rate of (8.3)% for the three months ended June 30, 2012. The Company’s effective tax rate for the six months ended June 30, 2013 was 61.0% compared to an effective tax rate of 20.9% for the six months ended June 30, 2012.

The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. During the three months ended June 30, 2012, the Company determined that the recoverability of the net deferred tax assets of its Canadian entities was more likely than not. As a result, the Company released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation was based upon the recent history of earnings of the Canadian entities, forecasted future earnings of this group, and a planned merger of the Company’s Canadian operations into a single legal entity, which would allow the netting, for income tax reporting purposes, of income with losses incurred within this group. In addition, in the period ended June 30, 2012, the Company recorded a benefit of approximately $0.4 million related to a change in the Canadian statutory income tax rate, a benefit of approximately $0.4 million related to a beneficial income tax election made with respect to our Italian operations, all offset by approximately $0.9 million for a tax assessment related to the Company’s Italian income tax filings for the 2010 period. The Company continues to believe that the likelihood of recoverability of the net deferred tax assets for the US and certain foreign jurisdictions is less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on the entire deferred tax assets in such loss jurisdictions.

The change in the effective tax rate is primarily a result of the release of the valuation allowance, as well as of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions (“loss jurisdictions”) for which no tax benefit has been recorded. For the three months ended June 30, 2013 and 2012, the Company incurred a pre-tax loss of approximately $0.9 million and $4.4 million, respectively, in the loss jurisdictions. For the six months ended June 30, 2013 and 2012, the Company incurred a pre-tax loss of approximately $4.1 million and $9.3 million, respectively, in the loss jurisdictions. The Company continues to believe that the likelihood of recoverability of the net deferred tax assets in the loss jurisdictions is less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on the entire domestic and certain foreign jurisdictions deferred tax assets.

As of June 30, 2013, the Company had approximately $8.1 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the three and six months ended June 30, 2013. The Company does not expect that the liability for unrecognized tax benefits will change significantly over the next 12 months.

10.	Debt Payable

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of June 30, 2013	June 30, 2013	December 31, 2012
(a) Revolving lines of credit—Italy and Argentina	$11,125	$—	$—
(b) Revolving line of credit—USA	13,000	—	—
(c) Other indebtedness	—	840	1,021

	$24,125	840	1,021
Less: current portion		284	308

Non-current portion		$556	$713

At June 30, 2013, the Company’s weighted average interest rate on outstanding debt was 1.4%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at June 30, 2013. The fair value of the debt obligations approximated the recorded value as of June 30, 2013 and December 31, 2012 and represents a level 3 measurement within the fair value hierarchy (see Note 5).

(a) Revolving Lines of Credit—Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $6.9 million which is unsecured and $1.3 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.2% to 4.2% as of June 30, 2013. At June 30, 2013 and December 31, 2012, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.9 million. These lines are unsecured with no balance outstanding at June 30, 2013 and December 31, 2012. At June 30, 2013, the interest rates for the lines of credit in Argentina ranged from 4.5% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit—USA

As of June 30, 2013, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At June 30, 2013 and December 31, 2012, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At June 30, 2013, the Company was in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving the Company’s foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 1.6%.

11.	Changes and reclassifications in Accumulated Other Comprehensive Income (Loss) by Component

(a)	Changes in Accumulated Other Comprehensive Loss by Component (all amounts are net of tax, except foreign currency items)

	Three Months Ended June 30, 2013 (in thousands)
	Unrealized Gains and (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
Beginning balance, March 31, 2013	(17)	(10,523)	(10,540)
Current period Other Comprehensive Income activity before reclassifications	38	1,288	1,326
Amounts reclassified from Accumulated Other Comprehensive Loss	—	(266)	(266)

Net current-period Other Comprehensive Income	38	1,022	1,060
Ending balance, June 30, 2013	21	(9,501)	(9,480)

	Six Months Ended June 30, 2013 (in thousands)
	Unrealized Gains and (Losses) on Available-for-Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2012	(9)	(2,051)	(2,060)
Current period Other Comprehensive Income (Loss) activity before reclassifications	21	(6,755)	(6,734)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	9	(695)	(686)

Net current-period Other Comprehensive Income (Loss)	30	(7,450)	(7,420)
Ending balance, June 30, 2013	21	(9,501)	(9,480)

(b)	Reclassifications out of Accumulated Other Comprehensive Loss

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	—	9	Other Expense (Income), net
Foreign Currency Items:
—Foreign currency gain on available for sale securities	—	(429)	Other Expense (Income), net
—Foreign currency gain on sales of BRC Pakistan	(266)	(266)	Other Expense (Income), net

Total reclassifications for the period	(266)	(686)

12.	Stock-Based Compensation

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

Stock-based compensation expense for the three and six months ending June 30, 2013 and 2012 was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$8	$5	$17	$5
Research and development expense	7	251	11	502
Selling, general and administrative expense	80	51	146	101

	$95	$307	$174	$608

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits as a result of the net operating loss carry-forward position for United States income tax purposes.

Stock-Based Compensation Activity—Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares. The following table displays stock option activity including the weighted average stock option prices for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	107,050	$13.69	4.8 yrs	$194
Granted	46,890	15.06
Exercised	(13,500)	6.12
Forfeited	(10,000)	15.20

Outstanding at June 30, 2013	130,440	$14.85	6.6 yrs	$396

Vested and exercisable at June 30, 2013	41,550	$13.48	2.7 yrs	$183

The aggregate intrinsic value as of a particular date is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period. During the three months ended June 30, 2013 and 2012, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.5 million and zero, respectively, determined as of the date of option exercise. During the six months ended June 30, 2013 and 2012, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.5 million and $22 thousand, respectively, determined as of the date of option exercise.

As of June 30, 2013, total unrecognized stock-based compensation cost related to unvested stock options was $0.9 million, which is expected to be recognized over a weighted-average period of 4.2 years. As of June 30, 2012, total unrecognized stock-based compensation cost related to unvested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 4.5 years.

Stock-Based Compensation Activity—Restricted Stock

A summary of unvested restricted stock awards as of June 30, 2013 and changes during the six month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	12,550	$15.95
Granted	11,412	15.78
Vested	(11,478)	15.69
Forfeited	—	—

Nonvested at June 30, 2013	12,484	$16.03

As of June 30, 2013, total unrecognized stock-based compensation cost related to unvested restricted stock was $0.2 million, which is expected to be recognized over a weighted-average period of approximately 1.0 year. As of June 30, 2012, total unrecognized stock-based compensation cost related to unvested restricted stock was $0.2 million, which is expected to be recognized over a weighted-average period of approximately 1.2 year.

13.	Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Fuel Systems Solutions, Inc.	$2,580	$7,148	$1,855	$5,946

Denominator:
Denominator for basic earnings per share—weighted average number of shares	20,065,789	20,019,779	20,057,653	20,017,049
Effect of dilutive securities:
Employee stock options	13,024	29,333	12,968	41,173
Unvested restricted stock	50	881	—	1,084

Dilutive potential common shares	20,078,863	20,049,993	20,070,621	20,059,306

Net income per share attributable to Fuel Systems Solutions, Inc.:
Basic	$0.13	$0.36	$0.09	$0.30

Diluted	$0.13	$0.36	$0.09	$0.30

The following table represents the numbers of anti-dilutive instruments excluded from the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Anti-dilutive instruments excluded from computation of diluted net income per share:
Options	58,500	—	58,500	—
Restricted stock	216	432	2,711	432
Shares held in escrow	—	59,471	2,218	59,471

14.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 representing related party transactions with the Company:

	As of
	June 30, 2013	December 31, 2012
Current Receivables with related parties:
Bianco SPA (c)	$191	$416
Ningbo Topclean Mechanical Technology Co. Ltd. (g)	162	105
Others (i)	—	3
Current Receivables with JVs and related partners:
Rohan BRC (d)	—	778
PDVSA Industrial S.A. (e)	3,546	3,903

	$3,899	$5,205

Current Payables with related parties:
Europlast S.r.L. (a)	1,101	1,528
TCN S.r.L. (a)	1,363	1,404
TCN Vd S.r.L. (a)	904	925
A.R.S. Elettromeccanica (f)	449	199
Erretre S.r.L. (b)	45	17
IMCOS Due S.r.L. (h)	31	16
Others (i)	7	11
Current Payable with JVs and related partners:
Rohan BRC (d)	78	—

	$3,978	$4,100

(a)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns, along with his brother, Pier Antonio Costamagna, 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L.
(b)	Erretre S.r.L. is 85% owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.
(c)	Bianco SPA is 100% owned by TCN S.r.L.
(d)	Rohan BRC is a joint venture which MTM owns 50% and is accounted for using the equity method.
(e)	PDVSA Industrial S.A. (“PDVSA”) is a 70% owner of a joint venture, Sistemas De Conversion Del Alba, S.A. (“SICODA”) with the remaining 30% owned by the Company.
(f)	A.R.S. Elettromeccanica is owned by Biemmedue S.r.L., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(g)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L.
(h)	The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., 100% of Biemmedue S.r.L., and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.
(i)	Includes Biemmedue S.r.L. (see note (h) above), MTM Hydro S.r.L (see note (h) above), and Immobiliare IV Marzo (40% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna, and one employee of the Company).

The following table sets forth amounts (services and goods) purchased from and sold to related parties.

	(in thousands) Six Months Ended June 30,
	2013		2012
	Purchases	Sales	Purchases	Sales
Company:
Europlast S.r.L.	$2,218	$12	$2,661	$32
Biemmedue S.p.A.	15	4	27	31
TCN S.r.L	2,009	—	1,935	9
TCN Vd S.r.L	1,806	—	1,867	—
A.R.S. Elettromeccanica	1,096	—	1,059	—
Ningbo Topclean Mechanical Technology	826	—	619	—
Bianco Spa	7	330	79	479
Erretre S.r.L	117	2	100	—
Grosso, de Rienzo, Riscossa e Associati (a)	85	—	234	—
Others	2	1	2	1
JVs and related partners:
Rohan BRC	289	1,749	1	4,925
PDVSA Industrial S.A.	—	3,222	—	2,948

	$8,470	$5,320	$8,584	$8,425

(a)	One director of the Company is a partner of the law firm Grosso, de Rienzo, Riscossa e Associati.

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon appraisals. These lease agreements begin to expire in 2014, with the last agreement ending in 2018. The Company paid IMCOS Due S.r.L. lease payments of $1.0 million for the six months ended June 30, 2013 and 2012. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of $0.2 million for each of the six months ended June 30, 2013 and 2012. The terms of these leases reflect the fair market value of such properties based upon appraisals.

The Company entered into an agreement with PDVSA to develop the basic and detailed engineering, and outfit the facility for the installation of an integrated production plant for natural gas vehicles for SICODA in Venezuela. The Company accounts for this project under the completed contract method. As of June 30, 2013, the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $5.9 million and $5.4 million, respectively. As of December 31, 2012, the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $5.6 million and $2.9 million, respectively. At June 30, 2013 and December 31, 2012, an advance payment from PDVSA of $1.6 million and of $2.5 million, respectively, is included in accrued expenses.

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

During the second quarter of 2012, as a result of not collecting the initial loan, management determined that it is probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement and recorded an allowance for approximately $0.8 million, resulting in a net loan receivable balance of zero. Consequently, as of June 30, 2013 and December 31, 2012, the Company has a net loan receivable balance of $0.0 million.

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

15.	Commitments and Contingencies

(a)	Commitments

On June 18, 2013 the Company entered into a binding expression of interest letter to acquire a company operating in the fleet management sector with the aim of diversifying its existing business.

The Company currently expects the transaction to close in the third quarter of 2013. The price for the acquisition is expected to be approximately $4.6 million (€3.5 million), plus an adjustment for net assets.

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

During the fourth quarter of 2012, the estimated fair value of the MTE contingent consideration liability in connection with the achievement of 2012 and 2013 gross profit targets was reversed, primarily due to a reduction in the probability-weighted estimates based on updated forecast. The reduction in the fair value estimate resulted in a gain of approximately $0.4 million (€0.3 million) for the twelve months ended December 31, 2012, which was recorded in operating expenses in the Consolidated Statement of Operations. Consequently, the balance of the MTE contingent consideration liability as of June 30, 2013 and December 31, 2012 was equal to $0.0 million (€0.0 million) in both periods.

Liability for Contingent Consideration—NaturalDrive

In connection with the NaturalDrive acquisition, which took place on April 18, 2011, the Company could have been required to pay up to $6.75 million in earnout payments upon achievement of business volume and general milestones. The earn-out would have been paid in three equal installments of $1.5 million no later than 90 days after the end of each yearly period ending in March 2012, March 2013, and March 2014 if specified target customer volumes for the year were achieved, and reasonable progress was made on the general milestones.

In April 2013, the Company reached an agreement with the former owners of Natural Drive that released the Company from any obligation associated with the potential earnout. As a result during the three months ended March 31, 2013 the Company reduced the fair value of the contingent consideration to $0.

Consequently, the balance of the NaturalDrive contingent consideration liability as of June 30, 2013 and December 31, 2012 was equal to $0.0 million and $0.4 million, respectively.

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

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2013	2012	2013	2012
FSS Industrial	$33,133	$30,667	$65,079	$64,397
FSS Automotive	77,962	78,284	144,616	141,944

Total	$111,095	$108,951	$209,695	$206,341

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income (Loss):	2013	2012	2013	2012
FSS Industrial	$3,652	$2,258	$6,114	$6,886
FSS Automotive	2,792	5,167	3,054	3,801
Corporate Expenses (1)	(1,623)	(1,195)	(3,210)	(3,415)

Total	$4,821	$6,230	$5,958	$7,272

(1)	Represents corporate expense not allocated to either of the business segments.

	As of
Total Assets:	June 30, 2013	December 31, 2012
FSS Industrial	$133,695	$132,370
FSS Automotive	320,721	318,818
Corporate (1)	190,728	193,677
Eliminations	(221,713)	(225,047)

Total	$423,431	$419,818

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

17.	Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three months ended June 30, 2013, one customer represented 11.5% of consolidated sales and for the six months ended June 30, 2013, no customers represented more than 10.0% of consolidated sales. For the three and six months ended June 30, 2012, no customers represented more than 10.0% of consolidated sales.

Accounts Receivable

At June 30, 2013, one customer represented 11.3% of consolidated accounts receivable. At December 31, 2012, one customer represented 10.8% of consolidated accounts receivable.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, the unpredictable nature of the developing alternative fuel US automotive market, customer dissatisfaction with our products or services, the inability to deliver our products on schedule, a further slowing of economic activity, potential changes in tax policies and government incentives and their effect on the economic benefits of our products to consumers, the continued weakness in financial and credit markets, the growth of non-gaseous alternative fuel products and other new technologies, the price differential between alternative gaseous fuels and gasoline, and the repeal or implementation of government regulations relating to reducing vehicle emissions, economic uncertainties caused by political instability in certain of the markets we do business in, our ability to realign costs with current market conditions, as well as the risks and uncertainties included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and our other periodic reports filed with the SEC. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Overview

We design, manufacture and supply alternative fuel components and systems for use in the transportation and industrial markets on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For over 50 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of distributors and dealers in more than 60 countries and numerous original equipment manufacturers, or OEMs.

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

Our U.S. automotive business has the capabilities necessary to be a leader in this market. We believe Fuel Systems is positioned to compete in the dedicated and dual-fuel natural gas vehicle (NGV) OEM market emerging in the United States. We maintain certain key technology and industry relationships to further our North American OEM and fleet market strategy. Our vehicle modification and systems integration capabilities for a variety of alternative fuel applications, CNG, propane and dual-fuel diesel present us with a unique advantage in the market. While we have limited visibility with respect to the evolving US automotive market, we continue to believe fleet vehicles may offer attractive opportunities for our gaseous fuel solutions in the U.S. We now have a full suite of automotive capabilities in this market, including a CARB certified, dedicated systems product line and in-house OEM systems engineering platform, enhancing our ability to leverage our existing relationships with fleet customers and other manufacturers as they roll out CNG and LPG versions of key fleet vehicles.

For the three months ended June 30, 2013 revenue increased approximately $2.1 million or 2.0%, operating income decreased approximately $1.4 million, and diluted EPS decreased by $0.23 compared to the prior year’s period. These results were driven primarily by an increase in demand for our industrial products in the US and Canada, as well as by strong sales in our US Automotive operations, which were partially offset by a lower demand for automotive products in most geographic areas, but especially in Italy. We expect this trend to continue in the near future as the European automotive market is going through an approximately 20-year low in demand. This change in the product/geographic mix negatively impacted our gross margin. While we reduced our operating expenses compared to the prior year’s period, our operating income was negatively affected by the sales/geographic mix. The aforementioned conditions, as well as the recognition of a tax benefit related to the release of a valuation allowance of $5.0 million in the prior year, impacted our diluted EPS compared to the prior year’s three months period.

For the six months ended June 30, 2013 revenue increased approximately $3.4 million or 1.6%, operating income decreased approximately $1.3 million and diluted EPS decreased by $0.21 compared to the prior year’s period. These results were driven primarily by an increase in demand for our industrial products in the US, as well as by strong sales in our US Automotive operations, which were partially offset by a lower demand for automotive products in most geographic areas, but especially in Italy. While we reduced our operating expenses, this change in the product/geographic mix resulted in a decrease in our gross margin, which impacted negatively our operating income. We expect this trend to continue in the near term as demand in the European automotive market is at an approximately 20-year low. The aforementioned conditions, as well as the recognition of a tax benefit related to the release of a valuation allowance of $5.0 million in the prior year, impacted our diluted EPS compared to the prior year’s six months period.

Net Cash provided by operations was $3.9 million and $5.9 million for the three and six months ended June 30, 2013, respectively. Our net cash position of $82.6 million, including marketable securities and debt (excluding Deferred Compensation Plan assets), provides us with the adequate capital for working capital and general corporate purposes, which may include expansion of our business, and financing of future acquisitions of companies or assets.

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

Results of Operations

FSS Automotive consists of our passenger and light duty commercial transportation (automotive OEM and aftermarket) and transportation infrastructure operations (compressors). FSS Industrial consists of our industrial mobile and stationary equipment and auxiliary power unit (APU), and the heavy duty commercial transportation operations.

Results of Operations—Three Months Ended June 30, 2013

(Amounts in tables in thousands, except percentages)

REVENUES

	Three Months Ended June 30,		Change	Percent Change
	2013	2012
FSS Industrial	$33,133	$30,667	$2,466	8.0%
FSS Automotive	77,962	78,284	(322)	(0.4%)

Total Revenues	$111,095	$108,951	$2,144	2.0%

FSS Industrial. The increase in revenue is primarily due to an increase in demand for our products in the North American markets of approximately $3.2 million. This increase was partially offset by a decrease in the heavy duty business in Asia of approximately $0.8 million due primarily to the timing of orders from our main customer. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $0.6 million for the three months ended June 30, 2013.

FSS Automotive. The decrease in revenue was primarily due to a decline in the aftermarket business of approximately $10.1 million in most geographic areas but especially in Italy, as well as a decrease in the sale of OEM kits of approximately $1.0 million. These decreases were primarily offset by a strong demand, mostly in the US, for DOEM conversions of approximately $9.3 million, as well as increases in sales of compressors of $1.5 million. We expect this trend in the sale mix to persist in the coming months as the European market continues to be negatively impacted by the overall economic climate. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $0.6 million.

COST OF REVENUE

	Three Months Ended June 30,		Change	Percent Change
	2013	2012
FSS Industrial	$24,341	$23,223	$1,118	4.8%
FSS Automotive	60,935	56,621	4,314	7.6%

Total Cost of Revenues	$85,276	$79,844	$5,432	6.8%

FSS Industrial. The increase in cost of revenue primarily relates to the increase in material costs associated with higher volumes. Gross margin for the three months ended June 30, 2013 benefited from the above-mentioned shift in product mix compared to the prior year’s period.

FSS Automotive. The increase primarily relates to an increase in material costs of approximately $3.9 million, as well as an increase in compensation and related costs and outside service expenses of approximately $1.0 million, associated with the increase in DOEM volumes in the US and compressor volumes (which both have lower margins). These increases were partially offset by lower amortization expense of approximately $0.7 million from the write-off of intangible assets in the fourth quarter of 2012. The above-mentioned shift in product and geographic mix contributed to the pressure on gross margin compared to the prior year’s period.

RESEARCH & DEVELOPMENT

	Three Months Ended June 30,		Change	Percent Change
	2013	2012
FSS Industrial	$1,815	$1,629	$186	11.4%
FSS Automotive	5,453	6,634	(1,181)	(17.8%)

Total Research and Development	$7,268	$8,263	$(995)	(12.0%)

FSS Industrial. The increase primarily relates to higher compensation and related expenses and higher project related costs, mainly due to an increase in headcount as we continue to invest in our existing industrial products, as well as look to expand our current offering with new solutions.

FSS Automotive. The decrease relates to lower compensation and related expenses, as well as lower supply and outside service costs primarily associated with the initial development of an OEM bi-fuel vehicle program in the US, which was completed in late 2012. We are attempting to manage costs as we continue to develop various projects, including OEM quality system solutions, as well as expansion of current products.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended June 30,		Change	Percent Change
	2013	2012
FSS Industrial	$3,325	$3,557	$(232)	(6.5%)
FSS Automotive	8,782	9,862	(1,080)	(11.0%)
Corporate	1,623	1,195	428	35.8%

Total Selling, General & Administrative	$13,730	$14,614	$(884)	(6.0%)

FSS Industrial. The decrease is mostly due to a severance charge in the US in the prior year of approximately $0.2 million, as well as lower outside services expenses in the current period.

FSS Automotive. The decrease mostly relates to savings in compensation and related expenses and advertising costs of approximately $0.8 million, resulting from reorganization of activities for the US automotive business, and to a prior year allowance for uncollectible loan receivables to a related party of $0.8 million. These decreases were partially offset by higher outside services expenses of approximately $0.7 million.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses increased mostly due to higher compensation costs for an increased headcount, as well as higher outside services.

OPERATING INCOME/(LOSS)

	Three Months Ended June 30,		Change	Percent Change
	2013	2012
FSS Industrial	$3,652	$2,258	$1,394	61.7%
FSS Automotive	2,792	5,167	(2,375)	(46.0%)
Corporate Expenses (1)	(1,623)	(1,195)	(428)	(35.8%)

Total Operating Income	$4,821	$6,230	$(1,409)	(22.6%)

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the three months ended June 30, 2013 decreased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended June 30, 2013 we recognized approximately $1.1 million in losses on foreign exchange, primarily due to the strengthening of the US dollar against the Canadian and Australian dollars, compared to $0.4 million in gain on foreign exchange for the three months ended June 30, 2012. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes.

Income tax expense for the three months ended June 30, 2013 and 2012 was approximately $1.4 million, representing an effective tax rate of 34.5%, compared with income tax benefit for the three months ended June 30, 2012 of $0.6 million, representing an effective tax rate of (8.3)%. During the three months ended June 30, 2012, we determined that the recoverability of the net deferred tax assets of our Canadian entities was more likely than not. As a result, we released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation allowance was based upon the recent history of earnings of our Canadian entities, forecasted future earnings of this group, and a planned merger of our Canadian operations into a single legal entity, which will allow the netting, for income tax reporting purposes, of income with losses incurred within this group. In addition, in the three months period ended June 30, 2012, we recorded a benefit of approximately $0.4 million related to a change in the Canadian statutory income tax rate, a benefit of approximately $0.4 million related to a beneficial income tax election made with respect to our Italian operations, which were all offset by approximately $0.9 million for a tax assessment related to our Italian income tax filings for the 2010 period. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the three months ended June 30, 2013 and 2012, we incurred a pre-tax loss of approximately $0.9 million and $4.4 million, respectively, in the loss jurisdictions. Accordingly, for the three months ended June 30, 2013, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the release of the valuation allowance, as well as of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded.

Results of Operations—Six Months Ended June 30, 2013

(Amounts in tables in thousands, except percentages)

REVENUES

	Six Months Ended June 30,		Change	Percent Change
	2013	2012
FSS Industrial	$65,079	$64,397	$682	1.1%
FSS Automotive	144,616	141,944	2,672	1.9%

Total Revenues	$209,695	$206,341	$3,354	1.6%

FSS Industrial. The increase in revenue is primarily due to an increase in demand for our kits and engines in the North American markets of approximately $3.1 million, which was partially offset by a decrease in the heavy duty business in Asia of approximately $2.5 million due primarily to the timing of orders from our main customer. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $1.2 million for the six months ended June 30, 2013.

FSS Automotive. The increase in revenue was primarily due to increased DOEM sales of approximately $20.8 million, of which $12.0 million relates to the US market, as well as increased sales of OEM kits and compressors of approximately $2.5 million and $2.1 million, respectively. These increases were partially offset by lower aftermarket sales of approximately $22.3 million in most geographic areas, but especially in Italy. We expect this trend in the sale mix to continue in the coming months as the European market continues to be negatively impacted by the overall economic climate. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted revenues by approximately $0.2 million for the six months ended June 30, 2013.

COST OF REVENUE

	Six Months Ended June 30,		Change	Percent Change
	2013	2012
FSS Industrial	$48,508	$47,460	$1,048	2.2%
FSS Automotive	113,750	107,212	6,538	6.1%

Total Cost of Revenues	$162,258	$154,672	$7,586	4.9%

FSS Industrial. The increase in cost of revenue primarily relates to the increase in material costs associated with higher volumes of $1.0 million and higher outside service and other expenses of $0.6 million, which were offset by lower warranty costs of approximately $0.5 million. The changes in sales mix over the six month period ended June 30, 2013 negatively impacted our gross margin for FSS Industrial compared to the prior year’s period. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which had a positive impact on cost of revenue of approximately $1.0 million for the six months ended June 30, 2013.

FSS Automotive. The increase primarily relates to material costs of approximately $4.6 million, as well as an increase in compensation and related costs and outside service expenses of approximately $3.4 million, associated with the increase in DOEM volumes in the US and compressor volumes (which both have lower margins). These increases were partially offset by lower amortization expense of approximately $1.7 million from the write-off of intangible assets in the fourth quarter of 2012. The above-mentioned shift in product and geographic mix contributed to the pressure on gross margin compared to the prior year’s period.

RESEARCH & DEVELOPMENT

	Six Months Ended June 30,		Change	Percent Change
	2013	2012
FSS Industrial	$3,646	$3,195	$451	14.1%
FSS Automotive	10,147	11,968	(1,821)	(15.2%)

Total Research and Development	$13,793	$15,163	$(1,370)	(9.0%)

FSS Industrial. The increase primarily relates to higher compensation and related expenses and higher project related costs, mainly due to an increase in headcount as we continue to invest in our existing products, as well as look to expand our current offering.

FSS Automotive. The decrease relates to lower compensation and related expenses, as well as lower supply and outside services expenses, primarily associated with the initial development of an OEM bi-fuel vehicle program in the US, which was completed in late 2012. We are attempting to manage costs as we continue to develop various projects, including OEM quality system solutions, as well as expansion of current products.

SELLING, GENERAL & ADMINISTRATIVE

	Six Months Ended June 30,		Change	Percent Change
	2013	2012
FSS Industrial	$6,811	$6,856	$(45)	(0.7%)
FSS Automotive	17,665	18,963	(1,298)	(6.8%)
Corporate	3,210	3,415	(205)	(6.0%)

Total Selling, General & Administrative	$27,686	$29,234	$(1,548)	(5.3%)

FSS Industrial. Although overall costs remained relatively flat, we incurred lower outside services costs and a prior year severance charge in the US of approximately $0.2 million, which were partially offset by higher compensation and travel expenses.

FSS Automotive. The decrease relates to lower compensation and related expenses and advertising costs, resulting from reorganization of activities at the US automotive business, of approximately $1.0 million, the reversal of contingent consideration of approximately $0.4 million, and a prior year allowance for uncollectible loan receivables to a related party of $0.8 million. These decreases were all partially offset by higher outside services expenses.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses decreased mostly due to higher outside services expenses incurred in the prior year to evaluate other alternative energy technologies, which were partially offset by higher compensation and related expenses for increased headcount in the six months ended June 30, 2013.

OPERATING INCOME/(LOSS)

	Six Months Ended June 30,		Change	Percent Change
	2013	2012
FSS Industrial	$6,114	$6,886	$(772)	(11.2%)
FSS Automotive	3,054	3,801	(747)	(19.7%)
Corporate Expenses (1)	(3,210)	(3,415)	205	6.0%

Total Operating Income	$5,958	$7,272	$(1,314)	(18.1%)

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the six months ended June 30, 2013 decreased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the six months ended June 30, 2013 we recognized approximately $1.5 million in losses on foreign exchange, primarily due to the strengthening of the US dollar against the Canadian Dollar, the Venezuelan Bolivar, and the Australian Dollar, compared to $0.1 million in gain on foreign exchange for the six months ended June 30, 2012. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes.

Income tax expense for the six months ended June 30, 2013 and 2012 was approximately $2.9 million and $1.6 million, representing an effective tax rate of 61.0% and 20.9%, respectively. In addition, during the six months ended June 30, 2012, we determined that the recoverability of the net deferred tax assets in our Canadian entities was more likely than not. As a result, we released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation allowance was based upon the recent history of earnings of our Canadian entities, forecasted future earnings of this group, and a planned merger of our Canadian operations into a single legal entity, which will allow the netting, for income tax reporting purposes, of income with losses incurred within this group. In addition, in the six month period ended June 30, 2012, we recorded a benefit of approximately $0.4 million related to a change in the Canadian statutory income tax rate, a benefit of approximately $0.4 million related to a beneficial income tax election made with respect to our Italian operations, which were all offset by approximately $0.9 million for a tax assessment related to our Italian income tax filings for the 2010 period. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the six months ended June 30, 2013 and 2012, we incurred a pre-tax loss of approximately $4.1 million and $9.3 million, respectively, in the loss jurisdictions. Accordingly, for the six months ended June 30, 2013, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the release of the valuation allowance, as well as of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded.

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

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. In February 2012, our FSS Automotive segment purchased approximately $12.0 million of prime-rated German government bonds with a maturity date of December 14, 2012, which were redeemed at the indicated maturity date. In June 2012, our FSS Automotive segment purchased approximately an additional $6.3 million of prime-rated German government bonds with a maturity date of March 14, 2014, which were subsequently sold before maturity on February 8, 2013 for approximately $6.8 million. The related proceeds, as well as additional cash, were reinvested into a new purchase of prime-rated German government bonds for approximately $12.6 million, with a maturity date of October 10, 2014. These investments were placed in the available for sale category. As of June 30, 2013 we had approximately $66.2 million of cash and marketable securities held in accounts outside the U.S., primarily in Europe. Although we currently do not intend nor foresee a need to repatriate these funds, residual US taxes have been accrued on approximately $30.0 million of earnings not considered to be indefinitely reinvested from our international subsidiaries. We expect existing cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months.

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses, we could elect to repatriate future earnings from foreign jurisdictions. This could result in higher effective tax rates since the foreign jurisdiction may impose a tax on the distribution. We have the ability to borrow funds domestically at reasonable interest rates. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for additional information that could impact our liquidity and capital resources.

Our ratio of current assets to current liabilities was approximately 3:1 at both June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, our total working capital decreased by $4.3 million, to $186.5 million from $190.8 million at December 31, 2012. This decrease is primarily due to the following: (1) an increase of $10.0 million in accounts payable, mostly due to timing of payments; (2) a decrease of $4.7 million in cash, mainly attributable to new investments in German government bonds; (3) an increase of $1.3 million in income tax payables; (4) a decrease of $1.3 million in related party receivables; which all were partially offset by: (a) an increase of $4.5 million in accounts receivables, attributable to our FSS Industrial operations, (b) an increase of $3.8 million in inventory, primarily at our FSS Automotive operations, (c) an increase of $2.4 million in other current assets, mainly pertaining to increase in VAT receivable at our FSS Automotive division, and (d) a decrease of $1.6 million in accrued expenses, primarily attributable to lower warranty accruals at our FSS Industrial operations.

The following table provides a summary of our operating, investing and financing activities as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$5,946	$3,454
Investing activities	(9,672)	(28,106)
Financing activities	(48)	(6,843)
Effect on cash of changes in exchange rates	(938)	(1,379)

Net (decrease) in cash and cash equivalents	$(4,712)	$(32,874)

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

2013 compared to 2012. In 2013, our net cash flow provided by operating activities was $5.9 million, an increase of $2.5 million from the net cash flow provided by operating activities in the six months ended June 30, 2012. This increase was primarily driven by the increase in accounts payable (due to timing of payments), as well as by a decrease in the growth rate of accounts receivable (primarily in relation with the change in sales mix), which were partially offset by decreases in operating cash flows primarily associated with other current assets (primarily in relation to higher VAT receivables in 2013).

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of investments in available for sale German government bonds, property, plant and equipment (“PP&E”) expenditures, as well as acquisitions.

In 2013, our PP&E additions were approximately $4.0 million. In February 2013, we sold our investment in prime-rated German government bonds acquired in June 2012 for approximately $6.8 million. In February 2013, we also purchased prime-rated German government bonds for which we paid approximately $12.6 million.

In 2012, our PP&E expenditures totaled approximately $7.1 million, of which approximately $5.4 million related to our FSS Automotive operations, primarily for leasehold improvements and acquisitions of machinery and equipment. In addition, we paid approximately $5.7 million for the Cubogas Natural Gas Compressor Systems acquisition and purchased prime-rated Germany government bonds for approximately $18.3 million.

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

Credit Agreements

At June 30, 2013, our weighted average interest rate on outstanding debt was 1.4%. We are party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at June 30, 2013. The fair value of the debt obligations approximated the recorded value as of June 30, 2013 and December 31, 2012.

(a) Revolving Lines of Credit—Italy and Argentina

We maintain various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $6.9 million which is unsecured and $1.3 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.2% to 4.2% as of June 30, 2013. At June 30, 2013 and December 31, 2012, there was no balance outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.9 million. These lines are unsecured with no balance outstanding at June 30, 2013 and December 31, 2012. At June 30, 2013, the interest rates for the lines of credit in Argentina ranged from 4.5% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit—USA

As of June 30, 2013, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At June 30, 2013 and December 31, 2012, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At our option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At June 30, 2013, we were in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 1.6%.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update that requires that an entity report where the effect of significant reclassifications out of accumulated other comprehensive income are reported on the consolidated statement of operations. This amendment is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial positions, results of operations or cash flows.

In February 2013, the FASB issued a new accounting standard update that provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update’s scope that exist at the beginning of an entity’s fiscal year of adoption. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In March 2013, the FASB issued a new accounting standard update that requires the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business. The amendments in this update are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In July 2013, the FASB adopted clarifying guidance on the presentation of unrecognized tax benefits when various qualifying tax credits exist. The amendment requires that unrecognized tax benefits be presented on the Consolidated Balance Sheet as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. To the extent that the unrecognized tax benefit exceeds these credits, it shall be presented as a liability. This update is required to be adopted for all annual periods and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the presentation of our financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Management. We operate on a global basis and are exposed to currency fluctuations related to the manufacture, assemble and sale of our products in currencies other than the U.S. Dollar. The major foreign currencies involve the markets in the European Union, Argentina, Canada and Australia. Movements in currency exchange rates may affect the translated value of our earnings and cash flow associated with our foreign operations as well as the translation of the net asset or liability positions that are denominated in foreign currencies. In addition, we are exposed to significant volatility from countries that could devalue their currencies, such as Argentina. In countries outside of the United States, we generally generate revenues and incur operating expenses denominated in local currencies. These revenue and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. We monitor this risk and attempt to minimize the exposure to our net results through the management of cash disbursements in local currencies.

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three and six months ended June 30, 2013 by approximately $0.1 million. We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries when necessary. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

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

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, we did not sell any equity securities not registered under the Securities Act of 1933, as amended.

The following table provides information on purchases of our common shares outstanding made by us during the three months ended June 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2013	—	$—	n/a	n/a
May 1–31, 2013	—	—	n/a	n/a
June 1–30, 2013	—	—	n/a	n/a

Total	—	—	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as exhibits to this Quarterly Report:

3.1	Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

FUEL SYSTEMS SOLUTIONS, INC.

Date: August 8, 2013	By:	/s/ PIETRO BERSANI
Pietro Bersani
Chief Financial Officer