Form 10-Q
period 2013-09-30
Fuel Systems Solutions, Inc.
filed 2013-11-07
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2013:

20,095,366 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$74,100	$75,675
Accounts receivable, less allowance for doubtful accounts of $4,651 and $4,349 at September 30, 2013 and December 31, 2012, respectively	65,634	75,191
Inventories	105,987	104,056
Deferred tax assets, net	8,905	7,999
Other current assets	17,919	14,815
Related party receivables	4,654	5,205
Total current assets	277,199	282,941
Equipment and leasehold improvements, net	56,671	59,368
Goodwill, net	48,926	49,218
Deferred tax assets, net	4,670	5,008
Intangible assets, net	12,643	15,186
Other assets	1,248	861
Long-term investments	13,124	7,236
Total Assets	$414,481	$419,818
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,338	$42,483
Accrued expenses	42,346	42,156
Income taxes payable	274	2,804
Current portion of term loans and debt	230	308
Deferred tax liabilities, net	173	305
Related party payables	2,238	4,100
Total current liabilities	83,599	92,156
Term and other loans	291	713
Other liabilities	8,127	8,354
Deferred tax liabilities	1,498	1,548
Total Liabilities	93,515	102,771
Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at September 30, 2013 and December 31, 2012	0	0
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,103,365 issued and 20,095,366 outstanding at September 30, 2013; and 20,061,887 issued and 20,039,020 outstanding at December 31, 2012	20	20
Additional paid-in capital	320,259	319,667
Shares held in treasury, 7,999 shares at September 30, 2013 and December 31, 2012	(294)	(305)
Retained earnings (accumulated deficit)	2,612	(275)
Accumulated other comprehensive loss	(1,815)	(2,060)
Total Fuel Systems Solutions, Inc. Equity	320,782	317,047
Non-controlling interests	184	0
Total Equity	320,966	317,047
Total Liabilities and Equity	$414,481	$419,818

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$97,573	$89,561	$307,268	$295,902
Cost of revenue	75,506	70,728	237,764	225,400
Gross profit	22,067	18,833	69,504	70,502
Operating expenses:
Research and development expense	6,889	6,772	20,682	21,935
Selling, general and administrative expense	13,554	11,842	41,240	41,076
Total operating expenses	20,443	18,614	61,922	63,011
Operating income	1,624	219	7,582	7,491
Other income (expense), net	346	863	(898)	1,013
Interest (expense) income, net	(7)	109	36	200
Income from operations before income taxes and non-controlling interests	1,963	1,191	6,720	8,704
Income tax expense	(918)	(1,809)	(3,820)	(3,376)
Net income (loss)	1,045	(618)	2,900	5,328
Less: Net income attributable to non-controlling interests	(13)	0	(13)	0
Net income (loss) attributable to Fuel Systems Solutions, Inc.	1,032	(618)	2,887	5,328
Net income (loss) per share attributable to Fuel Systems Solutions, Inc.:
Basic	$0.05	$(0.03)	$0.14	$0.27
Diluted	$0.05	$(0.03)	$0.14	$0.27
Number of shares used in per share calculation:
Basic	20,082,143	20,023,509	20,065,906	20,019,218
Diluted	20,113,272	20,023,509	20,083,852	20,056,224

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands); (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$1,045	$(618)	$2,900	$5,328
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,025	4,412	719	(2,958)
Unrealized gain (loss) on investments arising during period	22	(20)	43	(77)
Foreign currency unrealized gain on investments during period	608	0	159	0
Net realized gain reclassified during period (1)	0	0	(686)	0
Other comprehensive income (loss), net of tax	7,655	4,392	235	(3,035)
Less comprehensive income attributable to non-controlling interests	3	0	3	0
Total other comprehensive income (loss) attributable to Fuel Systems Solutions, Inc., net of tax	7,652	4,392	232	(3,035)
Comprehensive income attributable to Fuel Systems Solutions, Inc.	$8,697	$3,774	$3,132	$2,293

(1) See Note 12

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands); (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,900	$5,328
Less: Net income attributable to the non-controlling interest	(13)	0
Net income attributable to Fuel Systems Solutions, Inc.	2,887	5,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	8,105	7,830
Amortization of intangibles arising from acquisitions	2,233	5,042
Provision for doubtful accounts	634	483
Provision for related party loan receivable	0	828
Write down of inventory	2,093	2,078
Loss on acquisition	1,687	0
Other non-cash items	(234)	0
Deferred income taxes	(890)	(6,749)
Unrealized loss (gain) on foreign exchange transactions	2,010	(258)
Compensation expense related to equity awards	277	936
(Gain) Loss on disposal of equipment and other assets	(359)	726
Reduction of contingent consideration	(406)	0
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	9,690	(9,761)
Increase in inventories	(6,178)	(11,614)
(Increase) decrease in other current assets	(2,664)	2,652
(Increase) decrease in other assets	(599)	160
Decrease in accounts payable	(3,813)	(8,458)
(Decrease) increase in income taxes payable	(2,499)	957
Increase in accrued expenses	182	9,037
Decrease in long-term liabilities	(305)	(115)
Receivables from/payables to related party, net	(2,006)	3,300
Net cash provided by operating activities	9,845	2,402
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(5,816)	(11,295)
Purchase of investments	(12,626)	(18,277)
Sale of investments	6,753	0
Acquisition, net of cash acquired	(841)	(5,700)
Amount in restricted cash for acquisition of non-controlling interest	0	2,820
Other	226	253
Net cash used in investing activities	(12,304)	(32,199)
Cash flows from financing activities:
Decrease in callable revolving lines of credit, net	0	(2,438)
Payments on term loans and other loans	(485)	(6,867)
Acquisition of non-controlling interest	0	(2,820)
Other	327	18
Net cash used in financing activities	(158)	(12,107)
Net decrease in cash and cash equivalents	(2,617)	(41,904)
Effect of exchange rate changes on cash	1,042	(201)
Net decrease in cash and cash equivalents	(1,575)	(42,105)
Cash and cash equivalents at beginning of period	75,675	96,740
Cash and cash equivalents at end of period	$74,100	$54,635
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment in accounts payable	$109	$347

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2012 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended September 30, 2013 and 2012 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2013, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

3. Acquisitions

Acquisition of additional equity interest in Rohan BRC

On September 13, 2013, the Company, through its wholly owned subsidiary MTM S.r.l. (“MTM”), acquired an additional 44.89% equity interest in Rohan BRC Gas Equipment Private Limited (“Rohan BRC”), an Indian company that assembles, sells and services Liquefied Petroleum Gas (“LPG”) and Compressed Natural Gas (“CNG”) equipment for automotive or other use, for both Original Equipment Manufacturers (“OEM”) and retrofit markets. The aggregate purchase price for the acquisition of the additional ownership interest in Rohan BRC totaled approximately $1.2 million (€0.9 million), net of cash acquired of $0.1 million (€0.1 million), of which $0.8 million (€0.6 million) was paid at closing, with the remainder to be placed in escrow and to be settled within two years from the acquisition date.

The Company previously owned an equity interest of 50.01% in Rohan BRC and accounted for it under the equity method due to a lack of control on its board of directors and on the majority of its operations. Consequently, the acquisition of the additional 44.89% qualified as a step-acquisition. In accordance with the step-acquisition authoritative guidance, the previously held equity interest in Rohan BRC, including inventory on consignment, was re-measured at fair value on the date of acquisition resulting in a fair value of $2.0 million (€1.5 million), and then the total consideration paid for the additional equity interest acquired was compared to its fair value on the date of acquisition. The re-measurement resulted in a loss of $1.7 million (€1.3 million), recorded in cost of revenue for the three months ended September 30, 2013.

The results of operations of Rohan BRC have been included in the accompanying consolidated statements of operations from the date of acquisition within the FSS Automotive operating segment.

The Company has determined that the acquisition of the additional 44.89% equity interest in Rohan BRC was a non-material business combination. As such, pro forma disclosures are immaterial and are not presented within this filing.

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

Cash, cash equivalents, and marketable securities consist of the following (in thousands):

	As of
	September 30, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$62,819	$58,671
Money market funds	11,281	17,004
Total cash and cash equivalents	$74,100	$75,675
Investments:
Available for sale securities:
German Government bonds (1)	12,466	6,627
Trading securities:
Deferred Compensation Plan assets	658	609
Total investments	$13,124	$7,236
Long term investments	$13,124	$7,236

Note (1): The contractual maturity date is October 10, 2014 for the investments at September 30, 2013. The contractual maturity date was March 14, 2014 for the investments at December 31, 2012, which were sold on February 8, 2013.

The following table summarizes unrealized gains and losses related to the Company’s investments designated as available-for-sale (in thousands):

	As of September 30, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$12,404	$43	$0	$19	$12,466
Total	$12,404	$43	$0	$19	$12,466

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$6,347	$0	$(9)	$289	$6,627
Total	$6,347	$0	$(9)	$289	$6,627

During the nine months ended September 30, 2013, there were realized gains of approximately $0.4 million pertaining to €5.0 million of notional amount of German Government bonds acquired above par at 100.435 in June of 2012 for $6.3 million, with a maturity date of March 14, 2014, and sold before maturity at 100.09 on February 8, 2013 for approximately $6.8 million.

Unrealized gains and losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the three and nine months ended September 30, 2013 were less than $0.1 million in all periods.

Unrealized gains and losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the three and nine months ended September 30, 2012 were approximately $0.3 million and $ 0.2 million, respectively.

As of September 30, 2013 and 2012, the Company did not have any investments in available for sale marketable securities that were in an unrealized loss position for a period of 12 months or greater.

At September 30, 2013 and December 31, 2012, restricted cash balance was $0.4 million included in other assets.

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

	As of September 30, 2013	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$11,281	$11,281	$0	$0
Available for sale securities:
German Government bonds	12,466	12,466	0	0
Trading securities:
Deferred Compensation Plan assets	658	0	658	0
Total	$24,405	$23,747	$658	$0

	As of December 31, 2012	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$17,004	$17,004	$0	$0
Available for sale securities:
German Government bonds	6,627	6,627	0	0
Trading securities:
Deferred Compensation Plan assets	609	0	609	0
Total	$24,240	$23,631	$609	$0

6. Inventories

Inventories, consisting of raw materials and parts, work-in-process, and finished goods are stated at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

Inventories are comprised of the following (in thousands):

	As of
	September 30, 2013	December 31, 2012
Raw materials and parts	$63,607	$58,215
Work-in-process	2,044	2,931
Finished goods	40,273	39,549
Inventory on consignment	63	3,361
Total inventories	$105,987	$104,056

In September 2013, the Company acquired additional 44.89% equity interest in Rohan BRC, therefore the amount of inventory on consignment previously held at Rohan BRC is included in the inventory balance (see Note 3).  As of December 31, 2012, the amount of inventory on consignment at Rohan BRC, a joint venture 50.01% owned by the Company and previously accounted for under the equity method, was approximately $3.3 million (see Note 15).

7. Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	September 30, 2013	December 31, 2012
Dies, molds, and patterns	$5,555	$5,492
Machinery and equipment	65,202	62,837
Office furnishings and equipment	19,876	18,418
Automobiles and trucks	4,506	4,053
Leasehold improvements	24,584	23,744
Total equipment and leasehold improvements	119,723	114,544
Less: accumulated depreciation	(63,052)	(55,176)
Equipment and leasehold improvements, net of accumulated depreciation	$56,671	$59,368

Depreciation expense related to equipment and leasehold improvements was $2.7 million for the three months ended September 30, 2013 and 2012. Depreciation expense related to equipment and leasehold improvements was $8.1 million and $7.8 million for the nine months ended September 30, 2013 and 2012, respectively.

8. Goodwill and Intangibles

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2013 are as follows (in thousands):

	FSS Automotive	FSS Industrial	Total
Goodwill, gross	$50,060	$15,524	$65,584
Accumulated impairment losses	(8,893)	(7,473)	(16,366)
Net balance as of December 31, 2012	$41,167	$8,051	$49,218
Currency translation	(204)	(87)	(291)
Goodwill, gross	$49,939	$15,602	$65,541
Accumulated impairment losses	(8,977)	(7,638)	(16,615)
Net balance as of September 30, 2013	$40,962	$7,964	$48,926

At September 30, 2013 and December 31, 2012, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of September 30, 2013			As of December 31, 2012
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	5.8	$27,688	$(20,709)	$6,979	$27,661	$(19,585)	$8,076
Customer relationships	11.4	21,295	(17,843)	3,452	21,716	(17,360)	4,356
Trade name	5.1	5,003	(2,801)	2,202	5,019	(2,399)	2,620
Non-compete agreements	0.5	177	(167)	10	1,259	(1,125)	134
Total		$54,163	$(41,520)	$12,643	$55,655	$(40,469)	$15,186

Amortization expense related to existing technology and customer relationships of $0.6 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, and of $1.7 million and $4.5 million for the nine months ended September 30, 2013 and 2012, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.1 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and of $0.5 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Three months ending December 31, 2013	$688
2014	2,623
2015	2,456
2016	1,987
2017	1,502
2018	1,269
Thereafter	2,118
$12,643

9. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

Changes in the Company’s product warranty liability, included within Accrued expenses on the Condensed Consolidated Balance Sheets, during the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$9,756	$10,941	$11,639	$10,425
Additions from acquisitions	0	0	0	275
Provisions charged to costs and expenses	202	1,687	2,967	3,607
Settlements	(854)	(1,079)	(3,861)	(1,729)
Adjustments to pre-existing warranties	(102)	(250)	(1,483)	(1,061)
Effect of foreign currency translation	195	277	(65)	59
Balance at end of period	$9,197	$11,576	$9,197	$11,576

10. Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2013 was 46.8% compared to an effective tax rate of 151.9% for the three months ended September 30, 2012. The Company’s effective tax rate for the nine months ended September 30, 2013 was 56.8% compared to an effective tax rate of 38.8% for the nine months ended September 30, 2012.

The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. During the nine months ended September 30, 2012, the Company determined that the recoverability of the net deferred tax assets of its Canadian entities was more likely than not. As a result, the Company released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation was based upon the recent history of earnings of the Canadian entities, forecasted future earnings of this group, and a planned merger of the Company’s Canadian operations into a single legal entity, which would allow the netting, for income tax reporting purposes, of income with losses incurred within this group. In addition, for the nine months ended September 30, 2012, the Company recorded a benefit of approximately $0.4 million related to a change in the Canadian statutory income tax rate, a benefit of approximately $0.4 million related to a beneficial income tax election made with respect to our Italian operations, all offset by approximately $0.9 million for a tax assessment related to the Company’s Italian income tax filings for the 2010 period. The Company continues to believe that the likelihood of recoverability of the net deferred tax assets for the US and certain foreign jurisdictions is less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on the entire deferred tax assets in such loss jurisdictions.

The change in the effective tax rate is primarily a result of the release of the valuation allowance, as well as of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions (“loss jurisdictions”) for which no tax benefit has been recorded. For the three months ended September 30, 2013 and 2012, the Company incurred a pre-tax loss of approximately $0.9 million and $4.5 million, respectively, in the loss jurisdictions. For the nine months ended September 30, 2013 and 2012, the Company incurred a pre-tax loss of approximately $5.0 million and $13.8 million, respectively, in the loss jurisdictions. The Company continues to believe that the likelihood of recoverability of the net deferred tax assets in the loss jurisdictions is less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on the entire domestic and certain foreign jurisdictions deferred tax assets.

As of September 30, 2013, the Company had approximately $8.3 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the three and nine months ended September 30, 2013. Although it is reasonably possible that our unrecognized tax benefits will change over the next 12 months, the Company does not anticipate such changes to have a significant impact on our income tax expense due to the valuation allowance position maintained in certain jurisdictions.

11. Debt Payable

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of September 30, 2013	September 30, 2013	December 31, 2012
(a) Revolving lines of credit—Italy and Argentina	$10,719	$0	$0
(b) Revolving line of credit—USA	13,000	0	0
(c) Other indebtedness	521	521	1,021
	$24,240	521	1,021
Less: current portion		230	308
Non-current portion		$291	$713

At September 30, 2013, the Company’s weighted average interest rate on outstanding debt was 1.4%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at September 30, 2013. The fair value of the debt obligations approximated the recorded value as of September 30, 2013 and December 31, 2012 and represents a Level 3 measurement within the fair value hierarchy (see Note 5).

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $7.2 million which is unsecured and $0.7 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.2% to 2.4% as of September 30, 2013. At September 30, 2013 and December 31, 2012, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.8 million. These lines are unsecured with no balance outstanding at September 30, 2013 and December 31, 2012. At September 30, 2013, the interest rates for the lines of credit in Argentina ranged from 4.5% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of September 30, 2013, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At September 30, 2013 and December 31, 2012, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At September 30, 2013, the Company was in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving the Company’s foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 7.0%.

12. Changes and reclassifications in Accumulated Other Comprehensive Income (Loss) by Component

(a) Changes in Accumulated Other Comprehensive Income (Loss) by Component (all amounts are net of tax, except foreign currency items)

	Three Months Ended September 30, 2013 (in thousands)
	Unrealized Gains and (Losses) on Available- for- Sale Securities	Foreign Currency Items	Total
Beginning balance, June 30, 2013	21	(9,501)	(9,480)
Current period Other Comprehensive Income activity before reclassifications	22	7,643	7,665
Amounts reclassified from Accumulated Other Comprehensive Loss	0	0	0
Net current-period Other Comprehensive Income	22	7,643	7,665
Ending balance, September 30, 2013	43	(1,858)	(1,815)

	Nine Months Ended September 30, 2013 (in thousands)
	Unrealized Gains and (Losses) on Available- for- Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2012	(9)	(2,051)	(2,060)
Current period Other Comprehensive Income (Loss) activity before reclassifications	43	888	931
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	9	(695)	(686)
Net current-period Other Comprehensive Income	52	193	245
Ending balance, September 30, 2013	43	(1,858)	(1,815)

(b) Reclassifications out of Accumulated Other Comprehensive Loss

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	0	9	Other Expense (Income),net
Foreign Currency Items:
—Foreign currency gain on available for sale securities	0	(429)	Other Expense (Income), net
—Foreign currency gain on sales of BRC Pakistan	0	(266)	Other Expense (Income), net
Total reclassifications for the period	0	(686)

13. Stock-Based Compensation

The Company has two stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. The 2011 Stock Option Plan, which was approved by shareholders on May 23, 2012, provides the Company with an additional 300,000 options for issuance. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Under the Company’s 2009 Restricted Stock Bonus Plan, which was approved by shareholders on August 27, 2009 and replaced the 2006 Incentive Bonus Plan, the Company’s Board of Directors may grant restricted stock to officers, employees and non-employee directors.

Stock-based compensation expense for the three and nine months ending September 30, 2013 and 2012 was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$10	$8	$27	$13
Research and development expense	7	253	18	755
Selling, general and administrative expense	86	67	232	168
	$103	$328	$277	$936

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits as a result of the net operating loss carry-forward position for United States income tax purposes.

Stock-Based Compensation Activity – Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares.

The following table displays stock option activity including the weighted average stock option prices for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	107,050	$13.69	4.8 yrs	$194
Granted	46,890	15.06
Exercised	(30,000)	10.53
Forfeited	(10,000)	15.20
Outstanding at September 30, 2013	113,940	$14.95	7.1 yrs	$335
Vested and exercisable at September 30, 2013	25,050	$13.05	3.4 yrs	$121

The aggregate intrinsic value as of a particular date is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period. During the three months ended September 30, 2013 and 2012, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.1 million and zero, respectively, determined as of the date of option exercise. During the nine months ended September 30, 2013 and 2012, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.2 million and $22 thousand, respectively, determined as of the date of option exercise.

As of September 30, 2013, total unrecognized stock-based compensation cost related to unvested stock options was $0.8 million, which is expected to be recognized over a weighted-average period of 3.9 years. As of September 30, 2012, total unrecognized stock-based compensation cost related to unvested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 4.2 years.

Stock-Based Compensation Activity – Restricted Stock

A summary of unvested restricted stock awards as of September 30, 2013 and changes during the nine month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	12,550	$15.95
Granted	11,412	15.78
Vested	(11,478)	15.69
Forfeited	0	0
Nonvested at September 30, 2013	12,484	$16.03

As of September 30, 2013, total unrecognized stock-based compensation cost related to unvested restricted stock was $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.8 year. As of September 30, 2012, total unrecognized stock-based compensation cost related to unvested restricted stock was $0.1 million, which is expected to be recognized over a weighted-average period of approximately 1.0 year.

14. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to Fuel Systems Solutions, Inc.	$1,032	$(618)	$2,887	$5,328
Denominator:
Denominator for basic earnings per share—weighted average number of shares	20,082,143	20,023,509	20,065,906	20,019,218
Effect of dilutive securities:
Employee stock options	28,917	0	17,259	35,529
Unvested restricted stock	2,212	0	687	1,477
Dilutive potential common shares	20,113,272	20,023,509	20,083,852	20,056,224
Net income (loss) per share attributable to Fuel Systems Solutions, Inc.:
Basic	$0.05	$(0.03)	$0.14	$0.27
Diluted	$0.05	$(0.03)	$0.14	$0.27

The following table represents the numbers of anti-dilutive instruments excluded from the computation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Anti-dilutive instruments excluded from computation of diluted net income per share:
Options	0	23,617	0	0
Restricted stock	216	1,719	216	432
Shares held in escrow	0	59,471	1,470	59,471

15. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the Condensed

Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 representing related party transactions with the Company:

	As of
	September 30, 2013	December 31, 2012
Current Receivables with related parties:
TCN S.r.L. (a)	$0	$0
Bianco SPA (c)	62	416
Ningbo Topclean Mechanical Technology Co. Ltd. (g)	176	105
Others (i)	8	3
Current Receivables with JVs and related partners:
Rohan BRC (d)	0	778
PDVSA Industrial S.A. (e)	4,408	3,903
	$4,654	$5,205
Current Payables with related parties:
Europlast S.r.L. (a)	703	1,528
TCN S.r.L. (a)	973	1,404
TCN Vd S.r.L. (a)	311	925
A.R.S. Elettromeccanica (f)	136	199
Erretre S.r.L. (b)	20	17
IMCOS Due S.r.L. (h)	43	16
Others (i)	4	11
Current Payable with JVs and related partners:
Rohan BRC (d)	0	0
Ideas & Motion S.r.L. (j)	48	0
	$2,238	$4,100

(a)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns, along with his brother, Pier Antonio Costamagna, 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L.
(b)	Erretre S.r.L. is 85% owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.
(c)	Bianco SPA is 100% owned by TCN S.r.L.
(d)

Rohan BRC is a joint venture which MTM previously owned 50.01% and was accounted for using the equity method.  In September 2013, the Company acquired an additional 44.89% equity interest in Rohan BRC and, consequently, the Company began consolidating the results of Rohan BRC during third quarter 2013 (see Note 3).

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

(j)	Ideas & Motion S.r.L. is an Italian consulting and services company in which the Company owns an equity ownership interest of 16.67%.

The following table sets forth amounts (services and goods) purchased from and sold to related parties.

	(in thousands) Nine Months Ended September 30,
	2013		2012
	Purchases	Sales	Purchases	Sales
Company:
Europlast S.r.L.	$3,051	$12	$3,488	$34
Biemmedue S.p.A.	17	12	31	38
TCN S.r.L	2,595	0	2,753	9
TCN Vd S.r.L	2,157	0	2,459	0
A.R.S. Elettromeccanica	1,323	0	1,304	0
Ningbo Topclean Mechanical Technology	1,083	0	878	0
Bianco Spa	13	382	86	630
Erretre S.r.L	161	2	146	0
Grosso, de Rienzo, Riscossa e Associati (a)	85	0	0	0
Others	2	8	3	1
JVs and related partners:
Rohan BRC (b)	290	2,358	3	4,340
PDVSA Industrial S.A.	0	3,135	0	6,713
Ideas & Motion S.r.L.	189	0	0	0
	$10,966	$5,909	$11,151	$11,765

(a)One director of the Company is a partner of the law firm Grosso, de Rienzo, Riscossa e Associati.

(b)Amounts represent purchases and sales prior to the acquisition that closed on September 13, 2013 (see Note 3).

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon appraisals. These lease agreements begin to expire in 2014, with the last agreement ending in 2018. The Company paid IMCOS Due S.r.L. lease payments of $1.6 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of $0.3 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively. The terms of these leases reflect the fair market value of such properties based upon appraisals.

The Company entered into an agreement with PDVSA to develop the basic and detailed engineering, and outfit the facility for the installation of an integrated production plant for natural gas vehicles for SICODA in Venezuela. The Company accounts for this project under the completed contract method. As of September 30, 2013, the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $5.7 million and $5.9 million, respectively. As of December 31, 2012, the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $5.6 million and $2.9 million, respectively. At September 30, 2013 and December 31, 2012, an advance payment from PDVSA of $1.4 million and of $2.5 million, respectively, is included in accrued expenses.

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

During the second quarter of 2012, as a result of not collecting the initial loan, management determined that it is probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement and recorded an allowance for approximately $0.8 million, resulting in a net loan receivable balance of zero. Consequently, as of December 31, 2012, the Company had a net loan receivable balance of $0.0 million.

Effective July 1, 2012, the Company changed its accounting for sales to Rohan BRC from the full accrual basis to the cash basis, based on the Company’s consideration to acquire an additional 44.89% ownership interest in Rohan BRC. In September 2013, the Company acquired an additional 44.89% ownership interest in Rohan BRC, thus increasing its ownership in Rohan BRC to approximately 95% and started consolidating it (see Note 3). Rohan BRC assembles, sells and services LPG and CNG equipment for automotive or other use, for both OEM and retrofit markets in India. Starting from the third quarter of 2012, revenue attributed to sales to Rohan BRC was deferred until receipt of payments, and inventory was recorded on a consignment basis (see Note 6).

16. Commitments and Contingencies

(a) Commitments

On June 18, 2013 the Company entered into a binding expression of interest letter to acquire a company operating in the fleet management sector with the aim of diversifying its existing business. The binding expression of interest letter expired by its terms. Due to disagreement with the seller, the transaction, which was expected to close in the third quarter of 2013, was not finalized and the Company has currently no further plans to proceed.

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

Liability for Contingent Consideration

Liability for Contingent Consideration—MTE

In connection with the purchase of the remaining 50% ownership interest in MTE S.r.l. (“MTE”), which took place on June 1, 2011, the Company may be required to pay up to $1.3 million (€1.0 million) in earnout payments no later than 5 days after May 31, 2014, upon achievement of 2012 and 2013 gross profit targets. The range of undiscounted amounts the Company was required to pay for these earnout payments was between $0.0 and $1.4 million (€0.0 to €1.0 million). The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, with probability ranging from approximately 10% to approximately 40%. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement within the fair value hierarchy, which reflects management’s own assumptions. The resultant probability-weighted cash flows were then discounted using a rate of approximately 13.1% over the earnout period that reflects the uncertainty surrounding the expected outcomes, and which the Company believed appropriate and representative of a market participant assumption once the earnout conditions were considered. As of the closing date of the acquisition the MTE contingent consideration was assigned a fair value of approximately $0.4 million. Future changes to the fair value of the contingent consideration were determined each period and charged to expense in the Consolidated Statements of Operations under operating expenses. Management believes that the model used in the determination of the fair value of the MTE contingent consideration agreement is sensitive to changes in the unobservable inputs on which it is based and their interrelationships, changes that may be driven by mutated market conditions, different demand level, and alternative strategies that management may pursue and other factors.

During the fourth quarter of 2012, the estimated fair value of the MTE contingent consideration liability in connection with the achievement of 2012 and 2013 gross profit targets was reversed, primarily due to a reduction in the probability-weighted estimates based on updated forecast. The reduction in the fair value estimate resulted in a gain of approximately $0.4 million (€0.3 million) for the twelve months ended December 31, 2012, which was recorded in operating expenses in the Consolidated Statement of Operations. Consequently, the balance of the MTE contingent consideration liability as of September 30, 2013 and December 31, 2012 was equal to $0.0 million (€0.0 million) in both periods.

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

In April 2013, the Company reached an agreement with the former owners of Natural Drive that released the Company from any obligation associated with the potential earnout. As a result, during the three months ended March 31, 2013 the Company reduced the fair value of the contingent consideration to $0.

Consequently, the balance of the NaturalDrive contingent consideration liability as of September 30, 2013 and December 31, 2012 was equal to $0.0 million and $0.4 million, respectively.

17. Business Segment Information

Business Segments. FSS Automotive consists of the Company’s passenger and light duty commercial transportation, automotive OEM and aftermarket, and transportation infrastructure operations. FSS Industrial consists of the Company’s industrial mobile and stationary equipment and auxiliary power unit (APU), and the Company’s heavy duty commercial transportation operations.

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

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2013	2012	2013	2012
FSS Industrial	$30,088	$28,403	$95,167	$92,800
FSS Automotive	67,485	61,158	212,101	203,102
Total	$97,573	$89,561	$307,268	$295,902

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Income (Loss):	2013	2012	2013	2012
FSS Industrial	$2,350	$989	$8,464	$7,875
FSS Automotive	796	557	3,850	4,358
Corporate Expenses (1)	(1,522)	(1,327)	(4,732)	(4,742)
Total	$1,624	$219	$7,582	$7,491

(1)	Represents corporate expense not allocated to either of the business segments.

	As of
Total Assets:	September 30, 2013	December 31, 2012
FSS Industrial	$133,271	$132,370
FSS Automotive	316,935	318,818
Corporate (1)	189,428	193,677
Eliminations	(225,153)	(225,047)
Total	$414,481	$419,818

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

18. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three and nine months ended September 30, 2013 and 2012, no customers represented more than 10.0% of consolidated sales.

Accounts Receivable

At September 30, 2013, no customers represented more than 10.0% of consolidated accounts receivable. At December 31, 2012, one customer represented 10.8% of consolidated accounts receivable.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions in part to help identify forward-looking statements. These statements are not guarantees of future performance or promises of specific courses of action and instead are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, the unpredictable nature of the developing alternative fuel US automotive market, customer dissatisfaction with our products or services, the inability to deliver our products on schedule, a further slowing of economic activity, our ability to maintain customer program relationships, potential changes in tax policies and government incentives and their effect on the economic benefits of our products to consumers, the continued weakness in financial and credit markets, the growth of non-gaseous alternative fuel products and other new technologies, the price differential between alternative gaseous fuels and gasoline, and the repeal or implementation of government regulations relating to reducing vehicle emissions, economic uncertainties caused by political instability in certain of the markets we do business in, our ability to realign costs with current market conditions, as well as the risks and uncertainties included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and our other periodic reports filed with the SEC. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of the filing of this Quarterly Report on Form 10-Q. We do not undertake or plan to update or revise forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If we make any future public statements or disclosures which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

For the three months ended September 30, 2013 revenue increased approximately $8.0 million or 8.9%, operating income increased approximately $1.4 million, and basic and diluted EPS increased by approximately $0.08 compared to the prior year period. These results were driven primarily by an increase in demand for our industrial kits, components, and auxiliary power units (APU) in the US and Canada, by strong sales to Delayed Original Equipment Manufacturers (DOEM) mostly at our US Automotive operations, as well as by increased sales of compressors. These increases were partially offset by a lower demand for aftermarket products especially in the US. While revenues improved compared to the prior year, we continue to expect significant pressure on revenues in the near term as we face increased competitive pressure in both our Automotive and Industrial segments, as well as continued economic uncertainty in Europe, as demand in the automotive market is at an approximately 20-year low.

For the nine months ended September 30, 2013 revenue increased approximately $11.4 million or 3.8%, operating income increased approximately $0.1 million and basic and diluted EPS decreased by $0.13 compared to the prior year’s period. These results were driven primarily by an increase in demand for our industrial kits and APUs in the US and Canada, by strong sales to DOEM at our US Automotive operations and in Italy, as well as by increased sales of compressors. These increases were partially offset by a lower demand for aftermarket products in all geographic areas, but especially in Italy. While revenues improved compared to the prior year, we continue to expect significant pressure on revenues in the near term as we face increased competitive pressure in both our Automotive and Industrial segments, as well as continued economic uncertainty in Europe, as demand in the automotive market is at an approximately 20-year low. In the nine months ended September 30, 2012, we recognized a tax benefit related to the release of a valuation allowance of $5.0 million (which impacted basic and diluted EPS by $0.25).

The global natural gas automotive and industrial markets continue to develop but at a slower pace than we anticipated.  These markets continue to encounter challenges including political, economic and other competing technical applications.  In addition, as the use of natural gas expands, we face increasing competition as well as potential changes in strategy amongst our customers.  Certain OEM/DOEM programs will conclude in the late 2013 and early 2014 time frame and have not been renewed because of the automakers’ decision, partly influenced by economics conditions, to either in-source systems or source from local suppliers. We expect that new programs will partly defray the loss of this revenue. While we continue to invest in these markets and new products we may experience negative effects in our business.   If the natural gas automotive and industrial markets remain slow for an extended period of time, competition increases, or customers change their strategy, the fair value of our reporting units could be adversely affected.

Net Cash provided by operations was $3.9 million and $9.8 million for the three and nine months ended September 30, 2013, respectively. Our net cash position of $86.5 million, including marketable securities and debt (excluding Deferred Compensation Plan assets), provides us with the adequate capital for working capital and general corporate purposes, which may include expansion of our business, and financing of future acquisitions of companies or assets.

Recent Developments

On September 13, 2013, through our wholly owned subsidiary MTM S.r.l. (“MTM”), we acquired an additional 44.89% equity interest in Rohan BRC Gas Equipment Private Limited (“Rohan BRC”), an Indian company that assembles, sells and services LPG and CNG equipment for automotive or other use, for both OEM and retrofit markets. The aggregate purchase price for the acquisition of the additional ownership interest in Rohan BRC totaled approximately $1.2 million (€0.9 million), net of cash acquired of $0.1 million (€0.1 million), of which $0.8 million (€0.6 million) was paid at closing, with the remainder to be placed in escrow and to be settled within two years from the acquisition date.

We previously owned an equity interest of 50.01% in Rohan BRC and accounted for it under the equity method due to a lack of control on its board of directors and on the majority of its operations. Consequently, the acquisition of the additional 44.89% qualified as a step-acquisition. In accordance with the step-acquisition authoritative guidance, the previously held equity interest in Rohan BRC, including inventory on consignment, was re-measured at fair value on the date of acquisition resulting in a fair value of $2.0 million (€1.5 million), and then the total consideration paid for the additional equity interest acquired was compared to its fair value on the date of acquisition. The re-measurement resulted in a loss of $1.7 million (€1.3 million), recorded in cost of revenue for the three months ended September 30, 2013.

The results of operations of Rohan BRC have been included in the accompanying consolidated statements of operations from the date of acquisition within our FSS Automotive operating segment.

Management has determined that the acquisition of the additional 44.89% equity interest in Rohan BRC was a non-material business combination. As such, pro forma disclosures are immaterial and are not presented within this filing.

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

Results of Operations – Three Months Ended September 30, 2013

(Amounts in tables in thousands, except percentages)

REVENUES

	Three Months Ended September 30,		Change	Percent Change
	2013	2012
FSS Industrial	$30,088	$28,403	$1,685	5.9%
FSS Automotive	67,485	61,158	6,327	10.3%
Total Revenues	$97,573	$89,561	$8,012	8.9%

FSS Industrial. The increase in revenue is primarily attributable to an increase in demand in the North American markets for our systems and kits of approximately $2.0 million, as well as for our auxiliary power units of $1.0 million, which were partially offset by a decrease in the heavy duty business in Asia of approximately $1.0 million due to our main customer revising the timing of its orders and its overall purchases in order to adjust to a decreasing local demand, as well as decreases of approximately $0.3 million in sales of our industrial products in Europe. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $0.8 million for the three months ended September 30, 2013.

FSS Automotive. The increase in revenue is due to an increase in DOEM sales, primarily in the US market, of approximately $8.4 million, as well as increases in compressor sales of approximately $1.6 million. These increases were partially offset by a decrease, primarily in Italy, in sales of OEM kits of approximately $2.1 million, as well as decreases in aftermarket sales, primarily in the US market, of approximately $1.4 million. Included in the results discussed above is the strengthening of local currencies compared to the US dollar, which had a positive impact on revenue of approximately $0.9 million for the three months ended September 30, 2013.

COST OF REVENUE

	Three Months Ended September 30,		Change	Percent Change
	2013	2012
FSS Industrial	$22,794	$22,719	$75	0.3%
FSS Automotive	52,712	48,009	4,703	9.8%
Total Cost of Revenues	$75,506	$70,728	$4,778	6.8%

FSS Industrial. While overall costs remained relatively flat, we experienced increases in material costs of approximately $0.9 million associated with higher volumes, offset by lower warranty costs of approximately $0.7 million, as well as lower outside service. Gross margin for the three months ended September 30, 2013 benefited from a shift in product mix and reduction in costs compared to the prior year’s period. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which had a positive impact on cost of revenue of approximately $0.8 million for the three months ended September 30, 2013.

FSS Automotive. The increase in cost of revenue is primarily due to an increase in material costs of approximately $4.5 million associated with higher DOEM volumes in the US and higher compressor volumes (which both have lower margins), and to the impact of the loss recorded on the acquisition of the additional 44.89% equity interest in Rohan BRC of approximately $1.7 million. These increase were partially offset by lower amortization and depreciation costs of approximately $1.0 million from the write-off of intangibles and equipment and leasehold improvements in the fourth quarter of 2012, lower labor cost due to reduced headcount, as well as decreases in outside services. Despite the shift in product mix to lower margin products, gross margin for the three months ended September 30, 2013 benefited from reduction in fixed costs, especially in the US, and the increase in DOEM sales compared to the prior year’s period. Included in the results discussed above is the strengthening of local currencies compared to the US dollar, which had a negative impact on cost of revenue of approximately $0.6 million for the three months ended September 30, 2013.

RESEARCH & DEVELOPMENT

	Three Months Ended September 30,		Change	Percent Change
	2013	2012
FSS Industrial	$1,724	$1,829	$(105)	(5.7%)
FSS Automotive	5,165	4,943	222	4.5%
Total Research and Development	$6,889	$6,772	$117	1.7%

FSS Industrial. While overall costs remained relatively flat, we experienced decreases in outside service expenses, offset by increases primarily related to higher compensation and project-related supply expenses, as we continue to invest in our existing products, as well as look to expand our current offering with new solutions.

FSS Automotive. The increase primarily relates to the strengthening of local currencies compared to the US dollar, which negatively impacted expenses by approximately $0.2 million. From a local currency perspective, research and development expense for the three months ended September 30, 2013 are in line with the comparable prior year’s period.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended September 30,		Change	Percent Change
	2013	2012
FSS Industrial	$3,220	$2,866	$354	12.4%
FSS Automotive	8,812	7,649	1,163	15.2%
Corporate	1,522	1,327	195	14.7%
Total Selling, General & Administrative	$13,554	$11,842	$1,712	14.5%

FSS Industrial. The increase primarily relates to higher compensation and related expenses of approximately $0.2 million, as well as increased outside service expenses in the current period.

FSS Automotive. The increase primarily relates to outside service expenses, including bad debt expenses for approximately $0.5 million. These increases were partially offset by savings in compensation and related expenses and travel expenses of approximately $0.5 million, resulting from reorganization and rationalization of activities at our US Automotive business.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses increased mostly due to higher outside service expenses.

OPERATING INCOME/(LOSS)

	Three Months Ended September 30,		Change	Percent Change
	2013	2012
FSS Industrial	$2,350	$989	$1,361	137.6%
FSS Automotive	796	557	239	42.9%
Corporate Expenses (1)	(1,522)	(1,327)	(195)	(14.7%)
Total Operating Income	$1,624	$219	$1,405	641.6%

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the three months ended September 30, 2013 decreased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended September 30, 2013 we recognized less than $0.1 million in losses on foreign exchange, primarily due to the strengthening of the US dollar against the Canadian Dollar, the Venezuelan Bolivar, and the Australian Dollar, compared to $0.8 million in gain on foreign exchange for the three months ended September 30, 2012. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes.

Income tax expense for the three months ended September 30, 2013 and 2012 was approximately $0.9 million, representing an effective tax rate of 46.8%, compared with income tax expense for the three months ended September 30, 2012 of $1.8 million, representing an effective tax rate of 151.9%. The change in the effective tax rate is primarily a result of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the three months ended September 30, 2013 and 2012, we incurred a pre-tax loss of approximately $0.9 million and $4.5 million, respectively, in the loss jurisdictions. Accordingly, for the three months ended September 30, 2013, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Results of Operations – Nine Months Ended September 30, 2013

(Amounts in tables in thousands, except percentages)

REVENUES

	Nine Months Ended September 30,		Change	Percent Change
	2013	2012
FSS Industrial	$95,167	$92,800	$2,367	2.6%
FSS Automotive	212,101	203,102	8,999	4.4%
Total Revenues	$307,268	$295,902	$11,366	3.8%

FSS Industrial. The increase in revenue is primarily due to an increase in demand in the North American markets for our kits of approximately $5.7 million, as well as for our auxiliary power units of approximately $1.1 million. These increases were partially offset by a decrease in the heavy duty business in Asia of approximately $3.5 million, due to our main customer revising the timing of its orders and its overall purchases in order to adjust to a decreasing local demand, as well as decreases of approximately $0.9 million in sales of our industrial products in Europe. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $2.0 million for the nine months ended September 30, 2013.

FSS Automotive. The increase in revenue was primarily due to increased DOEM sales of approximately $29.2 million, of which approximately $19.4 million relates to the US market with the remainder mostly concentrated in Italy, as well as increased sales of compressors of approximately $3.6 million. These increases were partially offset by lower aftermarket sales of approximately $23.7 million in nearly all geographic areas, but especially in Italy and the US. This trend in the sale mix has characterized this year so far and is expected to continue in the coming months, particularly as the European market continues to be negatively affected by the overall business climate and struggles with a slower than expected recovery from the recession. Included in the results discussed above is the strengthening of local currencies compared to the US dollar, which had a positive impact on revenue of approximately $0.7 million for the nine months ended September 30, 2013.

COST OF REVENUE

	Nine Months Ended September 30,		Change	Percent Change
	2013	2012
FSS Industrial	$71,302	$70,179	$1,123	1.6%
FSS Automotive	166,462	155,221	11,241	7.2%
Total Cost of Revenues	$237,764	$225,400	$12,364	5.5%

FSS Industrial. The increase in cost of revenue primarily relates to the increase in material costs associated with higher volumes of approximately $2.6 million, which were offset by lower warranty costs of $1.3 million, as well as lower amortization of $0.3 million from the write off of intangibles in the fourth quarter of 2012. Gross margin for the nine months ended September 30, 2013 benefited from the above-mentioned changes in sales mix and reduction in costs compared to the prior year’s period. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which had a positive impact on cost of revenue of approximately $1.8 million for the nine months ended September 30, 2013.

FSS Automotive. The increase in cost of revenue primarily relates to increases in material costs of approximately $8.1 million, as well as increases in compensation and related costs and outside service expenses of approximately $4.1 million, associated with higher DOEM volumes in the US and with higher compressor volumes, which both have lower margins. Cost of revenue also includes the impact of the loss recorded on the acquisition of the additional 44.89% equity interest in Rohan BRC of approximately $1.7 million. These increases were offset by lower depreciation and amortization expenses of approximately $2.6 million related to the write-off of intangible assets and equipment and leasehold improvements in the fourth quarter of 2012. The above-mentioned shift in product and geographic mix resulted in a lower gross margin compared to the prior year’s period. Included in the results discussed above is the strengthening of local currencies compared to the US dollar, which had a negative impact on cost of revenue of approximately $0.3 million for the nine months ended September 30, 2013.

RESEARCH & DEVELOPMENT

	Nine Months Ended September 30,			Percent Change
	2013	2012	Change
FSS Industrial	$5,370	$5,024	$346	6.9%
FSS Automotive	15,312	16,911	(1,599)	(9.5%)
Total Research and Development	$20,682	$21,935	$(1,253)	(5.7%)

FSS Industrial. The increase primarily relates to higher compensation and related expenses and higher project related costs, mainly due to an increase in headcount as we continue to invest in our existing products, as well as look to expand our current offering with new solutions.

FSS Automotive. The decrease primarily relates to lower compensation and related expenses (in connection with decreased headcount) of approximately $1.0 million, as well as lower supply expenses of approximately $0.6 million, primarily associated with the initial development of an OEM bi-fuel vehicle program in the US, which was completed in late 2012. We are focused on managing costs as we continue to develop various projects for possible new offerings, while also looking into advance our existing product lines.

SELLING, GENERAL & ADMINISTRATIVE

	Nine Months Ended September 30,			Percent Change
	2013	2012	Change
FSS Industrial	$10,031	$9,722	$309	3.2%
FSS Automotive	26,477	26,612	(135)	(0.5%)
Corporate	4,732	4,742	(10)	(0.2%)
Total Selling, General & Administrative	$41,240	$41,076	$164	0.4%

FSS Industrial. The increase relates to higher compensation and travel expenses of approximately $0.5 million, which were partially offset by lower outside service expenses, primarily due to the costs associated in the prior year with the expansion of our production system software in Canada and including also a prior year severance charge in the US.

FSS Automotive. The decrease primarily relates to lower compensation and related expenses resulting from reorganization of activities at the US automotive business, the reversal of contingent consideration of approximately $0.4 million in the first quarter of 2013, and a prior year allowance for uncollectible loan receivables to a related party of $0.8 million. These decreases were partially offset by increases in outside service expenses.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses overall remained flat; decreases mostly due to higher outside service expenses incurred in the prior year to evaluate other alternative energy technologies were almost entirely offset by higher compensation and related expenses for increased headcount in the nine months ended September 30, 2013.

OPERATING INCOME/(LOSS)

	Nine Months Ended September 30,		Change	Percent Change
	2013	2012
FSS Industrial	$8,464	$7,875	$589	7.5%
FSS Automotive	3,850	4,358	(508)	(11.7%)
Corporate Expenses (1)	(4,732)	(4,742)	10	0.2%
Total Operating Income	$7,582	$7,491	$91	1.2%

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the nine months ended September 30, 2013 decreased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the nine months ended September 30, 2013 we recognized approximately $1.5 million in losses on foreign exchange, primarily due to the strengthening of the US dollar against the Canadian Dollar, the Venezuelan Bolivar, and the Australian Dollar, compared to $0.9 million in gain on foreign exchange for the nine months ended September 30, 2012. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes.

Income tax expense for the nine months ended September 30, 2013 and 2012 was approximately $3.8 million and $3.4 million, representing an effective tax rate of 56.8% and 38.8%, respectively. The change in the effective tax rate was driven by several items. More specifically, during the second quarter of 2012, we determined that the recoverability of the net deferred tax assets in our Canadian entities was more likely than not. As a result, we released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation allowance was based upon the recent history of earnings of our Canadian entities, forecasted future earnings of this group, and a planned merger of our Canadian operations into a single legal entity, which will allow the netting, for income tax reporting purposes, of income with losses incurred within this group. In addition, in 2012, we also recorded a benefit of approximately $0.4 million related to a change in the Canadian statutory income tax rate, a benefit of approximately $0.4 million related to a beneficial income tax election made with respect to our Italian operations, which were all offset by approximately $0.9 million for a tax assessment related to our Italian income tax filings for the 2010 period. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the nine months ended September 30, 2013 and 2012, we incurred a pre-tax loss of approximately $5.0 million and $13.8 million, respectively, in the loss jurisdictions. Accordingly, for the nine months ended September 30, 2013, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the release of the valuation allowance, as well as of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded.

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

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions; however, we have accrued residual U.S. taxes on approximately $30.0 million of earnings not considered to be indefinitely reinvested. In February 2012, our FSS Automotive segment purchased approximately $12.0 million of prime-rated German government bonds with a maturity date of December 14, 2012, which were redeemed at the indicated maturity date. In June 2012, our FSS Automotive segment purchased approximately an additional $6.3 million of prime-rated German government bonds with a maturity date of March 14, 2014, which were subsequently sold before maturity on February 8, 2013 for approximately $6.8 million. The related proceeds, as well as additional cash, were reinvested into a new purchase of prime-rated German government bonds for approximately $12.6 million, with a maturity date of October 10, 2014. These investments were placed in the available for sale category. As of September 30, 2013 we had approximately $73.1 million of cash and marketable securities held in accounts outside the U.S., primarily in Europe. We currently intend to repatriate a portion of these funds; however, we do not intend nor foresee the need to repatriate funds in excess of the $30.0 million of earnings not considered to be indefinitely reinvested. We expect existing cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months.

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

Our ratio of current assets to current liabilities was approximately 3:1 at both September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, our total working capital increased by $2.8 million, to $193.6 million from $190.8 million at December 31, 2012. This increase is primarily due to the following: (1) a decrease of $4.1 million in accounts payable, mostly due to timing of payments when compared to the previous year; (2) an increase of $3.1 million in other current assets, mainly pertaining to increase in VAT receivable at our FSS Automotive division; (3) a decrease of $2.5 million in income taxes payable; (4) a decrease of $1.9 million in related party payables; (5) an increase of $1.9 million in inventory, primarily at our FSS Industrial operations; (6) an increase of $0.9 million in deferred tax assets;  which were all partially offset by: (a) a decrease of $9.6 million in accounts receivables, attributable to our FSS Automotive operations primarily in relation with improvements in collection times, (b) a decrease of $1.6 million in cash, mostly attributable to the net effect of our investing and operating activities, and (c) a decrease of $0.6 million in related party receivables.

The following table provides a summary of our operating, investing and financing activities as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$9,845	$2,402
Investing activities	(12,304)	(32,199)
Financing activities	(158)	(12,107)
Effect on cash of changes in exchange rates	1,042	(201)
Net (decrease) in cash and cash equivalents	$(1,575)	$(42,105)

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

2013 compared to 2012. In 2013, our net cash flow provided by operating activities was $9.8 million, an increase of $7.4 million from the net cash flow provided by operating activities in the nine months ended September 30, 2012. This increase was primarily driven by increases in operating cash flows associated with the decrease in accounts receivable (primarily due to improvements in collection times), as well as by a decrease in the growth rate of inventory (primarily in relation with expected pressure on revenue), which were partially offset primarily by decreases in operating cash flows associated with accrued expenses (mostly due to lower warranty and other accruals in the previous year for litigation, restructuring and acquisition), as well as decreases in operating cash flows associated with other current assets (primarily due to higher VAT receivables).

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of investments in available for sale German government bonds, property, plant and equipment (“PP&E”) expenditures, as well as acquisitions.

In 2013, our PP&E additions were approximately $5.8 million, approximately 50% less than the prior year period and primarily in relation with our FSS Automotive operations. In February 2013, we sold our investment in prime-rated German government bonds acquired in June 2012 for approximately $6.8 million. In February 2013, we also purchased prime-rated German government bonds for which we paid approximately $12.6 million. Additionally, in September 2013 we spent approximately $0.8 million on the acquisition of an additional 44.89% equity interest in Rohan BRC.

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

In 2013, our financing activities refer mostly to payments of term loans and other loans, as well as proceeds from exercise of stock options (included in “other” on the face of the Condensed Consolidated Statements of Cash Flows).

In 2012, our financing activities included repayments on our revolving lines of credit, term loans and other debt for approximately $9.3 million in connection with our FSS Automotive operations.

Credit Agreements

At September 30, 2013, our weighted average interest rate on outstanding debt was 1.4%. We are party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at September 30, 2013. The fair value of the debt obligations approximated the recorded value as of September 30, 2013 and December 31, 2012.

(a) Revolving Lines of Credit – Italy and Argentina

We maintain various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $7.2 million which is unsecured and $0.7 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.2% to 4.2% as of September 30, 2013. At September 30, 2013 and December 31, 2012, there was no balance outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.8 million. These lines are unsecured with no balance outstanding at September 30, 2013 and December 31, 2012. At September 30, 2013, the interest rates for the lines of credit in Argentina ranged from 4.5% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of September 30, 2013, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At September 30, 2013 and December 31, 2012, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At our option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants beginning September 30, 2009, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At September 30, 2013, we were in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 7.0%.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Management. We operate on a global basis and are exposed to currency fluctuations related to the manufacture, assemble and sale of our products in currencies other than the U.S. Dollar. The major foreign currencies involve the markets in the European Union, Argentina, Canada and Australia. Movements in currency exchange rates may affect the translated value of our earnings and cash flow associated with our foreign operations as well as the translation of the net asset or liability positions that are denominated in foreign currencies. In addition, we are exposed to significant volatility from countries that could devaluate their currencies, such as Argentina. In countries outside of the United States, we generally generate revenues and incur operating expenses denominated in local currencies. These revenue and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. We monitor this risk and attempt to minimize the exposure to our net results through the management of cash disbursements in local currencies.

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three and nine months ended September 30, 2013 by approximately $0.1 million. We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries when necessary. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

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

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, we did not sell any equity securities not registered under the Securities Act of 1933, as amended.

The following table provides information on purchases of our common shares outstanding made by us during the three months ended September 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1–31, 2013	0	$0	n/a	n/a
August 1–31, 2013	0	0	n/a	n/a
September 1–30, 2013	0	0	n/a	n/a
Total	0	0	n/a	n/a

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

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 2, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

FUEL SYSTEMS SOLUTIONS, INC.
Date:	November 7, 2013	By:	/s/ PIETRO BERSANI
Pietro Bersani
Chief Financial Officer