Form 10-K
period 2013-12-31
Fuel Systems Solutions, Inc.
filed 2014-03-14
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Common Stock, $0.001 par value per share (including attached Stock Purchase Rights)

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2013, was approximately $359.2 million based upon the closing sale price of the registrant’s common stock of $17.89 on June 28, 2013, as reported on the Nasdaq Stock Market.

As of February 14, 2014, the registrant had 20,096,010 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

FUEL SYSTEMS SOLUTIONS, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K. These statements are not historical facts, but instead involve known and unknown risks, uncertainties and other factors that may cause our or our company’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward looking statements. Statements in this Form 10-K that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Words such as: “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seeks,” “on-going” or the negative of these terms or other comparable terminology often identify forward-looking statements, although not all forward-looking statements contain these words. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and beliefs concerning future business conditions, our results of operations, financial position and our business outlook, or state other “forward-looking” information based on currently available information. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, the unpredictable nature of the developing alternative fuel US automotive market, customer dissatisfaction with our products or services, the inability to deliver our products on schedule, a further slowing of economic activity, our ability to maintain customer program relationships, potential changes in tax policies and government incentives and their effect on the economic benefits of our products to consumers, the continued weakness in financial and credit markets, the growth of non-gaseous alternative fuel products and other new technologies, the price differential between alternative gaseous fuels and gasoline, and the repeal or implementation of government regulations relating to reducing vehicle emissions, economic uncertainties caused by political instability in certain of the markets we do business in, our ability to realign costs with current market conditions, as well as the risks and uncertainties included in Item 1A “Risk Factors” of this Form 10-K.  These forward-looking statements are not guarantees of future performance. We cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not place undue reliance on these forward looking statements. The forward-looking statements made in this Form 10-K relate to events and state our beliefs, intent and our view of future events only as of the date of this Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business.

Overview

Founded over 50 years ago, Fuel Systems Solutions is a leader in providing alternative fuel systems for transportation, industrial, and refueling applications worldwide. We have a global presence and operate in geographies and markets that are underpenetrated and growing, driven by compelling economics, government support, and local demand. Our dedicated and bi-fuel technologies offer our customers a broad range of cost-effective products and applications that we tailor to local specifications. Our technologies enable our customers to:

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

Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. We supply our products and systems to the marketplace through a global distribution network of distributors and dealers in more than 60 countries and through more than 170 original equipment manufacturers, or OEMs.

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

Automobile manufacturers, taxi companies, transit and shuttle bus companies and delivery fleets are among the most active customers for our transportation products. Our largest markets for transportation products are currently, and have historically been, outside the United States. To capture demand in the now emerging United States market for alternative gaseous fuel-powered vehicles and equipment, we have a full suite of automotive capabilities, including a California Air Resources Board (“CARB”) certified product line and in-house OEM systems engineering platform, enhancing our ability to leverage our existing relationship with fleet customers and other manufacturers as they roll out CNG and LPG versions of key fleet vehicles in North America.

Manufacturers of industrial mobile and power generation equipment, stationary engines, and heavy duty trucks and buses are among the most active customers for our industrial products. Our broad product range allows us to provide turnkey Environment Protection Agency and CARB-certified and non-certified engine systems, customer specified fuel systems modules and/or components, as well as auxiliary power units (APUs). The wide availability of gaseous fuels in world markets combined with their lower emissions and cost compared to gasoline and diesel fuels is driving growth in the global alternative fuel industry.

Unless the context otherwise requires, the terms “we,” “us,” “our”, “Fuel Systems” and “the Company” refer to Fuel Systems Solutions, Inc., or Fuel Systems and its subsidiaries. We were incorporated in Delaware in 1985 after having provided automotive and alternative fuel solutions in a variety of organizational structures since 1958. In 2006, we reorganized our business and corporate structure creating Fuel Systems Solutions, Inc. as a holding company. Beginning with the second quarter of 2012, in an effort to more properly align structure and business activities, management reorganized operations into two new operating segments, FSS Industrial and FSS Automotive. Our FSS Industrial operations consist of our industrial mobile and stationary and APU, and the heavy duty commercial transportation operations. Our FSS Automotive operations consist of the company’s passenger and light duty commercial transportation (OEM), automotive aftermarket, and transportation infrastructure operations, as well as the US Automotive unit.

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

We are directly involved in two markets: automotive and industrial. These markets have seen growth in the use of clean-burning gaseous fuels due to the less harmful emissions effects of gaseous fuels and the cost advantage available in many markets of gaseous fuels over gasoline and diesel fuels.

Automotive

According to the most recent statistics from the World LP Gas Association and International Association for Natural Gas Vehicles, there are over twenty-three million propane, or LPG, vehicles and approximately 16.7 million natural gas vehicles in use worldwide, either for personal mobility, fleet conveyance, or public transportation. As the world’s vehicle population increases, it is expected that the passenger vehicle fleet growth will occur in developing countries within Asia, North Africa and areas of the Middle East. These regions currently have the lowest ratio of vehicles per one thousand people and are slated to grow rapidly over the next ten years as economic improvements stimulate personal vehicle ownership. In Europe, Asia and Latin America, alternative fuel vehicles operating on propane and natural gas are widely available through OEM and aftermarket distribution channels and have gained important penetration of total vehicles in circulation in many countries.

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

In 2013, 2012, and 2011, no customers represented more than 10.0% of our consolidated sales. During 2013, 2012, and 2011, sales to our top ten customers accounted for 34.1%, 28.7%, and 32.8% of our consolidated sales, respectively. If our largest customer or several of these key customers were to reduce their orders substantially, we would suffer a decline in sales and profits, and those declines could be substantial.

Products and Services

Our products include gaseous fuel regulators, fuel shut-off valves, fuel metering and delivery systems, complete engine systems, auxiliary power systems and electronic controls for use in internal combustion engines for the transportation, industrial and power generation markets. In addition to these core products, which we manufacture, we also design, assemble and market ancillary components required for complete systems operating on alternative fuels, as well as a complete range of compressors for natural gas refueling applications.

All of our products are designed, tested and validated in accordance with our own internal requirements, as well as tested and certified with major regulatory and safety agencies throughout the world, including Underwriters Laboratories in North America and TÜV in Europe, Environmental Protection Agency and CARB in the United States. The following table describes the features of our products:

Products		Features
Fuel Metering	•	Full range of injectors designed to operate on propane, natural gas or biogas fuels

	•	Electronic control overlays allow integration with modern emissions monitoring systems for full emissions compliance capability

	•	Designed for high resistance to poor fuel quality

Fuel Regulation	•	Reduces pressure of gaseous and liquid fuels

	•	Vaporizes liquid fuels

	•	Handles a wide range of inlet pressures

Fuel Shut-Off	•	Mechanically or electronically shuts off fuel supply to the regulator and engine

	•	Available for high-pressure vapor natural gas and low-pressure liquid propane

Products		Features

	•	Designs also incorporate standard fuel filtration to ensure system reliability

Electronics & Controls	•	Provides closed loop fuel control allowing integration with existing sensors to ensure low emissions

	•	Integrates gaseous fuel systems with existing engine management functions

Engine-Fuel Delivery Systems	•	Turnkey kits for a variety of engine sizes and applications

	•	Customized applications interface based on customer requirements

Fuel Systems	•	Complete vehicle and equipment systems for aftermarket and post-production OEM conversion

	•	Complete engine and vehicle management systems for heavy on-highway vehicles

	•	Complete engine and vehicle management systems for off-highway and industrial engines used for material handling, power generation and industrial applications

Compressors	•	Complete range of compressors for natural gas refueling applications and turnkey refueling stations

Auxiliary Power Systems	•	Range of auxiliary power systems products for truck and rail applications

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

Sales and Distribution

We sell products through a worldwide network encompassing distributors and dealers in more than 60 countries and through a sales force that develops sales with distributors, OEMs and large end-users. Our operations focus on OEM and aftermarket distributors in the transportation, industrial and power generation markets. Of these markets, we believe that the greatest potential for growth is in the Asia, North and South America and Middle East regions in sales to transportation OEMs and aftermarket distributors and installers and in North America in sales to industrial OEMs and the related aftermarket.

During the years 2013, 2012, and 2011, sales to distributors accounted for 71.6%, 68.7%, and 63.5%, respectively, of our revenue, and sales to OEM customers accounted for 28.4%, 31.3%, and 36.5%, respectively, of our revenue.

Distributors generally service the aftermarket business for the conversion of liquid fueled engines to gaseous fuels. Many distributors have been our customers for more than 20 years.

Information regarding revenue, income and assets of each of our two business segments, FSS Industrial operations and FSS Automotive operations, and our revenue and assets by geographic area is included in Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10K as well as in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Manufacturing

We manufacture and assemble a majority of our products at our facilities in Santa Ana, California, Union City, Indiana, Kitchener, Canada, Beccar, Argentina and Cherasco, Italy and to a lesser extent at some of our other international facilities. Current manufacturing operations consist primarily of mechanical component assembly and test, forging and light machining, electronic PCB assembly and testing and system up-fitting. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic and foreign automotive and electronics suppliers, die casters, stamping operations, specialized diaphragm manufacturers and machine shops. During 2013, 2012, and 2011, no suppliers represented more than 10.0% of consolidated purchases of raw materials and services.

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

Research and Development

Our research and development programs provide the technical capabilities that are required for the development of systems and products that support the use of gaseous fuels in internal combustion engines. Our research and development is focused on fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines. In 2010, we expanded our research and development facility in Italy to continue to serve our customers with new products and capabilities. In 2011, we expanded our research and development facilities in the U.S. to address the increasing U.S. automotive market. Our research and development expenditures were approximately $27.5 million, $28.3 million, and $28.1 million, in 2013, 2012, and 2011, respectively.

Competition

Our key competitors in gaseous fuel delivery products, accessory components and engine conversions markets include Westport Innovations Inc., Landi Group and O.M.T. Tartarini, S.r.L. located in Italy; Nikki Company Ltd. in Japan. These companies, together with us, account for a majority of the world market for alternative fuel products and services. In the future, we may face competition from traditional automotive component suppliers, such as the Bosch Group, Delphi Corporation, Siemens VDO Automotive AG, Power Solutions International, Inc., and Visteon Corporation, and from motor vehicle OEMs that develop fuel systems internally. Industry participants compete on price, product performance and customer support.

Product Certification

We must obtain emission compliance certification from the Environmental Protection Agency to sell certain of our products in the United States, receive certification from CARB to sell certain products in California and other states, and meet European standards for emission regulations in Europe. Each car, truck, van or engine sold in each of these markets must be certified before it can be introduced into commerce, and its products must meet component, subsystem and system level durability, emission, refueling and various idle tests. We have also obtained international emissions compliance certification in Europe and Thailand. We strive to meet stringent industry standards set by various regulatory bodies. Approvals enhance the acceptability of our products in the worldwide marketplace. Many foreign countries also accept these agency approvals as satisfying the “approval for sale” requirements in their markets.

Employees

As of December 31, 2013, we employed approximately 1,700 persons. Of these employees, approximately 320 were employed in our FSS Industrial operations, of which approximately 170 are non-US employees, and approximately 1,400 were employed in our FSS Automotive operations, of which approximately 1,300 are foreign employees. Employees in Italy, the Netherlands and Argentina are represented by a collective bargaining agreement. Personnel employed by our foreign subsidiaries are often subject to national labor contracts. We consider our relations with our current employees and unions to be good.

Intellectual Property

We currently rely primarily on patent and trade secret laws to protect our intellectual property. We currently have numerous patents registered in countries located in North America, Europe, and Asia. We do not expect the expiration of our patents to have a material effect on our revenue.

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

We do not have long-term contracts with our customers. Generally, our product sales are made on a purchase order basis, which allows our customers to reduce or discontinue their purchases from us. Accordingly, we cannot predict the timing, frequency or size of our future customer orders. Our ability to accurately forecast our sales is further complicated by the current global economic and financial uncertainty. Our total inventory at December 31, 2013 was $95.1 million, a decrease of $9.0 million compared to our total inventory at December 31, 2012. If we fail to anticipate the changing needs of our customers and accurately forecast our customer demands, our existing and potential customers may not place orders with us, which would decrease our revenue, and we may accumulate significant inventories of products that we will be unable to sell which may result in a significant decline in the value of our inventory. As a result, our revenue, gross profit and other operating results and cash flows may be materially and adversely affected.

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

We depend on demand from the consumer, OEM, contract manufacturing, industrial, automotive and other markets we serve for the end market applications that use our products and services. All of these markets have been, and may continue to be, affected by the instability in global financial markets. Reductions in consumer or corporate demand for our products and services as a result of uncertain conditions in the macroeconomic environment, such as volatile energy prices, inflation, fluctuations in interest rates, difficulty securing credit, extreme volatility in security prices, diminished liquidity, or other economic factors, may materially and adversely affect our revenue, operating results and cash flows.

Weak economic conditions, such as those being experienced in Europe, may materially impact our customers and suppliers with which we do business. Currently, the demand in Europe for new automobiles remains weak. Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders, reduce the volume of products they purchase from us in the future or seek price concessions. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers who operate in cyclical industries or who may not be able to secure sufficient credit in order to honor their obligations to us.

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

Although we believe that we are positioned to compete in the dedicated and bi-fuel natural gas vehicle (NGV) OEM market emerging in the U.S. and our vehicle modification and systems integration capabilities for a variety of alternative fuel applications (including CNG, propane and dual-fuel diesel) present us with a unique advantage, the unpredictable nature of the developing alternative fuel U.S. automotive business may materially and adversely affect our revenue, operating results and cash flows as well as the recoverability of our initial investments. Our U.S. automotive business, through acquisitions and additional investments, has the capabilities necessary to be a leader in the US market but we cannot assure you that this market will continue to develop, at what rate it will develop or whether our investments in this market will result in increased sales for us.

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

For the year ended December 31, 2013, non-U.S. operations accounted for approximately 75.7% of our revenue. Most revenues and expenses of our non-U.S. operations are in local currency. Our financial statements are presented in U.S. dollars, therefore, gains and losses on the conversion of foreign currency denominated expenses into U.S. dollars could cause fluctuations in our operating results, and fluctuating exchange rates could cause significantly reduced revenue and gross margins from non-U.S. dollar-denominated revenue, which could materially and adversely affect our overall financial results.

Also, for the year ended December 31, 2013, Euro denominated revenue accounted for approximately 65.1% of our total revenue; therefore a substantial appreciation in the rate of exchange of the U.S. dollar against the Euro could have a significant adverse effect on our financial results.

We currently do not engage in financial hedging against these risks and may not be able to hedge against these risks in the future.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions prohibit companies and their intermediaries and agents from making improper payments to foreign officials, including employees of government owned businesses, as well as private organizations, for the purpose of obtaining or retaining business. During the last few years, the United States Department of Justice and the SEC have brought an increasing number of FCPA enforcement cases, many resulting in very large fines and deferred criminal prosecutions. We operate in many countries which are viewed as high risk for FCPA compliance. Our Code of Conduct mandates compliance with the FCPA and other similar anti-bribery laws. We recently instituted training programs for our employees around the world. Despite our training programs and compliance policies, there can be no assurance that all employees and third-party intermediaries (including our distributors and agents) will comply with anti-corruption laws. Any such violation could have a material adverse effect on our business. As part of our anti-bribery policies, in the event that we have reason to believe that our employees, agents, distributors or other third parties that transact the Company’s business have or may have violated applicable anti-corruption laws, including the FCPA, we may investigate or have outside counsel or agents investigate the relevant facts and circumstances. We have incurred and in the future may incur additional compliance costs associated with the implementation of our FCPA compliance policies and training programs, which could have a material impact on our business.

In any acquisition or joint venture we engage in, we expose ourselves to the possibility that the employees and agents of such businesses may not have conducted themselves in compliance with the anti-corruption laws of the FCPA. In response to increasing FCPA enforcement actions in the United States, we have sought and continue to seek to impose contractual provisions and undertake cost appropriate due diligence. We cannot provide assurance that we will always be protected from the consequences of acts which may have violated the FCPA.

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

Fluctuation in oil or natural gas prices (including LPG) may result in a decline in the demand for our products and services, which would materially and adversely affect our revenue, operating results and cash flows.

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

The “conflict mineral” disclosure obligations are complex. The first reports are due to be filed with the SEC not later than May 31, 2014 and cover our activities during 2013. Although we expect to be able to file the required report on time, it is dependent upon the implementation of systems and processes as well as information provided by our suppliers of products that contain, or potentially contain, conflict minerals. To the extent that the information that we receive from our suppliers is inaccurate or inadequate, or if our implemented systems and processes to obtain that information does not fulfill the SEC’s requirements, we could face both reputational and SEC enforcement risks.

Some of our foreign subsidiaries have done business in countries subject to U.S. sanctions and embargoes.

Some of our foreign subsidiaries in the past have sold fuel delivery systems, related parts and accessories to customers in countries currently subject to sanctions and embargoes imposed by the U.S. government, the EU, the United Nations, and other countries when we did not believe such sales violated these sanctions or embargoes. We may sell products into countries currently subject to sanctions or embargoes if we believe those sales would not violate the sanctions or embargos and the changing embargo regimes with respect to such countries do not present inappropriate business risks. However, the sanctions are complex and are constantly changing. Changing embargo and sanction regimes can make unlawful activities which were previously lawful. We may decide not to sell into countries because of the risk of changing regimes. We believe we have procedures in place to conduct U.S. and foreign operations without violating U.S., EU, or other sanctions. However, if we fail to comply with U.S. sanctions, EU sanctions or other sanctions, we could be subject to material fines and penalties and incur damage to our reputation, which may lead to a reduction in the market price of our common stock.

In addition, our foreign subsidiaries’ sales into such countries, even if they did not violate the sanctions and embargos, could reduce demand for our common stock among certain of our investors.

We engage in related party transactions, which result in a conflict of interest involving our management.

We have engaged in the past, and continue to engage, in a significant number of related party transactions, specifically between the Company’s foreign subsidiaries and members of the family of our Chief Executive Officer, Director and one of our largest stockholders, his brother Pier Antonio Costamagna (one of our former executive officers who retired, effective February 5, 2014, as General Manager of MTM, S.r.L., a wholly owned subsidiary of the Company), and companies in which our Chief Executive Officer’s family has controlling or other ownership interests. Our Board of Directors (“Board”), its Audit Committee and its Nominating and Corporate Governance Committee seek to review on an ongoing basis related party transactions as well as identify and evaluate new potential related party transactions to properly account for, disclose and maintain control over these transactions. We cannot assure you that the terms of the transactions with these various related parties are on terms as favorable to us as those that could have been obtained in arm’s-length transactions with third parties, or that the existing policies and procedures are sufficient to identify and completely address all related party transactions and conflicts of interest that may arise. Related party transactions could result in related parties receiving more favorable treatment than an unaffiliated third party would receive, although these parties may provide goods or services that are not readily available elsewhere in some situations. In addition, related party transactions present difficult conflicts of interest, could result in significant and minor disadvantages to our company and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our stockholders.

We have a significant amount of goodwill and intangible assets that may become impaired, which could impact our results of operations.

Approximately $11.8 million, or 2.8%, of our total assets at December 31, 2013 were net intangible assets, including technology, customer relationships and trade name, and approximately $48.9 million, or 11.8%, of our total assets at December 31, 2013 were goodwill that relates to our acquisitions. For the year ended December 31, 2012, we recognized an impairment charge of approximately $9.9 million representing the write-off of goodwill and an impairment charge of approximately $9.9 million representing write off of intangible assets associated with two of our reporting units. We amortize the intangible assets, with the exception of goodwill, based on our estimate of their remaining useful lives and their values at the time of acquisition. We are required to test goodwill for impairment at least on an annual basis, or earlier if we determine it may be impaired due to change in circumstances. We are required to test the other intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the intangible assets may not be recoverable. If impairment exists in any of these assets, we are required to write-down the related asset to its estimated recoverable value as of the measurement date. Such impairment write-downs may significantly impact our results of operations and financial position.

We face risks associated with marketing, distributing, and servicing our products internationally and could be adversely affected if we are unable to grow our business in developing and emerging markets or as a result of political and economic instability or civil unrest in these markets.

In addition to our operations in the United States, we currently operate in Canada, Italy, Australia, the Netherlands, Japan, Brazil, Argentina and Venezuela, and market our products and technologies in other international markets, including both industrialized and developing countries. During the year ended December 31, 2013, approximately 29.7% of our revenue was derived from sales to customers located within the United States and Canada, and the remaining 70.3% was derived from sales in Asia-Pacific, Europe, and Latin America. During the year ended December 31, 2012, approximately 25.0% of our revenue was derived from sales to customers located within the United States and Canada, and the remaining 75.0% was derived from sales in Asia-Pacific, Europe, and Latin America. During the year ended December 31, 2011, approximately 26.5% of our revenue was derived from sales to customers located within the United States and Canada, and the remaining 73.5% was derived from sales in Asia-Pacific, Europe, and Latin America. Additionally, at December 31, 2013, approximately 84.4% of our employees and 66.1% of our distributors and dealers worldwide were located outside the United States. Political and economic instability or civil unrest in the markets where we operate, including Venezuela, could have a material adverse impact on our sales.

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

•	exposure to currency fluctuations;
•	potential difficulties in enforcing contractual obligations and intellectual property rights;
•	complying with a wide variety of laws and regulations, including product certification, environmental, and import and export laws;
•	the challenges of operating in disparate geographies and cultures;
•	political and economic instability;
•	adverse tax consequences, including, without limitation, restrictions on our ability to repatriate dividends from our subsidiaries; and

•	Government authorities in some countries that may from time to time use fuel price as an instrument of fiscal policy and taxation that may vary for different types of fuels, including gaseous fuels.

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

The protection of our intellectual property may be costly and ineffective. If we are not able to adequately secure or enforce protection of our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our future success depends in part on our ability to protect our intellectual property.  We rely primarily on patent and trade secret laws to protect our intellectual property. We currently have numerous patents registered in countries located in North America, Europe, and Asia. We also rely on a combination of trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. However, we cannot be sure that these intellectual property rights provide sufficient protection from competition. Third parties may claim that our products and systems infringe their patents or other intellectual property rights. Third party infringement claims, regardless of their outcome, would not only consume our financial resources, but also would divert the time and effort of our management and could result in our customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.  If a competitor were to challenge our patents, or assert that our products or processes infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to design around their patents, pay substantial damages or even be forced to cease our operations, any of which could be expensive and have an adverse effect on our operating results.

We depend on a limited number of third party suppliers for key materials and components for our products.

We have established relationships with third party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products effectively, or would significantly increase our production costs, either of which could materially and adversely affect us. In addition, we rely on a limited number of suppliers for certain proprietary die cast parts, electronics, software, catalysts and engines for use in our end products. Approximately 26.7%, 24.4%, and 23.5%, of our purchases of raw materials and services during the years ended December 31, 2013, 2012, and 2011, respectively, were supplied by ten entities. During 2013, 2012, and 2011, no suppliers represented more than 10.0% of our purchases of raw materials and services.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s time and attention.

From January 1, 2013 through December 31, 2013, our stock price fluctuated from a low of $12.39 to a high of $20.69. From January 1, 2012 through December 31, 2012, our stock price fluctuated from a low of $13.52 to a high of $28.89. For 2011, our stock price fluctuated from a low of $15.55 to a high of $30.51. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Any securities litigation could result in substantial costs and could divert the time and attention of our management.

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

Facilities

Our executive offices are located in New York, New York. We currently lease additional manufacturing, research and development and general office facilities, under leases expiring through 2022, in the following locations set forth below:

Location	Principal Uses	Square Footage
FSS Industrial Operations:
Ontario, Canada	Sales, marketing application, development and assembly, manufacturing	110,000
Santa Ana, California	Sales, manufacturing, design, development and testing	108,000
Delfgauw, Holland	Sales, marketing application, development and assembly	20,000
Calgary, Canada	Sales, marketing application, development and assembly	11,000
Fukuoka, Japan	Sales, marketing application and assembly	8,000
FSS Automotive Operations:
Cherasco, Italy	Sales, marketing application, development and assembly, manufacturing	678,000
Beccar, Argentina	Sales, marketing and assembly, manufacturing	129,000
Sterling Heights, Michigan	Sales, marketing application, development and assembly	83,000
Union City, Indiana	Sales, marketing application and assembly	75,000
Changodar, India	Sales and assembly	56,000
Livorno (Collesalvetti), Italy	Assembly	55,000
Cesena, Italy	Sales, marketing application, development and assembly	19,000
Melbourne, Australia	Sales, marketing application, development and assembly	18,000

Badia, Italy	Sales and assembly	15,000
Valencia, Venezuela	Sales and assembly	12,000
San Paulo, Brazil	Sales and marketing	8,000
Total		1,405,000

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

Our common stock is traded on the NASDAQ Stock Market under the symbol “FSYS.” As of February 14, 2014, there were approximately 250 holders of record of our common stock. The high and low per share prices of our common stock as reported on the Nasdaq Stock Market were as follows:

	High	Low
Year Ended December 31, 2013
First Quarter	$17.89	$13.40
Second Quarter	$17.89	$13.67
Third Quarter	$20.69	$17.48
Fourth Quarter	$19.78	$12.39
Year Ended December 31, 2012
First Quarter	$28.89	$17.04
Second Quarter	$24.71	$14.20
Third Quarter	$19.19	$15.36
Fourth Quarter	$18.73	$13.52

The chart below provides a comparison of the cumulative total stockholder return on our common stock with that of a broad equity market index and either a published industry index or a peer group index.

The chart below compares the cumulative total stockholder return on our common stock since December 31, 2009 measured at the end of each fiscal year with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Transportation Index over the same period (assuming the investment of $100 and reinvestment of all dividends).

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Fuel Systems	$100.00	$71.24	$39.99	$35.26	$33.63
Nasdaq Composite Index	$100.00	$116.91	$114.81	$133.07	$184.06
Nasdaq Transportation Index	$100.00	$131.30	$111.37	$116.89	$151.95

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

Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the three years ended December 31, 2013 which were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2013.

Item 6.	Selected Financial Data.

The following selected financial data with respect to our Consolidated Statements of Income data for each of the five years in the period ended December 31, 2013 and the Consolidated Balance Sheet data as of the end of each such fiscal year are derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Amounts in thousands, except per share data.

	Years Ended December 31,
Statements of Operations	2013	2012	2011	2010	2009
Revenue	$399,841	$393,947	$418,134	$430,632	$452,325
Cost of revenue	312,703	302,113	321,350	298,259	303,789
Gross profit	87,138	91,834	96,784	132,373	148,536
Operating expenses
Research and development expense	27,540	28,327	28,149	20,775	15,151
Selling, general and administrative expense	55,189	54,747	56,810	53,297	53,079
Impairments	0	22,046	0	0	0
Total operating expenses	82,729	105,120	84,959	74,072	68,230
Operating (loss) income	4,409	(13,286)	11,825	58,301	80,306
Net (loss) income attributable to Fuel Systems	$(460)	$(15,632)	$5,168	$39,702	$49,839
Net (loss) income attributable to Fuel Systems per common share	$(0.02)	$(0.78)	$0.26	$2.23	$2.95

	As of December 31,
Balance Sheets	2013	2012	2011	2010	2009
Cash and cash equivalents	$80,961	$75,675	$96,740	$124,775	$46,519
Total current assets	290,147	282,941	299,285	306,928	290,268
Total assets	415,299	419,818	450,002	454,563	417,112
Total current liabilities	86,085	92,156	104,692	96,079	148,459
Long-term debts	215	713	3,698	7,571	12,167
Total equity	$319,052	$317,047	$329,822	$338,567	$243,228

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We design, manufacture and supply alternative fuel components and systems for use in the transportation and industrial markets on a global basis. Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. For over 50 years, we have developed alternative fuel products. We supply our products and systems to the market place through a global distribution network of distributors and dealers in more than 60 countries and through more than 170 original equipment manufacturers, or OEMs.

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

Our U.S. automotive business has the capabilities necessary to be a leader in this market. We believe Fuel Systems is positioned to compete in the dedicated and dual-fuel natural gas vehicle (NGV) OEM market emerging in the United States. We maintain certain key technology and industry relationships to further our North American OEM and fleet market strategy. Our vehicle modification and systems integration capabilities for a variety of alternative fuel applications, including CNG, propane and dual-fuel diesel present us with a unique advantage in the market. While we have limited visibility with respect to the evolving US automotive market, we continue to believe fleet vehicles offer attractive opportunities for our gaseous fuel solutions in the U.S. We now have a full suite of automotive capabilities in this market, including a CARB certified, dedicated systems product line and in-house OEM systems engineering platform, enhancing our ability to leverage our existing relationships with fleet customers and other manufacturers as they roll out CNG and LPG versions of key fleet vehicles.

For the year ended December 31, 2013 revenue increased approximately $5.9 million or 1.5%, operating income turned positive in 2013 from the operating loss in 2012 due to goodwill and long-lived assets impairment charges in 2012, and diluted EPS went from a loss of ($0.78) in 2012 to a loss of $(0.02) in 2013.  These results were driven by strong sales to DOEM at our US Automotive operations, as well as increased sales of compressors. These increases were partially offset by lower sales of aftermarket products in all geographic areas, especially in Italy. While revenues improved compared to the prior year, we continue to expect significant pressure on revenues in the near term as we face increased competitive pressure in both our Automotive and Industrial segments, as well as continued economic uncertainty in Europe. In the fourth quarter of 2012, we recognized impairment charges of approximately $4.6 million and $1.1 million associated with goodwill and long-lived assets, respectively, in our FSS Industrial segment, and of $5.3 million and $11.1 million, associated with goodwill and long-lived assets, respectively, in our FSS Automotive segment. In addition, we recognized a tax benefit in 2012 related to the release of a valuation allowance of $5.0 million.

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

Net cash provided by operations was $21.6 million for the year ended December 31, 2013. We believe that our net cash position of $95.6 million, including marketable securities (excluding Deferred Compensation Plan assets), provides us with adequate capital for working capital and general corporate purposes, which may include expansion of our business, and financing of future acquisitions of companies or assets.

Recent Developments

Acquisition of Rohan BRC Gas Equipment Private Limited

On September 13, 2013, we acquired an additional 44.89% equity interest in Rohan BRC Gas Equipment Private Limited (“Rohan BRC”), an Indian company that assembles, sells and services LPG and CNG equipment for automotive or other use, for both OEM and retrofit markets. The aggregate purchase price for the acquisition of the additional ownership interest in Rohan BRC totaled approximately $1.2 million (€0.9 million), net of cash acquired of $0.1 million (€0.1 million), of which $0.8 million (€0.6 million) was paid at closing, with the remainder to be settled within two years from the acquisition date.

We previously owned an equity interest of 50.01% in Rohan BRC and accounted for it under the equity method due to a lack of control on its board of directors and on the majority of its operations. Consequently, the acquisition of the additional 44.89% qualified as a step-acquisition. In accordance with the step-acquisition authoritative guidance, the previously held equity interest in Rohan BRC, including inventory on consignment, was re-measured at fair value on the date of acquisition resulting in a fair value of $2.0 million (€1.5 million), and then the total consideration paid for the additional equity interest acquired was compared to its fair value on the date of acquisition. The re-measurement resulted in a loss of $2.0 million (€1.5 million), recorded in cost of revenue for the year ended December 31, 2013.

The results of operations of Rohan BRC have been included in the accompanying consolidated statements of operations from the date of acquisition within our FSS Automotive operating segment.

Management has determined that the acquisition of the additional 44.89% equity interest in Rohan BRC was a non-material business combination. As such, pro forma disclosures are immaterial and are not presented within this filing. Revenue and net loss related to the Rohan BRC acquisition recognized in 2013 were approximately $1.8 million and $0.2 million, respectively.

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

Management reviews goodwill for impairment at the reporting unit level. Our reporting units are identified in accordance with Accounting Standard Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other”. As of the current annual impairment date we had six reporting units.

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

During the fourth quarter of 2013, management used discount rates ranging from 11.75% to 23.50% and terminal growth rates ranging from 4%-7% (the differences in discount rates and terminal growth rates reflect considerations about differences in the underlying businesses, as well as local economic conditions/environments). The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair value measurements and disclosures”.

The fair values of our reporting units exceeded the respective carrying values in a range from approximately 15% to as high as 36%. Consequently, no impairments were identified.

A 210 basis point increase in the discount rate, or a 320 basis point decrease in the projected cash flows terminal growth rate, would have resulted in one reporting unit failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss for this reporting unit. The goodwill at risk associated with this reporting unit is approximately $33.5 million as of December 31, 2013.

During the fourth quarter of 2012, management used discount rates ranging from 11.75% to 22% and terminal growth rates ranging from 5%-7%. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair value measurements and disclosures”.

As a result of the goodwill impairment analysis performed during the fourth quarter of 2012, we recognized an impairment charge of $5.3 million to fully impair the goodwill balance of our US Automotive reporting unit, as well as an impairment charge of $4.6 million against the original amount of our Alternative Fuels Systems (2004) Inc. (“AFS”) reporting unit goodwill of $5.2 million.

These impairment charges were included as a separate component of operating income for the year ended December 31, 2012. (See Note 15—Impairments in this Form 10-K for the year ended December 31, 2013 for carrying amount of goodwill by segments).

Long-lived assets—Impairment Assessments

We make judgments about the recoverability of purchased finite lived intangible assets and equipment and leasehold improvements whenever events or changes in circumstances indicate that impairment may exist. We consider several indicators of impairment, among which: a significant decrease in the market price of a long-lived asset (asset group); a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

In the fourth quarter of 2013, our analyses showed no indicator of possible impairment of long-lived assets.

In the fourth quarter of 2012, we found an indicator of possible impairment of long-lived assets in the operating and cash flow trends, both current and forecasted, which were evidenced by the goodwill impairment analysis in two of our reporting units discussed above. In its analysis, management determined that the lowest level asset group, for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities, is represented by each respective reporting unit. Our recoverability test included some of the same assumptions used in the goodwill impairment tests, with additional considerations to determine future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Considerations on terminal value, adjusted to exclude growth beyond the existing service potential of the asset group, were also factored in under both a growth model and a multiple of earnings scenarios. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair value measurements and disclosures”. As a result of the long-lived assets impairment analysis, we recognized impairment charges of approximately $8.9 million and of $2.2 million against the carrying values of our US Automotive reporting unit intangibles and equipment and leasehold improvements, respectively, as well as an impairment charge of approximately $1.0 million against the carrying value of our AFS reporting unit intangibles. These impairment charges were included as a separate component of operating income for the year ended December 31, 2012. (See Note 15—Impairments in this Form 10-K for the year ended December 31, 2013 for carrying amount of intangibles by segments).

Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

We recognized intangible asset impairment charges of $0.4 million in cost of goods sold in fiscal 2011 associated with the relocation of our automotive operations in the Netherlands.

Deferred Taxes

Based upon the substantial net operating loss carryforwards and recent history of losses incurred in certain jurisdictions, we cannot conclude that it is more likely than not that the deferred tax assets in the United States and certain foreign jurisdictions as of December 31, 2013 will be realized within the foreseeable future. The balance of the total United States valuation allowance was approximately $40.3 million as of December 31, 2013. In addition, we have a foreign valuation allowance of approximately $4.2 million as of December 31, 2013. We expect to provide a full valuation allowance on future tax benefits generated in the United States and in certain foreign jurisdictions until we can sustain a level of profitability that demonstrates our ability to utilize the deferred tax assets.

As of December 31, 2013, undistributed earnings, except with respect to a portion of undistributed earnings from MTM, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Residual U.S. taxes have been accrued (applied as a reduction of net operating loss carryforwards) on approximately $26.7 million of earnings of MTM that is not considered indefinitely reinvested. Such amounts could be drawn as a dividend from MTM in the future without U.S. income tax consequences. We repatriated $3.3 million in 2013 and currently intend to repatriate a future portion of these funds; however we do not intend nor foresee the need to repatriate funds in excess of the remaining $26.7 million of earnings not considered to be indefinitely reinvested.  Upon distributions of earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. We have accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. It is not practical to determine the income tax impact in the event we repatriate undistributed foreign earnings that are considered indefinitely reinvested. As of December 31, 2013, approximately $1.5 million in foreign withholding taxes was accrued related to undistributed earnings not considered to be indefinitely reinvested.

We believe that we have considered relevant circumstances that we may be currently subject to, and the financial statements accurately reflect our best estimate of the results of our operations, financial condition and cash flows for the years presented. We have discussed the decision process and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Results of Operations—Years Ended December 31, 2013 and 2012

(Amounts in the tables in thousands, except percentages)

REVENUES

	Year Ended December 31,		Change	Percent Change
	2013	2012
FSS Industrial	$123,351	$122,674	$677	0.6%
FSS Automotive	276,490	271,273	5,217	1.9%
Total Revenues	$399,841	$393,947	$5,894	1.5%

FSS Industrial.  The slight increase in revenue is primarily due to an increase in sales in the North and South American markets for our kits of approximately $6.8 million, as well as for our auxiliary power units of approximately $1.7 million. These increases were partially offset by a decrease in the heavy duty business in Asia of approximately $3.9 million, due to our main customer revising the timing of its orders and its overall purchases in order to adjust to a decreasing local demand, as well as decreases of approximately $1.7 million in sales of our industrial products in Europe. We currently expect lower revenue in the near term as we are facing increased competition which resulted in the loss of a large customer. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $3.0 million for the year ended December 31, 2013

FSS Automotive. . The increase in revenue was primarily due to increased DOEM sales of approximately $30.8 million, of which approximately $24.7 million relates to the US market with the remainder mostly concentrated in Italy, as well as increased sales of compressors of approximately $4.4 million. These increases were partially offset by lower aftermarket and OEM sales of approximately $30.2 million in nearly all geographic areas, but especially in Italy and the US. This trend in the sale mix has characterized this year so far and is expected to continue in the coming months, particularly as the European market continues to be negatively affected by the overall business climate and struggles with a slower than expected recovery from the recession. In addition, we currently expect lower revenue in the near term as we are facing increased competition, as well as shifting product strategy at some of our customers. Included in the results discussed above is the strengthening of local currencies compared to the US dollar, which had a positive impact on revenue of approximately $1.8 million for the year ended December 31, 2013.

The following represents revenues by geographic location for the years ended December 31, 2013 and 2012, which includes the above-mentioned negative impact related to weakening local currencies compared to the US dollar:

	Year Ended December 31,		Change	Percent Change
	2013	2012
North America	$118,718	$98,590	$20,128	20.4%
Europe:
Italy	74,987	76,026	(1,039)	-1.4%
All other	78,219	78,623	(404)	-0.5%
Asia & Pacific Rim	66,577	73,425	(6,848)	-9.3%
Latin America	61,340	67,283	(5,943)	-8.8%
Total Revenues	$399,841	$393,947	$5,894	1.5%

The increase in the North America locations primarily relates to higher sales in the US Automotive market. All other geographic locations experienced decreases in revenue when compared to the prior year, primarily in relation to lower aftermarket and OEM sales. Included in the results discussed above is the net negative impact of the changes of local currencies compared to the US Dollar, which negatively impacted revenue by approximately $1.2 million.

COST OF REVENUE

	Year Ended December 31,		Change	Percent Change
	2013	2012
FSS Industrial	$92,392	$93,019	$(627)	(0.7%)
FSS Automotive	220,311	209,094	11,217	5.4%
Total Cost of Revenue	$312,703	$302,113	$10,590	3.5%

FSS Industrial. The decrease in cost of revenue primarily relates to lower warranty costs of $0.6 million, lower inventory write-offs, as well as lower amortization of $0.3 million from the write-off of intangibles in the fourth quarter of 2012, which were offset by an increase in material costs associated with higher volumes of approximately $0.8 million. Gross margin for the year ended December 31, 2013 benefited from the above-mentioned changes in sales mix and reduction in costs compared to the prior year’s period. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which had a positive impact on cost of revenue of approximately $2.7 million for the year ended December 31, 2013.

FSS Automotive. The increase in cost of revenue primarily relates to increases in material costs, including higher inventory write-off, of approximately $8.5 million, as well as increases in compensation and related costs and outside service expenses of approximately $3.5 million, associated with higher DOEM volumes in the US and with higher compressor volumes, which both have lower margins. Cost of revenue also includes the impact of the loss recorded on the acquisition of the additional 44.89% equity interest in Rohan BRC of approximately $2.0 million. These increases were offset by lower depreciation and amortization expenses of approximately $2.5 million related to the write-off of intangible assets and equipment and leasehold improvements in the fourth quarter of 2012. The above-mentioned shift in product and geographic mix resulted in a lower gross margin compared to the prior year’s period. Included in the results discussed above is the strengthening of local currencies compared to the US dollar, which had a negative impact on cost of revenue of approximately $0.9 million for the year ended December 31, 2013.

RESEARCH & DEVELOPMENT

	Year Ended December 31,		Change	Percent Change
	2013	2012
FSS Industrial	$7,727	$6,775	$952	14.1%
FSS Automotive	19,813	21,552	(1,739)	(8.1)%
Total Research and Development	$27,540	$28,327	$(787)	(2.8)%

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

SELLING, GENERAL & ADMINISTRATIVE

	Year Ended December 31,		Change	Percent Change
	2013	2012
FSS Industrial	$13,420	$12,563	$857	6.8%
FSS Automotive	35,250	36,087	(837)	(2.3%)
Corporate	6,519	6,097	422	6.9%
Total Selling, General & Administrative	$55,189	$54,747	$442	0.8%

FSS Industrial. The increase relates to higher compensation of approximately $1.1 million, which was partially offset by lower outside service expenses, primarily due to the costs associated in the prior year with the expansion of our production system software in Canada and including also a prior year severance charge in the US.

FSS Automotive. The decrease primarily relates to lower allowance for doubtful accounts of approximately $1.3 million, an allowance for uncollectible loans to Rohan of approximately $0.8 million in 2012 as well as lower compensation and related expenses resulting from reorganization of activities at the US automotive business. These decreases were partially offset by increases in outside service expenses as well as lower reversals in 2013 of contingent consideration associated with recent acquisitions.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses increased primarily due to higher outside services.

IMPAIRMENTS

	Year Ended December 31,		Change	Percent Change
	2013	2012
FSS Industrial	$0	$5,673	$(5,673)	NM
FSS Automotive	0	16,373	(16,373)	NM
Total	$0	$22,046	$(22,046)	NM

For the year ended December 31, 2013 we recorded no impairments.

FSS Industrial. During the fourth quarter of 2012, we recorded impairment charges of approximately $4.6 million and $1.0 million representing the write-off of goodwill and intangible assets, respectively, associated with our AFS reporting unit. Due to lower than expected demand for our products, primarily from the Indian market, management’s forecasts of earnings and cash flow have declined. Management utilizes these forecasts for the income approach as part of the goodwill and intangibles impairment reviews. As a result of the lower earnings and cash flow forecasts, we determined that the reporting unit could not support the carrying value of its respective goodwill and intangibles. Refer to Note 15—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

FSS Automotive. During the fourth quarter of 2012, we recorded impairment charges of $5.3 million, $8.9 million and $2.2 million representing the write-off of goodwill, intangible assets, and equipment and leasehold improvements, respectively, associated with our US Automotive reporting unit. Due to the slow development of the US natural gas automotive market, management’s forecasts of earnings and cash flow have declined. Management utilizes these forecasts for the income approach as part of the goodwill and intangibles impairment reviews. As a result of the lower earnings and cash flow forecasts, we determined that the reporting unit could not support the carrying value of its goodwill and intangibles. Refer to Note 15—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

OPERATING INCOME/(LOSS)

	Year Ended December 31,		Change	Percent Change
	2013	2012
FSS Industrial	$9,811	$4,644	$5,167	111.3%
FSS Automotive	1,117	(11,833)	12,950	109.4%
Corporate Expenses (1)	(6,519)	(6,097)	(422)	(6.9%)
	$4,409	$(13,286)	$17,695	133.2%

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the year ended December 31, 2013 increased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the year ended December 31, 2013 we recognized approximately $2.1 million in losses on foreign exchange compared to $0.7 million in losses on foreign exchange for the year ended December 31, 2012. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes.

Income tax expense for the year ended December 31, 2013 and 2012 was approximately $3.6 million and $2.2 million, representing an effective tax rate of 115.6% and 16.2%, respectively, and primarily consisted of the provision for our foreign operations (see Note 10—Income Taxes in this Form 10-K for the year ended December 31, 2013). In addition, during the second quarter of 2012, we determined that the recoverability of the net deferred tax assets in our Canadian entities was more likely than not. As a result, we released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation allowance was based upon the recent history of earnings of our Canadian entities, forecasted future earnings of this group, and the merger of our Canadian operations into a single legal entity that was completed on January 1, 2013, and which will allow the netting, for income tax reporting purposes, of income with losses incurred within this group.

A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the years ended December 31, 2013 and 2012, we incurred a pre-tax loss of approximately $8.9 million and $37.0 million, respectively, in the loss jurisdictions. Accordingly, for the year ended December 31, 2013, we have not recorded income tax benefits for losses incurred, or significant income tax expense, for income generated for such jurisdictions; as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions.

Results of Operations—Years Ended December 31, 2012 and 2011

(Amounts in the tables in thousands, except percentages)

REVENUES

	Year Ended December 31,		Change	Percent Change
	2012	2011
FSS Industrial	$122,674	$122,998	$(324)	(0.3%)
FSS Automotive	271,273	295,136	(23,863)	(8.1%)
Total Revenues	$393,947	$418,134	$(24,187)	(5.8%)

FSS Industrial. The revenue for is relatively unchanged when compared with the prior year. There was a small decrease of approximately $2.5 million for our industrial products produced in Canada and Europe, which were almost entirely offset by a slight increase in our APU business of approximately $2.2 million. Included in the results discussed above is the weakening of local currencies compared to the US dollar which negatively impacted revenues by approximately $2.5 million for the year ended December 31, 2012.

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

The decrease in the North America locations primarily relates to lower sales in the US Automotive market. The increase in the Italian locations was primarily driven by higher DOEM conversions, higher aftermarket sales, as well as higher compressor sales. Asia & Pacific RIM was impacted by local fuel price decreases, as well as natural disasters in Thailand. Included in the results discussed above is the negative impact of the weakening of local currencies compared to the US Dollar, which negatively impacted revenue by approximately $23.2 million.

COST OF REVENUE

	Year Ended December 31,		Change	Percent Change
	2012	2011
FSS Industrial	$93,019	$90,650	$2,369	2.6%
FSS Automotive	209,094	230,700	(21,606)	(9.4%)
Total Cost of Revenue	$302,113	$321,350	$(19,237)	(6.0%)

FSS Industrial. The increase includes higher product costs primarily associated with the higher volumes in the auxiliary power unit business as well as higher overall overhead costs for the segment. Included in the results discussed above is the weakening of local currencies compared to the US dollar which negatively impacted cost of revenue by approximately $1.8 million for the year ended December 31, 2012. Our gross margins for FSS Industrial decreased compared to the prior year due to increased competitive pressures. We expect the pressure on FSS Industrial gross margins to continue in the near term.

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

FSS Industrial. During the fourth quarter of 2012, we recorded impairment charges of approximately $4.6 million and $1.0 million representing the write-off of goodwill and intangible assets, respectively, associated with our AFS reporting unit. Due to lower than expected demand for our products, primarily from the Indian market, management’s forecasts of earnings and cash flow have declined. Management utilizes these forecasts for the income approach as part of the goodwill and intangibles impairment reviews. As a result of the lower earnings and cash flow forecasts, we determined that the reporting unit could not support the carrying value of its respective goodwill and intangibles. Refer to Note 15—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

FSS Automotive. During the fourth quarter of 2012, we recorded impairment charges of $5.3 million, $8.9 million and $2.2 million representing the write-off of goodwill, intangible assets, and equipment and leasehold improvements, respectively, associated with our US Automotive reporting unit. Due to the slow development of the US natural gas automotive market, management’s forecasts of earnings and cash flow have declined. Management utilizes these forecasts for the income approach as part of the goodwill and intangibles impairment reviews. As a result of the lower earnings and cash flow forecasts, we determined that the reporting unit could not support the carrying value of its goodwill and intangibles. Refer to Note 15—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

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

Provision for Income Taxes.

Income tax expense for the year ended December 31, 2012 and 2011 was approximately $2.2 million and $7.1 million, representing an effective tax rate of 16.2% and 57.3%, respectively, and primarily consisted of the provision for our foreign operations (see Note 10—Income Taxes in this Form 10-K for the year ended December 31, 2013). In addition, during the second quarter of 2012, we determined that the recoverability of the net deferred tax assets in our Canadian entities was more likely than not. As a result, we released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation allowance was based upon the recent history of earnings of our Canadian entities, forecasted future earnings of this group, and a planned merger of our Canadian operations into a single legal entity that was completed on January 1, 2013, and which will allow the netting, for income tax reporting purposes, of income with losses incurred within this group.

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

Liquidity and Capital Resources

(Amounts in the tables in thousands)

Overview—Our primary sources of liquidity are cash provided by operating activities and debt financing. Additionally from time to time we raise funds from the equity capital markets to fund our working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets. We believe the amounts available to us under our various credit agreements together with cash on hand will continue to allow us to meet our needs for working capital and other cash needs for worldwide operations for at least the next 12 months. For periods beyond 12 months, although we do not have any plans to do so, we may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of our technologies and products. As our current credit facility in the U.S. expires in April 2014, we are reviewing options for its renewal or replacement. However, we can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all. Nevertheless, our ability to satisfy our working capital requirements will substantially depend upon our future operating performance (which may be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. We continue to evaluate our need to increase liquidity.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions; however, we have accrued residual U.S. taxes on approximately $26.7 million of earnings not considered to be indefinitely reinvested. In February 2012, our FSS Automotive segment purchased approximately $12.0 million of prime-rated German government bonds with a maturity date of December 14, 2012, which were redeemed at the indicated maturity date. In June 2012, our FSS Automotive segment purchased approximately an additional $6.3 million of prime-rated German government bonds with a maturity date of March 14, 2014, which were subsequently sold before maturity on February 8, 2013 for approximately $6.8 million. The related proceeds, as well as additional cash, were reinvested into a new purchase of prime-rated German government bonds for approximately $12.6 million, with a maturity date of October 10, 2014. These investments were placed in the available for sale category. As of December 31, 2013 we had approximately $77.1 million of cash and marketable securities held in accounts outside the U.S., primarily in Europe. We currently intend to repatriate a portion of these funds; however, we do not intend nor foresee the need to repatriate funds in excess of the $26.7 million of earnings not considered to be indefinitely reinvested. We expect existing cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months.

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

	As of
	December 31, 2013	December 31, 2012
Cash and cash equivalents	$80,961	$75,675
Current portion of term loans and debt	213	308
Long-term term and other loans	215	713
Total debt	428	1,021
Total equity	319,052	317,047
Total capitalization (debt plus equity)	$319,480	$318,068
Debt to total capitalization	0.1%	0.3%
Net Cash (cash and cash equivalents less debt)	$80,533	$74,654
Current assets	$290,147	$282,941
Current liabilities	$86,085	$92,156

Our ratio of current assets to current liabilities was approximately 3:1 at both December 31, 2013 and December 31, 2012, respectively. At December 31, 2013, our total working capital increased by $13.3 million to $204.1 million from $190.8 million at December 31, 2012. This increase is primarily due to: (1) an increase of $14.6 million in our short-term investments, primarily due to the purchase of German Government bonds which will be reimbursed in October of 2014, (2) an increase of $6.7 million in other current assets, almost entirely at our FSS Automotive operations, primarily in relation with higher VAT receivables of $3.8 million and an increase in tax prepayments, (3) an increase of $5.3 million in cash, mostly due to the effect of our operating activities and the collection of receivables, (4) a decrease of $2.6 million in tax payables due to lower pre-tax income, (5) an increase of $2.2 million deferred tax assets, (6) a decrease on $1.8 million in accounts payable, mostly due to timing of payments when compared to the previous year, and (7) a decrease of $1.2 million in related party payables, which were partially offset by: (a) a net decrease in accounts receivable of $10.2 million, primarily attributable to our FSS Automotive operations in relation with improvements in collection times; (b) a decrease of $9.0 million in inventory, primarily attributable to our FSS Automotive operations, due to a slow-down in business, and (c) a decrease of $2.4 million in related party receivables.

The following table provides a summary of our operating, investing and financing activities as follows:

	Years ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$21,602	$12,818	$10,448
Investing activities	(17,976)	(22,673)	(27,986)
Financing activities	(255)	(11,637)	(9,934)
Effect on cash of changes in exchange rates	1,915	427	(563)
Net increase/(decrease) in cash and cash equivalents	$5,286	$(21,065)	$(28,035)

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

2013 compared to 2012. In 2013, our net cash provided by operating activities increased $8.8 million from the net cash provided by operating activities in the twelve months ended December 31, 2012. This increase was primarily driven by changes in net working capital and other balance sheet changes. These changes include an increase in cash associated with lower accounts receivable (primarily due to lower fourth quarter revenue), increases in operating cash flows associated with account payable (mostly in relation with higher activity in the previous period), as well as by a decrease in inventory (primarily in relation with anticipated pressure on revenue), which were partially offset primarily by decreases in operating cash flows associated with accrued expenses (mostly due to lower warranty and other accruals in the previous year for litigation, restructuring and acquisition), decreases in operating cash flows associated with other current assets (primarily due to higher VAT receivables), as well as decreases in operating cash flows associated with tax payables.

2012 compared to 2011. In 2012, our net cash flow provided by operating activities increased $2.4 million from the net cash flow provided by operating activities in the twelve months ended December 31, 2011. This increase was primarily driven by lower cash outflows associated with inventory purchases compared to the prior year as well as increases in accrued expenses, which were all partially offset by increases in accounts receivable and in cash outflows for accounts payable.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of investments in available for sale German government bonds, property, plant and equipment (“PP&E”) expenditures, as well as acquisitions.

In 2013, our PP&E additions were approximately $9.5 million, approximately 31% less than the prior year period and primarily in relation with our FSS Automotive operations. In February 2013, we sold our investment in prime-rated German government bonds acquired in June 2012 for approximately $6.8 million. In February 2013, we also purchased prime-rated German government bonds for which we paid approximately $12.6 million. Additionally, in September 2013 we spent approximately $0.8 million, net of cash acquired, on the acquisition of an additional 44.89% equity interest in Rohan BRC.

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

Credit Agreements

Our outstanding debt is summarized as follows (in thousands):

	Available as of December 31, 2013	December 31, 2013	December 31, 2012
(a) Revolving lines of credit—Italy and Argentina	$10,558	$—	$—
(b) Revolving line of credit—USA.	13,000	—	—
(e) Other indebtedness	428	428	1,021
	$23,986	428	1,021
Less: current portion		213	308
Non-current portion		$215	$713

At December 31, 2013, our weighted average interest rate on outstanding debt was 1.3%. We are party to numerous significant credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at December 31, 2013.

(a) Revolving Lines of Credit—Italy and Argentina

We maintain various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $7.3 million, which is unsecured, and $0.7 million that is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.3% to 4.3% as of December 31, 2013. At December 31, 2013 and 2012 there were no balances outstanding, respectively.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.5 million. These lines are unsecured with no balance outstanding at December 31, 2013 and December 31, 2012, respectively. At December 31, 2013, the interest rates for the lines of credit in Argentina ranged from 4.5% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit—USA

As of December 31, 2013, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At December 31, 2013 and December 31, 2012, there were no balances outstanding, respectively. The maximum aggregate principal amount of loans permitted to be outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At our option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants that began September 30, 2009, and which require us to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) we shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any debt other than (i) debt of any such subsidiary owing to any other subsidiary or to us or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At December 31, 2013, we were in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits at our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 7.0%.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update that requires that an entity report where the effect of significant reclassifications out of accumulated other comprehensive income are reported on the consolidated statement of operations. This amendment was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial positions, results of operations or cash flows.

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

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term and other loans—principal	$376	$161	$215	$0	$0
Term and other loans—interest	5	3	2	0	0
Capital lease obligations (a)	34	34	0	0	0
Operating lease obligations (a)	24,970	6,962	10,038	6,371	1,599
Other long-term liabilities (b)	130	19	39	47	25
	$25,515	$7,179	$10,294	$6,418	$1,624

(a)	The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments.
(b)

We have other long term liabilities on our balance sheet amounting to $8.4 million, of which $8.3 million are not shown on this table. Of the $8.3 million, $1.5 million relates to foreign withholding taxes accrued on undistributed earnings not considered to be indefinitely reinvested, $0.7 million relates to our obligations to employees and directors under our deferred compensation plan, and $5.1 million relates to a mandatory termination payment for Italian employees called “Trattamento di Fine Rapporto” that is required by Italian law (see Note 18–Commitment and Contingencies in this Form 10-K for the year ended December 31, 2013). Payments under both the deferred compensation plan and the “Trattamento di Fine Rapporto” contractual obligations are due upon employees’ termination of service.

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

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the year ended December 31, 2013 by approximately $0.1 million. We may seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

Item 8.	Consolidated Financial Statements and Supplementary Data.

See pages F-1 through F-36 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2013.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2013, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the SEC is (1) recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC and (2) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

For the three month period ended December 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information relating to our executive officers, directors, nominees, Board meetings, committees and Board leadership structure and oversight of risk is set forth under the captions “Board of Directors and Corporate Governance” and “Executive Officers” in the Fuel Systems 2014 Proxy Statement and is incorporated by reference herein. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” that appears in the Fuel Systems 2014 Proxy Statement is also incorporated by reference herein.

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

The information regarding our Audit Committee and designated audit committee financial experts is set forth under the captions “Independent Directors” and “Audit Committee” in the Fuel Systems 2014 Proxy Statement and such information is incorporated by reference herein.

The information concerning procedures by which shareholders may recommend director nominees is set forth under “Procedure for Stockholders Recommendations for Director Nominees” in the Fuel Systems 2014 Proxy Statement and such information is incorporated by reference herein.

Item 11.	Executive Compensation.

The information relating to executive compensation is set forth under the captions “Executive Compensation” and “Director Compensation” in the Fuel Systems 2014 Proxy Statement and such information is incorporated by reference herein; except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report, nor deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of management and certain beneficial owners is set forth under the caption “Principal Stockholders” in the Fuel Systems 2014 Proxy Statement and such information is incorporated by reference herein.

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders. The following table sets forth information about our common stock that may be issued under our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	113,940	$14.95	563,026	(1)
Total	113,940	$14.95	563,026

(1)	Includes 362,416 shares of restricted stock available for issuance under our 2009 Restricted Stock Plan and 200,610 shares of options available for issuance under the 2011 Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information regarding certain relationships and related party transactions and director independence is set forth under the captions “Independent Directors” and “Certain Relationships and Related Transactions” in the Fuel Systems 2014 Proxy Statement and such information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information regarding fees and services of the independent registered public accounting firm (“independent accountant”) and our pre-approval policies and procedures for audit and non-audit services provided by our independent accountant are set forth under the captions “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Fuel Systems 2014 Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Fuel Systems Solutions, Inc.

Reports of independent registered public accounting firm.

Consolidated balance sheets as of December 31, 2013 and 2012.

Consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011.

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2013, 2012, and 2011.

Consolidated statements of stockholders’ equity for the years ended December 31, 2013, 2012, and 2011.

Consolidated statements of cash flows for the years ended December 31, 2013, 2012, and 2011.

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

3.2	Bylaws of Fuel Systems Solutions, Inc., as currently in effect (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on October 2, 2013).
4.1

Stockholder Protection Rights Agreement dated as of June 27, 2006 between Fuel Systems Solutions, Inc. and ChaseMellon Stockholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 filed on June 27, 2006; SEC File No. 333-135378).

4.2

Amendment No. 1 to Stockholder Protection Rights Agreement, dated as of July 21, 2009, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 21, 2009; SEC File No. 001-32999).

4.3

Specimen of common stock certificate of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-4 filed on June 27, 2006; SEC File No. 333-135378).

10.1+	2004 Stock Incentive Plan (incorporated by reference to Appendix B to IMPCO Technologies, Inc.’s Proxy Statement filed April 9, 2004; SEC File No. 001-15143).
10.2+

Form of Restricted Stock Agreement under 2006 Incentive Bonus Plan (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006; SEC File No. 001-32999).

10.3+	2009 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 9, 2009).
10.4+	2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 9, 2009).
10.5+	Form of Restricted Stock Agreement under 2009 Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on July 9, 2009).
10.6+

Fuel Systems Solutions, Inc. Deferred Compensation Plan and Plan Adoption Agreement, each as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008; SEC File No. 001-32999).

10.7+

First Amendment, dated December 31, 2008, to the Fuel Systems Solutions, Inc. Deferred Compensation Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008; SEC File No. 001-32999).

10.8	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 9, 2009).
10.9

Loan Agreement between MTM, S.r.L. and Unicredit Banca Medio Credito S.p.A., dated December 2, 2004 (incorporated by reference to Ex. 10.3 to IMPCO Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005; SEC File No. 001-15143).

10.10

English summary of Financing Agreement dated December 22, 2008, by and among MTM S.r.L., Banca IMI S.p.A. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2008; SEC File No. 001-32999).

10.11

Committed Credit Facility dated July 10, 2009 between Fuel Systems, Inc. /IMPCO Technologies, Inc. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2009).

Exhibit No.	Description
10.12

Asset Purchase and Assumption Agreement, dated as of August 4, 2010, by and among IMPCO Technologies, Inc., Productive Concepts International LLC, Robert Lykins, and, only with respect to Section 2.3(c), Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on August 5, 2010).

10.13

Equity Purchase Agreement, dated as of September 3, 2010, by and among IMPCO Technologies, Inc., EvoTek LLC, Tana Wroblewski, Gerald Wroblewski, and, only with respect to Section 2.2(b), Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2010).

10.14+	Fuel Systems Solutions, Inc. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011).
10.15+	Fuel Systems Solutions, Inc. 2011 Phantom Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 20, 2011).
10.16+

Form of Nonqualified Stock Option Agreement under the Fuel Systems Solutions, Inc. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 20, 2011).

10.17+

Form of Incentive Stock Option Agreement under the Fuel Systems Solutions, Inc. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 20, 2011).

10.18+

Form of Phantom Stock Option Agreement under the Fuel Systems Solutions, Inc. 2011 Phantom Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on December 20, 2011).

10.19+

Separation Agreement and General Release between Matthew Beale and Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 28, 2012).

21.1*	Significant Subsidiaries of the Company.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, with respect to Fuel Systems Solutions, Inc.
24.1*	Powers of Attorney (included on the signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 14, 2014.

FUEL SYSTEMS SOLUTIONS, INC.
By:	/S/ MARIANO COSTAMAGNA
Name:	Mariano Costamagna
Title:	Chief Executive Officer

SIGNATURES & POWER OF ATTORNEY

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

Signature	Title	Date
/S/ MARIANO COSTAMAGNA Mariano Costamagna	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2014

/S/ PIETRO BERSANI Pietro Bersani	Chief Financial Officer (Principal Financial Officer)	March 14, 2014

/S/ MICHAEL HELFAND Michael Helfand	Senior Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2014

/S/ NORMAN L. BRYAN Norman L. Bryan	Director	March 14, 2014

/S/ MARCO DI TORO Marco Di Toro	Director	March 14, 2014

/S/ JOSEPH E. POMPEO Joseph E. Pompeo	Director	March 14, 2014

/S/ TROY A. CLARKE Troy A. Clarke	Director	March 14, 2014

/S/ JAMES W. NALL James W. Nall	Director	March 14, 2014

/S/ Anthony Harris Anthony Harris	Director	March 14, 2014

FUEL SYSTEMS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fuel Systems Solutions, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index located on page F-1 present fairly, in all material respects, the financial position of Fuel Systems Solutions, Inc. and its subsidiaries (the Company) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index located on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
March 14, 2014

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$80,961	$75,675
Accounts receivable less allowance for doubtful accounts of $3,993 and $4,349 at December 31, 2013 and 2012, respectively	65,008	75,191
Inventories	95,052	104,056
Deferred tax assets, net	10,234	7,999
Other current assets	21,490	14,815
Short-term investments	14,615	0
Related party receivables	2,787	5,205
Total current assets	290,147	282,941
Equipment and leasehold improvements, net	58,402	59,368
Goodwill	48,896	49,218
Deferred tax assets, net	4,129	5,008
Intangible assets, net	11,790	15,186
Other assets	1,260	861
Long-term investments	675	7,236
Total Assets	$415,299	$419,818
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$40,702	$42,483
Accrued expenses	42,094	42,156
Income taxes payable	216	2,804
Current portion of term loans and debt	213	308
Deferred tax liabilities, net	0	305
Related party payables	2,860	4,100
Total current liabilities	86,085	92,156
Term and other loans	215	713
Other liabilities	8,364	8,354
Deferred tax liabilities, net	1,583	1,548
Total Liabilities	96,247	102,771
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at December 31, 2013 and 2012	0	0
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,104,009 issued and 20,096,010 outstanding at December 31, 2013; and 20,061,887 issued and 20,039,020 outstanding at December 31, 2012	20	20
Additional paid-in capital	320,345	319,667
Shares held in treasury, 7,999 shares at December 31, 2013 and 2012	(295)	(305)
Accumulated Deficit	(735)	(275)
Accumulated other comprehensive loss	(439)	(2,060)
Total Fuel Systems Solutions, Inc. Equity	318,896	317,047
Non-controlling interest	156	0
Total Equity	319,052	317,047
Total Liabilities and Equity	$415,299	$419,818

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Share and Per Share Data)

	Years Ended December 31,
	2013	2012	2011
Revenue	$399,841	$393,947	$418,134
Cost of revenue	312,703	302,113	321,350
Gross profit	87,138	91,834	96,784
Operating Expenses:
Research and development expense	27,540	28,327	28,149
Selling, general and administrative expense	55,189	54,747	56,810
Impairments	0	22,046	0
Total operating expenses	82,729	105,120	84,959
Operating income (loss)	4,409	(13,286)	11,825
Other expense, net	(1,536)	(492)	(294)
Interest income	1,062	932	1,836
Interest expense	(847)	(603)	(1,047)
Income (loss) from operations before income taxes and non-controlling interest	3,088	(13,449)	12,320
Income tax expense	(3,566)	(2,183)	(7,058)
Net (loss) income	(478)	(15,632)	5,262
Less: net loss (income) attributed to non-controlling interests	18	0	(94)
Net (loss) income attributable to Fuel Systems Solutions, Inc.	$(460)	$(15,632)	$5,168
Net (loss) income per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.02)	$(0.78)	$0.26
Diluted	$(0.02)	$(0.78)	$0.26
Number of shares used in per share calculation
Basic	20,073,360	20,020,487	19,972,969
Diluted	20,073,360	20,020,487	20,004,236

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Years Ended December 31,
	2013	2012	2011
Net (loss) income	$(478)	$(15,632)	$5,262
Other comprehensive income (loss), net of tax except for foreign currency items:
Foreign currency translation adjustments	1,875	1,613	(5,600)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss) arising during period	55	(9)	0
Foreign currency unrealized gain on investments during period	385	0	0
Net realized gain reclassified during period	(686)	0	0
Other comprehensive income (loss), net of tax except for foreign currency items	1,629	1,604	(5,600)
Comprehensive income (loss)	1,151	(14,028)	(338)
Less: net loss (income) attributable to the non-controlling interest	10	0	(395)
Comprehensive income (loss) attributable to Fuel Systems Solutions, Inc.	$1,161	$(14,028)	$(733)

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Fuel Systems Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2010	19,921,217	$20	$322,948	$(588)	$10,189	$2,237	$3,761	$338,567
Net income	0	0	0	0	5,168	0	94	5,262
Purchase of remaining shares from non-controlling interest	0	0	(6,940)	0	0	0	(4,156)	(11,096)
Foreign currency translation adjustment	0	0	0	0	0	(5,901)	301	(5,600)
Issuance of common stock relating to acquisition of Natural Drive	52,317	0	1,464	0	0	0	0	1,464
Compensation expense relating to acquisition of Evotek	29,736	0	1,000	0	0	0	0	1,000
Issuance of common stock upon exercise of stock options	2,500	0	16	0	0	0	0	16
Issuance and vesting of restricted stock, net of shares withheld for employee tax	8,295	0	144	65	0	0	0	209
Balance, December 31, 2011	20,014,065	$20	$318,632	$(523)	$15,357	$(3,664)	0	$329,822
Net loss	0	0	0	0	(15,632)	0	0	(15,632)
Foreign currency translation adjustment	0	0	0	0	0	1,613	0	1,613
Unrealized net loss on investments, net of tax	0	0	0	0	0	(9)	0	(9)
Compensation expense relating to acquisition of Evotek	14,868	0	750	0	0	0	0	750
Issuance of common stock upon exercise of stock options	1,200	0	11	0	0	0	0	11
Issuance and vesting of stock options	0	0	15	0	0	0	0	15
Issuance and vesting of restricted stock, net of shares withheld for employee tax	8,887	0	40	208	0	0	0	248
Shares held in trust for deferred compensation plan, at cost	0	0	219	10	0	0	0	229
Balance, December 31, 2012	20,039,020	$20	$319,667	$(305)	$(275)	$(2,060)	0	$317,047
Net loss	0	0	0	0	(460)	0	(18)	(478)
Foreign currency translation adjustment	0	0	0	0		1,867	8	1,875
Unrealized net loss on investments, net of tax	0	0	0	0	0	55	0	55
Unrealized foreign exchange gain on investment, net of tax						385		385
Realized foreign exchange gain on investment, net of tax						(420)		(420)
Realized foreign exchange gain on sale of foreign subsidiary, net of tax						(266)		(266)
Compensation expense relating to acquisition of Evotek	14,868	0	0	0	0	0	0	0
Issuance of common stock upon exercise of stock options	30,000	0	316	0	0	0	0	316
Issuance and vesting of stock options	0	0	186	0	0	0	0	186
Issuance and vesting of restricted stock, net of shares withheld for employee tax	12,122	0	176	0	0	0	0	176
Shares held in trust for deferred compensation plan, at cost	0	0	0	10	0	0	0	10
Change in Control in Rohan BRC							166	166
Balance, December 31, 2013	20,096,010	$20	$320,345	$(295)	$(735)	$(439)	$156	$319,052

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except Share and Per Share Data)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(478)	$(15,632)	$5,262
Less: net loss (income) attributable to the non-controlling interest	18	0	(94)
Net (loss) income attributable to Fuels Systems Solutions, Inc.	(460)	$(15,632)	$5,168
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and other amortization	10,917	10,424	10,688
Amortization of intangibles arising from acquisitions	2,915	5,800	8,225
Impairments	0	22,046	0
Provision for doubtful accounts	583	2,299	641
Provision for related party loan receivable	0	828	0
Write down of inventory	4,310	4,246	3,148
Loss on acquisition	2,024	0	0
Other non-cash items	(222)	0	0
Deferred Income Taxes	(1,939)	(8,115)	824
Realized foreign exchange loss on subsidiary liquidation	0	0	417
Unrealized loss on foreign exchange transactions	2,961	859	46
Compensation expense related to equity awards	362	1,015	1,241
Gain (loss) on disposal of equipment and other assets	(281)	1,005	505
Reduction of contingent consideration	(406)	(839)	(1,661)
Changes in assets and liabilities, net of acquisitions
Decrease (increase) in accounts receivable	10,552	(12,878)	(7,499)
Decrease (increase) in inventories	1,649	(2,500)	(22,133)
(Increase) decrease in other current assets	(6,338)	827	3,272
(Increase) decrease in other assets	(596)	715	333
(Decrease) increase in accounts payable	(2,288)	(11,271)	9,167
(Decrease) increase in income taxes payable	(2,522)	308	(648)
Increase (decrease) in accrued expenses	312	9,776	(130)
(Increase) decrease in long-term liabilities	(154)	(762)	(307)
Receivables from/payables to related party, net	223	4,667	(849)
Net cash provided by operating activities	21,602	12,818	10,448
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(9,506)	(13,704)	(12,130)
Purchase of investments	(14,626)	(18,277)	0
Sale of investments	6,753	0	0
Redemption of investment at maturity	0	11,930	0
Acquisitions, net of cash acquired	(841)	(5,700)	(13,441)
Amount in restricted cash for acquisition of non-controlling interest	0	2,820	(2,882)
Other	244	258	467
Net cash used in investing activities	(17,976)	(22,673)	(27,986)
Cash flows from financing activities:
(Decrease) increase in callable revolving lines of credit, net	0	(2,438)	1,830
Payments on term loans and other loans	(582)	(6,397)	(4,282)
Acquisition of non-controlling interest	0	(2,820)	(7,498)
Other	327	18	16
Net cash used in financing activities	(255)	(11,637)	(9,934)
Net increase (decrease) in cash and cash equivalents	3,371	(21,492)	(27,472)
Effect of exchange rate changes on cash	1,915	427	(563)
Net increase (decrease) in cash and cash equivalents	5,286	(21,065)	(28,035)
Cash and cash equivalents at beginning of period	75,675	96,740	124,775
Cash and cash equivalents at end of period	80,961	75,675	96,740

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements

1.	Description of the Business

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

(d) Restricted cash—The Company classifies cash and cash equivalents that are restricted from operating use for the next twelve months as restricted cash. Amounts restricted for longer than twelve months are classified as other assets. When the restrictions are no longer in place, the amounts are reclassified to cash and cash equivalents. At December 31, 2013 and 2012 restricted cash was $0.5 million and $0.4 million, respectively, included in other assets.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

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

The 2013 annual goodwill impairment testing was performed as of October 1, 2013. Consideration was given to the period between the testing date and December 31, 2013, in order to conclude that no facts or circumstances arose that would lead to a different conclusion as of December 31, 2013. See Note 15 in the notes to the consolidated financial statements for disclosure of the impairment analyses performed by the Company.

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

Impairment of Long-Lived Assets—The Company reviews long-lived assets, including equipment and leasehold improvements and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flows analysis or appraisals. See Note 15 for disclosure of the impairment analyses performed by the Company.

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

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statement of operations (in other income/expense, net) as incurred.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

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

At December 31, 2013 and 2012, the fair value of the Company’s term loans and related party receivables approximated carrying value. The estimated fair values of the Company’s financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts. The fair value of current financial assets, current liabilities, and other assets are estimated to be equal to their carrying amounts.

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

In addition, in connection with the preparation of the financial statements for the year ended December 31, 2013, the Company identified an error in its Condensed Consolidated Balance Sheet classification and in its Statement of Cash Flows as of and for the nine months ended September 30, 2013.  The Company included $2.0 million of short term investments purchased in July 2013 as cash and cash equivalents as opposed to short term investments on the balance sheet.  The effect of the revision is to increase net cash used in investing activities and increase the net decrease in cash by the $2.0 million, thus decreasing cash and cash equivalent on the balance sheet and increasing short term investments.  This revision is not considered material to the previously issued financial statements and is presented correctly in the financial statements for the year ended December 31, 2013. The Company will revise the statement of cash flows in its Quarterly Report on Form 10-Q for the nine months ended September 30, 2014.

The Company’s organizational structure continues to evolve. The Company is continuing to refine its operations structure to minimize divisional boundaries and improve the ability to serve its customers worldwide. The Company will continue to monitor the impact of these changes on any of its segments and its results.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update that requires that an entity report where the effect of significant reclassifications out of accumulated other comprehensive income are reported on the consolidated statement of operations. This amendment was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial positions, results of operations or cash flows.

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

Acquisition of additional equity interest in Rohan BRC

On September 13, 2013, the Company acquired an additional 44.89% equity interest in Rohan BRC Gas Equipment Private Limited (“Rohan BRC”), an Indian company that assembles, sells and services Liquefied Petroleum Gas (“LPG”) and Compressed Natural Gas (“CNG”) equipment for automotive or other use, for both Original Equipment Manufacturers (“OEM”) and retrofit markets. This acquisition was justified by business and operations opportunities. The aggregate purchase price for the acquisition of the additional ownership interest in Rohan BRC totaled approximately $1.2 million (€0.9 million), net of cash acquired of $0.1 million (€0.1 million), of which $0.8 million (€0.6 million) was paid at closing, with the remainder to be settled within two years from the acquisition date.

The Company previously owned an equity interest of 50.01% in Rohan BRC and accounted for it under the equity method due to a lack of control on its board of directors and on the majority of its operations. Consequently, the acquisition of the additional 44.89% qualified as a step-acquisition. In accordance with the step-acquisition authoritative guidance, the previously held equity interest in Rohan BRC, including inventory on consignment, was re-measured at fair value on the date of acquisition resulting in a fair value of $2.0 million (€1.5 million), and then the total consideration paid for the additional equity interest acquired was compared to its fair value on the date of acquisition. The re-measurement resulted in a loss of $2.0 million (€1.5 million), recorded in cost of revenue.

The results of operations of Rohan BRC have been included in the accompanying consolidated statements of operations from the date of acquisition within the FSS Automotive operating segment.

The Company has determined that the acquisition of the additional 44.89% equity interest in Rohan BRC was a non-material business combination. As such, pro forma disclosures are immaterial and are not presented within this filing. Revenue and net loss related to the Rohan BRC acquisition recognized in 2013 were approximately $1.8 million and $0.2 million, respectively.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Acquisition of Cubogas Natural Gas Compressor Systems

On February 10, 2012, the Company purchased from the Wayne business of Dresser Italia S.r.l. (the “seller”), the net assets of its Cubogas compressor division (the “Cubogas” acquisition), specializing in natural gas compressors and packaging solutions, in an all-cash transaction. The acquisition enables the Company to build its infrastructure and natural gas compressor product lines and to serve the growing demand from commercial, fleet and consumer customers. The aggregate purchase price for the Cubogas acquisition totals approximately $6.7 million (approximately €    5.0 million), of which $5.0 million (€3.8 million) was paid at closing, $0.9 million (€0.7 million) was payable in two equal installments 60 and 120 days after closing, and $0.8 million (€0.6 million) will be paid in three equal installments one year, two years, and three years from the closing date, respectively.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

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

Acquisition of NaturalDrive Partners LLC

On April 18, 2011, the Company completed the purchase of NaturalDrive, a premier alternative fuel automotive systems developer in North America that offers dedicated CNG and LPG conversion systems across multiple U.S. fleet vehicle platforms. The transaction is valued at $6.0 million, comprised of $4.5 million in cash and $1.5 million of Fuel Systems’ stock paid at closing. More specifically, the Company issued 52,317 shares of common stock in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The transaction also includes provisions for potential earn-out payments totaling up to $6.75 million in the form of Fuel Systems stock, which would be payable during the three years following closing based upon achievement of business volume and general milestones. The earn-out would be paid in three equal installments of $1.5 million no later than 90 days after the end of each yearly period ending in March 2012, March 2013, and March 2014 if specified target customer volumes for the year are achieved, and reasonable progress is made on the general milestones. The first installment of $1.5 million was not paid as customer volumes were not achieved. As of the closing date of the acquisition, the NaturalDrive contingent consideration was assigned a fair value of approximately $1.4 million (see Note 18 “Contingencies”).

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

4.	Cash and Investments

Cash, cash equivalents, and investments consist of the following (in thousands):

	As of
	December 31, 2013	December 31, 2012
Cash and cash equivalents:
Cash	$72,302	$58,671
Money market funds	8,659	17,004
Total cash and cash equivalents	$80,961	$75,675
Investments:
Available for sale securities:
German Government bonds (1)	12,615	6,627
Trading securities:
Deferred Compensation Plan assets	675	609
Other investments, held to maturity:
Time deposits (2)	2,000	0
Total investments	$15,290	$7,236
Short term investments	$14,615	$0
Long term investments	$675	$7,236

Note (1): The contractual maturity date is October 10, 2014 for the investments at December 31, 2013. The contractual maturity date was March 14, 2014 for the investments at December 31, 2012, which were sold on February 8, 2013.

Note (2): Represents a Bank of America certificate of deposit, maturity date April 21, 2014, interest rate 0.38% (no interest if withdrawn before maturity).

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

The following tables summarize unrealized gains and losses related to the Company’s investments designated as available-for-sale (in thousands):

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$12,315	$55	$0	$245	$12,615
Total	$12,315	$55	$0	$245	$12,615

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$6,347	$0	$(9)	$289	$6,627
Total	$6,347	$0	$(9)	$289	$6,627

During the twelve months ended December 31, 2013, there were realized gains of approximately $0.4 million pertaining to €5.0 million of notional amount of German Government bonds acquired above par at 100.435 in June of 2012 for $6.3 million, with a maturity date of March 14, 2014, and sold before maturity at 100.09 on February 8, 2013 for approximately $6.8 million.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

During the twelve months ended December 31, 2012, there were realized losses of less than $0.1 million pertaining to €9.0 million of notional amount of German bonds acquired above par in February of 2012 for $11.9 million and redeemed at par at their maturity date on December 14, 2012 for approximately $11.8 million.

Unrealized gains on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the year ended December 31, 2013 and 2012 were approximately $0.1 million and $0.3 million, respectively.

Unrealized losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the year ended December 31, 2013 and 2012 were approximately $0.1 million and $0.2 million, respectively.

As of December 31, 2013 and 2012, the Company did not have any investments in available for sale marketable securities that were in an unrealized loss position for a period of 12 months or greater.

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

		Fair value measurement at reporting date using
	As of December 31, 2013	Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$8,659	$8,659	$0	$0
Available for sale securities:
German Government bonds	12,615	12,615	0	0
Trading securities:
Deferred Compensation Plan assets	675	0	675	0
Other investments, held to maturity:
Time deposits	2,000	0	2,000	0
Total	$23,949	$21,274	$2,675	$0

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

		Fair value measurement at reporting date using
	As of December 31, 2012	Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$17,004	$17,004	$0	$0
Available for sale securities:
German Government bonds	6,627	6,627	0	0
Trading securities:
Deferred Compensation Plan assets	609	0	609	0
Total	$24,240	$23,631	$609	$0

6.	Inventories

Inventories are comprised of the following (in thousands):

	As of December 31,
	2013	2012
Raw materials and parts	$56,790	$58,215
Work-in-process	1,503	2,931
Finished goods	36,759	39,549
Inventory on consignment	0	3,361
Total inventories	$95,052	$104,056

In September 2013, the Company acquired an additional 44.89% equity interest in Rohan BRC (see Note 3), therefore the amount of inventory on consignment previously held at Rohan BRC is now included in the inventory balance. As of December 31, 2012, the amount of inventory on consignment at Rohan BRC, a joint venture 50.01% owned by the Company at that time and previously accounted for under the equity method, was approximately $3.4 million (see Note 17).

7.	Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of December 31,
	2013	2012
Dies, molds, and patterns	$5,677	$5,492
Machinery and equipment	67,673	62,837
Office furnishings and equipment	21,092	18,418
Automobiles and trucks	4,548	4,053
Leasehold improvements	25,259	23,744
Total equipment and leasehold improvements	124,249	114,544
Less: accumulated depreciation	(65,847)	(55,176)
Equipment and leasehold improvements, net of accumulated depreciation	$58,402	$59,368

Depreciation expense related to equipment and leasehold improvements was $10.9 million, $10.4 million, and $10.7 million in 2013, 2012, and 2011, respectively.

Machinery and equipment includes property under capital leases of approximately $0.3 million and $0.4 million at December 31, 2013 and 2012, respectively, with related accumulated depreciation of $0.2 million and $0.2 million at December 31, 2013 and 2012, respectively.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

8.	Goodwill and Intangibles

The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	FSS Automotive	FSS Industrial	Total
Net balance as of December 31, 2011	$46,544	$12,424	$58,968
Impairment loss (1)	(5,290)	(4,640)	(9,930)
New acquisitions	223	0	223
Currency translation	(310)	267	(43)
Goodwill, gross	$50,060	$15,524	$65,584
Accumulated impairment losses	(8,893)	(7,473)	(16,366)
Net balance as of December 31, 2012	$41,167	$8,051	$49,218
Currency translation	(139)	(183)	(322)
Goodwill, gross	$50,071	$15,651	$65,722
Accumulated impairment losses	(9,043)	(7,783)	(16,826)
Net balance as of December 31, 2013	$41,028	$7,868	$48,896

Note (1): see Note 15.

At December 31, 2013 and 2012, intangible assets consisted of the following (in thousands):

	WT. Average Remaining Amortization Period (in years)	As of December 31, 2013			As of December 31, 2012
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	5.6	$27,774	$(21,150)	$6,624	$27,661	$(19,585)	$8,076
Customer relationships	11.3	21,013	(17,909)	3,104	21,716	(17,360)	4,356
Trade name	4.9	5,005	(2,944)	2,061	5,019	(2,399)	2,620
Non-compete agreements	0.3	158	(157)	1	1,259	(1,125)	134
Total		$53,950	$(42,160)	$11,790	$55,655	$(40,469)	$15,186

Existing technology, trade name and non-compete agreements are being amortized using the straight line method and customer relationships are being amortized using the accelerated sum-of-the-years digit method. The sum-of-the-years digit method of amortization reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

Amortization expense related to existing technology and customer relationships of approximately $2.3 million, $5.1 million, and $7.5 million for the years ended December 31, 2013, 2012, and 2011, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements for the years ended December 31, 2013, 2012, and 2011, was approximately $0.7 million, $0.7 million, and $0.7 million, respectively, and is reported as a component of operating expense.

Amortization expense as of December 31, 2013 for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
2014	$2,593
2015	2,427
2016	1,981
2017	1,495
2018	1,265
Thereafter	2,029
$11,790

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

9.	Accrued Expenses

The following table details the components of accrued expenses as of December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Accrued warranty	$8,695	$11,639
Accrued payroll obligations	14,307	13,092
Accrued other	19,092	17,425
	$42,094	$42,156

Changes in the Company’s product warranty liability during the years ended December 31, 2013, 2012, and 2011 are as follows (in thousands):

	Years Ended December 31,
Warranty reserve for the period ended:	2013	2012	2011
Balance at beginning of period	$11,639	$10,425	$12,376
Additions from acquisitions	0	275	60
Provisions charged to costs and expenses	3,517	4,640	4,017
Settlements	(4,779)	(2,503)	(4,837)
Adjustments to pre-existing warranties	(1,520)	(1,251)	(1,133)
Effect of foreign currency translation	(162)	53	(58)
Balance at end of period	$8,695	$11,639	$10,425

10.	Income Taxes

Income (loss) before income taxes, equity share in income of unconsolidated affiliates, and non-controlling interests for U.S. and foreign-based operations is shown below (in thousands):

	Years Ended December 31,
	2013	2012	2011
U.S.	$(4,037)	$(29,349)	$(9,755)
Foreign	7,125	15,900	22,075
Income from operations before income taxes and non-controlling interests	$3,088	$(13,449)	$12,320

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(138)	$(94)	$0
State	5	84	(183)
Foreign	5,638	10,308	6,417
	5,505	10,298	6,234
Deferred:
Federal and state	2,565	(9,302)	(3,203)
Foreign	(2,945)	(4,670)	305
Change in valuation allowance	(1,559)	5,857	3,722
	(1,939)	(8,115)	824
Total provision for income taxes	$3,566	$2,183	$7,058

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	At December 31,
	2013	2012
Deferred Tax Assets:
Federal and State NOL Carryovers	$26,049	$28,202
Federal Tax Credit Carryover	1,718	1,842
Foreign NOL and credit Carryovers	8,197	8,459
Inventory reserves	2,723	1,823
Accrued Expenses	10,511	9,338
Intangible Assets	5,530	6,235
Other, net	4,086	2,913
Valuation allowance	(44,508)	(46,284)
Total Deferred Tax Asset	14,306	12,528
Fixed assets and intangibles	(1,526)	(1,373)
Net deferred Tax Asset (Liability)	$12,780	$11,155
Total Deferred assets	$14,363	$13,007
Less: Deferred tax assets, current	10,234	7,999
Net Deferred assets—noncurrent	$4,129	$5,008
Deferred tax liabilities	$(1,583)	$(1,853)
Less: deferred tax liabilities, current	0	(305)
Net deferred tax liabilities—noncurrent	$(1,583)	$(1,548)

Based upon the substantial net operating loss carryovers and a recent history of losses incurred in certain jurisdictions, management cannot conclude that it is more likely than not that the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized. Accordingly, a valuation allowance has been recorded to offset these amounts. The balance of the total valuation allowance was $44.5 million and $46.3 million as of December 31, 2013 and 2012, respectively. In addition, the Company expects to provide a full valuation allowance on substantially all of its net deferred tax assets in the U.S. and certain foreign jurisdictions until it can sustain a level of profitability that demonstrates its ability to utilize the assets. During the year ended December 31, 2012, the Company determined that the recoverability of the net deferred tax assets of our Canadian entities was more likely than not. As a result, the Company released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation allowance was based upon the recent history of earnings of our Canadian entities, forecasted future earnings of this group, and the merger of our Canadian operations into a single legal entity that was completed on January 1, 2013, and which will allow the netting, for income tax reporting purposes, of income with losses incurred within this group.

The Company has federal net operating loss carryforwards of approximately $82.5 million that expire between 2020 and 2033. The Company also has state net operating loss carryforwards of approximately $38.6 million that expire between 2014 and 2033. The Company has net operating loss carryforwards in foreign jurisdictions of approximately $18.6 million that begin to expire in 2014. The Company has research tax credit carryforwards for Federal Income Tax purposes of approximately $1.7 million that expire between 2027 and 2033. The Company also has research and development credit carryforwards for state income tax purposes of approximately $2.9 million, which do not expire for tax reporting purposes. The Company also has $0.2 million of U.S. foreign tax credits that begin to expire in 2017. The Company has tax credits in foreign jurisdictions of $2.6 million that begin to expire in 2021.

Not included in the deferred tax assets as of December 31, 2013 is approximately $1.9 million of excess tax benefits related to employee stock compensation. If and when realized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital, rather than a reduction of the income tax provision.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is based on the consolidated income from operations before income taxes, equity share in income of unconsolidated affiliates, non-controlling interests and extraordinary gain as follows:

	Years Ended December 31,
	2013	2012	2011
Federal statutory income tax rate	34.0%	(34.0)%	34.0%
Permanent differences	(0.8)	2.8	2.4
Valuation Allowance	(50.5)	43.5	30.2
Goodwill impairment	0.0	11.7	0.0
Foreign tax rate differential	17.7	(7.5)	(4.8)
Expiration of NOL’s	6.8	10.4	0.0
State tax, net of federal benefit	(3.1)	(7.4)	(2.3)
Tax credits	(30.9)	(1.2)	(1.5)
Uncertain Tax Positions	151.3	(0.7)	(0.1)
Return to Accrual Adjustments	(8.7)	2.3	0.0
Other	(0.2)	(3.7)	(0.6)
Effective tax rate	115.6%	16.2%	57.3%

As of December 31, 2013, undistributed earnings, except with respect to a portion of undistributed earnings from MTM, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Upon distributions of earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The Company has accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. It is not practical to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2013, approximately $1.5 million in foreign withholding taxes was accrued related to undistributed earnings not considered reinvested. Residual U.S. taxes have been accrued (applied as a reduction to net operating loss carry-forwards) on approximately $26.7 million of earnings of MTM. This amount was deemed to be a constructive dividend creating taxable income for U.S. income tax purposes; upon distribution of earnings in the form of dividend, or otherwise, in excess of these amounts, the Company may be subject to United States income taxes. In addition, the Company would be subject to withholding taxes payable to various foreign countries.

As of December 31, 2013 and 2012, the Company had approximately $12.9 million and $8.1 million, respectively, of unrecognized tax benefits.

The following table summarizes the activities related to the unrecognized tax benefits:

	At December 31,
	2013	2012	2011
Beginning Balance	$8,061	$7,313	$7,048
Increases related to current year tax positions	1,311	0	0
Increases related to prior year tax positions	3,735	828	291
Expiration of the statute of limitations for the assessment of taxes	(187)	(80)	(26)
Ending Balance	$12,920	$8,061	$7,313

The Company’s annual effective tax rate will be reduced if $0.5 million of the Company’s unrecognized tax benefits at December 31, 2013 are recognized. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the additional amount that would affect the effective tax rate is approximately $10.6 million. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and in various foreign and state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2008 and is no longer subject to tax examinations for significant foreign jurisdictions for years prior to 2006. The Company’s policy is to

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

recognize interest expense and penalties related to income tax matters as a component of income tax expenses. During 2013, there were no interest expense and penalties recorded in income tax expense, and at December 31, 2013, there was less than $0.1 million of accrued interest and penalties associated with uncertain tax positions.

The American Taxpayer Relief Act of 2012 (“the Act”) was enacted on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the research and development credit which had previously expired on December 31, 2011. As the legislation was not enacted until after the close of the year ended December 31, 2012, the income tax impact of the retroactive reinstatement and extension was recognized in 2013. The Company does not anticipate any federal income tax benefit due to the existence of deferred tax assets offset by a valuation allowance.

11.	Debt

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of December 31, 2013	December 31, 2013	December 31, 2012
(a) Revolving lines of credit—Italy and Argentina	$10,558	$0	$0
(b) Revolving line of credit—USA.	13,000	0	0
(e) Other indebtedness	428	428	1,021
	$23,986	428	1,021
Less: current portion		213	308
Non-current portion		$215	$713

The debt is scheduled to be repaid as follows (in thousands):

5 year debt payout:
2014	$213
2015	215
2016	0
2017	0
2018	0
Thereafter	0
Total	$428

At December 31, 2013, the Company’s weighted average interest rate on outstanding debt was 1.3%. The Company is party to numerous significant credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at December 31, 2013.

(a) Revolving Lines of Credit—Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $7.3 million, which is unsecured, and $0.7 million that is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.3% to 4.3% as of December 31, 2013. At December 31, 2013 and 2012 there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.5 million. These lines are unsecured with no balance   outstanding at December 31, 2013 and December 31, 2012. At December 31, 2013, the interest rates for the lines of credit in Argentina ranged from 4.5% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit—USA

As of December 31, 2013, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At December 31, 2013 and December 31, 2012, there were no balances outstanding, respectively. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement is April 30, 2014. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount The line of credit contains quarterly covenants which began September 30, 2009, and which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to us or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75 million. At December 31, 2013, the Company was in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits at our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 7.0%.

12.	Equity

(a) Purchase of remaining 50% interest in MTE S.r.l.

On June 1, 2011, the Company purchased the remaining 50% ownership interest in MTE S.r.l. (“MTE”), for €7.5 million (approximately $10.4 million), of which €5.3 million (approximately $7.5 million), was paid on the closing date, with the remaining balance of €2.2 million (approximately $2.9 million) as a guarantee towards possible indemnification obligations of the seller until its payment, which was subsequently paid on January 15, 2012 in accordance with the terms of the agreement. Further performance payments of up to €1.0 million (approximately $1.3 million) in cash may be made no later than 5 days after May 31, 2014 based on the achievement of 2012 and 2013 gross profit targets. As of the closing date of the transaction, the MTE contingent consideration was assigned a fair value of approximately $0.4 million (see Note 18).

(b) Shares Held in Treasury

The Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market, with such match discontinued in 2009 (see Note 18). These shares are carried at cost and classified as a deduction of equity. At December 31, 2013 and 2012, the Company had recorded approximately $0.1 million for the deferred compensation plan.

As of December 31, 2013 and 2012, the Company also had 7,999 shares held in treasury with a value of approximately $0.2 million, of which 1,419 shares came from the surrender of shares tendered for the exercise price in lieu of cash for the exercise of warrants, and 6,580 shares came from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock.

13.	Stock-Based Compensation

The Company has two stock option plans that provided for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. The 2011 Stock Option Plan, which was approved by shareholders on May 23, 2012, provides the Company with an additional 300,000 options for issuance. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Under the Company’s 2009 Restricted Stock Bonus Plan, which was approved by shareholders on August 27, 2009 and replaced the 2006 Incentive Bonus Plan, the Company’s Board of Directors may grant restricted stock to officers, employees and non-employee directors.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Stock-based compensation expense, including expense associated with shares in escrow pertaining to the Evotek acquisition, for the years ended December 31, 2013, 2012, and 2011 was allocated as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$36	$22	$6
Research and development expense	25	762	1,008
Selling, general and administrative expense	301	231	227
	$362	$1,015	$1,241

Excess tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options are recorded as an increase to additional paid-in capital if and when realized. The Company did not record any excess tax benefits in the years ended December 31, 2013, 2012, and 2011 because, due to the net operating loss carry forward position for United States income tax purposes, the Company has not realized excess tax benefits.

Stock-Based Compensation Activity—Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares.

The following table displays stock option activity including the weighted average stock option prices for 2013 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	107,050	$13.69	4.8 yrs	$194
Vested and exercisable at December 31, 2012	60,050	$12.22	2.2 yrs	$194
Granted	46,890	15.06
Exercised	(30,000)	10.53
Forfeited	(10,000)	15.20
Outstanding at December 31, 2013	113,940	$14.95	7.5 yrs	$39
Vested and exercisable at December 31, 2013	35,550	$13.91	4.5 yrs	$39

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period. During the years ended December 31, 2013, 2012, and 2011, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.2 million, $22 thousand, and $44 thousand, respectively, determined as of the date of option exercise.

As of December 31, 2013, total unrecognized stock-based compensation cost related to unvested stock options was $0.8 million, which is expected to be recognized over a weighted-average period of 3.8 years. As of December 31, 2012, total unrecognized stock-based compensation cost related to unvested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 4.0 years.

The following table sets forth summarized information with respect to stock options outstanding, vested and exercisable at December 31, 2013:

Exercise Price Range:	Outstanding at December 31, 2013			Vested and Exercisable at December 31, 2013
	Number of Shares	Average Life (in years)	Average Price	Number of Shares	Average Price
$9.01 to $12.00	15,625	0.4	11.40	15,625	11.40
$12.01 to $15.00	425	0.9	12.04	425	12.04
$15.01 to $20.00	97,890	8.6	15.53	19,500	15.97
	113,940	7.5	$14.95	35,550	$13.91

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Stock-Based Compensation Activity—Restricted Stock

A summary of the unvested restricted stock awards as of December 31, 2013 and the changes during the year then ended are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	12,550	$15.95
Granted to continuing non-employee directors	11,412	15.78
Vested	(12,122)	15.96
Forfeited	(1,902)	15.78
Nonvested at December 31, 2013	9,938	$15.77

As of December 31, 2013, total unrecognized share-based compensation cost related to unvested restricted stock was $0.1 million, which is expected to be recognized over a weighted-average period of 0.4 year.

14.	Changes and reclassifications in Accumulated Other Comprehensive Income (Loss) by Component

(a) Changes in Accumulated Other Comprehensive Income (Loss) by Component (all amounts are net of tax, except foreign currency items)

	Year Ended December 31, 2013 (in thousands)
	Unrealized Gains and (Losses) on Available- for- Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2012	$(9)	$(2,051)	$(2,060)
Current period Other Comprehensive Income activity before reclassifications	55	2,252	2,307
Amounts reclassified from Accumulated Other Comprehensive Loss	9	(695)	(686)
Net current-period Other Comprehensive Income	64	1,557	1,621
Ending balance, December 31, 2013	$55	$(494)	$(439)

	Year Ended December 31, 2012 (in thousands)
	Unrealized Gains and (Losses) on Available- for- Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2011	$0	$(3,664)	$(3,664)
Current period Other Comprehensive Income (Loss) activity before reclassifications	(9)	1,613	1,604
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	0	0	0
Net current-period Other Comprehensive Income	(9)	1,613	1,604
Ending balance, December 31, 2012	$(9)	$(2,051)	$(2,060)

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

(b) Reclassifications out of Accumulated Other Comprehensive Loss

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31, 2013	Year Ended December 31, 2012	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	$ 9	$ 0	Other Expense (Income), net
Foreign Currency Items:
—Foreign currency gain on available for sale securities	(429)	0	Other Expense (Income), net
—Foreign currency gain on sales of BRC Pakistan	(266)	0	Other Expense (Income), net
Total reclassifications for the period	$ (686)	$ 0

15.	Impairments

For the year ended December 31, 2013, the Company recorded no impairments.

During the fourth quarter of 2012, in connection with the Company’s annual goodwill impairment, management determined two of its reporting units, US Automotive included in the FSS Automotive segment and AFS included in the FSS Industrial segment, did not pass the step 1 test, due to lower than expected demand, which negatively impacted the respective reporting units’ forecasts of earnings and cash flows. As a result, the Company concluded it had a triggering event, requiring the assessment of impairment for certain of its long-lived assets. Upon completion of the assessment, the Company concluded the long-lived assets were impaired and recorded a $12.1 million impairment charge associated with intangible assets and equipment. As a result of the US Automotive and AFS reporting units failing step 1 of the goodwill impairment test, the Company completed the step 2 analysis for both units. Upon completion of the step 2 analysis, the Company determined the goodwill associated with each reporting unit was impaired. As a result, the Company recorded a $9.9 million impairment charge in 2012.

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

          For the year ended December 31, 2011, the Company recorded $0.4 million of impairments in cost of goods sold on the consolidated statement of operations.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

16.	Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net (loss) income attributable to Fuel Systems	$(460)	$(15,632)	$5,168
Denominator:
Denominator for basic earnings per share—weighted average number of shares	20,073,360	20,020,487	19,972,969
Effect of dilutive securities:
Employee stock options	0	0	30,845
Unvested restricted stock	0	0	422
Shares held in escrow	0	0	0
Dilutive potential common shares	20,073,360	20,020,487	20,004,236
Basic income per share:
Net income (loss) per share attributable to Fuel Systems	$(0.02)	$(0.78)	$0.26
Diluted income per share:
Net income (loss) per share attributable to Fuel Systems	$(0.02)	$(0.78)	$0.26

The following table represents the numbers of anti-dilutive instruments excluded from the computation of diluted EPS:

	Year Ended December 31,
	2013	2012	2011
Anti-dilutive instruments excluded from computation of diluted net loss per share:
Options	10,143	30,564	n/a
Restricted stock	4,213	1,607	5,143
Shares held in escrow	1,100	58,252	80,979

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

17.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the consolidated balance sheets at December 31, 2013 and 2012 representing related party transactions with the Company.

	As of
	December 31, 2013	December 31, 2012
Current Receivables with related parties:
TCN S.r.L. (a)	$12	$0
Bianco SPA (c)	207	416
Ningbo Topclean Mechanical Technology Co. Ltd. (g)	37	105
Others (i)	0	3
Current Receivables with JVs and related partners:
Rohan BRC (d)	0	778
PDVSA Industrial S.A. (e)	2,531	3,903
	$2,787	$5,205
Current Payables with related parties:
Europlast S.r.L. (a)	962	1,528
TCN S.r.L. (a)	751	1,404
TCN Vd S.r.L. (a)	771	925
Bianco SPA (c)	2	0
A.R.S. Elettromeccanica (f)	239	199
Erretre S.r.L. (b)	15	17
IMCOS Due S.r.L. (h)	53	16
Others (i)	15	11
Current Payables with JVs and related parties:
Ideas & Motions S.r.L. (j)	52	0
	$2,860	$4,100

(a)	The Company’s Chief Executive Officer serves on the Board of Directors of and owns, along with his brother, Pier Antonio Costamagna, 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L.
(b)	Erretre S.r.L. is 85% owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.
(c)	Bianco SPA is 100% owned by TCN S.r.L.
(d)

Rohan BRC is a joint venture which MTM previously owned a 50.01% equity interest in and that was accounted for using the equity method.  In September 2013, the Company acquired an additional 44.89% equity interest in Rohan BRC and, consequently, the Company began consolidating the results of Rohan BRC during third quarter 2013.  (See Note 3).

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

(j)      Ideas & Motion S.r.L. is an Italian consulting and services company in which the Company owns an equity ownership interest of 16.67%

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	(in thousands) Years Ended December 31,
	2013		2012		2011
	Purchases	Sales	Purchases	Sales	Purchases	Sales
Related Party Company:
Europlast S.r.L.	$3,877	$12	$4,524	$43	$4,873	$35
Biemmedue S.r.L.	27	17	33	66	43	113
TCN S.r.L	3,159	0	3,572	9	3,943	67
TCN Vd S.r.L	2,933	11	3,044	0	3,306	0
A.R.S. Elettromeccanica	1,630	0	1,584	0	2,481	0
Ningbo Topclean Mechanical Technology	1,383	0	1,088	0	595	0
Bianco Spa	15	568	89	951	438	613
Erretre S.r.L.	210	3	206	0	147	0
Grosso, de Rienzo, Riscossa e Associati (a)	170	0	146	0	158	0
Others	3	10	5	2	51	27
JVs and related partners:
Ideas & Motions S.r.L	273	0	0	0	0	0
Rohan BRC	290	2,358	3	2,948	1	10,119
PDVSA Industrial S.A.	0	3,037	0	8,444	0	7,314
	$13,970	$6,016	$14,294	$12,463	$16,036	$18,288

(a)	One director of the Company is a partner of the law firm Grosso, de Rienzo, Riscossa e Associati.
(b)	Amounts represent purchases and sales prior to the acquisition that closed on September 13, 2013 (see Note 3).

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon appraisals. These lease agreements begin to expire in 2014, with the last agreement ending in 2020. The Company paid IMCOS Due S.r.L. lease payments of $2.1 million, $1.8 million, and $1.8 million in 2013, 2012, and 2011, respectively. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of $0.4 million, $0.3 million, and $0.2 million in 2013, 2012, and 2011, respectively. The term of this lease reflects the fair market value of such property based upon an appraisal.

The Company entered into an agreement to develop the basic and detailed engineering and outfit the facility for the installation of an integrated production plant for natural gas vehicles for PDVSA in Venezuela. The Company accounts for this project under the completed contract method. As of December 31, 2013 the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $5.6 million and $5.5 million, respectively. As of December 31, 2012 the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totaled approximately $5.6 million and $2.9 million, respectively. At December 31, 2013 and 2012, an advance payment from PDVSA of $1.0 million and of $2.5 million, respectively, is included in accrued expenses.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

During the second quarter of 2012, as a result of not collecting the initial loan, management determined that it is probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement and recorded an allowance for approximately $0.8 million, resulting in a net loan receivable balance of zero. Consequently, as of December 31, 2012, the Company had a net loan receivable balance of zero.

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

18.	Commitments and Contingencies
(a)	Leases

The Company has certain non-cancelable operating leases for facilities and equipment. Future minimum lease commitments under non-cancelable leases at December 31, 2013 are as follows (in thousands):

Years Ending December 31,	Third Party Obligations	Related Party Obligations(1)	Total Obligations
2014	$5,057	$1,905	$6,962
2015	4,438	1,092	5,530
2016	3,483	1,025	4,508
2017	2,860	692	3,552
2018	2,298	521	2,819
Thereafter	854	745	1,599
Total	$18,990	$5,980	$24,970

(1)	See Note 17

Total rental expense under the operating leases for 2013, 2012, and 2011 was approximately $8.0 million, $7.7 million, and $8.4 million, respectively, net of sublease payments of zero, less than $0.1 million, and less than $0.1 million in 2013, 2012, and 2011, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

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

The Company is currently party to claims for wages brought by former DOEM temporary employees. At December 31, 2011, the Company had accrued $2.4 million (€1.8 million) in relation to such claims. During 2012, the Company settled claims for an amount equal to approximately $1.5 million (€1.1 million), while reversing excess accruals for approximately $0.9 million (€0.7 million). During the fourth quarter of 2013, the Company accrued approximately $0.4 million for additional claims.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

(c)	Investment and Tax Savings Plan

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

Under the Canadian Plan employees are required to contribute an amount equal to 0.5 percent up to 4 percent of their earnings, with the Company contributing and amount equal to the employee required contributions, up to a maximum of $4,000 per year. Incremental voluntary contributions by the employees are permitted as long as the total contributions to the plan do not exceed the limits specified under the Canadian Income Tax Act. Approximately 60% of the Canadian employees of the above-mentioned entities were enrolled in this plan as of December 31, 2013. Employer contributions were approximately $0.2 million, $0.1 million, and $0.1 million, in each of the twelve months periods ending December 31 2013, 2012, and 2011, respectively.

The Company’s Investment and Tax Savings Plan (the “401(k) plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The 401(k) plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All U.S. employees who are at least age twenty-one or older are eligible to participate in the 401(k) plan immediately and can enter the 401(k) plan on the first day of each month. Eligible employees of the Company who elect to participate in the 401(k) plan may contribute into the plan from 1% to 100% of compensation. The Company’s matching contributions are discretionary and match 100% on the first 3% of the elective salary deferrals. Approximately 70% and 60% of eligible employees were enrolled in the 401(k) plan at December 31, 2013 and December 31, 2012, respectively. The Company match was suspended in 2009 and restored in 2011. Employer contributions were $0.2 million, $0.3 million, and $0.2 million for 2013, 2012, and 2011, respectively.

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

The cash contributed by the Company on the participant’s behalf has been invested in Company’s common stock acquired in the open market, which is carried at cost and classified as a deduction of equity in shares held in treasury on the consolidated balance sheet (see Note 12 for further discussion). The value of the Company’s common stock is calculated and recorded as a liability at market value and is classified as a long-term liability on the Company’s consolidated balance sheet. Any changes in the market value of the Company’s Common Stock are recorded in selling general and administrative expense. The Company includes the common stock of the plan in its computations of basic and diluted net income per share. The Company consolidates the assets of the deferred compensation plan as part of the Company’s assets at the end of each quarter, which are classified as long-term investments on the Company’s consolidated balance sheet. At December 31, 2013 and 2012, the assets under the plan, included in long-term investments, were $0.7 million and $0.6 million, respectively. At December 31, 2013 and 2012 the liabilities under the plan were $0.8 million and $0.7 million, respectively.

(e)	Severance Funds

Italian law requires companies to make a mandatory termination payment called the Trattamento di Fine Rapporto (“TFR”) to employees. It is paid, as a lump sum, when the employment ends for any reason such as retirement, resignation, or layoff. The severance indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration. There is no vesting period or funding requirement associated with the liability. The liability recorded in the consolidated balance sheet is the amount that the employee would be entitled to if employment ceased immediately. During 2013, 2012, and 2011, the Company had recorded approximately $2.4 million, $2.0 million, and $2.1 million, respectively, in expense for TFR and has a long-term liability accrued in the amount of $5.1 million, $4.8 million as of December 31, 2013 and 2012, respectively. This liability for severance indemnities relates to the Company’s employees in Italy.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

(f)	Liability for Contingent Consideration

Liability for Contingent Consideration—MTE

In connection with the purchase of the remaining 50% ownership interest in MTE S.r.L. (“MTE”), which took place on June 1, 2011, the Company could have been required to pay up to $1.3 million (€1.0 million) in earnout payments no later than 5 days after May 31, 2014, upon achievement of 2012 and 2013 gross profit targets.

During the fourth quarter of 2012, the estimated fair value of the MTE contingent consideration liability in connection with the achievement of 2012 and 2013 gross profit targets was reversed, primarily due to a reduction in the probability-weighted estimates based on updated forecast. The reduction in the fair value estimate resulted in a gain of approximately $0.4 million (€0.3 million) for the twelve months ended December 31, 2012, which was recorded in operating expenses in the Consolidated Statement of Operations. Consequently, the balance of the MTE contingent consideration liability as of December 31, 2013 and 2012 was equal to zero in both periods.

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

In April 2013, the Company reached an agreement with the former owners of Natural Drive that released the Company from any obligation associated with the potential earnout. Consequently, the balance of the NaturalDrive contingent consideration liability as of December 31, 2013 and 2012 was equal to zero and $0.4 million, respectively.

Liability for Contingent Consideration—PCI

The PCI purchase agreement provided for the disbursement of $7.7 million, paid at closing, with an additional payment of $4.0 million, held in escrow, due upon the achievement of a system installation volume milestone prior to December 31, 2011. The agreement also provided for further performance payments of up to $20 million in Fuel Systems common stock to be made in the future based on the achievement of specific 2011 and 2012 revenue targets.

During the second and fourth quarters of 2011 the estimated fair value of the PCI contingent consideration liability in connection with the further performance payments of up to $20 million in Fuel Systems Solutions stock was reversed, primarily due to a reduction in the probability-weighted revenue estimate based on updated forecast. The reduction in the fair value estimate resulted in a gain of approximately $1.1 million for the year ended December 31, 2011, which was recorded in operating expenses in the Consolidated Statement of Operations. The additional $4.0 million due upon successful achievement of a system installation volume milestone prior to December 31, 2011 was paid in November 2011, and the related escrow was released. The earn out required threshold targets were not achieved for calendar years 2012 and 2011. Consequently, the balance of the PCI contingent consideration liability as of December 31, 2013 and 2012 was equal to zero in both periods.

19.	Business Segment and Geographic Information

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Financial Information by Business Segment. Financial information by business segment follows (in thousands):

	Years Ended December 31,
Revenue:	2013	2012	2011
FSS Industrial	$123,351	$122,674	$122,998
FSS Automotive	276,490	271,273	295,136
Total	$399,841	$393,947	$418,134

	Years Ended December 31,
Operating Income (Loss):	2013	2012	2011
FSS Industrial	$9,811	$4,644	$14,662
FSS Automotive	1,117	(11,833)	2,270
Corporate Expenses (1)	(6,519)	(6,097)	(5,107)
Total	$4,409	$(13,286)	$11,825

(1)	Represents corporate expense not allocated to either of the business segments.

	As of December 31,
Total Assets:	2013	2012
FSS Industrial	$131,022	$132,370
FSS Automotive	314,018	287,609
Corporate (1)	187,778	193,677
Eliminations	(217,519)	(193,838)
Total	$415,299	$419,818

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

	Years Ended December 31,
Capital Expenditures:	2013	2012	2011
FSS Industrial	$2,679	$3,214	$1,986
FSS Automotive	6,559	10,490	10,144
Corporate	268	0	0
Total	$9,506	$13,704	$12,130

Geographic Information.

The Company’s geographic information for revenue to unaffiliated customers and long-lived assets is shown below. The basis for determining revenue is the geographic location of the customer. Long-lived assets represent long-term tangible assets that are physically located in the region as indicated (in thousands):

	Years Ended December 31,
Revenue:	2013	2012	2011
North America (1)	$118,718	$98,590	$110,812
Europe:
Italy	74,987	76,026	55,708
All other (2)	78,219	78,623	78,801
Asia & Pacific Rim (2)	66,577	73,425	99,264
Latin America (2)	61,340	67,283	73,549
Total	$399,841	$393,947	$418,134

(1)	Revenue predominately from the United States.
(2)	No one country represents more than 10% of total consolidated revenue.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	As of December 31,
Long-Lived Assets:	2013	2012
North America (1)	$9,373	$8,885
Europe:
Italy:	44,695	45,269
All other (2)	893	932
Asia & Pacific Rim (2)	792	513
Latin America (2)	2,649	3,769
Total	$58,402	$59,368

(1)	Of which located in the United States approximately $4.9 million and $4.2 million at December 31, 2013 and 2012, respectively.
(2)	No one country represents more than 10% of total consolidated long-lived assets.

20.	Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

In 2013, 2012, and 2011, no customers represented more than 10.0% of the consolidated sales.

Accounts Receivable

At December 31, 2013, no customers represented more than 10.0% of the consolidated account receivable. At December 31, 2012, one customer represented 10.8% of consolidated accounts receivable.

Purchases

During 2013, 2012, and 2011, no suppliers represented more than 10.0% of the consolidated purchases of raw materials and services. In 2013, 2012, and 2011, ten suppliers accounted for approximately 26.7%, 24.4%, and 23.5%, respectively, of consolidated purchases of raw materials and services.

Cash

Operating cash balances held at non-U.S. banks, primarily in Europe, represent 77.1% and 74.2% of the Company’s consolidated cash and cash equivalents at December 31, 2013 and 2012, respectively.

21.	Supplementary Cash Flow Information

Supplementary cash flow information for 2013, 2012, and 2011 is as follows (in thousands):

	Years Ended December 31,
Supplementary Cash Flow Information:	2013	2012	2011
Interest paid	$18	$357	$507
Taxes paid (including franchise taxes)	$10,946	$2,808	$7,044
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Acquisition of equipment in accounts payable	$725	$741	$2,044
Acquisition of non-controlling interest in accrued expenses (see Note 12)	$0	$0	$2,882
Issuance of 52,317 shares of common stock for the acquisition of Natural Drive	$0	$0	$1,464

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

22.	Quarterly Results of Operations

A summary of the unaudited quarterly consolidated results of operations follows (in thousands, except per share amounts).

First Qtr.		Second Qtr.	Third Qtr.	Fourth Qtr.
2013	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$98,600	$111,095	$97,573	$92,573
Cost of revenue	76,982	85,276	75,506	74,939
Gross profit	21,618	25,819	22,067	17,634
Operating expenses	20,481	20,998	20,443	20,807
Operating income (loss)	1,137	4,821	1,624	(3,173)
Interest income (loss), net	16	27	(7)	179
Net (loss) income attributable to Fuel Systems Solutions, Inc.	(725)	2,580	1,032	(3,347)
Net (loss) income per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.04)	$0.13	$0.05	$(0.16)
Diluted	$(0.04)	$0.13	$0.05	$(0.16)

First Qtr.		Second Qtr.	Third Qtr.	Fourth Qtr.
2012	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$97,390	$108,951	$89,561	$98,045
Cost of revenue	74,828	79,844	70,728	76,713
Gross profit	22,562	29,107	18,833	21,332
Operating expenses	21,520	22,877	18,614	42,109 (a)
Operating income (loss)	1,042	6,230	219	(20,777)
Interest income, net	80	11	109	129
Net income (loss) attributable to Fuel Systems Solutions, Inc.	(1,202)	7,148	(618)	(20,960)
Net income (loss) per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.06)	$0.36	$(0.03)	$(1.05)
Diluted	$(0.06)	$0.36	$(0.03)	$(1.05)

(a)

Includes impairment charges for approximately $22.0 million (see Note 15), as well as reversal of contingent consideration for approximately $0.5 million for NaturalDrive and $0.4 million for MTE (see Note 18).

FUEL SYSTEMS SOLUTIONS, INC.

SCHEDULE II—VALUATION ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts for the period ended:
December 31, 2013	$4,349	$583	$(939)	$3,993
December 31, 2012	$2,665	$2,299	$(615)	$4,349
December 31, 2011	$2,858	$641	$(834)	$2,665
Deferred tax valuation allowance for the period ended:
December 31, 2013	$46,284	$2,211	$(3,987)	$44,508
December 31, 2012	$40,427	$5,857	$0	$46,284
December 31, 2011	$36,705	$3,722	$0	$40,427