Form 10-Q
period 2014-03-31
Fuel Systems Solutions, Inc.
filed 2014-05-08
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2014:

20,096,010 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$81,002	$80,961
Accounts receivable, less allowance for doubtful accounts of $4,037 and $3,993 at March 31, 2014 and December 31, 2013, respectively	56,839	65,008
Inventories	98,614	95,052
Deferred tax assets, net	10,588	10,234
Other current assets	21,751	21,490
Short-term investments	14,529	14,615
Related party receivables	2,949	2,787
Total current assets	286,272	290,147
Equipment and leasehold improvements, net	57,960	58,402
Goodwill, net	47,827	48,896
Deferred tax assets, net	3,997	4,129
Intangible assets, net	10,832	11,790
Other assets	1,234	1,260
Long-term investments	675	675
Total Assets	$408,797	$415,299
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$41,684	$40,702
Accrued expenses	40,462	42,094
Income taxes payable	441	216
Current portion of term loans and debt	197	213
Related party payables	2,769	2,860
Total current liabilities	85,553	86,085
Term and other loans	215	215
Other liabilities	8,173	8,364
Deferred tax liabilities	1,429	1,583
Total Liabilities	95,370	96,247
Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at March 31, 2014 and December 31, 2013	0	0
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,104,009 issued and 20,096,010 outstanding at March 31, 2014; and 20,104,009 issued and 20,096,010 outstanding at December 31, 2013	20	20
Additional paid-in capital	320,440	320,345
Shares held in treasury, 7,999 shares at March 31, 2014 and December 31, 2013	(297)	(295)
Retained earnings (accumulated deficit)	(2,741)	(735)
Accumulated other comprehensive loss	(4,145)	(439)
Total Fuel Systems Solutions, Inc. Equity	313,277	318,896
Non-controlling interests	150	156
Total Equity	313,427	319,052
Total Liabilities and Equity	$408,797	$415,299

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$81,296	$98,600
Cost of revenue	63,895	76,982
Gross profit	17,401	21,618
Operating expenses:
Research and development expense	6,389	6,525
Selling, general and administrative expense	13,294	13,956
Total operating expenses	19,683	20,481
Operating (loss) income	(2,282)	1,137
Other income (expense), net	525	(335)
Interest income, net	13	16
(Loss) income from operations before income taxes and non-controlling interests	(1,744)	818
Income tax expense	(260)	(1,543)
Net loss	(2,004)	(725)
Less: Net (income) attributable to non-controlling interests	(2)	0
Net loss attributable to Fuel Systems Solutions, Inc.	(2,006)	(725)
Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.10)	$(0.04)
Diluted	$(0.10)	$(0.04)
Number of shares used in per share calculation:
Basic	20,096,010	20,049,428
Diluted	20,096,010	20,049,428

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands); (Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(2,004)	$(725)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(3,717)	(7,546)
Unrealized gain (loss) on investments arising during period	16	(17)
Foreign currency unrealized gain on investments during period	(13)	(497)
Net realized gain reclassified during period (1)	0	(420)
Other comprehensive loss, net of tax except for foreign currency items	(3,714)	(8,480)
Comprehensive loss	(5,718)	(9,205)
Less: net comprehensive loss attributable to non-controlling interests	6	0
Comprehensive loss attributable to Fuel Systems Solutions, Inc.	$(5,712)	$(9,205)

(1)     See Note 11

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands); (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,004)	$(725)
Less: Net income attributable to the non-controlling interest	2	0
Net loss attributable to Fuel Systems Solutions, Inc.	(2,006)	(725)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	2,707	2,755
Amortization of intangibles arising from acquisitions	659	826
Provision for doubtful accounts	34	0
Write down of inventory	636	100
Other non-cash items	12	0
Deferred income taxes	(758)	(484)
Unrealized (gain) loss on foreign exchange transactions	(29)	795
Compensation expense related to equity awards	95	79
Gain on disposal of equipment and other assets	0	(415)
Reduction of contingent consideration	0	(406)
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	7,201	(2,873)
Increase in inventories	(5,938)	(5,482)
Increase in other current assets	(889)	(2,771)
Decrease (increase) in other assets	20	(640)
Increase in accounts payable	2,070	10,920
Increase in income taxes payable	285	1,433
Decrease in accrued expenses	(404)	(426)
(Decrease) increase in long-term liabilities	(162)	95
Receivables from/payables to related party, net	(214)	(805)
Net cash provided by operating activities	3,319	1,976
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,645)	(2,330)
Purchase of investments	0	(12,626)
Sale of investments	0	6,753
Other	84	75
Net cash used in investing activities	(3,561)	(8,128)
Cash flows from financing activities:
Payments on term loans and other loans	(15)	(34)
Other	(2)	11
Net cash used in financing activities	(17)	(23)
Net decrease in cash and cash equivalents	(259)	(6,175)
Effect of exchange rate changes on cash	300	(1,449)
Net increase (decrease) in cash and cash equivalents	41	(7,624)
Cash and cash equivalents at beginning of period	80,961	75,675
Cash and cash equivalents at end of period	$81,002	$68,051
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment in accounts payable	$61	$192

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2013 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended March 31, 2014 and 2013 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2014, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Cash, cash equivalents, and marketable securities consist of the following (in thousands):

	As of
	March 31, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$64,842	$72,302
Money market funds	16,160	8,659
Total cash and cash equivalents	$81,002	$80,961
Investments:
Available for sale securities:
German Government bonds (1)	12,529	12,615
Trading securities:
Deferred Compensation Plan assets	675	675
Other investments, held to maturity:
Time deposits	2,000	2,000
Total investments	$15,204	$15,290
Short term investments	$14,529	$14,615
Long term investments	$675	$675

Note (1): The contractual maturity date is October 10, 2014.

The following table summarizes unrealized gains and losses related to the Company’s investments designated as available-for-sale (in thousands):

	As of March 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$12,226	$71	$0	$232	$12,529
Total	$12,226	$71	$0	$232	$12,529

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$12,315	$55	$0	$245	$12,615
Total	$12,315	$55	$0	$245	$12,615

During the three months ended March 31, 2013, there were realized gains of approximately $0.4 million pertaining to €5.0 million of notional amount of German Government bonds acquired above par at 100.435 in June of 2012 for $6.3 million, with a maturity date of March 14, 2014, and sold before maturity at 100.09 on February 8, 2013 for approximately $6.8 million. The related proceeds, as well as additional cash, were reinvested into a new purchase of prime-rated German government bonds for approximately $12.6 million, with a maturity date of October 10, 2014.

Unrealized gains and losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the three months ended March 31, 2014 and 2013 were less than $0.1 million in both periods.

As of March 31, 2014 and 2013, the Company did not have any investments in available for sale marketable securities that were in an unrealized loss position for a period of 12 months or greater.

At March 31, 2014 and December 31, 2013, restricted cash balance was approximately $0.5 million included in other assets.

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

	As of March 31, 2014	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$16,160	$16,160	$0	$0
Available for sale securities:
German Government bonds	12,529	12,529	0	0
Trading securities:
Deferred Compensation Plan assets	675	0	675	0
Other investments, held to maturity:
Time deposits	2,000	0	2,000	0
Total	$31,364	$28,689	$2,675	$0

	As of December 31, 2013	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$8,659	$8,659	$0	$0
Available for sale securities:
German Government bonds	12,615	12,615	0	0
Trading securities:
Deferred Compensation Plan assets	675	0	675	0
Other investments, held to maturity:
Time deposits	2,000	0	2,000	0
Total	$23,949	$21,274	$2,675	$0

5. Inventories

Inventories, consisting of raw materials and parts, work-in-process, and finished goods are stated at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

Inventories are comprised of the following (in thousands):

	As of
	March 31, 2014	December 31, 2013
Raw materials and parts	$58,280	$56,790
Work-in-process	2,254	1,503
Finished goods	38,080	36,759
Total inventories	$98,614	$95,052

6. Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	March 31, 2014	December 31, 2013
Dies, molds, and patterns	$5,648	$5,677
Machinery and equipment	67,901	67,673
Office furnishings and equipment	21,717	21,092
Automobiles and trucks	5,149	4,548
Leasehold improvements	25,367	25,259
Total equipment and leasehold improvements	125,782	124,249
Less: accumulated depreciation	(67,822)	(65,847)
Equipment and leasehold improvements, net of accumulated depreciation	$57,960	$58,402

Depreciation expense related to equipment and leasehold improvements was $2.7 and $2.8 million for the three months ended March 31, 2014 and 2013, respectively.

7. Goodwill and Intangibles

The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2014 are as follows (in thousands):

	FSS Automotive	FSS Industrial	Total
Goodwill, gross	$50,071	$15,651	$65,722
Accumulated impairment losses	(9,043)	(7,783)	(16,826)
Net balance as of December 31, 2013	$41,028	$7,868	$48,896
Currency translation	(965)	(104)	(1,069)
Goodwill, gross	$49,102	$15,676	$64,778
Accumulated impairment losses	(9,039)	(7,912)	(16,951)
Net balance as of March 31, 2014	$40,063	$7,764	$47,827

At March 31, 2014 and December 31, 2013, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of March 31, 2014			As of December 31, 2013
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	5.5	$27,465	$(21,258)	$6,207	$27,774	$(21,150)	$6,624
Customer relationships	11.3	20,285	(17,543)	2,742	21,013	(17,909)	3,104
Trade name	4.7	4,908	(3,025)	1,883	5,005	(2,944)	2,061
Non-compete agreements	0	0	0	0	158	(157)	1
Total		$52,658	$(41,826)	$10,832	$53,950	$(42,160)	$11,790

Amortization expense related to existing technology and customer relationships of $0.5 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Nine months ending December 31, 2014	$1,861
2015	2,342
2016	1,940
2017	1,465
2018	1,246
2019	798
Thereafter	1,180
$10,832

8. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

Changes in the Company’s product warranty liability, included within Accrued expenses on the Condensed Consolidated Balance Sheets, during the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$8,695	$11,639
Provisions charged to costs and expenses	998	1,739
Settlements	(1,016)	(2,259)
Adjustments to pre-existing warranties	(316)	(647)
Effect of foreign currency translation	(149)	(175)
Balance at end of period	$8,212	$10,297

9. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2014 was (14.9)% compared to an effective tax rate of 188.6% for the three months ended March 31, 2013.

The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions (“loss jurisdictions”) for which no tax benefit has been recorded. For the three months ended March 31, 2014 and 2013, the Company incurred a pre-tax loss of approximately $2.3 million and $3.2 million, respectively, in the loss jurisdictions. The Company continues to believe that the likelihood of recoverability of the net deferred tax assets in the loss jurisdictions is less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on the entire domestic and certain foreign jurisdictions deferred tax assets.

As of March 31, 2014, the Company had approximately $12.9 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the three months ended March 31, 2014. Although it is reasonably possible that our unrecognized tax benefits will change over the next 12 months, the Company does not anticipate such changes to have a significant impact on our income tax expense due to the valuation allowance position maintained in certain jurisdictions.

10. Debt Payable

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of March 31, 2014	March 31, 2014	December 31, 2013
(a) Revolving lines of credit—Italy and Argentina	$9,721	$0	$0
(b) Revolving line of credit—USA	13,000	0	0
(c) Other indebtedness	0	412	428
	$22,721	412	428
Less: current portion		197	213
Non-current portion		$215	$215

At March 31, 2014, the Company’s weighted average interest rate on outstanding debt was 1.1%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at March 31, 2014. The fair value of the debt obligations approximated the recorded value as of March 31, 2014 and December 31, 2013 and represents a Level 3 measurement within the fair value hierarchy (see Note 4).

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $7.0 million which is unsecured and $0.7 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.3% to 4.3% as of March 31, 2014. At March 31, 2014 and December 31, 2013, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.1 million. These lines are unsecured with no balance outstanding at March 31, 2014 and December 31, 2013. At March 31, 2014, the interest rates for the lines of credit in Argentina ranged from 4.5% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of March 31, 2014, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At March 31, 2014 and December 31, 2013, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement was April 30, 2014, which was subsequently renewed to April 30, 2015 (Note 18). At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135.0 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75.0 million. At March 31, 2014, the Company was in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving the Company’s foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 7.0%.

11. Changes and reclassifications in Accumulated Other Comprehensive Income (Loss) by Component

(a) Changes in Accumulated Other Comprehensive Income (Loss) by Component (all amounts are net of tax, except foreign currency items)

	Three Months Ended March 31, 2014 (in thousands)
	Unrealized Gains and (Losses) on Available- for- Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2013	55	(494)	(439)
Current period Other Comprehensive Income (Loss) activity before reclassifications	16	(3,722)	(3,706)
Net current-period Other Comprehensive Income (Loss)	16	(3,722)	(3,706)
Ending balance, March 31, 2014	71	(4,216)	(4,145)

	Three Months Ended March 31, 2013 (in thousands)
	Unrealized Gains and (Losses) on Available- for- Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2012	(9)	(2,051)	(2,060)
Current period Other Comprehensive Income activity before reclassifications	(17)	(8,043)	(8,060)
Amounts reclassified from Accumulated Other Comprehensive Loss	9	(429)	(420)
Net current-period Other Comprehensive Income	(8)	(8,472)	(8,480)
Ending balance, March 31, 2013	(17)	(10,523)	(10,540)

(b) Reclassifications out of Accumulated Other Comprehensive Loss

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	$0	$9	Other Expense (Income), net
Foreign Currency Items:
Foreign currency gain on available for sale securities	0	(429)	Other Expense (Income), net
Total reclassifications for the period	$0	$(420)

12. Stock-Based Compensation

The Company has two stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. The 2011 Stock Option Plan, which was approved by shareholders on May 23, 2012, provided the Company with an additional 300,000 options for issuance. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Under the Company’s 2009 Restricted Stock Bonus Plan, which was approved by shareholders on August 27, 2009 and replaced the 2006 Incentive Bonus Plan, the Company’s Board of Directors may grant restricted stock to officers, employees and non-employee directors.

Stock-based compensation expense for the three months ending March 31, 2014 and 2013 was allocated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$9	$9
Research and development expense	7	4
Selling, general and administrative expense	79	66
	$95	$79

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits as a result of the net operating loss carry-forward position for United States income tax purposes.

Stock-Based Compensation Activity – Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares.

The following table displays stock option activity including the weighted average stock option prices for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	113,940	$14.95	7.5yrs	$39
Granted	0	0
Exercised	0	0
Forfeited	(10,000)	11.40
Outstanding at March 31, 2014	103,940	$15.30	7.9 yrs	$0
Vested and exercisable at March 31, 2014	25,550	$14.90	5.9 yrs	$0

The aggregate intrinsic value as of a particular date is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period.

As of March 31, 2014, total unrecognized stock-based compensation cost related to unvested stock options was $0.7 million, expected to be recognized over a weighted-average period of 3.5 years. As of December 31, 2013, total unrecognized stock-based compensation cost related to unvested stock options was $0.8 million, expected to be recognized over a weighted-average period of 3.8 years.

Stock-Based Compensation Activity – Restricted Stock

A summary of unvested restricted stock awards as of March 31, 2014 and changes during the three month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	11,380	$15.53
Granted	0	0
Vested	0	0
Forfeited	0	0
Nonvested at March 31, 2014	11,380	$15.53

As of March 31, 2014, total unrecognized stock-based compensation cost related to unvested restricted stock was less than $0.1 million, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

13. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss attributable to Fuel Systems Solutions, Inc.	$(2,006)	$(725)
Denominator:
Denominator for basic earnings per share—weighted average number of shares	20,096,010	20,049,428
Effect of dilutive securities:
Employee stock options	0	0
Unvested restricted stock	0	0
Dilutive potential common shares	20,096,010	20,049,428
Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.10)	$(0.04)
Diluted	$(0.10)	$(0.04)

The following table represents the numbers of anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
Anti-dilutive instruments excluded from computation of diluted net income per share:
Options	97,890	82,112
Restricted stock	11,380	12,550
Shares held in escrow	0	4,460

14. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 representing related party transactions with the Company:

	As of
	March 31, 2014	December 31, 2013
Current Receivables with related parties:
TCN S.r.L. (a)	$0	$12
TCN Vd S.r.L. (a)	7	0
Bianco SPA (c)	230	207
Ningbo Topclean Mechanical Technology Co. Ltd. (f)	112	37
Others (h)	6	0
Current Receivables with JVs and related partners:
PDVSA Industrial S.A. (d)	2,594	2,531
	$2,949	$2,787
Current Payables with related parties:
Europlast S.r.L. (a)	951	962
TCN S.r.L. (a)	946	751
TCN Vd S.r.L. (a)	498	771
Bianco SPA (c)	0	2
A.R.S. Elettromeccanica (e)	244	239
Erretre S.r.L. (b)	24	15
IMCOS Due S.r.L. (g)	71	53
Others (h)	35	15
Current Payable with JVs and related partners:
Ideas & Motion S.r.L. (i)	0	52
	$2,769	$2,860

(a)

The Company’s Chief Executive Officer serves on the Board of Directors of and owns, along with his brother, Pier Antonio Costamagna (who retired as an executive officer of the Company and as General Manager of MTM S.r.L., effective February 5, 2014), 40% of Europlast, 30% of TCN S.r.L. and 30% of TCN Vd S.r.L.

(b)	Erretre S.r.L. is 85% owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.
(c)	Bianco SPA is 100% owned by TCN S.r.L.
(d)	PDVSA Industrial S.A. (“PDVSA”) is a 70% owner of a joint venture, Sistemas De Conversion Del Alba, S.A. (“SICODA”) with the remaining 30% owned by the Company.
(e)	A.R.S. Elettromeccanica is owned by Biemmedue S.r.L., and is indirectly 100% owned by the Company’s Chief Executive Officer and his immediate family.
(f)	Ningbo Topclean Mechanical Technology is 100% owned by MTM Hydro S.r.L.
(g)

The Company’s Chief Executive Officer owns 100% of IMCOS Due S.r.L., 100% of Biemmedue S.p.A., and 46% of MTM Hydro S.r.L. with his immediate family and serves on the Board of Directors for each company.

(h)

Includes Biemmedue S.p.A. (see note (h) above), MTM Hydro S.r.L (see note (g) above), and Immobiliare IV Marzo (40% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna, and one employee of the Company).

(i)	Ideas & Motion S.r.L. is an Italian consulting and services company in which the Company owns an equity ownership interest of 16.67%.

The following table sets forth amounts (services and goods) purchased from and sold to related parties (in thousands).

	Three Months Ended March 31,
	2014		2013
	Purchases	Sales	Purchases	Sales
Company:
Europlast S.r.L.	$977	$1	$1,192	$10
Biemmedue S.p.A.	3	11	12	0
TCN S.r.L	825	0	1,005	0
TCN Vd S.r.L	506	0	868	0
A.R.S. Elettromeccanica	353	0	521	0
Ningbo Topclean Mechanical Technology	344	0	563	0
Bianco Spa	27	190	7	172
Erretre S.r.L	51	0	61	1
Grosso, de Rienzo, Riscossa e Associati (a)	114	0	0	0
Ideas & Motion S.r.L	34	0	0	0
Others	81	0	1	0
JVs and related partners:
Rohan BRC (b)	0	0	0	634
PDVSA Industrial S.A.	0	0	0	2,249
	$3,315	$202	$4,230	$3,066
(a)	One director of the Company is a partner of the law firm Grosso, de Rienzo, Riscossa e Associati.
(b)	Amounts represent purchases and sales prior to the acquisition that closed on September 13, 2013 (see Note 2).

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon appraisals. These lease agreements begin to expire in 2014, with the last agreement ending in 2020. The Company paid IMCOS Due S.r.L. lease payments of $0.5 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. In April 2014, IMCOS Due S.r.L. purchased two properties from a third party, which are currently being leased by the Company. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of $0.1 million and less than $0.1 million for the three months ended March 31, 2014 and 2013, respectively. The terms of these leases reflect the fair market value of such properties based upon appraisals.

The Company entered into an agreement with PDVSA to develop the basic and detailed engineering, and outfit the facility for the installation of an integrated production plant for natural gas vehicles for SICODA in Venezuela. The Company accounts for this project under the completed contract method. As of March 31, 2014, the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $6.0 million and $5.0 million, respectively. As of December 31, 2013, the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $5.6 million and $5.5 million, respectively. At both March 31, 2014 and December 31, 2013, an advance payment from PDVSA of $1.0 million is included in accrued expenses.

15. Commitments and Contingencies

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

The Company is currently party to claims for wages brought by former DOEM temporary employees. At December 31, 2011, the Company had accrued $2.4 million (€1.8 million) in relation to such claims. During 2012, the Company settled claims for an amount equal to approximately $1.5 million (€1.1 million), while reversing excess accruals for approximately $0.9 million (€0.7 million). During the fourth quarter of 2013, the Company accrued approximately $0.4 million for additional claims. During the three months ended March 31, 2014 the Company settled claims for approximately $0.2 million. As of March 31, 2014 the Company has approximately $0.2 million accrued for additional claims.

16. Business Segment Information

Business Segments. FSS Automotive consists of the Company’s passenger and light duty commercial transportation (automotive OEM and aftermarket) and transportation infrastructure operations (compressors). FSS Industrial consists of the Company’s industrial mobile and stationary equipment and auxiliary power unit (APU), and the Company’s heavy duty commercial transportation operations.

Corporate expenses consist of general and administrative expenses at the Fuel Systems corporate level. Intercompany sales between FSS Industrial and FSS Automotive have been eliminated in the results reported.

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies contained in the Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended March 31,
Revenue:	2014	2013
FSS Industrial	$26,931	$31,946
FSS Automotive	54,365	66,654
Total	$81,296	$98,600

	Three Months Ended March 31,
Operating Income (Loss):	2014	2013
FSS Industrial	$1,893	$2,462
FSS Automotive	(2,279)	262
Corporate Expenses (1)	(1,896)	(1,587)
Total	$(2,282)	$1,137

(1)	Represents corporate expense not allocated to either of the business segments.

	As of
Total Assets:	March 31, 2014	December 31, 2013
FSS Industrial	$140,310	$131,022
FSS Automotive	303,850	314,018
Corporate (1)	186,316	187,778
Eliminations	(221,679)	(217,519)
Total	$408,797	$415,299

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

17. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three months ended March 31, 2014 and 2013, no customers represented more than 10.0% of consolidated sales.

Accounts Receivable

At March 31, 2014, one customer represented 10.9% of consolidated accounts receivable. At December 31, 2013, no customers represented more than 10.0% of consolidated accounts receivable.

18. Subsequent Events

On April 30, 2014, the Company renewed its $13.0 million unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) that had expired on the same day. Upon renewal, the maximum aggregate principal amount of loans outstanding at any time under the credit facility was increased to $20.0 million and the new maturity date for the agreement is April 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, references to “Fuel Systems” or the “Company” and to first-person pronouns, such as “we”, “our” and “us”, refer to Fuel Systems Solutions, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Fuel Systems’ Annual Report on Form 10-K for the year ended December 31, 2013.

The Company’s business is subject to seasonal influences. Therefore, operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year.

Forward-looking Statements

This Quarterly Report on Form 10-Q, both in the Management’s  Discussion and Analysis of Financial Condition and Results of Operations that follows and elsewhere, contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-Q. These statements are not historical facts, but instead involve known and unknown risks, uncertainties and other factors that may cause our or our company’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward looking statements. Statements in this Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Words such as: “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seeks,” “on-going” or the negative of these terms or other comparable terminology often identify forward-looking statements, although not all forward-looking statements contain these words. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and beliefs concerning future business conditions, our results of operations, financial position and our business outlook, or state other “forward-looking” information based on currently available information. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, the unpredictable nature of the developing alternative fuel U.S. automotive market, customer dissatisfaction with our products or services, the inability to deliver our products on schedule, a further slowing of economic activity, our ability to maintain customer program relationships, potential changes in tax policies and government incentives and their effect on the economic benefits of our products to consumers, the continued weakness in financial and credit markets, the growth of non-gaseous alternative fuel products and other new technologies, the price differential between alternative gaseous fuels and gasoline, and the repeal or implementation of government regulations relating to reducing vehicle emissions, economic uncertainties caused by political instability in certain of the markets we do business in, our ability to realign costs with current market conditions, as well as the risks and uncertainties included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our other periodic reports filed with the SEC. These forward-looking statements are not guarantees of future performance. We cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not place undue reliance on these forward looking statements. The forward-looking statements made in this Form 10-Q relate to events and state our beliefs, intent and our view of future events only as of the date of the filing of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

We offer an array of components, systems and fully integrated solutions for our customers, including:

—	fuel delivery—pressure regulators, fuel injectors, flow control valves and other components designed to control the pressure, flow and/or metering of gaseous fuels;
—	electronic controls—solid-state components and proprietary software that monitor and optimize fuel pressure and flow to meet manufacturers’ engine requirements;
—	gaseous fueled internal combustion engines—engines manufactured by OEMs that are integrated with our fuel delivery and electronic controls;
—	systems integration—systems integration support to integrate the gaseous fuel storage, fuel delivery and/or electronic control components and sub-systems to meet OEM and aftermarket requirements;
—	auxiliary power systems—fully integrated auxiliary power systems for truck and diesel locomotives; and
—	natural gas compressors—natural gas compressors and refueling systems for light and heavy duty refueling applications.

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

For the three months ended March 31, 2014 revenue decreased approximately $17.3 million or 17.5%, operating income decreased approximately $3.4 million, and basic and diluted earnings per share (“EPS”) decreased by approximately $0.06 compared to the prior year period. These results were driven primarily by a decrease in demand in the North American markets for our components, as well as decreases in OEM, DOEM and aftermarket sales across most geographic areas, but especially in Europe and in the US. These decreases are primarily attributable to increased competitive pressure in both our Automotive and Industrial segments and of the conclusion of certain OEM/DOEM programs that have not been renewed because of the automakers’ decisions, partly influenced by economic conditions, to either in-source systems or source from local suppliers. These decreases were partially offset by increased sales of other industrial products with lower margin, mostly in Europe.

For 2014, we remain focused on efficient execution of our strategy and eliminating and avoiding costs whenever possible. This may include further rationalization of our workforce and facilities.

The global natural gas automotive and industrial markets continue to encounter challenges including political, economic and other competing technical applications. While we continue to invest in these markets, any further weakening would likely exacerbate the negative effects that we are experiencing in our businesses. This could result in further pressure on our market capitalization, which could impact the fair value of certain of our long-lived assets.

Net Cash provided by operations was $3.3 million for the three months ended March 31, 2014. Our net cash position of $95.6 million, including marketable securities and debt (excluding Deferred Compensation Plan assets), provides us with the adequate capital for working capital and general corporate purposes, which may include expansion of our business, and financing of future acquisitions of companies or assets.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that we have considered relevant circumstances that we may be currently subject to and the financial statements accurately reflect our estimate of the results of our operations, financial condition and cash flows for the periods presented. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes, subsequent to December 31, 2013, to information previously disclosed in our Annual Report on Form 10-K with respect to our critical accounting policies.

Results of Operations

FSS Automotive consists of our passenger and light duty commercial transportation (automotive OEM and aftermarket) and transportation infrastructure operations (compressors). FSS Industrial consists of our industrial mobile and stationary equipment and auxiliary power unit (APU), and the heavy duty commercial transportation operations.

Results of Operations – Three Months Ended March 31, 2014

(Amounts in tables in thousands, except percentages)

REVENUES

	Three Months Ended March 31,		Change	Percent Change
	2014	2013
FSS Industrial	$26,931	$31,946	$(5,015)	(15.7%)
FSS Automotive	54,365	66,654	(12,289)	(18.4%)
Total Revenues	$81,296	$98,600	$(17,304)	(17.5%)

FSS Industrial. The decrease in revenue is primarily attributable to a decrease in demand in the North American markets for our components of approximately $5.0 million, primarily due to increased competition that resulted in the loss of a large customer, as well as decreases in auxiliary power units sales of approximately $1.0 million, which were partially offset by an increase in revenue from our industrial products of approximately $1.0 million in Europe. We expect the pressure on revenue attributable to increased competition to continue in the near term. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $1.3 million for the three months ended March 31, 2014.

FSS Automotive. The decrease in revenue is attributable to lower DOEM sales of approximately $6.8 million, primarily due to loss of customers in the European market in connection with their change in product strategy, decreases in OEM sales of approximately $5.3 million in most geographic areas but primarily in Asia and Venezuela, as well as decreases in aftermarket sales of approximately $2.6 million, especially in Europe and in the US. The OEM and aftermarket decreases were the result of increased competition and a weak economic environment. These decreases were partially offset by an increase in sales of compressors, which have lower margins, of approximately $2.7 million. In addition, we continue to expect lower revenue in the near term as we are facing increased competition, as well as shifting product strategies at some of our customers. Included in the results discussed above is the net effect of the weakening of some local currencies compared to the US dollar, which had a negative impact on revenue of approximately $1.0 million for the three months ended March 31, 2014.

The following represents revenues by geographic location for the three months period ended March 31, 2014 and 2013, which includes the above-mentioned negative impact related to weakening local currencies compared to the US dollar:

	Three Months Ended March 31,		Change	Percent Change
	2014	2013
North America	$22,423	$27,650	$(5,227)	(18.9%)
Europe:
Italy	13,775	21,509	(7,734)	(36.0%)
All other	22,080	17,652	4,428	25.1%
Asia & Pacific Rim	9,637	16,694	(7,057)	(42.3%)
Latin America	13,381	15,095	(1,714)	(11.4%)
Total Revenues	$81,296	$98,600	$(17,304)	(17.5%)

The increase in the all other locations within Europe primarily relates to higher sales of industrial products. All other geographic locations experienced decreases in revenue when compared to the prior year, primarily in relation to lower DOEM, OEM and aftermarket sales. Included in the results discussed above is the net negative impact of the changes of local currencies compared to the US Dollar, which negatively impacted revenue by approximately $2.3 million.

COST OF REVENUE

	Three Months Ended March 31,		Change	Percent Change
	2014	2013
FSS Industrial	$19,906	$24,167	$(4,261)	(17.6%)
FSS Automotive	43,989	52,815	(8,826)	(16.7%)
Total Cost of Revenues	$63,895	$76,982	$(13,087)	(17.0%)

FSS Industrial. The decrease in cost of revenue is primarily attributable to lower material costs of approximately $4.2 million associated with lower volumes. Even though gross profit decreased due to the effect of lower volumes, gross margin for the three months ended March 31, 2014 was positively affected by the loss of the above-mentioned customer, as the margin associated with those revenues was low. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which had a positive impact on cost of revenue of approximately $1.1 million for the three months ended March 31, 2014.

FSS Automotive. The decrease in cost of revenue is primarily due to the above-mentioned lower volumes, which resulted in lower material costs of $5.7 million and decreases in compensation and related costs and outside service expenses of $2.3 million, and to lower warranty expense of approximately $0.8 million. The above-mentioned shift in product and geographic mix resulted in lower gross margin compared to the prior year period. Included in the results discussed above is the net effect of the weakening of some local currencies compared to the US dollar, which had a positive impact on cost of revenue of approximately $0.9 million for the three months ended March 31, 2014.

RESEARCH & DEVELOPMENT

	Three Months Ended March 31,		Change	Percent Change
	2014	2013
FSS Industrial	$1,985	$1,831	$154	8.4%
FSS Automotive	4,404	4,694	(290)	(6.2%)
Total Research and Development	$6,389	$6,525	$(136)	(2.1%)

FSS Industrial. Costs reflect higher compensation and related expense due to increased headcount from the prior year period, and higher outside service expenses and project-related supplies expenditures as we continue to invest in our existing products, while also looking to expand our current product offering with new solutions.

FSS Automotive. The decrease primarily relates to lower supplies expenditures of approximately $0.2 million compared to the prior period, when higher costs were incurred in connection with the start-up of a project for a customer, as well as cost reduction activities in the current period, which resulted in lower outside service expenses of less than $0.1 million. We are focused on managing costs as we continue to develop various projects for possible new offerings, while also looking to advance our existing product lines.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended March 31,		Change	Percent Change
	2014	2013
FSS Industrial	$3,146	$3,486	$(340)	(9.8%)
FSS Automotive	8,251	8,883	(632)	(7.1%)
Corporate	1,897	1,587	310	19.5%
Total Selling, General & Administrative	$13,294	$13,956	$(662)	(4.7%)

FSS Industrial. The decrease primarily relates to lower compensation and related expenses of approximately $0.3 million in connection with decreased headcount.

FSS Automotive. The decrease primarily relates to lower outside service expenses and consulting costs compared to the prior year period of approximately $0.9 million. The decrease was partially offset by higher compensation and related expenses of approximately $0.4 million.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses increased mostly due to higher outside service expenses.

OPERATING INCOME/(LOSS)

	Three Months Ended March 31,		Change	Percent Change
	2014	2013
FSS Industrial	$1,893	$2,462	$(569)	(23.1%)
FSS Automotive	(2,279)	262	(2,541)	(969.8%)
Corporate Expenses (1)	(1,896)	(1,587)	(309)	(19.5%)
Total Operating (Loss) Income	$(2,282)	$1,137	$(3,419)	(300.7%)

(1)	Represents corporate expenses not allocated to either of the business segments.

Operating income for the three months ended March 31, 2014 decreased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended March 31, 2014 we recognized approximately $0.4 million in net gains on foreign exchange, primarily due to the strengthening of the US dollar, compared to $0.3 million in losses on foreign exchange for the three months ended March 31, 2013. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes.

Income tax expense for the three months ended March 31, 2014 and 2013 was approximately $0.3 million and $1.5 million, representing an effective tax rate of (14.9)% and 188.6%, respectively. The change in the effective tax rate is primarily a result of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the three months ended March 31, 2014 and 2013, we incurred a pre-tax loss of approximately $2.3 million and $3.2 million, respectively, in the loss jurisdictions. Accordingly, for the three months ended March 31, 2014, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

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

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions; however, we have accrued (as a reduction to net operating loss carry-forwards) residual U.S. taxes on approximately $26.7 million of earnings not considered to be indefinitely reinvested. This amount was deemed to be a constructive dividend creating taxable income for US income tax purposes; upon distribution of earnings in the form of dividend, or otherwise, in excess of these amounts, we may be subject to United States income taxes. In addition, we would be subject to withholding taxes payable to various foreign countries. In June 2012, our FSS Automotive segment purchased approximately an additional $6.3 million of prime-rated German government bonds with a maturity date of March 14, 2014, which were subsequently sold before maturity on February 8, 2013 for approximately $6.8 million. The related proceeds, as well as additional cash, were reinvested into a new purchase of prime-rated German government bonds for approximately $12.6 million, with a maturity date of October 10, 2014. These investments were placed in the available for sale category. As of March 31, 2014 we had approximately $75.7 million of cash and marketable securities held in accounts outside the U.S., primarily in Europe. We currently intend to repatriate a portion of these funds; however, we do not intend nor foresee the need to repatriate funds in excess of the $26.7 million of earnings not considered to be indefinitely reinvested. We expect existing cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months.

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

Our ratio of current assets to current liabilities was approximately 3:1 at both March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, our total working capital decreased approximately by $3.4 million to $200.7 million from $204.1 million at December 31, 2013. This decrease was primarily due to the following: (1) a decrease of $8.2 million in accounts receivable, primarily attributable to our FSS Automotive division as a result of lower sales volumes; (2) an increase of approximately $0.9 million in accounts payable, primarily attributable to the Canadian operations of our FSS Industrial division in connection with higher inventory purchases; which were all partially offset by: (a) an increase of $3.6 million in inventory, attributable to both our FSS Automotive and FSS Industrial operations, and (b) a decrease of $1.6 million in accrued expenses, mostly attributable to timing of payments.

The following table provides a summary of our operating, investing and financing activities as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$3,319	$1,976
Investing activities	(3,561)	(8,128)
Financing activities	(17)	(23)
Effect on cash of changes in exchange rates	300	(1,449)
Net increase (decrease) in cash and cash equivalents	$41	$(7,624)

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

2014 compared to 2013. In 2014, our net cash flow provided by operating activities was $3.3 million, an increase of $1.3 million from the net cash flow provided by operating activities in the three months ended March 31, 2013. This increase was primarily driven by changes in net working capital: increases in operating cash flows associated with lower accounts receivable (primarily due to lower revenue), were offset by decreases in operating cash flows associated with accounts payable and inventory (primarily in relation with higher activity in the prior year period).

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of investments in available for sale German government bonds, property, plant and equipment (“PP&E”) expenditures.

In 2014, our PP&E additions were approximately $3.6 million, which were primarily for leasehold improvements and acquisitions of machinery and equipment in connection with our normal business operations, principally at our FSS Automotive operations.

In 2013, our PP&E additions were approximately $2.3 million. In February 2013, we sold our investment in prime-rated German government bonds acquired in June 2012 for approximately $6.8 million and also purchased additional prime-rated German government bonds for which we paid approximately $12.6 million.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2014, our financing activities refer mostly to payments of term loans and other loans. In 2013, our financing activities refer mostly to payments of term loans and other loans, as well as proceeds from exercise of stock options.

Credit Agreements

At March 31, 2014, our weighted average interest rate on outstanding debt was 1.1%. We are party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at March 31, 2014. The fair value of the debt obligations approximated the recorded value as of March 31, 2014 and December 31, 2013.

(a) Revolving Lines of Credit – Italy and Argentina

We maintain various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $7.0 million which is unsecured and $0.7 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.3% to 4.3% as of March 31, 2014. At March 31, 2014 and December 31, 2013, there was no balance outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.1 million. These lines are unsecured with no balance outstanding at March 31, 2014 and December 31, 2013. At March 31, 2014, the interest rates for the lines of credit in Argentina ranged from 4.5% to 18.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of March 31, 2014, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $13.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At March 31, 2014 and December 31, 2013, there were no balances outstanding. The maximum aggregate principal amount of loans outstanding at any time is $13.0 million and the maturity date for the agreement was April 30, 2014, which was subsequently renewed to April 30, 2015 (Note 18). At our option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135.0 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75.0 million. At March 31, 2014, we were in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 7.0%.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

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

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three months ended March 31, 2014 by approximately $0.1 million. We may seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries when necessary. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

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

During the quarter ended March 31, 2014, we implemented a new enterprise resource planning (ERP) system at certain subsidiaries and, accordingly, made changes in our internal control over financial reporting including the modification of certain existing control processes as well as the implementation of new control processes to adapt to changes for our new ERP system. Other than these new control procedures relating to the ERP system, there was no other change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, recognize that any disclosure controls and procedures or internal controls, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The risk factors contained in that report could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we did not sell any equity securities not registered under the Securities Act of 1933, as amended.

The following table provides information on purchases of our common shares outstanding made by us during the three months ended March 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1–31, 2014	0	$0	n/a	n/a
February 1–28, 2014	0	0	n/a	n/a
March 1–31, 2014	0	0	n/a	n/a
Total	0	0	n/a	n/a

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

FUEL SYSTEMS SOLUTIONS, INC.
Date: May 8, 2014	By:	/s/ PIETRO BERSANI
Pietro Bersani
Chief Financial Officer