Form 10-Q
period 2014-06-30
Fuel Systems Solutions, Inc.
filed 2014-08-18
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2014:

20,105,520 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$69,649	$80,961
Accounts receivable, less allowance for doubtful accounts of $3,867 and $3,993 at June 30, 2014 and December 31, 2013, respectively	59,518	65,008
Inventories	94,486	95,052
Deferred tax assets, net	11,978	10,234
Other current assets	25,930	21,490
Short-term investments	17,972	14,615
Related party receivables	3,548	2,787
Total current assets	283,081	290,147
Equipment and leasehold improvements, net	54,311	58,402
Goodwill, net	7,545	48,896
Deferred tax assets, net	5,261	4,129
Intangible assets, net	8,570	11,790
Other assets	1,212	1,260
Long-term investments	0	675
Total Assets	$359,980	$415,299
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$39,407	$40,702
Accrued expenses	41,233	42,094
Income taxes payable	243	216
Current portion of term loans and debt	211	213
Related party payables	2,480	2,860
Total current liabilities	83,574	86,085
Term and other loans	107	215
Other liabilities	7,195	8,364
Deferred tax liabilities	1,361	1,583
Total Liabilities	92,237	96,247
Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,113,519 issued and 20,105,520 outstanding at June 30, 2014; and 20,104,009 issued and 20,096,010 outstanding at December 31, 2013	20	20
Additional paid-in capital	320,540	320,345
Shares held in treasury, 7,999 shares at June 30, 2014 and December 31, 2013	(276)	(295)
Accumulated Deficit	(46,931)	(735)
Accumulated other comprehensive loss	(5,768)	(439)
Total Fuel Systems Solutions, Inc. Equity	267,585	318,896
Non-controlling interest	158	156
Total Equity	267,743	319,052
Total Liabilities and Equity	$359,980	$415,299

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$87,391	$111,095	$168,687	$209,695
Cost of revenue	69,539	85,276	133,434	162,258
Gross profit	17,852	25,819	35,253	47,437
Operating expenses:
Research and development expense	7,118	7,268	13,505	13,793
Selling, general and administrative expense	14,300	13,730	27,597	27,686
Impairments	44,341	0	44,341	0
Total operating expenses	65,759	20,998	85,443	41,479
Operating (loss) income	(47,907)	4,821	(50,190)	5,958
Other income (expense), net	894	(909)	1,419	(1,244)
Interest (expense) income, net	(27)	27	(14)	43
(Loss) income from operations before income taxes and non-controlling interest	(47,040)	3,939	(48,785)	4,757
Income tax benefit (expense)	2,844	(1,359)	2,585	(2,902)
Net (loss) income	(44,196)	2,580	(46,200)	1,855
Less: Net (loss) attributable to the non-controlling interest	(6)	0	(4)	0
Net (loss) income attributable to Fuel Systems Solutions, Inc..	(44,190)	2,580	(46,196)	1,855
Net (loss) income per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(2.20)	$0.13	$(2.30)	$0.09
Diluted	$(2.20)	$0.13	$(2.30)	$0.09
Number of shares used in per share calculation:
Basic	20,101,026	20,065,789	20,098,532	20,057,653
Diluted	20,101,026	20,078,863	20,098,532	20,070,621

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands); (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(44,196)	$2,580	$(46,200)	$1,855
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,522)	1,240	(5,238)	(6,306)
Unrealized gain on investments arising during period	10	38	25	21
Foreign currency unrealized (loss) gain on investments during period (1)	(97)	48	(110)	(449)
Net realized gain reclassified during period (1)	0	(266)	0	(686)
Other comprehensive (loss) income, net of tax except for foreign currency items	(1,609)	1,060	(5,323)	(7,420)
Comprehensive (loss) gain	(45,805)	3,640	(51,523)	(5,565)
Less: net comprehensive gain (loss) attributable to non-controlling interest	(4)	0	2	0
Comprehensive (loss) income attributable to Fuel Systems Solutions, Inc.	$(45,801)	$3,640	$(51,525)	$(5,565)

(1) See Note 12

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands); (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(46,200)	$1,855
Less: Net loss attributable to the non-controlling interest	4	0
Net (loss) income attributable to Fuel Systems Solutions, Inc.	(46,196)	1,855
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and other amortization	5,501	5,443
Amortization of intangibles arising from acquisitions	1,252	1,538
Impairments	44,341	0
Provision for doubtful accounts	77	78
Write down of inventory	1,891	1,325
Other non-cash items	14	(247)
Deferred income taxes	(3,356)	(441)
Unrealized (gain) loss on foreign exchange transactions	(825)	2,175
Compensation expense related to equity awards	196	174
Loss (gain) on disposal of equipment and other assets	564	(407)
Reduction of contingent consideration	0	(406)
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	4,044	(6,452)
Increase in inventories	(2,978)	(8,739)
Increase in other current assets	(5,764)	(2,960)
Decrease (increase) in other assets	724	(603)
(Decrease) increase in accounts payable	(261)	11,624
Increase in income taxes payable	84	1,395
Increase in accrued expenses	403	47
Decrease in long-term liabilities	(1,097)	(267)
Receivables from/payables to related party, net	(1,107)	814
Net cash (used in) provided by operating activities	(2,493)	5,946
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(6,041)	(3,991)
Purchase of investments	(3,000)	(12,626)
Sale of investments	0	6,753
Other	121	192
Net cash used in investing activities	(8,920)	(9,672)
Cash flows from financing activities:
Payments on term loans and other loans	(107)	(142)
Other	19	94
Net cash used in financing activities	(88)	(48)
Net decrease in cash and cash equivalents	(11,501)	(3,774)
Effect of exchange rate changes on cash	189	(938)
Net decrease in cash and cash equivalents	(11,312)	(4,712)
Cash and cash equivalents at beginning of period	80,961	75,675
Cash and cash equivalents at end of period	$69,649	$70,963
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment in accounts payable	$347	$264

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2013 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended June 30, 2014 and 2013 are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2014, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Recent Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update that improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results.  The amendments in this update are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued a new accounting standard update providing additional guidance for revenue recognition in relation to contractual arrangements with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services.  The amendments in this update are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Early adoption is not permitted. The Company is currently defining the approach and planning the initial review activities necessary for the transition to the new standard.

In June 2014, the FASB issued a new accounting standard update providing additional guidance on how to account for share-based payments where the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite period is treated as a performance condition.  The amendments in this update are effective for fiscal years, and interim periods within those years beginning after December 15, 2015, and may be applied (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

The Company maintains investments in trading securities in connection with its non-qualified Deferred Compensation Plan, whereby selected key employees and directors may elect to defer a portion of their compensation each year. The Company’s investments associated with its Deferred Compensation Plan consist of mutual funds that are publicly traded and for which inputs are directly or indirectly observable in the marketplace. These trading securities are reported at fair value, with unrealized gains and losses included in earnings. In addition, the Deferred Compensation liability includes the value of deferred shares of the Company’s common stock, which is publicly traded and for which current market prices are readily available. The fair market value of the investments in the Deferred Compensation Plan is included in long-term investments, with the corresponding deferred compensation obligation included in other liabilities on the Condensed Consolidated Balance Sheets. Changes in the fair value of the benefits payable to participants and investments are both recognized as components of compensation expense. The net impact of changes in fair value was not material. The Deferred Compensation Plan was terminated during the second quarter of 2014 and the funds will be distributed within one year.

Cash, cash equivalents, and marketable securities consist of the following (in thousands):

	As of
	June 30, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$58,510	$72,302
Money market funds	11,139	8,659
Total cash and cash equivalents	$69,649	$80,961
Investments:
Available for sale securities:
German Government bonds (1)	12,362	12,615
Trading securities:
Deferred Compensation Plan assets	610	675
Other investments, held to maturity:
Time deposits (2)	5,000	2,000
Total investments	$17,972	$15,290
Short term investments	$17,972	$14,615
Long term investments	$0	$675

Notes:

(1): The contractual maturity date is October 10, 2014.

(2): Represents two Bank of America certificates of deposit each with an interest rate of 0.26% (no interest if withdrawn before maturity): a $2 million certificate of deposit with a maturity date of January 16, 2015, and a $3 million certificate of deposit with a maturity date of January 22, 2015.

The following table summarizes unrealized gains and losses related to the Company’s investments designated as available-for-sale (in thousands):

	As of June 30, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$12,147	$80	$0	$135	$12,362
Total	$12,147	$80	$0	$135	$12,362

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$12,315	$55	$0	$245	$12,615
Total	$12,315	$55	$0	$245	$12,615

In the six months ended June 30, 2013, there were realized gains of approximately $0.4 million pertaining to €5.0 million of notional amount of German Government bonds acquired above par at 100.435 in June of 2012 for $6.3 million, with a maturity date of March 14, 2014, and sold before maturity at 100.09 on February 8, 2013 for approximately $6.8 million.

Unrealized gains and losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the three and six months ended June 30, 2014 and 2013 were less than $0.1 million in all periods.

As of June 30, 2014 and 2013, the Company did not have any investments in available for sale marketable securities that were in an unrealized loss position for a period of 12 months or greater.

At June 30, 2014 and December 31, 2013, restricted cash balance was approximately $0.5 million included in other assets.

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

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs that are supported by little or no market activities.

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

	As of June 30, 2014	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$11,139	$11,139	$0	$0
Available for sale securities:
German Government bonds	12,362	12,362	0	0
Trading securities:
Deferred Compensation Plan assets	610	0	610	0
Other investments, held to maturity:
Time deposits	5,000	0	5,000	0
Total	$29,111	$23,501	$5,610	$0

	As of December 31, 2013	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$8,659	$8,659	$0	$0
Available for sale securities:
German Government bonds	12,615	12,615	0	0
Trading securities:
Deferred Compensation Plan assets	675	0	675	0
Other investments, held to maturity:
Time deposits	2,000	0	2,000	0
Total	$23,949	$21,274	$2,675	$0

6.	Inventories

Inventories, consisting of raw materials and parts, work-in-process, and finished goods are stated at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

Inventories are comprised of the following (in thousands):

	As of
	June 30, 2014	December 31, 2013
Raw materials and parts	$58,060	$56,790
Work-in-process	2,629	1,503
Finished goods	33,797	36,759
Total inventories	$94,486	$95,052

7.	Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	June 30, 2014	December 31, 2013
Dies, molds, and patterns	$5,662	$5,677
Machinery and equipment	65,842	67,673
Office furnishings and equipment	22,351	21,092
Automobiles and trucks	5,159	4,548
Leasehold improvements	24,360	25,259
Total equipment and leasehold improvements	123,374	124,249
Less: accumulated depreciation	(69,063)	(65,847)
Equipment and leasehold improvements, net of accumulated depreciation	$54,311	$58,402

Depreciation expense related to equipment and leasehold improvements was approximately $2.8 million and $2.6 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense related to equipment and leasehold improvements was $5.5 million and $5.4 million for the six months ended June 30, 2014 and 2013, respectively.

8.	Goodwill and Intangibles

The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2014 are as follows (in thousands):

	FSS Automotive	FSS Industrial	Total
Goodwill, gross	$50,071	$15,651	$65,722
Accumulated impairment losses	(9,043)	(7,783)	(16,826)
Net balance as of December 31, 2013	$41,028	$7,868	$48,896
Impairment loss (1)	(35,780)	(4,158)	(39,938)
Currency translation	(1,361)	(52)	(1,413)
Goodwill, gross	$48,677	$15,590	$64,267
Accumulated impairment losses	(44,790)	(11,932)	(56,722)
Net balance as of June 30, 2014	$3,887	$3,658	$7,545

Note (1): see Note 14 “Impairments”

At June 30, 2014 and December 31, 2013, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of June 30, 2014			As of December 31, 2013
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	5.2	$27,359	$(22,985)	$4,374	$27,774	$(21,150)	$6,624
Customer relationships	11.1	20,369	(17,732)	2,637	21,013	(17,909)	3,104
Trade name	4.5	4,891	(3,332)	1,559	5,005	(2,944)	2,061
Non-compete agreements	0	0	0	0	158	(157)	1
Total		$52,619	$(44,049)	$8,570	$53,950	$(42,160)	$11,790

Amortization expense related to existing technology and customer relationships of $0.5 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and of $1.0 million and $1.2 million for the six months ended June 30, 2014 and

2013, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.1 million and $0.1 million for three months ended June 30, 2014 and 2013, respectively, and of $0.3 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Six months ending December 31, 2014	$1,069
2015	2,019
2016	1,623
2017	1,143
2018	956
2019	619
Thereafter	1,141
$8,570

9.	Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

Changes in the Company’s product warranty liability, included within Accrued expenses on the Condensed Consolidated Balance Sheets, during the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$8,212	$10,297	$8,695	$11,639
Provisions charged to costs and expenses	699	1,031	1,697	2,765
Settlements	(1,238)	(739)	(2,254)	(3,002)
Adjustments to pre-existing warranties	(251)	(774)	(567)	(1,386)
Effect of foreign currency translation	94	(59)	(55)	(260)
Balance at end of period	$7,516	$9,756	$7,516	$9,756

10.	Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2014 was 6.0% compared to an effective tax rate of 34.5% for the three months ended June 30, 2013. The Company’s effective tax rate for the six months ended June 30, 2014 was 5.3% compared to an effective tax rate of 61.0% for the six months ended June 30, 2013.

The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions (“loss jurisdictions”) for which no tax benefit has been recorded. For the three months ended June 30, 2014 and 2013 the Company incurred a pre-tax loss of approximately $0.9 million and $0.9 million, respectively, in the loss jurisdictions. For the six months ended June 30, 2014 and 2013, the Company incurred a pre-tax loss of approximately $3.2 million and $4.1 million, respectively, in the loss jurisdictions. The Company continues to believe that the likelihood of recoverability of the net deferred tax assets in the loss jurisdictions is less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on the entire domestic and certain foreign jurisdictions deferred tax assets.

As of June 30, 2014, the Company had approximately $12.9 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the three and six months ended June 30, 2014. Although it is reasonably possible that our unrecognized tax benefits will change over the next 12 months, the Company does not anticipate such changes to have a significant impact on our income tax expense due to the valuation allowance position maintained in certain jurisdictions.

11.	Debt Payable

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of June 30, 2014	June 30, 2014	December 31, 2013
(a) Revolving lines of credit—Italy and Argentina	$12,905	$0	$0
(b) Revolving line of credit—USA	20,000	0	0
(c) Other indebtedness	0	318	428
	$32,905	318	428
Less: current portion		211	213
Non-current portion		$107	$215

At June 30, 2014, the Company’s weighted average interest rate on outstanding debt was 1.0%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at June 30, 2014. The fair value of the debt obligations approximated the recorded value as of June 30, 2014 and December 31, 2013 and represents a level 3 measurement within the fair value hierarchy (see Note 5).

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $6.9 million which is unsecured and $4.0 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.2% to 4.2% as of June 30, 2014. At June 30, 2014 and December 31, 2013, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $1.9 million. These lines are unsecured with no balance outstanding at June 30, 2014 and December 31, 2013. At June 30, 2014, the interest rates for the lines of credit in Argentina ranged from 4.5% to 30.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of June 30, 2014, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $20.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At June 30, 2014 and December 31, 2013, there were no balances outstanding. The maximum aggregate principal amount of loans available at any time was originally $13.0 million with a maturity date of April 30, 2014, which was subsequently renewed to April 30, 2015 with a new aggregate principal amount of loans available at any time increased to $20.0 million. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135.0 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75.0 million. At June 30, 2014, the Company was in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving the Company’s foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.50% to 6.95%.

12.	Changes and reclassifications in Accumulated Other Comprehensive Loss by Component

(a) Changes in Accumulated Other Comprehensive Loss by Component (all amounts are net of tax, except foreign currency items)

	Three Months Ended June 30, 2014 (in thousands)
	Unrealized Gains and (Losses) on Available- for-Sale Securities	Foreign Currency Items	Total
Beginning balance, March 31, 2014	70	(4,216)	(4,145)
Current period Other Comprehensive Income (Loss) activity before reclassifications	10	(1,619)	(1,609)
Net current-period Other Comprehensive Income (Loss)	10	(1,619)	(1,609)
Net current-period Other Comprehensive Income attributable to noncontrolling interest	0	(14)	(14)
Ending balance, June 30, 2014	80	(5,848)	(5,768)

	Six Months Ended June 30, 2014 (in thousands)
	Unrealized Gains and (Losses) on Available- for-Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2013	55	(494)	(439)
Current period Other Comprehensive Income (Loss) activity before reclassifications	25	(5,348)	(5,323)
Net current-period Other Comprehensive Income (Loss)	25	(5,348)	(5,323)
Net current-period Other Comprehensive Income attributable to noncontrolling interest	0	(6)	(6)
Ending balance, June 30, 2014	80	(5,848)	(5,768)

	Three Months Ended June 30, 2013 (in thousands)
	Unrealized Gains and (Losses) on Available- for-Sale Securities	Foreign Currency Items	Total
Beginning balance, March 31, 2013	(17)	(10,523)	(10,540)
Current period Other Comprehensive Income activity before reclassifications	38	1,288	1,326
Amounts reclassified from Accumulated Other Comprehensive Loss	—	(266)	(266)
Net current-period Other Comprehensive Income	38	1,022	1,060
Ending balance, June 30, 2013	21	(9,501)	(9,480)

	Six Months Ended June 30, 2013 (in thousands)
	Unrealized Gains and (Losses) on Available- for-Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2012	(9)	(2,051)	(2,060)
Current period Other Comprehensive Income (Loss) activity before reclassifications	21	(6,755)	(6,734)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	9	(695)	(686)
Net current-period Other Comprehensive Income (Loss)	30	(7,450)	(7,420)
Ending balance, June 30, 2013	21	(9,501)	(9,480)

(b) Reclassifications out of Accumulated Other Comprehensive Loss

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	$0	$0	Other Expense (Income), net
Foreign Currency Items:
Foreign currency gain on available for sale securities	0	0	Other Expense (Income), net
Foreign currency gain on available for sale securities		(266)	Other Expense (Income), net
Total reclassifications for the period	$0	$(266)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	$0	$9	Other Expense (Income), net
Foreign Currency Items:
Foreign currency gain on available for sale securities	0	(429)	Other Expense (Income), net
Foreign currency gain on available for sale securities		(266)	Other Expense (Income), net
Total reclassifications for the period	$0	$(686)

13.	Stock-Based Compensation

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

Stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$12	$8	$21	$17
Research and development expense	9	7	16	11
Selling, general and administrative expense	80	80	159	146
	$101	$95	$196	$174

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits as a result of the net operating loss carry-forward position for United States income tax purposes.

Stock-Based Compensation Activity – Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares. The following table displays stock option activity including the weighted average stock option prices for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	113,940	$14.95	7.5yrs	$39
Granted	41,450	10.37
Exercised	0	0
Forfeited	(27,065)	13.15
Outstanding at June 30, 2014	128,325	$13.85	8.65 yrs	$32
Vested and exercisable at June 30, 2014	26,715	$15.63	7.78 yrs	$0

The aggregate intrinsic value as of a particular date is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period.

During the three months ended June 30, 2014 and 2013, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.0 million and $0.5 million, respectively, determined as of the date of option exercise. During the six months ended June 30, 2014 and 2013, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.0 million and $0.5 million, respectively, determined as of the date of option exercise.

As of June 30, 2014, total unrecognized stock-based compensation cost related to unvested stock options was $0.9 million, which is expected to be recognized over a weighted-average period of 3.82 years. As of June 30, 2013, total unrecognized stock-based compensation cost related to unvested stock options was $0.9 million, expected to be recognized over a weighted-average period of 4.2 years.

Stock-Based Compensation Activity – Restricted Stock

A summary of unvested restricted stock awards as of June 30, 2014 and changes during the six month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	11,380	$15.53
Granted	28,200	10.64
Vested	(9,510)	15.78
Forfeited	0	0
Nonvested at June 30, 2014	30,070	$12.05

As of June 30, 2014, total unrecognized stock-based compensation cost related to unvested restricted stock was $0.3 million, which is expected to be recognized over a weighted-average period of approximately 1.1 year.

14.	Impairments

In accordance with Accounting Standard Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”, the Company performs its annual impairment test during the fourth quarter, after the annual budgeting process is completed. Furthermore, goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Each interim period, management assesses whether or not an indicator of impairment is present that would necessitate that a goodwill impairment analysis be performed in an interim period other than during the fourth quarter.

During the second quarter of 2014, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis. These indicators included the recent trading values of Fuel Systems Solutions, Inc. stock, and corresponding decline in the Company’s market capitalization, coupled with market conditions and business trends within the Company’s various reporting units. As a result, the Company examined the Italian reporting units of its FSS Automotive segment, as well as the Canadian and Netherlands reporting units of its FSS Industrial segment.

Due to the complexity and the effort required to estimate the fair value of the reporting units in the step one of the impairment test and to estimate the fair values of all assets and liabilities of the reporting units in the second step of the test, the fair value estimates were derived based on preliminary assumptions and analyses that are subject to change. Based on the Company’s preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the two reporting units within the FSS Automotive segment, as well as for the two reporting units within the FSS Industrial segment.

As a result during the second quarter of 2014, the Company recognized, based on its best estimate, impairment charges of $33.1 million and $2.6 million, respectively, in relation with its two reporting units located in Italy within its FSS Automotive segment, and impairment charges of $3.1 million and $1.1 million, respectively, in relation with its two reporting units located in Canada and in the Netherlands within its FSS Industrial segment. These impairment charges were included as a separate component of operating income for the three and six months ended June 30, 2014. As a result, as of June 30, 2014, the Company had $7.5 million of goodwill on its Consolidated Balance Sheet. Any adjustments to the estimated impairment loss following completion of the measurement of the impairment will be recorded in the third quarter of 2014.

During the fourth quarter of 2014, the Company will perform its annual goodwill impairment review for all of its reporting units as of October 1, 2014. If there are any changes in the Company’s stock price, or significant changes in the business climate or operating results of the Company’s reporting units, the Company may incur additional goodwill impairment charges.

In addition, in accordance with ASC Topic 360, “Impairment and Disposal of Long-Lived Asset”, the Company concluded a triggering event occurred, requiring the assessment of impairment for certain of its long-lived assets. Upon completion of the assessment, the Company concluded that long-lived assets were impaired and recorded a $4.4 million impairment charge associated with intangible assets and equipment and leasehold improvements within its FSS Automotive segment.

These impairments were measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. The inputs and assumptions utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined by ASC 820.

The following table summarizes the impairment charges for each reporting unit by asset category (in thousand):

	Three and Six Months ended June 30, 2014
	Italy	US	Netherlands	Canada	Total
Equipment and leasehold improvements	$2,239	$439	$0	$0	$2,678
Goodwill	35,780	0	1,094	3,064	39,938
Intangible assets	1,017	708	0	0	1,725
Total Impairments	$39,036	1,147	1,094	3,064	$44,341

In connection with these impairment charges, the Company recognized a tax benefit of approximately $1.1 million.

15.	Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net (loss) income attributable to Fuel Systems Solutions, Inc.	$(44,190)	$2,580	$(46,196)	$1,855
Denominator:
Denominator for basic earnings per share—weighted average number of shares	20,101,026	20,065,789	20,098,532	20,057,653
Effect of dilutive securities:
Employee stock options	0	13,024	0	12,968
Unvested restricted stock	0	50	0	0
Dilutive potential common shares	20,101,026	20,078,863	20,098,532	20,070,621
Net (loss) income per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(2.20)	$0.13	$(2.30)	$0.09
Diluted	$(2.20)	$0.13	$(2.30)	$0.09

The following table represents the numbers of anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Anti-dilutive instruments excluded from computation of diluted net income per share:
Options	86,920	58,500	88,087	58,500
Restricted stock	21,916	216	11,714	2,711
Shares held in escrow	0	0	0	2,218

16.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 representing related party transactions with the Company:

	As of
	June 30, 2014	December 31, 2013
Current Receivables with related parties:
TCN S.r.L. (a)	$0	$12
TCN Vd S.r.L. (a)	35	0
Bianco SPA (c)	355	207
Ningbo Topclean Mechanical Technology Co. Ltd. (f)	214	37
Current Receivables with JVs and related partners:
PDVSA Industrial S.A. (d)	2,944	2,531
	$3,548	$2,787
Current Payables with related parties:
Europlast S.r.L. (a)	808	962
TCN S.r.L. (a)	874	751
TCN Vd S.r.L. (a)	465	771
A.R.S. Elettromeccanica (e)	231	239
Erretre S.r.L. (b)	21	15
IMCOS Due S.r.L. (g)	37	53
Others (h)	9	17
Current Payable with JVs and related partners:
Ideas & Motion S.r.L. (i)	35	52
	$2,480	$2,860

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

(h)

Includes Biemmedue S.p.A. (see note (h) above), MTM Hydro S.r.L (see note (g) above), Bianco SPA (see (note (c) above), and Immobiliare IV Marzo (40% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna, and one employee of the Company.

(i)	Ideas & Motion S.r.L. is an Italian consulting and services company in which the Company owns an equity ownership interest of 16.67%.

The following table sets forth amounts (services and goods) purchased from and sold to related parties (in thousands).

	Six Months Ended June 30,
	2014		2013
	Purchases	Sales	Purchases	Sales
Company:
Europlast S.r.L.	$1,754	$1	$2,218	$12
Biemmedue S.p.A.	11	21	15	4
TCN S.r.L	1,472	0	2,009	0
TCN Vd S.r.L	982	34	1,806	0
A.R.S. Elettromeccanica	700	0	1,096	0
Ningbo Topclean Mechanical Technology	479	0	826	0
Bianco Spa	38	476	7	330
Erretre S.r.L	104	0	117	2
Grosso, de Rienzo, Riscossa e Associati (a)	114	0	85	0
Ideas & Motion S.r.L.	111	0	0	0
Others		1	2	1
JVs and related partners:
Rohan BRC (b)	0	0	289	1,749
PDVSA Industrial S.A.	0	0	0	3,222
	$5,765	$533	$8,470	$5,320
(a)	One director of the Company is a partner of the law firm Grosso, de Rienzo, Riscossa e Associati.
(b)	Amounts represent purchases and sales prior to the acquisition that closed on September 13, 2013 (see Note 3).

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon appraisals. These lease agreements begin to expire in 2014, with the last agreement ending in 2020. The Company paid IMCOS Due S.r.L. lease payments of $1.2 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively. In April 2014, IMCOS Due S.r.L. purchased two properties from a third party, which are currently being leased by the Company. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of $0.2 million and $0.2 million for each of the six months ended June 30, 2014 and 2013, respectively. The terms of these leases reflect the fair market value of such properties based upon appraisals.

The Company entered into an agreement with PDVSA to develop the basic and detailed engineering, and outfit the facility for the installation of an integrated production plant for natural gas vehicles for SICODA in Venezuela. The Company accounts for this project under the completed contract method. As of June 30, 2014, the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $6.3 million and $5.4 million, respectively. As of December 31, 2013, the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $5.6 million and $5.5 million, respectively. At June 30, 2014 and December 31, 2013, an advance payment from PDVSA of $1.0 million and $1.0 million, respectively, is included in accrued expenses.

17.	Commitments and Contingencies

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

The Company is currently party to claims for wages brought by former DOEM temporary employees. At December 31, 2011, the Company had accrued $2.4 million (€1.8 million) in relation to such claims. During 2012, the Company settled claims for an amount equal to approximately $1.5 million (€1.1 million), while reversing excess accruals for approximately $0.9 million (€0.7 million). During the fourth quarter of 2013, the Company accrued approximately $0.4 million for additional claims. During the six months ended June 30, 2014 the Company settled claims for approximately $0.4 million and accrued approximately $0.1 million for additional claims. As of June 30, 2014 the Company has approximately $0.1 million accrued for additional claims.

Due to changes in the economic environment, and ensuing updated business strategies, the Company started a rationalization of its operations. The Company expects to incur costs associated with work force reduction, as well as closing of a facility. For the three and six months period ended June 30, 2014, the Company has incurred and paid approximately $1.2 million and $1.7 million, respectively, within its FSS Automotive segment, recorded within selling, general, and administrative expenses on the Company’s Condensed Statement of Operations. The Company is currently analyzing the impact of future rationalization of operations and expects total costs to be in the range of approximately $3.0 million to $3.5 million.

18.	Business Segment Information

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

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2014	2013	2014	2013
FSS Industrial	$27,698	$33,133	$54,629	$65,079
FSS Automotive	59,693	77,962	114,058	144,616
Total	$87,391	$111,095	$168,687	$209,695

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income (Loss):	2014	2013	2014	2013
FSS Industrial	$(1,628)	$3,652	$266	$6,114
FSS Automotive	(44,725)	2,792	(47,004)	3,054
Corporate Expenses (1)	(1,554)	(1,623)	(3,452)	(3,210)
Total	$(47,907)	$4,821	$(50,190)	$5,958

(1)	Represents corporate expense not allocated to either of the business segments.

	As of
Total Assets:	June 30, 2014	December 31, 2013
FSS Industrial	$134,190	$131,022
FSS Automotive	259,332	314,018
Corporate (1)	187,181	187,778
Eliminations	(220,723)	(217,519)
Total	$359,980	$415,299

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

19.	Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three and six months ended June 30, 2014, no customers represented more than 10.0% of consolidated sales. For the three months ended June 30, 2013, one customer represented 11.5% of consolidated sales and for the six months ended June 30, 2013, no customers represented more than 10.0% of consolidated sales.

Accounts Receivable

At June 30, 2014, no customer represented more than 10.0% of consolidated accounts receivable. At December 31, 2013, no customers represented more than 10.0% of consolidated accounts receivable.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q, both in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows and elsewhere, contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-Q. These statements are not historical facts, but instead involve known and unknown risks, uncertainties and other factors that may cause our or our company’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward looking statements. Statements in this Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Words such as: “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seeks,” “on-going” or the negative of these terms or other comparable terminology often identify forward-looking statements, although not all forward-looking statements contain these words. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and beliefs concerning future business conditions, our results of operations, financial position and our business outlook, or state other “forward-looking” information based on currently available information. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, the unpredictable nature of the developing alternative fuel U.S. automotive market, customer dissatisfaction with our products or services, the inability to deliver our products on schedule, a further slowing of economic activity, our ability to maintain customer program relationships, potential changes in tax policies and government incentives and their effect on the economic benefits of our products to consumers, the continued weakness in financial and credit markets, the growth of non-gaseous alternative fuel products and other new technologies, the price differential between alternative gaseous fuels and gasoline, and the repeal or implementation of government regulations relating to reducing vehicle emissions, economic uncertainties caused by political instability in certain of the markets we do business in, the impact of the Argentinean debt crisis on our business, our ability to realign costs with current market conditions, as well as the risks and uncertainties included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our other periodic reports filed with the SEC. These forward-looking statements are not guarantees of future performance. We cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not place undue reliance on these forward looking statements. The forward-looking statements made in this Form 10-Q relate to events and state our beliefs, intent and our view of future events only as of the date of the filing of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

For the three months ended June 30, 2014 revenue decreased approximately $23.7 million, or 21.3%, operating income became an operating loss of $47,9 million, including impairment charges of $44.3 million, and diluted earnings per share (“EPS”) decreased by $2.33 compared to the prior year’s period. For the six months ended June 30, 2014 revenue decreased approximately $41.0 million, or 19.6%, operating income became an operating loss of $50.2 million, including impairment charges of $44.3 million, and diluted EPS decreased by $2.39 compared to the prior year’s period. These results were driven primarily by decreases in automotive OEM, DOEM and aftermarket sales across most geographic areas, but especially in Europe and in the US, as well as a decrease in demand in the North American markets for our industrial products. These decreases are primarily attributable to increased competitive pressure in both our FSS Automotive and FSS Industrial segments and to the conclusion of certain OEM/DOEM programs that have not been renewed because of the automakers’ decisions, partly influenced by economic conditions, to either in-source systems or source from local suppliers. Additionally, the aftermarket business in key areas such as Europe, and particularly Italy, is experiencing year-over-year considerable contraction. These decreases were partially offset by increased sales of other industrial products, mostly in Europe, and by sales of compressors, both carrying lower margins. This change in the product/geographic mix resulted in a decrease in our gross margin, which impacted negatively our operating income

Additionally, in the three and six months ended June 30, 2014, we recognized impairment charges of approximately $35.8 million and $4.4 million, associated with goodwill and long-lived assets, respectively, in our FSS Automotive segment, and of approximately $4.1 million associated with goodwill in our FSS Industrial segment. We recognized a tax benefit of approximately $1.1 million in connection with these impairment charges.

For 2014, we remain focused on efficient execution of our strategy and eliminating and avoiding costs whenever possible. This may include further rationalization of our workforce and facilities for anticipated costs of approximately $3.0 million to $3.5 million over the full year.

Net Cash used by operations was $5.8 million and $2.5 million for the three and six months ended June 30, 2014, respectively. Our net cash position of $87.2 million, including marketable securities and debt (excluding Deferred Compensation Plan assets), provides us with the adequate capital for working capital and general corporate purposes, which may include expansion of our business, and financing of future acquisitions of companies or assets.

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

During the second quarter of 2014, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis. These indicators included the recent trading values of our stock, and corresponding decline in our market capitalization, coupled with market conditions and business trends within our various reporting units. As a result, we examined the Italian reporting units of our FSS Automotive segment, as well as the Canadian and Netherlands reporting units of our FSS Industrial segment.

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

The income approach requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins, and capital expenditures. These assumptions are the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the five years forecasted by the reporting units), as well as projections of future gross and operating margins (for the period beyond the forecasted five years). During the second quarter of 2014, in relation with the above-mentioned reporting units, management used discount rates ranging from 13.75% to 19.25% and a terminal growth rates of 3% (the differences in discount rates reflect considerations about differences in the underlying businesses, as well as local economic conditions/environments). The discount rates used for the above-mentioned reporting units increased significantly from the fourth quarter of 2013 analysis due to the decrease in our market capitalization. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair value measurements and disclosures”.

Due to the complexity and the effort required to estimate the fair value of the reporting units in the step one of the impairment test and to estimate the fair values of all assets and liabilities of the reporting units in the second step of the test, the fair value estimates were derived based on preliminary assumptions and analyses that are subject to change. Based on our preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the two reporting units within our FSS Automotive segment, as well as for the two reporting units within our FSS Industrial segment.

As a result during the second quarter of 2014, we recognized, based on our best estimate, impairment charges of approximately $33.1 million and $2.6 million, respectively, in relation with our two reporting units located in Italy within our FSS Automotive segment, and impairment charges of $3.1 million and $1.1 million, respectively, in relation with our two reporting units located in Canada and in the Netherlands within our FSS Industrial segment. These impairment charges were included as a separate component of operating income for the three and six months ended June 30, 2014. As a result, as of June 30, 2014, we had $7.5 million of goodwill on our Consolidated Balance Sheet (See Note 14—Impairments in this Form 10-Q for the quarterly period ended June 30, 2014). Any adjustments to the estimated impairment loss following completion of the measurement of the impairment will be recorded in the third quarter of 2014.

During the fourth quarter of 2014, we will perform our annual goodwill impairment review for all of our reporting units as of October 1, 2014. If there are any changes in our stock price, or significant changes in the business climate or operating results of our reporting units, we may incur additional goodwill impairment charges.

Long-lived assets—Impairment Assessments

In accordance with ASC Topic 360, “Impairment and Disposal of Long-Lived Asset”, we make judgments about the recoverability of purchased finite lived intangible assets and equipment and leasehold improvements whenever events or changes in circumstances indicate that impairment may exist. We consider several indicators of impairment, among which: a significant decrease in the market price of a long-lived asset (asset group); a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of long-lived assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Undiscounted cash flows are estimated through several assumptions including future sales growth, earnings before interest and taxes (“EBIT”), margins, and capital expenditures.

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

In the second quarter of 2014, we found an indicator of possible impairment of long-lived assets in the operating and cash flow trends, both current and forecasted, which were evidenced by the goodwill impairment analysis in four of our reporting units, two in Italy, within the FSS Automotive segments, and one in Canada, and one in the Netherlands within the FSS Industrial segment. In addition to these units, we examined the US Automotive operations due to continuing negative cash flows from the business. In its analysis, management determined that the lowest level asset group, for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities, is represented by the respective reporting unit for one of its Italian reporting units and for its US, Canadian, and Netherlands reporting unit, whereas for the other Italian reporting unit, the lowest level identifiable asset groups are two, in connection with the core business and compressor business, respectively. Our recoverability test included some of the same assumptions used in the goodwill impairment tests, with additional considerations to determine future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Considerations on terminal value, adjusted to exclude growth beyond the existing service potential of the asset group, were also factored in under both a growth model and a multiple of earnings scenario. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair value measurements and disclosures”. As a result of the long-lived assets impairment analysis, we recognized impairment charges of approximately $2.7 million and $1.7 million against the carrying values of equipment and leasehold improvements and intangible assets, respectively, at our Italian compressor business asset group and our US Automotive reporting unit within our FSS Automotive segment. These impairment charges were included as a separate component of operating income for the three and six months ended June 30, 2014. As a result, as of June 30, 2014, we had approximately $54.3 million and $8.6 million of equipment and leasehold improvements and intangible assets, respectively, on our Consolidated Balance Sheet (See Note 14—Impairments in this Form 10-Q for the quarterly period ended June 30, 2014).

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

Results of Operations – Three Months Ended June 30, 2014

(Amounts in tables in thousands, except percentages)

REVENUES

	Three Months Ended June 30,		Change	Percent Change
	2014	2013
FSS Industrial	$27,698	$33,133	$(5,435)	(16.4)%
FSS Automotive	59,693	77,962	(18,269)	(23.4)%
Total Revenues	$87,391	$111,095	$(23,704)	(21.3)%

FSS Industrial. The decrease in revenue is primarily attributable to a decrease in demand in the North American markets for our mobile kits and components of approximately $3.2 million, as well as a decrease in the heavy duty business in Asia for approximately $2.3 million. Our components business was significantly affected by increased competition resulting in the loss of a significant customer, while our heavy duty business was negatively impacted by current political unrest in Asia.  We expect the pressure on revenue attributable to increased competition to continue in the near term. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $0.7 million for the three months ended June 30, 2014.

FSS Automotive. The decrease in revenue is primarily attributable to lower DOEM sales of approximately $12.7 million, primarily due to loss of customers in the European (primarily Italian) and North American markets, in connection with their change in product strategies, decreases in OEM sales of approximately $7.1 million affecting most geographic areas, as well as decreases in aftermarket sales of approximately $1.1 million, primarily in Europe. The OEM and aftermarket sales decreases were the result of an increasingly competitive environment, as well as weak economic conditions, which are affecting most of our markets (primarily Italy). These decreases were partially offset by an increase in sales of compressors of approximately $2.3 million, which have lower margins. We continue to expect pressure on revenue to continue in the near future due to increased competition in the markets we operate in and to shifting strategies at some of our customers. Included in the results discussed above is the strengthening of local currencies compared to the US dollar, which positively impacted revenue by approximately $0.4 million for the three months ended June 30, 2014.

The following represents revenues by geographic location for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Change	Percent Change
	2014	2013
North America	$25,601	$34,089	$(8,488)	(24.9)%
Europe:
Italy	11,713	22,001	(10,288)	(46.8)%
All other	22,289	18,491	3,798	20.5%
Asia & Pacific Rim	11,256	20,523	(9,267)	(45.2)%
Latin America	16,532	15,991	541	3.4%
Total Revenues	$87,391	$111,095	$(23,704)	(21.3)%

The increase in the “All other” locations within Europe primarily relates to higher sales of other products with lower margins, primarily in Russia, while the small increase in Latin America is primarily attributable to aftermarket sales in Argentina. Russia is currently experiencing economic sanctions and management is not able to anticipate the future impact of such sanctions. All other geographic locations experienced decreases in revenue when compared to the prior year period, primarily in relation with the items discussed above for both FSS Industrial and FSS Automotive. Included in the results discussed above is the net negative impact of the changes of local currencies compared to the US Dollar, which negatively impacted revenue by approximately $0.3 million.

COST OF REVENUE

	Three Months Ended June 30,		Change	Percent Change
	2014	2013
FSS Industrial	$19,801	$24,341	$(4,540)	(18.7)%
FSS Automotive	49,738	60,935	(11,197)	(18.4)%
Total Cost of Revenues	$69,539	$85,276	$(15,737)	(18.5)%

FSS Industrial. The decrease in cost of revenue is primarily attributable to lower material costs of approximately $4.4 million associated with lower volumes. While gross profit decreased due to the effect of lower volumes, gross margin for the three months ended June 30, 2014 increased, due to the positive effect associated with the loss of the sales to the above-mentioned customer, which historically had low margins. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which had a positive impact on cost of revenue by approximately $0.6 million for the three months ended June 30, 2014.

FSS Automotive. The decrease in cost of revenue is primarily attributable to lower material costs of approximately $9.9 million, as well as lower compensation expense, due to decreased headcount, and lower outside service expenses, associated with lower volumes, of approximately $2.0 million. All these decreases were partially offset by higher inventory reserve provision of approximately $0.5 million, as well as higher warranty expense of approximately $0.2 million. The above-mentioned shift in product and geographic mix resulted in lower gross margin compared to the prior year period. Included in the results discussed above is the strengthening of local currencies compared to the US dollar, which negatively impacted cost of revenue by approximately $0.2 million for the three months ended June 30, 2014.

RESEARCH & DEVELOPMENT

	Three Months Ended June 30,		Change	Percent Change
	2014	2013
FSS Industrial	$2,025	$1,815	$210	11.6%
FSS Automotive	5,093	5,453	(360)	(6.6)%
Total Research and Development	$7,118	$7,268	$(150)	(2.1)%

FSS Industrial. The increase primarily relates to higher project related expenditures when compared to the prior year period, as we continue to invest in research to enhance our current products and look into new ways to expand our current product offerings with new solutions and alternatives.

FSS Automotive. The decrease primarily relates to cost savings activities in the current period, which resulted in lower outside service expense of less than $0.3 million, as well as lower supply expenses of approximately $0.1 million compared to the prior period, when higher costs were incurred in connection with prototyping activities on a project for a customer. We remain focused on rationalizing costs, while continuing to work on advancing our existing product lines and developing various projects for possible new product offerings.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended June 30,		Change	Percent Change
	2014	2013
FSS Industrial	$3,342	$3,325	$17	(0.5)%
FSS Automotive	9,405	8,782	623	7.1%
Corporate	1,553	1,623	(70)	(4.3)%
Total Selling, General & Administrative	$14,300	$13,730	$570	4.2%

FSS Industrial. While overall costs remained flat, higher outside service expense and consulting costs of approximately $0.2 million were partially offset by lower compensation and related expenses of less than $0.2 million in connection with decreased headcount.

FSS Automotive. The increase primarily relates to facility closing expenses, as well as work force reduction in the current period of approximately $1.2 million, incurred in relation with rationalization of activities at our Italian operations, partially offset by lower outside service expenses of approximately $0.7 million, as well as savings obtained through various cost reduction activities throughout the division of approximately $0.2 million. We anticipate incurring additional expenses for rationalization of activities at our Italian operations during the remainder 2014.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. The slight decrease in corporate expenses is primarily due to lower outside service expenses incurred in the three months ended June 30, 2014 compared to the prior year period.

IMPAIRMENTS

	Three Months Ended June 30,		Change	Percent Change
	2014	2013
FSS Industrial	$4,158	$0	$4,158	NM
FSS Automotive	40,183	0	40,183	NM
Total Impairment	$44,341	$0	$44,341	NM

FSS Industrial. During the three months ended June 30, 2014, we recorded an impairment charges of approximately $4.2 million, representing the write-off of goodwill associated with our reporting units located in Canada and in the Netherlands. Due to the recent trading values of our stock, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. Refer to Note 14—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

FSS Automotive. During the three months ended June 30, 2014, we recorded impairment charges of approximately $35.8 million, $1.7 million and $2.7 million representing the write-off of goodwill, intangible assets, and equipment and leasehold improvements, respectively, associated with our Italian and US reporting units. Due to the recent trading values of our stock, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. Refer to Note 14—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

OPERATING (LOSS) / INCOME

	Three Months Ended June 30,		Change	Percent Change
	2014	2013
FSS Industrial	$(1,628)	$3,652	$(5,280)	NM
FSS Automotive	(44,725)	2,792	(47,517)	NM
Corporate Expenses (1)	(1,554)	(1,623)	69	4.3%
Total Operating (Loss) Income	$(47,907)	$4,821	$(52,728)	NM

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the three months ended June 30, 2014 decreased to an operating loss for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended June 30, 2014 we recognized approximately $0.8 million in net gains on foreign exchange, primarily due to the weakening of the US dollar against the Euro, compared to $1.1 million in losses on foreign exchange for the three months ended June 30, 2013. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Benefit/(Provision) for Income Taxes.

Income tax benefit for the three months ended June 30, 2014 was approximately $2.8 million, which includes approximately $1.1 million benefit associated with impairment charges, representing an effective tax rate of 6.0%, compared with income tax expense for the three months ended June 30, 2013 of $1.4 million, representing an effective tax rate of 34.5%.The change in the effective tax rate is primarily a result of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the three months ended June 30, 2014 and 2013, we incurred a pre-tax loss of approximately $0.9 million and $0.9 million, respectively, in the loss jurisdictions. Accordingly, for the three months ended June 30, 2014, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Results of Operations – Six Months Ended June 30, 2014

(Amounts in tables in thousands, except percentages)

REVENUES

	Six Months Ended June 30,		Change	Percent Change
	2014	2013
FSS Industrial	$54,629	$65,079	$(10,450)	(16.1)%
FSS Automotive	114,058	144,616	(30,558)	(21.1)%
Total Revenues	$168,687	$209,695	$(41,008)	(19.6)%

FSS Industrial. The decrease in revenue is primarily attributable to decreases in demand in the North American markets for our industrial products and auxiliary power units of approximately $6.3 million, and $1.2 million, respectively, as well as lower heavy duty business in Asia for approximately $4.1 million. These decreases were partially offset by an increase in revenue from our industrial products in Europe of approximately $1.1 million. Our industrial business was significantly affected by increased competition resulting in the loss of a significant customer, as well as changing purchasing strategies at some of our customers as they worked off excess inventory from previous periods, while our heavy duty business was negatively impacted by current political unrest in Asia.  We expect the pressure on revenue attributable to increased competition to continue in the near term. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $1.9 million for the six months ended June 30, 2014.

FSS Automotive. The decrease in revenue is primarily attributable to lower DOEM sales of approximately $19.5 million, primarily due to loss of customers in the European (primarily Italian) and North American markets, in connection with their change in products strategies, decreases in OEM sales of approximately $12.4 million affecting most geographic areas, as well as decreases in aftermarket sales of approximately $3.8 million, primarily in Europe. The OEM and aftermarket decreases were the result of an increasingly competitive environment, as well as weak economic conditions, which are affecting most of our markets and primarily Italy. These decreases were partially offset by an increase in sales of compressors of approximately $4.2 million, which have lower margins. We expect the pressure on revenue to continue in the near term due to increased competition in the markets we operate in and to shifting strategies at some of our customers. Included in the results discussed above is the strengthening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $0.6 million for the six months ended June 30, 2014.

The following represents revenues by geographic location for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Change	Percent Change
	2014	2013
North America	$48,013	$61,682	$(13,669)	(22.2)%
Europe:
Italy	25,489	43,516	(18,027)	(41.4)%
All other	44,367	37,206	7,161	19.2%
Asia & Pacific Rim	20,906	36,201	(15,295)	(42.3)%
Latin America	29,912	31,090	(1,178)	(37.9)%
Total Revenues	$168,687	$209,695	$(41,008)	(19.6)%

The increase in the “All other” locations within Europe primarily relates to higher sales of other products with lower margins, primarily in Russia, which is currently experiencing economic sanctions and management is not able to anticipate the future impact of such sanctions. All other geographic locations experienced decreases in revenue when compared to the prior year, primarily in relation with the items discussed above for both FSS Industrial and FSS Automotive. Included in the results discussed above is the net negative impact of the changes of local currencies compared to the US Dollar, which negatively impacted revenue by approximately $2.5 million.

COST OF REVENUE

	Six Months Ended June 30,		Change	Percent Change
	2014	2013
FSS Industrial	$39,707	$48,508	$(8,801)	(18.1)%
FSS Automotive	93,727	113,750	(20,023)	(17.6)%
Total Cost of Revenues	$133,434	$162,258	$(28,824)	(17.8)%

FSS Industrial. The decrease in cost of revenue is primarily attributable to lower material costs of approximately $8.6 million associated with lower volumes. While gross profit decreased due to the effect of lower volumes, gross margin for the six months ended June 30, 2014 increased, due to the positive effect associated with the loss of the sales to the above-mentioned customer, which historically had low margins. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which had a positive impact on cost of revenue of approximately $1.7 million for the six months ended June 30, 2014.

FSS Automotive. The decrease in cost of revenue is primarily attributable to lower material costs of approximately $15.6 million and lower compensation expense and related costs and outside service expenses of approximately $3.4 million, all associated with lower volumes, as well as lower warranty expense of approximately $0.6 million, and lower inventory provision of approximately $0.4 million. The above-mentioned shift in product and geographic mix resulted in lower gross margin compared to the prior year period. Included in the results discussed above is the strengthening of local currencies compared to the US dollar, which positively impacted cost of revenue by approximately $0.7 million for the six months ended June 30, 2014.

RESEARCH & DEVELOPMENT

	Six Months Ended June 30,		Change	Percent Change
	2014	2013
FSS Industrial	$4,009	$3,646	$363	10.0%
FSS Automotive	9,496	10,147	(651)	(6.4)%
Total Research and Development	$13,505	$13,793	$(288)	(2.1)%

FSS Industrial. The increase primarily relates to higher compensation and related expense due to increased headcount from the prior year period, and higher project related expenditures as we continue to invest in research to enhance our current products and look into new ways to expand our current product offerings with new solutions and alternatives.

FSS Automotive. The decrease primarily relates to cost savings activities in the current period, which resulted in lower outside service expense of less than $0.4 million, as well as lower supplies of approximately $0.3 million compared to the prior year period, when higher costs were incurred in connection with prototyping activities on a project for a customer. We remain focused on rationalizing costs, while continuing to work on advancing our existing product lines and develop various projects for possible new offerings.

SELLING, GENERAL & ADMINISTRATIVE

	Six Months Ended June 30,		Change	Percent Change
	2014	2013
FSS Industrial	$6,488	$6,811	$(323)	(4.7)%
FSS Automotive	17,656	17,665	(9)	(0.1)%
Corporate	3,453	3,210	243	7.6%
Total Selling, General & Administrative	$27,597	$27,686	$(89)	(0.3)%

FSS Industrial. The decrease primarily relates to lower compensation and related expense of approximately $0.4 million in connection with decreased headcount.

FSS Automotive. Overall costs remained flat: increases primarily related to facility closing and work force reduction expenses in the current period of approximately $1.7 million, incurred in relation with rationalization of activities at our Italian operations, as well as prior year reversal of contingent consideration of approximately $0.4 million, were partially offset primarily by lower outside service expenses of approximately $1.6 million, and by cost savings of approximately $0.6 million achieved through process streamlining and increased efficiencies mostly at our Italian subsidiary. We anticipate incurring additional expenses for rationalization of activities at our Italian operations during the remainder of 2014.

 Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses increased mostly due to higher outside service expenses.

IMPAIRMENTS

	Six Months Ended June 30,		Change	Percent Change
	2014	2013
FSS Industrial	$4,158	$0	$4,158	NM
FSS Automotive	40,183	0	40,183	NM
Total Operating Income	$44,341	$0	$44,341	NM

FSS Industrial. During the six months ended June 30, 2014, we recorded an impairment charge of approximately $4.2 million, representing the write-off of goodwill associated with our reporting units located in Canada and in the Netherlands. Due to the recent trading values of our stock, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. Refer to Note 14—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

FSS Automotive. During the six months ended June 30, 2014, we recorded impairment charges of approximately $35.8 million, $1.7 million and $2.7 million representing the write-off of goodwill, intangible assets, and equipment and leasehold improvements, respectively, associated with our Italian and US reporting units. Due to the recent trading values of our stock, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. Refer to Note 14—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

OPERATING (LOSS) / INCOME

	Six Months Ended June 30,		Change	Percent Change
	2014	2013
FSS Industrial	$266	$6,114	$(5,848)	NM
FSS Automotive	(47,004)	3,054	(50,058)	NM
Corporate Expenses (1)	(3,452)	(3,210)	(242)	(7.5)%
Total Operating (Loss) Income	$(50,190)	$5,958	$(56,148)	NM

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the six months ended June 30, 2014 decreased to an operating loss for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the six months ended June 30, 2014 we recognized approximately $1.2 million in net gains on foreign exchange, primarily due to the weakening of the US dollar against the Euro, compared to $1.5 million in losses on foreign exchange for the six months ended June 30, 2013. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Benefit/(Provision) for Income Taxes.

Income tax benefit for the six months ended June 30, 2014 was approximately $2.6 million, which includes approximately $1.1 million benefit associated with impairment charges, representing an effective tax rate of 5.3%. Income tax expense for the six months ended June 30, 2013 was approximately $2.9 million, representing an effective tax rate of 61.0%. The change in the effective tax rate is primarily a result of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the six months ended June 30, 2014 and 2013, we incurred a pre-tax loss of approximately $3.2 million and $4.1 million, respectively, in the loss jurisdictions. Accordingly, for the six months ended June 30, 2014, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Liquidity and Capital Resources

Overview— Our primary sources of liquidity are cash provided by operating activities and debt financing. Additionally from time to time we raise funds from the equity capital markets to fund our working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets. We believe the amounts available to us under our various credit agreements together with cash on hand will continue to allow us to meet our needs for working capital and other cash needs for worldwide operations for at least the next 12 months. For periods beyond 12 months, although we do not have any plans to do so, we may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of our technologies and products. However, we can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all. Nevertheless, our ability to satisfy our working capital requirements will substantially depend upon our future operating performance (which may be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. We continue to evaluate our liquidity needs.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions; however, we have accrued (as a reduction to net operating loss carry-forwards) residual U.S. taxes on approximately $26.7 million of earnings not considered to be indefinitely reinvested. This amount was deemed to be a constructive dividend creating taxable income for US income tax purposes; upon distribution of earnings in the form of dividend, or otherwise, in excess of these amounts, we may be subject to United States income taxes. In addition, we would be subject to withholding taxes payable to various foreign countries. In June 2012, our FSS Automotive segment purchased approximately an additional $6.3 million of prime-rated German government bonds with a maturity date of March 14, 2014, which were subsequently sold before maturity on February 8,

2013 for approximately $6.8 million. The related proceeds, as well as additional cash, were reinvested into a new purchase of prime-rated German government bonds for approximately $12.6 million, with a maturity date of October 10, 2014. These investments were placed in the available for sale category. As of June 30, 2014 we had approximately $73.0 million of cash and marketable securities held in accounts outside the U.S., primarily in Europe. We currently intend to repatriate a portion of these funds; however, we do not intend nor foresee the need to repatriate funds in excess of the $26.7 million of earnings not considered to be indefinitely reinvested. We expect existing cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months.

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

Our ratio of current assets to current liabilities was approximately 3:1 at both June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, our total working capital decreased by $4.6 million, to $199.5 million from $204.1 million at December 31, 2013. This decrease is primarily due to the following: (1) a decrease of $11.3 million in cash mostly attributable to the net effect of our investing and operating activities, (2) a decrease of $5.5 million in accounts receivable primarily attributable to our FSS Automotive division as a result of lower sales; which were all partially offset by: (a) an increase of $4.4 million in other current assets primarily attributable to our FSS Automotive division in connection with higher supplier advances of approximately $1.1 million and higher credits towards the Italian social security system (INPS) of approximately $0.9 million in connection with rationalization of activities at some of our facilities; (b) an increase in short term investments of $3.4 million, primarily attributable to additional investment in certificate of deposits at our FSS Industrial division; (c) an increase of $1.7 million in deferred tax assets; (d) a decrease of $1.3 million in accounts payable primarily attributable to our FSS Automotive operations in relation with decreased business activity; and (e) a decrease of $0.9 million in accrued expenses primarily attributable to decreased accruals for warranties and unearned revenue at our FSS Automotive operations.

The following table provides a summary of our operating, investing and financing activities as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(2,493)	$5,946
Investing activities	(8,920)	(9,672)
Financing activities	(88)	(48)
Effect on cash of changes in exchange rates	189	(938)
Net decrease in cash and cash equivalents	$(11,312)	$(4,712)

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

2014  compared to 2013. In 2014, our net cash flow used in operating activities was $2.4 million, a decrease of $8.4 million from the net cash flow provided by operating activities in the six months ended June 30, 2013. This decrease was primarily driven by changes in net working capital and other balance sheet changes: decreases in operating cash flows associated with accounts payable (primarily in relation with higher activity in the prior year period), in tax payables and payables/receivables with related parties, were offset by increases in operating cash flows associated with lower accounts receivable and inventory (primarily due to lower revenue and lower inventory increases).

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of investments in available for sale German government bonds, property, plant and equipment (“PP&E”) expenditures.

In 2014, our PP&E additions were approximately $6.0 million, which were primarily for leasehold improvements and acquisitions of machinery and equipment in connection with our normal business operations, principally in our FSS Automotive operations. In April 2014, our FSS Industrial operations invested an additional $3.0 million in time deposits.

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

Credit Agreements

At June 30, 2014, our weighted average interest rate on outstanding debt was 1.0%. We are party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at June 30, 2014. The fair value of the debt obligations approximated the recorded value as of June 30, 2014 and December 31, 2013.

(a) Revolving Lines of Credit – Italy and Argentina

We maintain various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $6.9 million which is unsecured and $4.0 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.2% to 4.2% as of June 30, 2014. At June 30, 2014 and December 31, 2013, there was no balance outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $1.9 million. These lines are unsecured with no balance outstanding at June 30, 2014 and December 31, 2013. At June 30, 2014, the interest rates for the lines of credit in Argentina ranged from 4.5% to 30.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of June 30, 2014, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $20.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At June 30, 2014 and December 31, 2013, there were no balances outstanding. The maximum aggregate principal amount of loans available at any time was originally $13.0 million with a maturity date of April 30, 2014, which was subsequently renewed to April 30, 2015 with a new aggregate principal amount of loans available at any time increased to $20.0 million. At our option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants, which require us to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135.0 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75.0 million. At June 30, 2014, we were in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.50% to 6.95%.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update that improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results.  The amendments in this update are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued a new accounting standard update providing additional guidance for revenue recognition in relation to contractual arrangements with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services.  The amendments in this update are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Early adoption is not permitted. We are currently defining the approach and planning the initial review activities necessary for the transition to the new standard.

In June 2014, the FASB issued a new accounting standard update providing additional guidance on how to account for share-based payments where the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite period is treated as a performance condition.  The amendments in this update are effective for fiscal years, and interim periods within those years beginning after December 15, 2015, and may be applied (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier adoption is permitted.  The adoption of this standard is not expected to have a material impact on our financial statements.

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

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three and six months ended June 30, 2014 by approximately $0.2 million and $0.3 million, respectively. We may seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries when necessary. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

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

During the six months ended June 30, 2014, we implemented a new enterprise resource planning (ERP) system at certain subsidiaries and, accordingly, made changes in our internal control over financial reporting including the modification of certain existing control processes as well as the implementation of new control processes to adapt to changes for our new ERP system. Other than these new control procedures relating to the ERP system, there was no other change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The debt default by the Government of Argentina could have a material adverse effect on our business, financial condition and liquidity.

We operate a subsidiary in Argentina which has significant sales to customers in Argentina and elsewhere in South America.  We also sell inventory from our facility in Italy to our subsidiary in Argentina.

The default by the Government of Argentina on its debt obligations has negatively impacted economic conditions in Argentina.  In addition, the debt crisis in Argentina subjects us to risks related to fluctuations in currency values, restrictions on imports and exports, trade limitations, restrictions on the ability to repatriate funds and other potentially detrimental governmental practices or policies impacting companies doing business in Argentina.  The continued uncertainty caused by the debt crisis may materially disrupt our markets in Argentina and possibly elsewhere in South America.  If economic conditions in Argentina remain uncertain or deteriorate further, customer demand for our products could decline, and we may experience a material adverse effect on our business, financial condition and liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we did not sell any equity securities not registered under the Securities Act of 1933, as amended.

The following table provides information on purchases of our common shares outstanding made by us during the three months ended June 30, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1–30, 2014	—	$—	n/a	n/a
May 1–31, 2014	—	—	n/a	n/a
June 1–30, 2014	—	—	n/a	n/a
Total	—	—	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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
10.1

First Amendment to Agreement dated April 30, 2014 between Fuel Systems Solutions, Inc., IMPCO Technologies, Inc., IMPCO Technologies B.V. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2014).

10.2

Committed Credit Facility dated July 10, 2009 between Fuel Systems Solutions, Inc., IMPCO Technologies, Inc., IMPCO Technologies B.V. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 17, 2009).

10.3

Settlement Agreement, dated May 28, 2014, between Pier Antonio Costamagna and M.T.M. S.r.L. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2014).

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

FUEL SYSTEMS SOLUTIONS, INC.
Date: August 18, 2014	By:	/s/ PIETRO BERSANI
Pietro Bersani
Chief Financial Officer and a duly authorized officer