Form 10-Q
period 2014-09-30
Fuel Systems Solutions, Inc.
filed 2014-11-06
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2014:

20,105,520 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$73,486	$80,961
Accounts receivable, less allowance for doubtful accounts of $3,497 and $3,993 at September 30, 2014 and December 31, 2013, respectively	53,236	65,008
Inventories	88,448	95,052
Deferred tax assets, net	12,257	10,234
Other current assets	22,454	21,490
Short-term investments	17,031	14,615
Related party receivables	733	2,787
Total current assets	267,645	290,147
Equipment and leasehold improvements, net	53,357	58,402
Goodwill, net	7,388	48,896
Deferred tax assets, net	3,946	4,129
Intangible assets, net	7,679	11,790
Other assets	1,129	1,260
Long-term investments	0	675
Total Assets	$341,144	$415,299
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,495	$40,702
Accrued expenses	43,136	42,094
Income taxes payable	595	216
Current portion of term loans and debt	194	213
Related party payables	2,337	2,860
Total current liabilities	81,757	86,085
Term and other loans	99	215
Other liabilities	7,371	8,364
Deferred tax liabilities	1,278	1,583
Total Liabilities	90,505	96,247
Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,113,519 issued and 20,105,520 outstanding at September 30, 2014; and 20,104,009 issued and 20,096,010 outstanding at December 31, 2013	20	20
Additional paid-in capital	320,680	320,345
Shares held in treasury, 7,999 shares at September 30, 2014 and December 31, 2013	(276)	(295)
Accumulated Deficit	(50,138)	(735)
Accumulated other comprehensive loss	(19,798)	(439)
Total Fuel Systems Solutions, Inc. Equity	250,488	318,896
Non-controlling interest	151	156
Total Equity	250,639	319,052
Total Liabilities and Equity	$341,144	$415,299

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$85,077	$97,573	$253,764	$307,268
Cost of revenue	65,101	75,506	198,535	237,764
Gross profit	19,976	22,067	55,229	69,504
Operating expenses:
Research and development expense	6,281	6,889	19,787	20,682
Selling, general and administrative expense	15,084	13,554	42,680	41,240
Impairments	0	0	44,341	0
Total operating expenses	21,365	20,443	106,808	61,922
Operating (loss) income	(1,389)	1,624	(51,579)	7,582
Other income (expense) , net	238	346	1,657	(898)
Interest income (expense), net	116	(7)	102	36
(Loss) income from operations before income taxes and non-controlling interest	(1,035)	1,963	(49,820)	6,720
Income tax (expense) benefit	(2,168)	(918)	417	(3,820)
Net (loss) income	(3,203)	1,045	(49,403)	2,900
Less: Net (income) attributable to the non-controlling interest	(4)	(13)	0	(13)
Net (loss) income attributable to Fuel Systems Solutions, Inc.	(3,207)	1,032	(49,403)	2,887
Net (loss) income per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.16)	$0.05	$(2.46)	$0.14
Diluted	$(0.16)	$0.05	$(2.46)	$0.14
Number of shares used in per share calculation:
Basic	20,105,520	20,082,143	20,100,887	20,065,906
Diluted	20,105,520	20,113,272	20,100,887	20,083,852

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands); (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(3,203)	$1,045	$(49,403)	$2,900
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(13,100)	7,025	(18,338)	719
Unrealized (loss) gain on investments arising during period	(75)	22	(50)	43
Foreign currency unrealized (loss) gain on investments during period (1)	(866)	608	(976)	159
Net realized gain reclassified during period (1)	0	0	0	(686)
Other comprehensive (loss) income, net of tax except for foreign currency items	(14,041)	7,655	(19,364)	235
Comprehensive (loss) income	(17,244)	8,700	(68,767)	3,135
Less: Net comprehensive loss (income) attributable to non-controlling interest	7	(3)	5	(3)
Comprehensive (loss) income attributable to Fuel Systems Solutions, Inc.	$(17,237)	$8,697	$(68,762)	$3,132
(1)	See Note 12

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands); (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(49,403)	$2,900
Less: Net loss attributable to the non-controlling interest	0	(13)
Net (loss) income attributable to Fuel Systems Solutions, Inc.	(49,403)	2,887
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and other amortization	8,193	8,105
Amortization of intangibles arising from acquisitions	1,783	2,233
Impairments	44,341	0
Provision for doubtful accounts	313	634
Write down of inventory	2,532	2,093
Loss on acquisition	0	1,687
Other non-cash items	14	(234)
Deferred income taxes	(3,377)	(890)
Unrealized (gain) loss on foreign exchange transactions	(476)	2,010
Compensation expense related to equity awards	336	277
Loss (gain) on disposal of equipment and other assets	643	(359)
Reduction of contingent consideration	0	(406)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	7,123	9,690
Increase in inventories	(3,159)	(6,178)
Increase in other current assets	(3,777)	(2,664)
Decrease (increase) in other assets	737	(599)
Decrease in accounts payable	(2,264)	(3,813)
Increase (decrease) in income taxes payable	432	(2,499)
Increase in accrued expenses	4,808	182
Decrease in long-term liabilities	(551)	(305)
Receivables from/payables to related party, net	1,276	(2,006)
Net cash provided by operating activities	9,524	9,845
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(10,903)	(5,816)
Purchase of investments	(3,000)	(12,626)
Sale of investments	0	6,753
Acquisition, net of cash acquired	0	(841)
Other	136	226
Net cash used in investing activities	(13,767)	(12,304)
Cash flows from financing activities:
Payments on term loans and other loans	(109)	(485)
Other	19	327
Net cash used in financing activities	(90)	(158)
Net decrease in cash and cash equivalents	(4,333)	(2,617)
Effect of exchange rate changes on cash	(3,142)	1,042
Net decrease in cash and cash equivalents	(7,475)	(1,575)
Cash and cash equivalents at beginning of period	80,961	75,675
Cash and cash equivalents at end of period	$73,486	$74,100
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment in accounts payable	$622	$109

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2013 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended September 30, 2014 and 2013 are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2014, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

In August 2014, the FASB issued a new accounting standard update intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. The amendments in this update apply to all companies and not-for-profit organizations. They become effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

The Company maintains investments in trading securities in connection with its non-qualified Deferred Compensation Plan, whereby selected key employees and directors may elect to defer a portion of their compensation each year. The Company’s investments associated with its Deferred Compensation Plan consist of mutual funds that are publicly traded and for which inputs are directly or indirectly observable in the marketplace. These trading securities are reported at fair value, with unrealized gains and losses included in earnings. In addition, the Deferred Compensation liability includes the value of deferred shares of the Company’s common stock, which is publicly traded and for which current market prices are readily available. The fair market value of the investments in the Deferred Compensation Plan is included in short-term investments starting from the second quarter of 2014 (following termination of the plan, as discussed below), with the corresponding deferred compensation obligation included in accrued expenses on the Condensed Consolidated Balance Sheets. Changes in the fair value of the benefits payable to participants and investments are both recognized as components of compensation expense. The net impact of changes in fair value was not material. The Deferred Compensation Plan was terminated during the second quarter of 2014 and the funds will be distributed within one year.

Cash, cash equivalents, and marketable securities consist of the following (in thousands):

	As of
	September 30, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$62,346	$72,302
Money market funds	11,140	8,659
Total cash and cash equivalents	$73,486	$80,961
Investments:
Available for sale securities:
German Government bonds (1)	11,421	12,615
Trading securities:
Deferred Compensation Plan assets	610	675
Other investments, held to maturity:
Time deposits (2)	5,000	2,000
Total investments	$17,031	$15,290
Short term investments	$17,031	$14,615
Long term investments	$0	$675

Notes:

(1): The contractual maturity date is October 10, 2014. Upon expiration the liquidity was temporarily invested in a high-yield deposit.

(2): Represents two Bank of America certificates of deposit each with an interest rate of 0.26% (no interest if withdrawn before maturity): a $2 million certificate of deposit with a maturity date of January 16, 2015, and a $3 million certificate of deposit with a maturity date of January 22, 2015.

The following table summarizes unrealized gains and losses related to the Company’s investments designated as available-for-sale (in thousands):

	As of September 30, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$12,147	$5	$0	$(731)	$11,421
Total	$12,147	$5	$0	$(731)	$11,421

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Forex Effect	Fair Value
German Government bonds	$12,315	$55	$0	$245	$12,615
Total	$12,315	$55	$0	$245	$12,615

In the nine months ended September 30, 2013, there were realized gains of approximately $0.4 million pertaining to €5.0 million of notional amount of German Government bonds acquired above par at 100.435 in June of 2012 for $6.3 million, with a maturity date of March 14, 2014, and sold before maturity at 100.09 on February 8, 2013 for approximately $6.8 million.

Unrealized gains and losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the three and nine months ended September 30, 2014 and 2013 were less than $0.1 million in all periods.

As of September 30, 2014 and 2013, the Company did not have any investments in available for sale marketable securities that were in an unrealized loss position for a period of 12 months or greater.

At September 30, 2014 and December 31, 2013, restricted cash balance was approximately $0.4 million and $0.5 million, respectively, included in other assets.

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

	As of September 30, 2014	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$11,140	$11,140	$0	$0
Available for sale securities:
German Government bonds	11,421	11,421	0	0
Trading securities:
Deferred Compensation Plan assets	610	0	610	0
Other investments, held to maturity:
Time deposits	5,000	0	5,000	0
Total	$28,171	$22,561	$5,610	$0

	As of December 31, 2013	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$8,659	$8,659	$0	$0
Available for sale securities:
German Government bonds	12,615	12,615	0	0
Trading securities:
Deferred Compensation Plan assets	675	0	675	0
Other investments, held to maturity:
Time deposits	2,000	0	2,000	0
Total	$23,949	$21,274	$2,675	$0

6. Inventories

Inventories, consisting of raw materials and parts, work-in-process, and finished goods are stated at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

Inventories are comprised of the following (in thousands):

	As of
	September 30, 2014	December 31, 2013
Raw materials and parts	$54,753	$56,790
Work-in-process	2,328	1,503
Finished goods	31,367	36,759
Total inventories	$88,448	$95,052

7. Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	September 30, 2014	December 31, 2013
Dies, molds, and patterns	$5,616	$5,677
Machinery and equipment	64,331	67,673
Office furnishings and equipment	21,819	21,092
Automobiles and trucks	4,920	4,548
Leasehold improvements	23,018	25,259
Total equipment and leasehold improvements	119,704	124,249
Less: accumulated depreciation	(66,347)	(65,847)
Equipment and leasehold improvements, net of accumulated depreciation	$53,357	$58,402

Depreciation expense related to equipment and leasehold improvements was approximately $2.7 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense related to equipment and leasehold improvements was $8.2 million and $8.1 million for the nine months ended September 30, 2014 and 2013, respectively.

8. Goodwill and Intangibles

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2014 are as follows (in thousands):

	FSS Automotive	FSS Industrial	Total
Goodwill, gross	$50,071	$15,651	$65,722
Accumulated impairment losses	(9,043)	(7,783)	(16,826)
Net balance as of December 31, 2013	$41,028	$7,868	$48,896
Impairment loss (1)	(35,780)	(4,158)	(39,938)
Currency translation	(1,518)	(52)	(1,570)
Goodwill, gross	$48,258	$15,760	$64,018
Accumulated impairment losses	(44,528)	(12,102)	(56,630)
Net balance as of September 30, 2014	$3,730	$3,658	$7,388

Note (1): see Note 14 Impairments

At September 30, 2014 and December 31, 2013, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of September 30, 2014			As of December 31, 2013
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	5.0	$26,180	$(22,176)	$4,004	$27,774	$(21,150)	$6,624
Customer relationships	11.0	19,757	(17,444)	2,313	21,013	(17,909)	3,104
Trade name	4.4	4,596	(3,234)	1,362	5,005	(2,944)	2,061
Non-compete agreements	0.0	0	0	0	158	(157)	1
Total		$50,533	$(42,854)	$7,679	$53,950	$(42,160)	$11,790

Amortization expense related to existing technology and customer relationships of $0.4 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, and of $1.4 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.1 million and $0.1 million for three months ended September 30, 2014 and 2013, respectively, and of $0.4 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Three months ending December 31, 2014	$505
2015	1,923
2016	1,549
2017	1,100
2018	922
2019	614
Thereafter	1,066
$7,679

9. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

Changes in the Company’s product warranty liability, included within Accrued expenses on the Condensed Consolidated Balance Sheets, during the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$7,516	$9,756	$8,695	$11,639
Provisions charged to costs and expenses	1,905	202	3,602	2,967
Settlements	(1,477)	(854)	(3,731)	(3,861)
Adjustments to pre-existing warranties	(207)	(102)	(774)	(1,483)
Effect of foreign currency translation	(377)	195	(432)	(65)
Balance at end of period	$7,360	$9,197	$7,360	$9,197

10. Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2014 was (209.5)% compared to an effective tax rate of 46.8% for the three months ended September 30, 2013. The Company’s effective tax rate for the nine months ended September 30, 2014 was 0.8% compared to an effective tax rate of 56.8% for the nine months ended September 30, 2013.

The Company operates in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions and losses incurred in the United States and certain foreign jurisdictions (“loss jurisdictions”) for which no tax benefit has been recorded. For the three months ended September 30, 2014 and 2013 the Company incurred a pre-tax loss of approximately $4.1 million and $0.9 million, respectively, in the loss jurisdictions. For the nine months ended September 30, 2014 and 2013, the Company incurred a pre-tax loss of approximately $7.2 million and $5.0 million, respectively, in the loss jurisdictions. The Company continues to believe that the likelihood of recoverability of the net deferred tax assets in the loss jurisdictions is less than the “more likely than not” threshold, therefore, a valuation allowance is maintained on the entire domestic and certain foreign jurisdictions deferred tax assets.

As of September 30, 2014, the Company had approximately $13.0 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the three and nine months ended September 30, 2014. Although it is reasonably possible that our unrecognized tax benefits will change over the next 12 months, the Company does not anticipate such changes to have a significant impact on our income tax expense due to the valuation allowance position maintained in certain jurisdictions.

11. Debt Payable

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of September 30, 2014	September 30, 2014	December 31, 2013
(a) Revolving lines of credit—Italy and Argentina	$11,939	$0	$0
(b) Revolving line of credit—USA	20,000	0	0
(c) Other indebtedness	0	293	428
	$31,939	293	428
Less: current portion		194	213
Non-current portion		$99	$215

At September 30, 2014, the Company’s weighted average interest rate on outstanding debt was 0.9%. The Company is party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at September 30, 2014. The fair value of the debt obligations approximated the recorded value as of September 30, 2014 and December 31, 2013 and represents a level 3 measurement within the fair value hierarchy (see Note 5).

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $6.4 million which is unsecured and $3.7 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.1% to 4.1% as of September 30, 2014. At September 30, 2014 and December 31, 2013, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $1.9 million. These lines are unsecured with no balance outstanding at September 30, 2014 and December 31, 2013. At September 30, 2014, the interest rates for the lines of credit in Argentina ranged from 4.5% to 30.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of September 30, 2014, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $20.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At September 30, 2014 and December 31, 2013, there were no balances outstanding. The maximum aggregate principal amount of loans available at any time was originally $13.0 million with a maturity date of April 30, 2014, which was subsequently renewed to April 30, 2015 with a new aggregate principal amount of loans available at any time increased to $20.0 million. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135.0 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75.0 million. At September 30, 2014, the Company was in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving the Company’s foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.50% to 6.95%.

12. Changes and Reclassifications in Accumulated Other Comprehensive Loss by Component

(a)	Changes in Accumulated Other Comprehensive Loss by Component (all amounts are net of tax, except foreign currency items)

	Three Months Ended September 30, 2014 (in thousands)
	Unrealized Gains and (Losses) on Available- for-Sale Securities	Foreign Currency Items	Total
Beginning balance, June 30, 2014	80	(5,848)	(5,768)
Current period Other Comprehensive Loss activity before reclassifications	(75)	(13,966)	(14,041)
Net current-period Other Comprehensive Loss	(75)	(13,966)	(14,041)
Net current-period Other Comprehensive Income attributable to noncontrolling interest	0	11	11
Ending balance, September 30, 2014	5	(19,803)	(19,798)

	Nine Months Ended September 30, 2014 (in thousands)
	Unrealized Gains and (Losses) on Available- for-Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2013	55	(494)	(439)
Current period Other Comprehensive Loss activity before reclassifications	(50)	(19,314)	(19,364)
Net current-period Other Comprehensive Loss	(50)	(19,314)	(19,364)
Net current-period Other Comprehensive Income attributable to noncontrolling interest	0	5	5
Ending balance, September 30, 2014	5	(19,803)	(19,798)

	Three Months Ended September 30, 2013 (in thousands)
	Unrealized Gains and (Losses) on Available- for-Sale Securities	Foreign Currency Items	Total
Beginning balance, June 30, 2013	21	(9,501)	(9,480)
Current period Other Comprehensive Income activity before reclassifications	22	7,643	7,665
Amounts reclassified from Accumulated Other Comprehensive Loss	0	0	0
Net current-period Other Comprehensive Income	22	7,643	7,665
Ending balance, September 30, 2013	43	(1,858)	(1,815)

	Nine Months Ended September 30, 2013 (in thousands)
	Unrealized Gains and (Losses) on Available- for-Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2012	(9)	(2,051)	(2,060)
Current period Other Comprehensive Income activity before reclassifications	43	888	931
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	9	(695)	(686)
Net current-period Other Comprehensive Income	52	193	245
Ending balance, September 30, 2013	43	(1,858)	(1,815)

(b) Reclassifications out of Accumulated Other Comprehensive Loss

For the three months ended September 30, 2014 and 2013, there were no reclassifications out of Accumulated Other Comprehensive Loss.

Reclassifications for the nine month periods ended September 30, 2014 and 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	$0	$9	Other Expense (Income), net
Foreign Currency Items:
Foreign currency gain on available for sale securities	0	(429)	Other Expense (Income), net
Foreign currency gain on available for sale securities		(266)	Other Expense (Income), net
Total reclassifications for the period	$0	$(686)

13. Stock-Based Compensation

The Company has two stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Under the Company’s 2009 Restricted Stock Bonus Plan, the Company’s Board of Directors may grant restricted stock to officers, employees and non-employee directors.

Stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$12	$10	$33	$27
Research and development expense	9	7	25	18
Selling, general and administrative expense	119	86	278	232
	$140	$103	$336	$277

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits as a result of the net operating loss carry-forward position for United States income tax purposes.

Stock-Based Compensation Activity – Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares. The following table displays stock option activity including the weighted average stock option prices for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	113,940	$14.95	7.5yrs	$39
Granted	41,450	10.37
Exercised	0	0
Forfeited	(27,065)	13.15
Outstanding at September 30, 2014	128,325	$13.85	8.40 yrs	$0
Vested and exercisable at September 30, 2014	26,715	$15.63	7.53 yrs	$0

The aggregate intrinsic value as of a particular date is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period.

During the three months ended September 30, 2014 and 2013, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.0 million and $0.1 million, respectively, determined as of the date of option exercise. During the nine months ended September 30, 2014 and 2013, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.0 million and $0.2 million, respectively, determined as of the date of option exercise.

As of September 30, 2014, total unrecognized stock-based compensation cost related to unvested stock options was $0.8 million, expected to be recognized over a weighted-average period of 3.63 years. As of September 30, 2013, total unrecognized stock-based compensation cost related to unvested stock options was $0.8 million, expected to be recognized over a weighted-average period of 3.9 years.

Stock-Based Compensation Activity – Restricted Stock

A summary of unvested restricted stock awards as of September 30, 2014 and changes during the nine month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	11,380	$15.53
Granted	28,200	10.64
Vested	(9,510)	15.78
Forfeited	0	0.00
Nonvested at September 30, 2014	30,070	$15.86

As of September 30, 2014, total unrecognized stock-based compensation cost related to unvested restricted stock was $0.2 million, which is expected to be recognized over a weighted-average period of approximately 0.9 year. As of September 30, 2013, total unrecognized stock-based compensation cost related to unvested restricted stock was $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.8 year.

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

During the second quarter of 2014, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis. These indicators included the recent trading values of the Company’s stock, and corresponding decline in the Company’s market capitalization, coupled with market conditions and business trends within the Company’s various reporting units. As a result, the Company examined the Italian reporting units of its FSS Automotive segment, as well as the Canadian and Netherlands reporting units of its FSS Industrial segment.

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

As a result, during the second quarter of 2014, the Company recognized, based on its best estimate, impairment charges of $33.1 million and $2.6 million, respectively, in relation with its two reporting units located in Italy within its FSS Automotive segment, and impairment charges of $3.1 million and $1.1 million, respectively, in relation with its two reporting units located in Canada and in the Netherlands within its FSS Industrial segment. During the three months ended September 30, 2014, the impairment analysis was finalized and no changes were identified. These impairment charges are included as a separate component of operating income on the condensed consolidated statement of operations for the nine months ended September 30, 2014.

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

As a result, as of September 30, 2014, the Company had $7.4 million of goodwill on its Consolidated Balance Sheet.

During the fourth quarter of 2014, the Company will perform its annual goodwill impairment review for all of its remaining reporting units as of October 1, 2014.

The following table summarizes the impairment charges for each reporting unit by asset category (in thousand):

	Nine Months ended September 30, 2014
	Italy	US	Netherlands	Canada	Total
Equipment and leasehold improvements	$2,239	$439	$0	$0	$2,678
Goodwill	35,780	0	1,094	3,064	39,938
Intangible assets	1,017	708	0	0	1,725
Total Impairments	$39,036	1,147	1,094	3,064	$44,341

In connection with these impairment charges, the Company recognized a tax benefit of approximately $1.1 million for the nine months ended September 30, 2014.

15. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net (loss) income attributable to Fuel Systems Solutions, Inc.	$(3,207)	$1,032	$(49,403)	$2,887
Denominator:
Denominator for basic earnings per share—weighted average number of shares	20,105,520	20,082,143	20,100,887	20,065,906
Effect of dilutive securities:
Employee stock options	0	28,917	0	17,259
Unvested restricted stock	0	2,212	0	687
Dilutive potential common shares	20,105,520	20,113,272	20,100,887	20,083,852
Net (loss) income per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.16)	$0.05	$(2.46)	$0.14
Diluted	$(0.16)	$0.05	$(2.46)	$0.14

The following table represents the numbers of anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Anti-dilutive instruments excluded from computation of diluted net income per share:
Options	128,325	0	88,209	0
Restricted stock	39,580	216	11,808	216
Shares held in escrow	0	0	0	1,470

16. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 representing related party transactions with the Company:

	As of
	September 30, 2014	December 31, 2013
Current Receivables with related parties:
TCN S.r.L. (a)	$0	$12
TCN Vd S.r.L. (b)	16	0
Erretre S.r.L. (c)	4	0
Bianco SPA (d)	166	207
Ningbo Topclean Mechanical Technology Co. Ltd. (h)	205	37
Current Receivables with JVs and related partners:
PDVSA Industrial S.A. (j)	323	0
Others (i)	6	2,531
Ideas & Motion S.r.L. (k)	13	0
	$733	$2,787
Current Payables with related parties:
Europlast S.r.L. (e)	661	962
TCN S.r.L. (a)	812	751
TCN Vd S.r.L. (b)	499	771
A.R.S. Elettromeccanica (g)	219	239
Erretre S.r.L. (c)	22	15
IMCOS Due S.r.L. (f)	82	53
Others (i)	4	17
Current Payable with JVs and related partners:
Ideas & Motion S.r.L. (k)	28	52
Grosso, de Rienzo, Riscossa e Associati (l)	10	0
	$2,337	$2,860

(a)

TCN S.r.L. is 30% owned by the Company’s Chief Executive Officer, along with his brother, Pier Antonio Costamagna (who retired as an executive officer of the Company and as General Manager of MTM S.r.L., effective February 5, 2014).

(b)	TCN Vd S.r.L. is 90% owned by TCN S.r.L. (see note (a) above) as well as 3% by the Company’s Chief Executive Officer, along with his brother, Pier Antonio Costamagna.
(c)	Erretre S.r.L. is 85% owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.
(d)	Bianco S.p.A. is 100% owned by TCN S.r.L. (see note (a) above).
(e)	Europlast S.r.L. is 90% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna and one immediate family member.
(f)	IMCOS Due S.r.L. is 100% owned by the Company’s Chief Executive Officer along with his brother Pier Antonio Costamagna and three immediate family members.
(g)	A.R.S. Elettromeccanica is 100% owned by Biemmedue S.r.L. (see note (i) below).
(h)	Ningbo Topclean Mechanical Technology Co. Ltd. is 100% owned by MTM Hydro S.r.L. (see note (i) below).
(i)

Includes Biemmedue S.p.A. (100% owned by the Company’s Chief Executive Officer along with his brother, Pier Antonio Costamagna), MTM Hydro S.r.L. (46% owned by the Company’s Chief Executive Officer along with his brother, Pier Antonio Costamagna), and Immobiliare IV Marzo (60% owned directly and indirectly by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna, and three employees of the Company).

(j)	PDVSA Industrial S.A. (“PDVSA”) is a 70% owner of a joint venture, Sistemas De Conversion Del Alba, S.A. (“SICODA”) with the remaining 30% owned by the Company.
(k)	Ideas & Motion S.r.L. is an Italian consulting and services company in which the Company owns an equity ownership interest of 16.67%.
(l)	One director of the Company is a partner of the law firm Grosso, de Rienzo, Riscossa e Associati.

The following table sets forth amounts (services and goods) purchased from and sold to related parties (in thousands).

	Nine Months Ended September 30,
	2014		2013
	Purchases	Sales	Purchases	Sales
Company:
Europlast S.r.L.	$2,308	$1	$3,051	$12
Biemmedue S.p.A.	29	28	17	12
TCN S.r.L	2,091	0	2,595	0
TCN Vd S.r.L	1,523	34	2,157	0
A.R.S. Elettromeccanica	1,125	0	1,323	0
Ningbo Topclean Mechanical Technology	610	0	1,083	0
Bianco Spa	37	576	13	382
Erretre S.r.L	147	8	161	2
Grosso, de Rienzo, Riscossa e Associati	123	0	85	0
Others	3	1	2	8
JVs and related partners:
Ideas & Motion S.r.L.	153	11	189	0
Rohan BRC (a)	0	0	290	2,358
PDVSA Industrial S.A.	0	917	0	3,135
	$8,149	$1,576	$10,966	$5,909

(a)	Amounts represent purchases and sales prior to the acquisition that closed on September 13, 2013 (see Note 3).

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon appraisals. These lease agreements begin to expire in 2015, with the last agreement ending in 2020. The Company paid IMCOS Due S.r.L. lease payments of $2.0 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively. In April 2014, IMCOS Due S.r.L. purchased two properties from a third party, which are currently being leased by the Company. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of $0.3 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. The terms of these leases reflect the fair market value of such properties based upon appraisals.

The Company entered into an agreement with PDVSA to develop the basic and detailed engineering, and outfit the facility for the installation of an integrated production plant for natural gas vehicles for SICODA in Venezuela. The Company accounts for this project under the completed contract method. As of September 30, 2014, the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $6.6 million and $5.2 million, respectively. As of December 31, 2013, the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $5.6 million and $5.5 million, respectively. At September 30, 2014 and December 31, 2013, an advance payment from PDVSA of $1.0 million and $1.0 million, respectively, is included in accrued expenses.

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

The Company is currently party to claims for wages brought by former DOEM temporary employees. At December 31, 2011, the Company had accrued $2.4 million (€1.8 million) in relation to such claims. During 2012, the Company settled claims for an amount equal to approximately $1.5 million (€1.1 million), while reversing excess accruals for approximately $0.9 million (€0.7 million). During the fourth quarter of 2013, the Company accrued approximately $0.4 million (€0.3 million) for additional claims. During the nine months ended September 30, 2014 the Company settled claims for approximately $0.4 million (€0.3 million) and accrued approximately $0.2 million (€0.2 million) for additional claims. As of September 30, 2014 the Company has approximately $0.2 million (€0.1 million) accrued for additional claims.

Due to changes in the economic environment, and ensuing updated business strategies, during the nine months ended September 30, 2014, the Company went through a rationalization of its operations. The Company incurred costs associated with work force reduction, as well as closing of a facility. For the three and nine months ended September 30, 2014, the Company has incurred and paid approximately the following amounts in relation with the above-mentioned rationalization of operations, recorded within selling, general, and administrative expenses on the Company’s Condensed Statement of Operations (amounts in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
FSS Industrial (1) (2):
Cost accrued for work force reduction	$631	$631
Amounts paid for work force reduction	436	436
Unpaid portion of cost accrued for work force reduction as of September 30, 2014	195	195
FSS Automotive (1) (3):
Cost accrued for work force reduction	$1,744	$2,978
Amounts paid for work force reduction	1,576	2,810
Unpaid portion of cost accrued for work force reduction as of September 30, 2014	168	168

Write off in connection with facility closing	0	487

    ___________

(1)

The total expected costs to be incurred in relation with the rationalization of operations were approximately $0.6 million for FSS Industrial and in the range of approximately $3.0 million to $3.5 million for FSS Automotive, respectively.

(2)	The FSS Industrial rationalization of operations started and ended within the three months ended September 30, 2014.
(3)

The FSS Automotive rationalization of operations started during the three months ended June 30, 2014 and ended by September 30, 2014. As of June 30, 2014, FSS Automotive had incurred and paid approximately $1.2 million for work force reduction, as well as recorded approximately $0.5 million in connection with write offs for closing of a facility.

18. Business Segment Information

Business Segments. FSS Industrial consists of the Company’s industrial mobile and stationary equipment and auxiliary power unit (APU), and the Company’s heavy duty commercial transportation operations. FSS Automotive consists of the Company’s passenger and light duty commercial transportation (automotive OEM and aftermarket) and transportation infrastructure operations (compressors).

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

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2014	2013	2014	2013
FSS Industrial	$25,602	$30,088	$80,230	$95,167
FSS Automotive	59,475	67,485	173,534	212,101
Total	$85,077	$97,573	$253,764	$307,268

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Income (Loss):	2014	2013	2014	2013
FSS Industrial	$1,484	$2,350	$1,750	$8,464
FSS Automotive	(736)	796	(47,741)	3,850
Corporate Expenses (1)	(2,137)	(1,522)	(5,588)	(4,732)
Total	$(1,389)	$1,624	$(51,579)	$7,582

(1)	Represents corporate expense not allocated to either of the business segments.

	As of
Total Assets:	September 30, 2014	December 31, 2013
FSS Industrial	$130,912	$131,022
FSS Automotive	244,594	314,018
Corporate (1)	183,859	187,778
Eliminations	(218,221)	(217,519)
Total	$341,144	$415,299

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

19. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three and nine months ended September 30, 2014 and 2013, no customers represented more than 10.0% of consolidated sales.

Accounts Receivable

At September 30, 2014, no customer represented more than 10.0% of consolidated accounts receivable. At December 31, 2013, no customers represented more than 10.0% of consolidated accounts receivable.

20. Subsequent Events

On November 3, 2014, the Company’s Board of Directors approved a share repurchase program for up to $25.0 million of the Company’s common stock. The program is expected to continue for up to one year. Purchases under the repurchase program may be made from time to time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The Company expects shares to be repurchased at prevailing market prices based on management’s evaluation of market conditions and other factors.

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

For the three months ended September 30, 2014 revenue decreased approximately $12.5 million, or 12.8%, operating income became an operating loss of $1.4 million, and diluted earnings per share (“EPS”) decreased by $0.21 compared to the prior year’s period. These results were driven primarily by decreases in automotive OEM and DOEM sales across many geographic areas, as well as decreases in sales of most of our industrial products. Lower sales at our FSS Automotive segment were primarily attributable to the conclusion of certain OEM/DOEM programs that were not renewed because of the automakers’ decisions, partly influenced by economic conditions and partly by increased competitive pressure, to either in-source systems or source from other suppliers. Lower sales at our FSS Industrial segment were primarily affected by increased competition, which resulted in the loss of a large customer. These decreases were partially offset by increased sales of compressors and of auxiliary power units, both with lower margins, as well as increased aftermarket sales in Argentina and India. The aforementioned change in the product/geographic mix and the ensuing lower revenue negatively impacted our operating income, which in the three months ended September 30, 2014 was also further impacted by work force reduction expenses of approximately $2.4 million incurred in connection with rationalization of activities at both our divisions.

For the nine months ended September 30, 2014 revenue decreased approximately $53.5 million, or 17.4%, operating income became an operating loss of $51.6 million, including impairment charges of $44.3 million, and diluted EPS decreased by $2.60 compared to the prior year’s period. These results were driven primarily by decreases in automotive OEM, DOEM and aftermarket sales across many geographic areas, as well as decreases in sales of most of our industrial products. Lower sales at our FSS Automotive segment were primarily attributable to the conclusion of certain OEM/DOEM programs that were not renewed because of the automakers’ decisions, partly influenced by economic conditions and partly by increased competitive pressure, to either in-source systems or source from other suppliers. Furthermore, the aftermarket business in key areas such as Europe, and particularly Italy, is experiencing year-over-year considerable contraction. Lower sales at our FSS Industrial segment were primarily affected by increased competition, which resulted in the loss of a large customer. These decreases were partially offset by increased sales of compressors and by sales of auxiliary power units, both with lower margins. The aforementioned change in the product/geographic mix and the ensuing lower revenue negatively impacted our operating income, which in the nine months ended September 30, 2014 was also further impacted by work force reduction and facility closing expenses of approximately $4.1 million incurred in connection with rationalization of activities at both our divisions. Additionally, in the nine months ended September 30, 2014, we recognized impairment charges of approximately $44.3 million, associated with goodwill and long-lived assets, for a total consolidated EPS impact of approximately $2.15 per share, net of a tax benefit of approximately $1.1 million recognized in connection with these impairment charges.

Due to the decrease in revenue compared to the prior year, as well as the expected near-term pressure on revenue, we are analyzing further ways to reduce costs.

Net cash provided by operations was $12.0 million and $9.5 million for the three and nine months ended September 30, 2014, respectively. Our net cash position of $90.1 million, including marketable securities and debt (excluding Deferred Compensation Plan assets), provides us with the adequate capital for working capital and general corporate purposes, which may include expansion of our business, and financing of future acquisitions of companies or assets.

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

The income approach requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins, and capital expenditures. These assumptions are the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the five years forecasted by the reporting units), as well as projections of future gross and operating margins (for the period beyond the forecasted five years).  During the second quarter of 2014, in relation with the above-mentioned reporting units, management used discount rates ranging from 13.75% to 19.25% and terminal growth rates of 3% (the differences in discount rates reflect considerations about differences in the underlying businesses, as well as local economic conditions/environments). The discount rates used for the above-mentioned reporting units increased significantly from the fourth quarter of 2013 analysis due to the decrease in our market capitalization. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair Value Measurements and Disclosures.”

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

As a result, during the second quarter of 2014, we recognized, based on our best estimate, impairment charges of approximately $33.1 million and $2.6 million, respectively, in relation with our two reporting units located in Italy within our FSS Automotive segment, and impairment charges of $3.1 million and $1.1 million, respectively, in relation with our two reporting units located in Canada and in the Netherlands within our FSS Industrial segment.  During the three months ended September 30, 2014,  the impairment analysis was finalized and no changes were identified. These impairment charges are included as a separate component of operating income in the condensed consolidated statement of operations for the nine months ended September 30, 2014.

As a result, as of September 30, 2014, we had $7.4 million of goodwill on our Consolidated Balance Sheet (See Note 14—Impairments in this Form 10-Q for the three months ended September 30, 2014).

During the fourth quarter of 2014, we will perform our annual goodwill impairment review for all of our remaining reporting units as of October 1, 2014. If there are any changes in our stock price, or significant changes in the business climate or operating results of our reporting units, we may incur additional goodwill impairment charges.

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

Each period we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of long-lived assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Undiscounted cash flows are estimated through several assumptions including future sales growth, EBIT, margins, and capital expenditures.

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

In the second quarter of 2014, we found an indicator of possible impairment of long-lived assets in the operating and cash flow trends, both current and forecasted, which were evidenced by the goodwill impairment analysis in four of our reporting units, two in Italy, within the FSS Automotive segments, and one in Canada, and one in the Netherlands within the FSS Industrial segment. In addition to these units, we examined the US Automotive operations due to continuing negative cash flows from the business. In its analysis, management determined that the lowest level asset group, for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities, is represented by the respective reporting unit for one of its Italian reporting units and for its US, Canadian, and Netherlands reporting unit, whereas for the other Italian reporting unit, the lowest level identifiable asset groups are two, in connection with the core business and compressor business, respectively. Our recoverability test included some of the same assumptions used in the goodwill impairment tests, with additional considerations to determine future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Considerations on terminal value, adjusted to exclude growth beyond the existing service potential of the asset group, were also factored in under both a growth model and a multiple of earnings scenario. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair Value Measurements and Disclosures”. As a result of the long-lived assets impairment analysis, we recognized impairment charges of approximately $2.7 million and $1.7 million against the carrying values of equipment and leasehold improvements and intangible assets, respectively, at our Italian compressor business asset group and our US Automotive reporting unit within our FSS Automotive segment.  These impairment charges are included as a separate component of operating income in the condensed consolidated statement of operations for the nine months ended September 30, 2014.

As a result, as of September 30, 2014, we had approximately $53.4 million and $7.7 million of equipment and leasehold improvements and intangible assets, respectively, on our Consolidated Balance Sheet (See Note 14—Impairments in this Form 10-Q for the three months ended September 30, 2014).

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

Results of Operations – Three Months Ended September 30, 2014

(Amounts in tables in thousands, except percentages)

REVENUES

	Three Months Ended September 30,			Percent Change
	2014	2013	Change
FSS Industrial	$25,602	$30,088	$(4,486)	(14.9)%
FSS Automotive	59,475	67,485	(8,010)	(11.9)%
Total Revenues	$85,077	$97,573	$(12,496)	(12.8)%

FSS Industrial. The decrease in revenue is primarily attributable to a decrease of mobile kits in North America of approximately $4.3 million, as well as a decrease in the heavy duty business in Asia of approximately $1.1 million, which were partially offset by an increase of approximately $1.0 million in our auxiliary power units business. Our mobile kits business was significantly affected by increased competition that resulted in the loss of a large customer, while our heavy duty business was negatively impacted by current political unrest in Thailand.  We expect the pressure on revenue attributable to increased competition to continue in the near term. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $0.6 million for the three months ended September 30, 2014.

FSS Automotive. The decrease in revenue is primarily attributable to lower DOEM sales of approximately $10.9 million, due to lower demand in North America and to loss of customers in Europe (primarily Italy) in connection with their change in product strategies, as well as decreases in OEM sales of approximately $2.7 million. The OEM sales decreases were the result of an increasingly competitive environment, as well as weak economic conditions, which are affecting most of our markets (primarily Italy). These decreases were partially offset by an increase in sales of compressors of approximately $2.8 million, which have lower margins, as well as increased aftermarket sales of approximately $2.4 million, primarily attributable to Argentina. We continue to expect pressure on revenue to continue in the near future due to increased competition in the markets we operate in and to shifting strategies at some of our customers. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $3.2 million for the three months ended September 30, 2014.

The following represents revenues by geographic location for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Change	Percent Change
	2014	2013
North America	$21,233	$30,212	$(8,979)	(29.7)%
Europe:
Italy	12,823	15,858	(3,035)	(19.1)%
All other	22,490	20,033	2,457	12.3%
Asia & Pacific Rim	10,621	15,011	(4,390)	(29.2)%
Latin America	17,910	16,459	1,451	8.8%
Total Revenues	$85,077	$97,573	$(12,496)	(12.8)%

The increase in the “All other” locations within Europe primarily relates to higher sales of other products with lower margins, primarily in Russia, while the increase in Latin America is primarily attributable to aftermarket sales in Argentina. Russia is currently experiencing economic sanctions and management is not able to anticipate the future impact of such sanctions. All other geographic locations experienced decreases in revenue when compared to the prior year period, primarily in relation with the items discussed above for both FSS Industrial and FSS Automotive. Included in the results discussed above is the negative impact of the changes of local currencies compared to the US Dollar, which negatively impacted revenue by approximately $3.8 million.

COST OF REVENUE

	Three Months Ended September 30,			Percent Change
	2014	2013	Change
FSS Industrial	$18,447	$22,794	$(4,347)	(19.1)%
FSS Automotive	46,654	52,712	(6,058)	(11.5)%
Total Cost of Revenues	$65,101	$75,506	$(10,405)	(13.8)%

FSS Industrial. The decrease in cost of revenue is primarily attributable to lower material costs of approximately $4.3 million associated with lower volumes. While gross profit decreased due to the effect of lower volumes, gross margin for the three months ended September 30, 2014 increased, due to the positive effect associated with the loss of the sales to the above-mentioned customer, which historically had low margins. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which had a positive impact on cost of revenue of approximately $0.5 million for the three months ended September 30, 2014.

FSS Automotive. The decrease in cost of revenue is primarily attributable to lower material costs of approximately $4.6 million, lower compensation expense due to decreased headcount of approximately $0.6 million, decreased amortization expense of approximately $0.4 million in connection with previously recorded impairments, as well as an approximately $1.7 million loss recorded in the previous year in connection with the acquisition of an additional 44.89% equity interest in Rohan BRC. All these decreases were partially offset by higher warranty expense of approximately $1.5 million compared to same period in the prior year. The above-mentioned shift in product and geographic mix resulted in lower gross margin compared to the prior year period. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which had a positive impact on cost of revenue of approximately $2.7 million for the three months ended September 30, 2014.

RESEARCH & DEVELOPMENT

	Three Months Ended September 30,			Percent Change
	2014	2013	Change
FSS Industrial	$1,938	$1,724	$214	12.4%
FSS Automotive	4,343	5,165	(822)	(15.9)%
Total Research and Development	$6,281	$6,889	$(608)	(8.8)%

FSS Industrial. The increase primarily relates to higher project related expenditures when compared to the prior year period, as we continue to invest in research to enhance our current products and look into new ways to expand our current product offerings with new solutions and alternatives.

FSS Automotive. The decrease primarily relates to cost savings activities in the current period, which resulted in lower outside service expense of less than $0.7 million. We remain focused on rationalizing costs, while continuing to work on advancing our existing product lines and developing various projects for possible new product offerings.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended September 30,			Percent Change
	2014	2013	Change
FSS Industrial	$3,733	$3,220	$513	15.9%
FSS Automotive	9,214	8,812	402	4.6%
Corporate	2,137	1,522	615	40.4%
Total Selling, General & Administrative	$15,084	$13,554	$1,530	11.3%

FSS Industrial. The increase primarily relates to a voluntary work force reduction initiative in the current period of approximately $0.6 million, which was partially offset by lower compensation and related expenses of approximately $0.1 million in connection with decreased headcount.

FSS Automotive. The increase primarily relates to facility closing expenses, as well as work force reduction in the current period of approximately $1.7 million, incurred in relation with rationalization of activities at our Italian operations, partially offset by lower outside service expenses of approximately $0.7 million, as well as savings obtained through various cost reduction activities throughout the division of approximately $0.5 million.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. The increase in corporate expenses is primarily due to higher outside service expenses incurred in the three months ended September 30, 2014 compared to the prior year period.

OPERATING (LOSS) / INCOME

	Three Months Ended September 30,			Percent Change
	2014	2013	Change
FSS Industrial	$1,484	$2,350	$(866)	(36.9)%
FSS Automotive	(736)	796	(1,532)	(192.5)%
Corporate Expenses (1)	(2,137)	(1,522)	(615)	40.4%
Total Operating (Loss) Income	$(1,389)	$1,624	$(3,013)	(185.5)%

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the three months ended September 30, 2014 decreased to an operating loss for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended September 30, 2014 we recognized approximately $0.3 million in net gains on foreign exchange, primarily due to the strengthening of the US dollar against foreign currencies, compared to less than $0.1 million in losses on foreign exchange for the three months ended September 30, 2013. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Benefit/(Provision) for Income Taxes.

Income tax expense for the three months ended September 30, 2014 was approximately $2.2 million, representing an effective tax rate of (209.5)%, compared with income tax expense for the three months ended September 30, 2013 of $0.9 million, representing an effective tax rate of 46.8%. The change in the effective tax rate is primarily a result of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the three months ended September 30, 2014 and 2013, we incurred a pre-tax loss of approximately $4.1 million and $0.9 million, respectively, in the loss jurisdictions. Accordingly, for the three months ended September 30, 2014, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Results of Operations – Nine Months Ended September 30, 2014

(Amounts in tables in thousands, except percentages)

REVENUES

	Nine Months Ended September 30,			Percent Change
	2014	2013	Change
FSS Industrial	$80,230	$95,167	$(14,937)	(15.7)%
FSS Automotive	173,534	212,101	(38,567)	(18.2)%
Total Revenues	$253,764	$307,268	$(53,504)	(17.4)%

FSS Industrial. The decrease in revenue is primarily attributable to a decrease of our industrial products in North America of approximately $9.4 million, as well as lower heavy duty business in Asia of approximately $5.2 million. Our industrial business was significantly affected by increased competition resulting in the loss of a significant customer, as well as changing purchasing strategies at some of our customers as they worked off excess inventory from previous periods, while our heavy duty business was negatively impacted by current political unrest in Thailand.  We expect the pressure on revenue attributable to increased competition to continue in the near term. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $2.6 million for the nine months ended September 30, 2014.

FSS Automotive. The decrease in revenue is primarily attributable to lower DOEM sales of approximately $30.4 million, primarily due to loss of customers in the European (primarily Italian) markets in connection with their change in products strategies, and lower volumes in the North American market, decreases in OEM sales of approximately $15.1 million affecting most geographic areas, as well as net decreases in aftermarket sales of approximately $1.4 million, primarily in Europe and in the US, despite an increase in aftermarket sales in Argentina. The OEM and aftermarket decreases were the result of an increasingly competitive environment, as well as weak economic conditions, which are affecting most of our markets (primarily Italian). These decreases were partially offset by an increase in sales of compressors of approximately $7.0 million, which have lower margins, as well as increase in mobile equipment sales of approximately $1.4 million. We expect the pressure on revenue to continue in the near term due to increased competition in the markets we operate in and to shifting strategies at some of our customers. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $3.8 million for the nine months ended September 30, 2014.

The following represents revenues by geographic location for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Change	Percent Change
	2014	2013
North America	$69,121	$91,919	$(22,798)	(24.8)%
Europe:
Italy	38,323	59,405	(21,082)	(35.5)%
All other	66,880	57,222	9,658	16.9%
Asia & Pacific Rim	31,511	51,179	(19,668)	(38.4)%
Latin America	47,929	47,543	386	0.8%
Total Revenues	$253,764	$307,268	$(53,504)	(17.4)%

The increase in the “All other” locations within Europe primarily relates to higher sales of other products with lower margins, primarily in Russia, which is currently experiencing economic sanctions and management is not able to anticipate the future impact of such sanctions. All other geographic locations experienced decreases in revenue when compared to the prior year, primarily in relation with the items discussed above for both FSS Industrial and FSS Automotive. Included in the results discussed above is the negative impact of the changes of local currencies compared to the US Dollar, which negatively impacted revenue by approximately $6.4 million.

COST OF REVENUE

	Nine Months Ended September 30,			Percent Change
	2014	2013	Change
FSS Industrial	$58,154	$71,302	$(13,148)	(18.4)%
FSS Automotive	140,381	166,462	(26,081)	(15.7)%
Total Cost of Revenues	$198,535	$237,764	$(39,229)	(16.5)%

FSS Industrial. The decrease in cost of revenue is primarily attributable to lower material costs of approximately $12.8 million associated with lower volumes. While gross profit decreased due to the effect of lower volumes, gross margin for the nine months ended September 30, 2014 increased, due to the positive effect associated with the loss of the sales to the above-mentioned customer, which historically had low margins. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which had a positive impact on cost of revenue of approximately $2.2 million for the nine months ended September 30, 2014.

FSS Automotive. The decrease in cost of revenue is primarily attributable to lower material costs of approximately $20.2 million and lower compensation expense and related costs and outside service expenses of approximately $6.1 million, all associated with lower volumes, which were partially offset by an increase in warranty expense of approximately $0.9 million. The above-mentioned shift in product and geographic mix resulted in lower gross margin compared to the prior year period. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which positively impacted cost of revenue by approximately $3.4 million for the nine months ended September 30, 2014.

RESEARCH & DEVELOPMENT

	Nine Months Ended September 30,			Percent Change
	2014	2013	Change
FSS Industrial	$5,947	$5,370	$577	10.7%
FSS Automotive	13,840	15,312	(1,472)	(9.6)%
Total Research and Development	$19,787	$20,682	$(895)	(4.3)%

FSS Industrial. The increase primarily relates to higher compensation and related expense due to increased headcount from the prior year period, and higher project related expenditures as we continue to invest in research to enhance our current products and look into new ways to expand our current product offerings with new solutions and alternatives.

FSS Automotive. The decrease primarily relates to cost savings activities in the current period, which resulted in lower outside service and related expense of approximately $1.0 million, lower salary and related expenses of approximately $0.2 million (in connection with lower headcount), as well as lower supplies of approximately $0.1 million compared to the prior year period, when higher costs were incurred in connection with prototyping activities on a project for a customer. We remain focused on rationalizing costs, while continuing to work on advancing our existing product lines and develop various projects for possible new offerings.

SELLING, GENERAL & ADMINISTRATIVE

	Nine Months Ended September 30,			Percent Change
	2014	2013	Change
FSS Industrial	$10,221	$10,031	$190	1.9%
FSS Automotive	26,871	26,477	394	1.5%
Corporate	5,588	4,732	856	18.1%
Total Selling, General & Administrative	$42,680	$41,240	$1,440	3.5%

FSS Industrial. The increase primarily relates to a voluntary work force reduction initiative in the current period of approximately $0.6 million, which was partially offset by lower compensation and related expenses of approximately $0.5 million in connection with decreased headcount.

FSS Automotive. The increase primarily related to facility closing and work force reduction expenses in the current period of approximately $3.5 million, incurred in relation with rationalization of activities at our Italian operations, as well as prior year reversal of contingent consideration of approximately $0.4 million, which were partially offset primarily by lower outside service expenses of approximately $2.4 million, and by cost savings of approximately $1.2 million achieved through process streamlining and increased efficiencies mostly at our Italian subsidiary.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses increased mostly due to higher outside service expenses.

IMPAIRMENTS

	Nine Months Ended September 30,		Change	Percent Change
	2014	2013
FSS Industrial	$4,158	$0	$4,158	NM
FSS Automotive	40,183	0	40,183	NM
Total Operating Income	$44,341	$0	$44,341	NM

FSS Industrial. During the nine months ended September 30, 2014, we recorded an impairment charge of approximately $4.2 million, representing the write-off of goodwill associated with our reporting units located in Canada and in the Netherlands. Due to the recent trading values of our stock, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. Refer to Note 14—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

FSS Automotive. During the nine months ended September 30, 2014, we recorded impairment charges of approximately $35.8 million, $1.7 million and $2.7 million representing the write-off of goodwill, intangible assets, and equipment and leasehold improvements, respectively, associated with our Italian and US reporting units. Due to the recent trading values of our stock, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. Refer to Note 14—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

OPERATING (LOSS) / INCOME

	Nine Months Ended September 30,			Percent Change
	2014	2013	Change
FSS Industrial	$1,750	$8,464	$(6,714)	(79.3)%
FSS Automotive	(47,741)	3,850	(51,591)	NM
Corporate Expenses (1)	(5,588)	(4,732)	(856)	(18.1)%
Total Operating (Loss) Income	$(51,579)	$7,582	$(59,161)	NM

(1)	Represents corporate expense not allocated to either of the business segments.

Operating income for the nine months ended September 30, 2014 decreased to an operating loss for the reasons stated above.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the nine months ended September 30, 2014 we recognized approximately $1.5 million in net gains on foreign exchange, primarily due to the strengthening of the US dollar against foreign currencies, compared to $1.5 million in losses on foreign exchange for the nine months ended September 30, 2013. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Benefit/(Provision) for Income Taxes.

Income tax benefit for the nine months ended September 30, 2014 was approximately $0.4 million, which includes approximately $1.1 million benefit associated with impairment charges, representing an effective tax rate of 0.8%. Income tax expense for the nine months ended September 30, 2013 was approximately $3.8 million, representing an effective tax rate of 56.8%. The change in the effective tax rate is primarily a result of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the nine months ended September 30, 2014 and 2013, we incurred a pre-tax loss of approximately $7.2 million and $5.0 million, respectively, in the loss jurisdictions. Accordingly, for the nine months ended September 30, 2014, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Liquidity and Capital Resources

Overview— Our primary sources of liquidity are cash provided by operating activities and debt financing. Additionally from time to time we raise funds from the equity capital markets to fund our working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets. We believe the amounts available to us under our various credit agreements together with cash on hand will continue to allow us to meet our needs for working capital and other cash needs for worldwide operations for at least the next 12 months. For periods beyond 12 months, although we do not have any plans to do so, we may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of our technologies and products. We can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all. However, our ability to satisfy our working capital requirements will substantially depend upon our future operating performance (which may be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. We continue to evaluate our liquidity needs.

On November 3, 2014, our Board of Directors approved a share repurchase program for up to $25.0 million of our common stock. The program is expected to continue for up to one year. Purchases under the repurchase program may be made from time to time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. We expect shares to be repurchased at prevailing market prices based on management’s evaluation of market conditions and other factors.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions; however, we have accrued (as a reduction to net operating loss carry-forwards) residual U.S. taxes on approximately $26.7 million of earnings not considered to be indefinitely reinvested. This amount was deemed to be a constructive dividend creating taxable income for US income tax purposes; upon distribution of earnings in the form of dividend, or otherwise, in excess of these amounts, we may be subject to United States income taxes. In addition, we would be subject to withholding taxes payable to various foreign countries. In June 2012, our FSS Automotive segment purchased approximately an additional $6.3 million of prime-rated German government bonds with a maturity date of March 14, 2014, which were subsequently sold before maturity on February 8, 2013 for approximately $6.8 million. The related proceeds, as well as additional cash, were reinvested into a new purchase of prime-rated German government bonds for approximately $12.6 million, with a maturity date of October 10, 2014. After maturity of this German bond, the liquidity was temporarily invested in a high-yield deposit. These investments were placed in the available for sale category. As of September 30, 2014 we had approximately $72.3 million of cash and marketable securities held in accounts outside the U.S., primarily in Europe. We currently intend to repatriate a portion of these funds; however, we do not intend nor foresee the need to repatriate funds in excess of the $26.7 million of earnings not considered to be indefinitely reinvested. We expect existing cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months.

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses, we could elect to repatriate future earnings from foreign jurisdictions. This could result in higher effective tax rates since the foreign jurisdiction may impose a tax on the distribution. We have the ability to borrow funds domestically at reasonable interest rates. See “Risk Factors” in Part I, Item 1A our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information that could impact our liquidity and capital resources.

Our ratio of current assets to current liabilities was approximately 3:1 at both September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, our total working capital decreased by $18.2 million, to $185.9 million from $204.1 million at December 31, 2013. This decrease is primarily due to the following: (1) a decrease of $11.8 million in accounts receivable attributable to our FSS Automotive division as a result of lower sales; (2) a decrease of $7.5 million in cash mostly attributable to the net effect of our investing and operating activities; (3) a decrease of $6.6 million in inventory attributable to both our divisions and primarily to our FSS Automotive operations, which were all partially offset by: (a) a decrease of $5.2 million in accounts payable attributable to our FSS Automotive operations in relation with decreased business activity; and (b) a net increase of $2.4 million in short term investments primarily attributable to additional investments in time deposit at our FSS Industrial division. Included in the net decrease commented above were also decreases attributable to changes in foreign currency exchange rates.

The following table provides a summary of our operating, investing and financing activities as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$9,524	$9,845
Investing activities	(13,767)	(12,304)
Financing activities	(90)	(158)
Effect on cash of changes in exchange rates	(3,142)	1,042
Net decrease in cash and cash equivalents	$(7,475)	$(1,575)

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

2014 compared to 2013. In 2014, our net cash flow provided by operating activities was $9.5 million, compared to net cash flow provided by operating activities of $9.8 million in the nine months ended September 30, 2013. This decrease was primarily driven by changes in net working capital and other balance sheet changes: decreases in operating cash flows associated with accounts receivable (primarily due to lower revenue), as well as with other current assets (primarily due to advances, VAT receivables and tax prepayments), were partially offset by increases in operating cash flows associated with lower inventory (primarily due to lower inventory increases due to decreased level of sales).

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of investments in available for sale German government bonds, property, plant and equipment (“PP&E”) expenditures.

In 2014, our PP&E additions were approximately $10.9 million, which were primarily for leasehold improvements and acquisitions of machinery and equipment in connection with our normal business operations, principally in our FSS Automotive operations. In April 2014, our FSS Industrial operations invested an additional $3.0 million in time deposits.

In 2013, our PP&E additions were approximately $5.8 million. In February 2013, we sold our investment in prime-rated German government bonds acquired in June 2012 for approximately $6.8 million. In February 2013, we also purchased prime-rated German government bonds for which we paid approximately $12.6 million. Additionally, in September 2013, we spent approximately $0.8 million on the acquisition of an additional 44.89% equity interest in Rohan BRC.

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

Credit Agreements

At September 30, 2014, our weighted average interest rate on outstanding debt was 0.9%. We are party to numerous credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at September 30, 2014. The fair value of the debt obligations approximated the recorded value as of September 30, 2014 and December 31, 2013.

(a) Revolving Lines of Credit – Italy and Argentina

We maintain various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $6.4 million which is unsecured and $3.7 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.1% to 4.1% as of September 30, 2014. At September 30, 2014 and December 31, 2013, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $1.9 million. These lines are unsecured with no balance outstanding at September 30, 2014 and December 31, 2013. At September 30, 2014, the interest rates for the lines of credit in Argentina ranged from 4.5% to 30.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of September 30, 2014, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $20.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At September 30, 2014 and December 31, 2013, there were no balances outstanding. The maximum aggregate principal amount of loans available at any time was originally $13.0 million with a maturity date of April 30, 2014, which was subsequently renewed to April 30, 2015 with a new aggregate principal amount of loans available at any time increased to $20.0 million. At our option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants, which require us to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135.0 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75.0 million. At September 30, 2014, we were in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving the Company’s foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.50% to 6.95%.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

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

In August 2014, the FASB issued a new accounting standard update intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. The amendments in this update apply to all companies and not-for-profit organizations. They become effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three and nine months ended September 30, 2014 (excluding impairments) of less than $0.1 million and of approximately $0.3 million, respectively. We may seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries when necessary. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

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

During the nine months ended September 30, 2014, we implemented a new enterprise resource planning (ERP) system at certain subsidiaries and, accordingly, made changes in our internal control over financial reporting including the modification of certain existing control processes as well as the implementation of new control processes to adapt to changes for our new ERP system. Other than these new control procedures relating to the ERP system, there was no other change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September  30, 2014, we did not sell any equity securities not registered under the Securities Act of 1933, as amended.

The following table provides information on purchases of our common shares outstanding made by us during the three months ended September 30, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchase	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1–31, 2014	—	$—	n/a	n/a
August 1–31, 2014	—	—	n/a	n/a
September 1–30, 2014	—	—	n/a	n/a
Total	—	—	n/a	n/a

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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
10.1

Agreement dated as of October 29, 2014 by and among Fuel Systems Solutions, Inc., Steven R. Becker, Matthew A. Drapkin. BC Advisors, LLC, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., and Becker Drapkin Partners, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 20, 2014).

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

FUEL SYSTEMS SOLUTIONS, INC.

Date: November 6, 2014	By:	/s/ PIETRO BERSANI
Pietro Bersani
Chief Financial Officer and a duly authorized officer