Form 10-K
period 2014-12-31
Fuel Systems Solutions, Inc.
filed 2015-03-12
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014, was approximately $205.5 million based upon the closing sale price of the registrant’s common stock of $11.14 on June 30, 2014, as reported on the Nasdaq Stock Market.

As of February 13, 2015, the registrant had 19,331,413 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement which will be filed with the SEC in connection with the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

FUEL SYSTEMS SOLUTIONS, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K. These statements are not historical facts, but instead involve known and unknown risks, uncertainties and other factors that may cause our or our company’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward looking statements. Statements in this Form 10-K that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Words such as: “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seeks,” “on-going” or the negative of these terms or other comparable terminology often identify forward-looking statements, although not all forward-looking statements contain these words. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and beliefs concerning future business conditions, our results of operations, financial position and our business outlook, or state other “forward-looking” information based on currently available information. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, the unpredictable nature of the developing alternative fuel U.S. automotive market, customer dissatisfaction with our products or services, the inability to deliver our products on schedule, a further slowing of economic activity, our ability to maintain customer program relationships, potential changes in tax policies and government incentives and their effect on the economic benefits of our products to consumers, the continued weakness in financial and credit markets, the growth of non-gaseous alternative fuel products and other new technologies, the price differential between alternative gaseous fuels and gasoline, and the repeal or implementation of government regulations relating to reducing vehicle emissions, economic uncertainties caused by political instability in certain of the markets we do business in, the impact of the Argentinean debt crisis on our business, our ability to realign costs with current market conditions, as well as the risks and uncertainties included in Item 1A “Risk Factors” of this Form 10-K.  These forward-looking statements are not guarantees of future performance. We cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not place undue reliance on these forward looking statements. The forward-looking statements made in this Form 10-K relate to events and state our beliefs, intent and our view of future events only as of the date of the filing of this Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I

PART I

Item 1.	Business.

Overview

Fuel Systems Solutions is a leader in providing alternative fuel systems for transportation, industrial, and refueling applications worldwide as well as idle reduction technologies for the heavy duty truck and rail markets. By combining the expertise of industry leading BRC and IMPCO Technologies, Inc. in 2005, as well as further strategic and focused acquisitions, Fuel Systems Solutions represents over 50 years of experience in the industry. We have a global presence and operate in geographies and markets that are underpenetrated and growing, driven by compelling economics, government support, and local demand. Our dedicated and bi-fuel technologies offer our customers a broad range of cost-effective products and applications that we tailor to local specifications. Our technologies enable our customers to:

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

Our components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines. Our products improve efficiency, enhance power output and reduce emissions by electronically sensing and regulating the proper proportion of fuel and air required by the internal combustion engine. We also provide engineering and systems integration services to address our individual customer requirements for product performance, durability and physical configuration. We supply our products and systems to the marketplace through a global distribution network of distributors and dealers in more than 60 countries and through numerous original equipment manufacturers, or OEMs.

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

Automobile manufacturers, taxi companies, transit and shuttle bus companies and delivery fleets are among the most active customers for our transportation products. Our largest markets for transportation products are currently, and have historically been, outside the United States. To capture demand in the now emerging United States market for alternative gaseous fuel-powered vehicles and equipment, we have a full suite of automotive capabilities, including U.S. Environmental Protection Agency (“EPA”) certified product lines, a California Air Resources Board (“CARB”) certified product line and in-house OEM systems engineering platform, enhancing our ability to leverage our existing relationship with fleet customers and other manufacturers as they roll out CNG and LPG versions of key fleet vehicles in North America.

Manufacturers of industrial mobile and power generation equipment, stationary engines, and heavy duty trucks and buses are among the most active customers for our industrial products. Our broad product range allows us to provide turnkey EPA and CARB-certified and non-certified engine systems, customer specified fuel systems modules and/or components, as well as auxiliary power units (APUs). The wide availability of gaseous fuels in world markets combined with their lower emissions and cost compared to gasoline and diesel fuels is driving growth in the global alternative fuel industry.

Unless the context otherwise requires, the terms “we,” “us,” “our”, “Fuel Systems” and “the Company” refer to Fuel Systems Solutions, Inc., or Fuel Systems and its subsidiaries. We were incorporated in Delaware in 1985 after having provided automotive and alternative fuel solutions in a variety of organizational structures since 1958. In 2006, we reorganized our business and corporate structure creating Fuel Systems Solutions, Inc. as a holding company. Beginning with the second quarter of 2012, in an effort to more properly align structure and business activities, management reorganized operations into two new operating segments, FSS Industrial and FSS Automotive. Our FSS Industrial operations consist of our industrial mobile and stationary, APU, and the heavy duty commercial transportation operations. Our FSS Automotive operations consist of the company’s passenger and light duty commercial transportation (OEM), automotive aftermarket, and transportation infrastructure operations.

The predecessor to Fuel Systems was IMPCO Technologies, Inc., and all of our filings with the Securities and Exchange Commission (“SEC”) prior to our reorganization are filed under the name of IMPCO Technologies, Inc. Our periodic and current reports, and any amendments to those reports, are available, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC on our website: www.fuelsystemssolutions.com. The information on our website is not incorporated by reference into this report. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding us at http://www.sec.gov.

Our Industry

Our business is primarily focused on the alternative fuel industry. We believe three independent market factors—economics, energy independence and environmental concerns—are driving the growth of the market for alternative fuel technology. We believe the historic price differential between propane or natural gas and gasoline and diesel results in an economic benefit to end users of alternative fuel technology. In transportation markets, the price of alternative fuels such as natural gas or propane is typically substantially less than the price of gasoline. By converting a liquid fueled internal combustion engine to run on propane or natural gas, customers can capitalize on this fuel price differential. End-users may recoup the cost of the conversion within six to eighteen months, depending on the fuel cost disparity prevailing at the time and fuel usage. In addition to economic benefits of alternative fuels to end-users, some governments have sought to create a demand for alternative fuels in order to reduce their dependence on imported oil and reduce their unfavorable balance of payments by relying on their natural gas reserves. Alternative fuel vehicles that operate on natural gas or propane can lessen the demand for crude oil.

We are directly involved in two markets: automotive and industrial. These markets have seen growth in the use of clean-burning gaseous fuels due to the less harmful emissions effects of gaseous fuels and the cost advantage available in many markets of gaseous fuels over gasoline and diesel fuels.

Automotive

According to the most recent statistics from the World LP Gas Association and International Association for Natural Gas Vehicles, there are over 23 million propane, or LPG, vehicles and approximately 16.7 million natural gas vehicles in use worldwide, either for personal mobility, fleet conveyance, or public transportation. As the world’s vehicle population increases, it is expected that the passenger vehicle fleet growth will occur in developing countries within Asia, North Africa and areas of the Middle East. These regions currently have the lowest ratio of vehicles per one thousand people and are slated to grow rapidly over the next ten years as economic improvements stimulate personal vehicle ownership. In Europe, Asia and Latin America, alternative fuel vehicles operating on propane and natural gas are widely available through OEM and aftermarket distribution channels and have gained important penetration of total vehicles in circulation in many countries.

In the United States the transportation market for LPG, CNG and other gaseous fuel vehicles has been limited, but recently a market for dedicated and bi-fuel natural gas vehicles has emerged and we believe we are well positioned to take advantage of opportunities as they develop. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”.

Industrial

Engines in equipment such as forklifts, aerial platforms, sweepers, turf equipment, power generators and other industrial equipment have long been workhorses of developed countries and comprise a significant portion of our global business. With developed countries such as the United States, and the countries in Asia and Europe seeking a broader consensus on regulation of emission sources in an attempt to further reduce air pollution, many countries have legislated, and we believe will continue to legislate, emission standards for this type of equipment.

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

Competitive Advantages

We believe we have developed a technological leadership position in the alternative fuel industry based on our experience in designing, manufacturing and commercializing alternative fuel delivery products and components; our relationships with leading companies in transportation; our knowledge of the power generation and industrial markets; our financial commitment to research and product development; and our proven ability to develop and commercialize new products. We believe our competitive strengths include:

•	strong technological base;
•	strong global distribution and OEM customer relationships;
•	extensive manufacturing experience;
•	established systems integration expertise; and
•	participating in end-markets with growth and served by a global footprint.

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

In 2014, 2013, and 2012, no customers represented more than 10.0% of our consolidated sales. During 2014, 2013, and 2012, sales to our top ten customers accounted for 26.3%, 34.1%, and 28.7% of our consolidated sales, respectively. If our largest customer or several of these key customers were to reduce their orders substantially, we would suffer a decline in sales and profits, and those declines could be substantial.

Products and Services

Our products include gaseous fuel regulators, fuel shut-off valves, fuel metering and delivery systems, complete engine systems, auxiliary power systems and electronic controls for use in internal combustion engines for the transportation, mobile and power generation markets. In addition to these core products, which we manufacture, we also design, assemble and market ancillary components required for complete systems operating on alternative fuels, as well as a complete range of compressors for natural gas refueling applications.

All of our products are designed, tested and validated in accordance with our own internal requirements, as well as tested and certified with major regulatory and safety agencies throughout the world, including Underwriters Laboratories in North America, TÜV in Europe, and the Environmental Protection Agency and CARB in the United States. The following table describes the features of our products:

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

Sales and Distribution

We sell products through a worldwide network encompassing distributors and dealers in more than 60 countries and through a sales force that develops sales with distributors, OEMs and large end-users. Our operations focus on OEM and aftermarket distributors in the transportation, mobile and power generation markets. Of these markets, we believe that the greatest potential for growth is in the Asia, North and South America and Middle East regions in sales to transportation OEMs and aftermarket distributors and installers and in North America in sales to industrial OEMs and the related aftermarket.

During the years 2014, 2013, and 2012, sales to distributors accounted for 77.5%, 71.6%, and 68.7%, respectively, of our revenue, and sales to OEM customers accounted for 22.5%, 28.4%, and 31.3%, respectively, of our revenue.

Distributors generally service the aftermarket business for the conversion of liquid fueled engines to gaseous fuels. Many distributors have been our customers for more than 20 years.

Information regarding revenue, income and assets of each of our two business segments, FSS Industrial operations and FSS Automotive operations, and our revenue and assets by geographic area is included in Note 19 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K as well as in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Manufacturing

We manufacture and assemble a majority of our products at our facilities in Santa Ana, California, Union City, Indiana, Kitchener, Canada, Beccar, Argentina and Cherasco, Italy and to a lesser extent at some of our other international facilities. Current manufacturing operations consist primarily of mechanical component assembly and testing, forging and light machining, electronic PCB assembly and testing and system up-fitting. We rely on outside suppliers for parts and components and obtain components for products from a variety of domestic and foreign automotive and electronics suppliers, die casters, stamping operations, specialized diaphragm manufacturers and machine shops.

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

Research and Development

Our research and development programs provide the technical capabilities that are required for the development of systems and products that support the use of gaseous fuels in internal combustion engines. Our research and development is focused on fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines. Over the past few years, we expanded our research and development facility in Italy and in the U.S. to continue to serve our customers with new products and capabilities. Our research and development expenditures were approximately $26.2 million, $27.5 million, and $28.3 million, in 2014, 2013, and 2012, respectively.

Competition

Our key competitors in gaseous fuel delivery products, accessory components and engine conversions markets include Westport Innovations Inc. located in Canada; Enovation Controls LLC and Woodward, Inc. located in North America; Landi Group and O.M.T. Tartarini, S.r.L. located in Italy; and Nikki Company Ltd. located in Japan. These companies, together with us, account for a majority of the world market for alternative fuel products and services. In the future, we may face competition from traditional automotive component suppliers, such as the Bosch Group, Delphi Corporation, Siemens VDO Automotive AG, and Visteon Corporation, and from motor vehicle OEMs that develop fuel systems internally. Industry participants compete on price, product performance and customer support.

Product Certification

We must obtain emission compliance certification from the Environmental Protection Agency to sell certain of our products in the United States, receive certification from CARB to sell certain products in California and other states, and meet European standards for emission regulations in Europe. Each car, truck, van or engine sold in each of these markets must be certified before it can be introduced into commerce, and its products must meet component, subsystem and system level durability, emission, refueling and various idle tests. We have also obtained international emissions compliance certification in Europe, Thailand and India. We strive to meet stringent industry standards set by various regulatory bodies. Approvals enhance the acceptability of our products in the worldwide marketplace. Many foreign countries also accept these agency approvals as satisfying the “approval for sale” requirements in their markets.

Employees

As of December 31, 2014, we employed approximately 1,500 persons. Of these employees, approximately 300 were employed in our FSS Industrial operations, of which approximately 170 are non-US employees, and approximately 1,200 were employed in our FSS Automotive operations, of which approximately 1,100 are foreign employees. Employees in Italy, the Netherlands and Argentina are represented by a collective bargaining agreement. Personnel employed by our foreign subsidiaries are often subject to national labor contracts. We consider our relations with our current employees and unions to be good.

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

We do not have long-term contracts with our customers. Generally, our product sales are made on a purchase order basis, which allows our customers to reduce or discontinue their purchases from us. Accordingly, we cannot predict the timing, frequency or size of our future customer orders. Our ability to accurately forecast our sales is further complicated by the continuing global economic and financial uncertainty. Our total inventory at December 31, 2014 was $80.0 million, a decrease of $15.1 million compared to our total inventory at December 31, 2013. If we fail to anticipate the changing needs of our customers and accurately forecast our customer demands, our existing and potential customers may not place orders with us, which would decrease our revenue, and we may accumulate significant inventories of products that we will be unable to sell which may result in a significant decline in the value of our inventory. As a result, our revenue, gross profit and other operating results and cash flows may be materially and adversely affected.

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

For the year ended December 31, 2014, non-U.S. operations accounted for approximately 81.0% of our revenue. Most revenues and expenses of our non-U.S. operations are in local currency. Our financial statements are presented in U.S. dollars, therefore, gains and losses on the conversion of foreign currency denominated expenses into U.S. dollars could cause fluctuations in our operating results, and fluctuating exchange rates could cause significantly reduced revenue and gross margins from non-U.S. dollar-denominated revenue, which could materially and adversely affect our overall financial results.

Also, for the year ended December 31, 2014, Euro denominated revenue accounted for approximately 55.9% of our total revenue; therefore a substantial appreciation in the rate of exchange of the U.S. dollar against the Euro could have a significant adverse effect on our financial results.

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

We have engaged in the past, and continue to engage, in a significant number of related party transactions, specifically between the Company’s foreign subsidiaries and members of the family of Mariano Costamagna, our Chief Executive Officer, Director and one of our largest stockholders, his brother Pier Antonio Costamagna (one of our former executive officers who retired, effective  February 5, 2014, as General Manager of MTM, S.r.L. (“MTM”), a wholly owned subsidiary of the Company), and companies in which our Chief Executive Officer’s family has controlling or other ownership interests. Our Board of Directors (“Board”), its Audit Committee and its Nominating and Corporate Governance Committee seek to review on an ongoing basis related party transactions as well as identify and evaluate new potential related party transactions to properly account for, disclose and maintain control over these transactions. We cannot assure you that the terms of the transactions with these various related parties are on terms as favorable to us as those that could have been obtained in arm’s-length transactions with third parties, or that the existing policies and procedures are sufficient to identify and completely address all related party transactions and conflicts of interest that may arise. Related party transactions could result in related parties receiving more favorable treatment than an unaffiliated third party would receive, although these parties may provide goods or services that are not readily available elsewhere in some situations. In addition, related party transactions present difficult conflicts of interest, could result in significant and minor disadvantages to our company and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our stockholders.

We face risks associated with marketing, distributing, and servicing our products internationally and could be adversely affected if we are unable to grow our business in developing and emerging markets or as a result of political and economic instability or civil unrest in these markets.

In addition to our operations in the United States, we currently operate in Canada, Italy, the Netherlands, Japan, Brazil, Argentina and Venezuela, and market our products and technologies in other international markets, including both industrialized and developing countries. During the years ended December 31, 2014, 2013, and 2012 approximately 27.2%, 29.7%, and 25.0% of our revenue, respectively, was derived from sales to customers located within the United States and Canada. During the years ended December 31, 2014, 2013, and 2012 approximately 72.8%, 70.3%, and 75.0% of our revenue, respectively, was derived from sales to customers located in Asia-Pacific, Europe, and Latin America. Additionally, at December 31, 2014, approximately 84.0% of our employees and 65.2% of our distributors and dealers worldwide were located outside the United States. Political and economic instability or civil unrest in the markets where we operate, including Venezuela, could have a material adverse impact on our sales.

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

From time to time, we restructure our manufacturing capacity, and we may have difficulty managing these changes.

From time to time, we engage in a number of manufacturing expansion and contraction projects, based on the then-current and forecasted needs of our business. In addition, from time to time, we engage in international restructuring efforts in order to better align our business functions with our international operations and transition to other lower cost locations in continuation of our cost reduction efforts. These efforts can require significant investment by us, and have in the past and could continue to result in increased expenses, inefficiencies and reduced gross margins.

Our management team may have difficulty managing our manufacturing capacity and transition projects or otherwise managing any growth or downsizing in our business that we may experience. Risks associated with right-sizing our manufacturing capacity may include those related to:

•	managing multiple, concurrent capacity expansion or reduction projects;
•	managing the reduction of employee headcount for facilities where we reduce or cease our activities;

•	accurately predicting any increases or decreases in demand for our products and managing our manufacturing capacity appropriately;
•	under-utilized capacity, particularly during the start-up phase of a new manufacturing facility and the effects on our gross margin of under-utilization;
•	managing increased employment costs and scrap rates often associated with periods of growth or contraction;
•	implementing, integrating and improving operational and financial systems, procedures and controls, including our computer systems;
•	construction delays, equipment delays or shortages, labor shortages and disputes and production start-up problems; and
•	cost overruns and charges related to our expansion or contraction of activities.

Our management team may not be effective in restructuring our manufacturing facilities, and our systems, procedures and controls may not be adequate to support such changes in manufacturing capacity. Any inability to manage changes in our manufacturing capacity may harm our profitability and growth.

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

Although we believe that we are positioned to compete in the dedicated and bi-fuel natural gas vehicle (NGV) OEM market emerging in the U.S. and our vehicle modification and systems integration capabilities for a variety of alternative fuel applications (including CNG and propane) present us with a unique advantage, the unpredictable nature of the developing alternative fuel U.S. automotive business may materially and adversely affect our revenue, operating results and cash flows as well as the recoverability of our initial investments. Our U.S. automotive business, through acquisitions and additional investments, has the capabilities necessary to be a leader in the U.S. market but we cannot assure you that this market will continue to develop, at what rate it will develop or whether our investments in this market will result in increased sales for us or be profitable.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions prohibit companies and their intermediaries and agents from making improper payments to foreign officials, including employees of government owned businesses, as well as private organizations, for the purpose of obtaining or retaining business. During the last few years, the United States Department of Justice and the SEC have brought an increasing number of FCPA enforcement cases, many resulting in very large fines and deferred criminal prosecutions. We operate in many countries which are viewed as high risk for FCPA compliance. Our Code of Conduct mandates compliance with the FCPA and other similar anti-bribery laws and we have recently instituted training programs for our employees around the world. Despite our training programs and compliance policies, there can be no assurance that all employees and third-party intermediaries (including our distributors and agents) will comply with anti-corruption laws. Any such violation could have a material adverse effect on our business. As part of our anti-bribery policies, in the event that we have reason to believe that our employees, agents, distributors or other third parties that transact the Company’s business have or may have violated applicable anti-corruption laws, including the FCPA, we may investigate or have outside counsel or agents investigate the relevant facts and circumstances. We have incurred and in the future may incur additional compliance costs associated with the implementation of our FCPA compliance policies and training programs, which could have a material impact on our business.

In any acquisition or joint venture that we engage in, we expose ourselves to the possibility that the employees and agents of such businesses may not have conducted themselves in compliance with the anti-corruption laws of the FCPA. In response to increasing FCPA enforcement actions in the United States, we have sought and continue to seek to impose contractual provisions and undertake cost appropriate due diligence. We cannot provide assurance that we will always be protected from the consequences of acts which may have violated the FCPA.

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

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these new requirements.

The “conflict mineral” disclosure obligations are complex. Our first report was filed with the SEC on June 2, 2014 and covers our activities during 2013. These reports are dependent upon our implemented systems and processes as well as information provided by our suppliers of products that contain, or potentially contain, conflict minerals. To the extent that the information that we receive from our suppliers is inaccurate or inadequate, or if our implemented systems and processes to obtain that information does not fulfill the SEC’s requirements, we could face both reputational and SEC enforcement risks.

Some of our foreign subsidiaries have done business in countries subject to U.S. sanctions and embargoes.

Some of our foreign subsidiaries in the past have sold fuel delivery systems, related parts and accessories to customers in countries currently subject to sanctions and embargoes imposed by the U.S. government, the E.U., the United Nations, and other countries when we did not believe such sales violated these sanctions or embargoes. We may sell products into countries currently subject to sanctions or embargoes if we believe those sales would not violate the sanctions or embargos and the changing embargo regimes with respect to such countries do not present inappropriate business risks. However, the sanctions are complex and are constantly changing. Changing embargo and sanction regimes can make unlawful activities which were previously lawful. We may decide not to sell into countries because of the risk of changing regimes. We believe we have procedures in place to conduct U.S. and foreign operations without violating U.S., EU, or other sanctions. However, if we fail to comply with U.S. sanctions, EU sanctions or other sanctions, we could be subject to material fines and penalties and incur damage to our reputation, which may lead to a reduction in the market price of our common stock.

In addition, our foreign subsidiaries’ sales into such countries, even if they did not violate the sanctions and embargos, could reduce demand for our common stock among certain of our investors.

We have goodwill and intangible assets that may become impaired, which could impact our results of operations.

Approximately $7.0 million, or 2.1%, of our total assets at December 31, 2014 were net intangible assets, including technology, customer relationships and trade name, and approximately $7.4 million, or 2.3%, of our total assets at December 31, 2014 were goodwill that relates to our acquisitions. We amortize the intangible assets, with the exception of goodwill, based on our estimate of their remaining useful lives and their values at the time of acquisition. We are required to test goodwill for impairment at least on an annual basis, or earlier if we determine it may be impaired due to change in circumstances. We are required to test the other intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the intangible assets may not be recoverable. If impairment exists in any of these assets, we are required to write-down the related asset to its estimated recoverable value as of the measurement date. Such impairment write-downs may significantly impact our results of operations and financial position. For the year ended December 31, 2014, we recognized an impairment charge of approximately $39.9 million representing the write-off of goodwill associated with three of our reporting units, and an impairment charge of approximately $1.7 million representing write off of intangible assets associated with two of our reporting units. For the year ended December 31, 2012, we recognized an impairment charge of approximately $9.9 million representing the write-off of goodwill and an impairment charge of approximately $9.9 million representing write off of intangible assets associated with two of our reporting units.

We may not be able to successfully integrate our previously acquired businesses or any future acquired businesses into our existing worldwide business without substantial expenses, delays or other operational or financial problems.

As a part of our business strategy, we may seek to acquire additional businesses, technologies or products in the future. We cannot assure you that any prior acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders or that our management will be able to integrate or manage the acquired business effectively, efficiently and in a timely manner. We could also incur unanticipated expenses or losses in connection with any acquisition, including as a result of disputes associated with an earn-out right, or future transaction.

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

•	substantial diversion of management’s time and attention from day-to-day business when evaluating and negotiating such transactions and then integrating an acquired business;
•	discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired;
•	costs and delays in implementing, and the potential difficulty in maintaining, uniform standards, controls, procedures and policies, including the integration of different information systems;
•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; and
•	failure to achieve anticipated benefits, such as cost savings and revenue enhancements.

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

We have established relationships with third party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products effectively, or would significantly increase our production costs, either of which could materially and adversely affect us. In addition, we rely on a limited number of suppliers for certain proprietary die cast parts, electronics, software, catalysts and engines for use in our end products. Approximately 23.0%, 26.7%, and 24.4% of our purchases of raw materials and services during the years ended December 31, 2014, 2013, and 2012, respectively, were supplied by ten entities. During 2014, 2013, and 2012, no suppliers represented more than 10.0% of our purchases of raw materials and services.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s time and attention.

From January 1, 2014 through December 31, 2014, our stock price fluctuated from a low of $8.04 to a high of $14.02. From January 1, 2013 through December 31, 2013, our stock price fluctuated from a low of $12.39 to a high of $20.69. From January 1, 2012 through December 31, 2012, our stock price fluctuated from a low of $13.52 to a high of $28.89. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Any securities litigation could result in substantial costs and could divert the time and attention of our management.

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

We may have security breaches of our information technology infrastructure and systems

Our information technology infrastructure and systems may be vulnerable to cyber-terrorism, computer viruses, system failures and other intentional or unintentional interference, negligence, fraud and other unauthorized attempts to access or interfere with these systems and proprietary information. Although we believe we have implemented and maintain reasonable security controls over proprietary information as well as information of our customers, stockholders and employees, a breach of these security controls may have a material adverse effect on our business, financial condition and results of operations and could subject us to significant regulatory actions and fines, litigation, loss, third-party damages and other liabilities.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Facilities

Our executive offices are located in New York, New York. We currently lease additional manufacturing, research and development and general office facilities, under leases expiring through 2020, in the following locations set forth below:

Location	Principal Uses	Square Footage
FSS Industrial Operations:
Ontario, Canada	Sales, marketing application, development and assembly, manufacturing	110,000
Santa Ana, California	Sales, manufacturing, design, and development	108,000
Delfgauw, Holland	Sales, marketing application, development and assembly	20,000
Calgary, Canada	Sales, marketing application, development and assembly	11,000
Fukuoka, Japan	Sales, marketing application and assembly	8,000
FSS Automotive Operations:
Cherasco, Italy	Sales, marketing application, development and assembly, manufacturing	678,000
Beccar, Argentina	Sales, marketing and assembly, manufacturing	129,000
Sterling Heights, Michigan	Sales, marketing application, development and assembly	83,000
Union City, Indiana	Sales, marketing application and assembly	75,000
Changodar (Ahmedabad), India	Sales and assembly	91,000
Cesena, Italy	Sales, marketing application, development and assembly	11,000
Badia, Italy	Sales and assembly	15,000
Valencia, Venezuela	Sales and assembly	12,000
San Paulo, Brazil	Sales and marketing	5,000
Total		1,356,000

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

Our common stock is traded on the NASDAQ Stock Market under the symbol “FSYS.” As of February 13, 2015, there were approximately 241 holders of record of our common stock. The high and low per share prices of our common stock as reported on the Nasdaq Stock Market were as follows:

	High	Low
Year Ended December 31, 2014
First Quarter	$14.02	$10.30
Second Quarter	$11.41	$9.42
Third Quarter	$11.28	$8.89
Fourth Quarter	$11.73	$8.04
Year Ended December 31, 2013
First Quarter	$17.89	$13.40
Second Quarter	$17.89	$13.67
Third Quarter	$20.69	$17.48
Fourth Quarter	$19.78	$12.39

The chart below provides a comparison of the cumulative total stockholder return on our common stock with that of a broad equity market index and either a published industry index or a peer group index.

The chart below compares the cumulative total stockholder return on our common stock since December 31, 2010 measured at the end of each fiscal year with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Transportation Index over the same period (assuming the investment of $100 and reinvestment of all dividends).

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Fuel Systems	$100.00	$56.13	$49.49	$47.21	$37.24
Nasdaq Composite Index	$100.00	$98.20	$113.82	$157.44	$178.53
Nasdaq Transportation Index	$100.00	$84.82	$89.03	$115.73	$154.37

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

Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the three years ended December 31, 2014 which were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On November 3, 2014, our Board of Directors approved a share repurchase program for up to $25.0 million of our common stock. The program is expected to continue for up to one year. Purchases under the repurchase program may be made from time to time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. Shares are repurchased at prevailing market prices based on market conditions and other factors.

During the fourth quarter of 2014 we repurchased 336,811 shares of our common stock at an average price paid per share of $10.10. Under the approved share repurchase program referenced above, the approximate value of the shares that may yet be repurchased as of December 31, 2014 equals approximately $21.6 million.

The following represents the above-mentioned share repurchase program tabular disclosure by month as of December 31, 2014 starting from the quarter the repurchase program was approved:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (a)
10/01/2014 - 10/31/2014	n/a	n/a	n/a	n/a
11/01/2014 - 11/30/2014	165,396	$ 9.93	165,396	$ 23,358,069
12/01/2014 - 12/31/2014	171,415	$ 10.35	171,415	$ 21,598,627

Total as of December 31, 2014	336,811		336,811	$ 21,598,627

Note:

(a)

Refers to repurchases made in open market transactions in connection with the share repurchase program of up to $25.0 million approved by the Board of Directors on November 3, 2014, which is expected to continue for up to one year from the date of approval.

Total shares repurchased under the above-mentioned approved program through March 10, 2015 equal 1,087,915.

Item 6.	Selected Financial Data.

The following selected financial data with respect to our Consolidated Statements of Income data for each of the five years in the period ended December 31, 2014 and the Consolidated Balance Sheet data as of the end of each such fiscal year are derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Amounts in thousands, except per share data.

	Years Ended December 31,
Statements of Operations	2014	2013	2012	2011	2010
Revenue	$339,128	$399,841	$393,947	$418,134	$430,632
Cost of revenue	264,471	312,703	302,113	321,350	298,259
Gross profit	74,657	87,138	91,834	96,784	132,373

	Years Ended December 31,
Statements of Operations	2014	2013	2012	2011	2010
Operating expenses
Research and development expense	26,194	27,540	28,327	28,149	20,775
Selling, general and administrative expense	58,341	55,189	54,747	56,810	53,297
Impairments	44,341	0	22,046	0	0
Total operating expenses	128,876	82,729	105,120	84,959	74,072
Operating (loss) income	(54,219)	4,409	(13,286)	11,825	58,301
Net (loss) income attributable to Fuel Systems	$(53,416)	$(460)	$(15,632)	$5,168	$39,702
Net (loss) income attributable to Fuel Systems per common share	$(2.66)	$(0.02)	$(0.78)	$0.26	$2.23

	As of December 31,
Balance Sheets	2014	2013	2012	2011	2010
Cash and cash equivalents	$85,180	$80,961	$75,675	$96,740	$124,775
Total current assets	254,659	290,147	282,941	299,285	306,928
Total assets	324,241	415,299	419,818	450,002	454,563
Total current liabilities	80,331	86,085	92,156	104,692	96,079
Long-term debts	0	215	713	3,698	7,571
Total equity	$236,735	$319,052	$317,047	$329,822	$338,567

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Manufacturers of industrial mobile and power generation equipment, stationary engines and heavy duty trucks and buses are among the most active customers for our industrial products. Users of small and large industrial engines capitalize on the lower cost and pollutant benefits of using alternative fuels. For example, forklift and other industrial equipment users often use our products to operate equipment indoors resulting in lower toxic emissions. The wide availability of gaseous fuels in world markets combined with their lower emissions and cost compared to gasoline and diesel fuels is driving growth in the global alternative fuel industry. Automobile manufacturers, taxi companies, transit and shuttle bus companies, and delivery fleets are among the most active customers for our transportation products where our largest markets are currently outside the United States.

Our U.S. automotive business has the capabilities necessary to be a leader in this market. We believe Fuel Systems is positioned to compete in the dedicated and bi-fuel natural gas vehicle (NGV) OEM market emerging in the United States. We maintain certain key technology and industry relationships to further our North American OEM and fleet market strategy. Our vehicle modification and systems integration capabilities for a variety of alternative fuel applications, CNG, and propane present us with a unique advantage in the market. While we have limited visibility with respect to the evolving US automotive market, we continue to believe fleet vehicles may offer attractive opportunities for our gaseous fuel solutions in the U.S. We have a full suite of automotive capabilities in this market, including a CARB certified, dedicated systems product line and in-house OEM systems engineering platform, enhancing our ability to leverage our existing relationships with fleet customers and other manufacturers as they roll out CNG and LPG versions of key fleet vehicles.

For the year ended December 31, 2014 revenue decreased approximately $60.7 million or 15.3%, compared to 2013 operating income became an operating loss of $54.2 million, including impairment charges of $44.3 million, and diluted earnings per share (“EPS”) went from a loss of $0.02 in 2013 to a loss of $2.66 in 2014.  These results were driven primarily by decreases in automotive

OEM, Delayed Original Equipment Manufacturers (“DOEM”) and aftermarket sales across many geographic areas, as well as decreases in sales of most of our industrial products. Lower sales at our FSS Automotive segment were primarily attributable to the conclusion of certain DOEM/OEM programs that were not renewed because of the automakers’ decisions, partly influenced by prevailing economic conditions and partly by increased competitive pressure, to either in-source systems or source from other suppliers. Furthermore, the aftermarket business in key areas such as Europe, and particularly Italy, is experiencing considerable year-over-year contraction, despite some increases in the South American and South Asian markets. Lower sales at our FSS Industrial segment were primarily the result of increased competition, which resulted in the loss of a large customer, as well as political unrest in some key geographic markets. Additionally, the weakening of local currencies compared to the US dollar negatively impacted our revenue at both our FSS Industrial and FSS Automotive segments by approximately $4.1 million and $11.0 million, respectively. These decreases at both our segments were partially offset by increased sales of auxiliary power units and compressors at our FSS Industrial and FSS Automotive segments, respectively, both of which have lower margins.

The aforementioned change in the product/geographic mix and the ensuing lower revenue negatively affected our operating income, which was also further negatively impacted by work force reduction and facility closing expenses of approximately $6.1 million incurred in connection with rationalization of activities at both our segments.  Additionally, in the second quarter of 2014, we recognized impairment charges of approximately $44.3 million, associated with goodwill and long-lived assets, for a consolidated EPS impact of approximately $2.15 per share, net of a tax benefit of approximately $1.1 million recognized in connection with these impairment charges. We continue to expect pressure on revenues in the near term as we face increased competition in both our FSS Automotive and FSS Industrial segments, as well as continued economic uncertainty in Europe.  As a result, we are initiating a set of restructuring steps to increase operating efficiencies and size our manufacturing footprint to our current revenue base.

In connection with the work force reduction and facility closing expenses initiatives completed in 2014, we are expecting cost savings in 2015 in a range of approximately $5.3 million to $6.3 million. Additionally, we are currently exploring additional rationalizations of activities to take place over the next couple of years.   While final determinations of all specific actions have not yet been made, we believe we can realize, over three years, benefits totaling approximately $25.0 million less costs of approximately $10.0 million.  Based upon the current timing of these initiatives, we anticipate a net increase in expenses in 2015, with the majority of benefits to be realized beginning in 2016. After the initial three year period , we expect to enjoy annualized benefits of approximately $25.0 million.

The US natural gas automotive market as well as the natural gas compressor market continues to develop at a much slower pace than we anticipated. These markets continue to encounter challenges including political, economic and other competing technical applications. While we continue to invest in these markets, any further weakening of these market developments would likely exacerbate the negative effects in our FSS Automotive operations that we are experiencing. Additionally, downward trends in oil price, as well as adverse foreign currency effects derived from the strengthening of the US dollar compared to local currencies (and especially versus the Euro and the Canadian dollar), may have further negative impact on our business. This could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, and defer costs to achieve productivity programs or sell assets, thereby negatively impacting our business, results of operations and financial condition.

Net cash provided by operations was $18.4 million for the year ended December 31, 2014. We believe that our net cash position of $91.4 million, including marketable securities (excluding Deferred Compensation Plan assets), provides us with adequate capital for working capital and general corporate purposes, which may include expansion of our business, and financing of future acquisitions of companies or assets.

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

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized based, in part, on historical experience. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We believe that our warranty experience is within the industry norms. Our standard warranty period is 18 to 36 months from the date of delivery to the customer depending on the product. The warranty obligation on our certified engine products can vary from three to five years depending on the specific part and the actual hours of usage.

Our warranty reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding product failure rates, material usage and service delivery costs. If actual results are not consistent with the assumptions and estimates used, we may be exposed to additional adjustments that could materially, either positively or negatively, impact our gross profit and operating profit.

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

Goodwill—Impairment Assessments

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We perform our annual impairment test during the fourth quarter, after the annual budgeting process is completed. Furthermore, goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Each interim period, management assesses whether or not an indicator of impairment is present that would necessitate that a goodwill impairment analysis be performed in an interim period other than during the fourth quarter.

The goodwill impairment analysis is a two-step process, with an optional (under certain circumstances) qualitative analysis, known as “step 0”, based on relevant event and circumstances that may be performed ahead of such two steps to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If step 0 passes, the two-steps impairment process is not required. If step 0 fails, the two-steps process analysis is required. Step one compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, step two is performed, where the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized.

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

During the second quarter of 2014, in relation with the above-mentioned reporting units, management used discount rates ranging from 13.75% to 19.25% and terminal growth rates of 3% (the differences in discount rates reflect considerations about differences in the underlying businesses, as well as local economic conditions/environments). The discount rates used for the above-mentioned reporting units increased significantly from the fourth quarter of 2013 analysis due to the decrease in our market capitalization. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair Value Measurements and Disclosures.” Based on our preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the two reporting units within our FSS Automotive segment, as well as for the two reporting units within our FSS Industrial segment. As a result, during the second quarter of 2014, we recognized, based on our best estimate, impairment charges of approximately $33.1 million and $2.6 million, respectively, in relation with our two reporting units located in Italy within our FSS Automotive segment, and impairment charges of $3.1 million and $1.1 million, respectively, in relation with our two reporting units located in Canada and in the Netherlands within our FSS Industrial segment.

During the three months ended September 30, 2014, the impairment analysis for goodwill was finalized and no changes were identified. These impairment charges are included as a separate component of operating income in the consolidated statement of operations for the year ended December 31, 2014 (See Note 15 —Impairments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K).

During the fourth quarter of 2014, management tested the remaining goodwill balance using discount rates ranging from 15.0% to 24.25% and terminal growth rates ranging from 3.0%-7.0% (the differences in discount rates and terminal growth rates reflect considerations about differences in the underlying businesses, as well as local economic conditions/environments). The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair value measurements and disclosures”.

The fair values of our reporting units exceeded the respective carrying values by more than 30%. Consequently, no further impairments were identified during the fourth quarter of 2014.

Variances well in excess of 500 basis points resulting either from increases in the discount rate, or from decreases in the projected cash flows terminal growth rate, would have resulted in one reporting unit failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss for this reporting unit. The goodwill at risk associated with this reporting unit is approximately $3.7 million as of December 31, 2014.

As a result, as of December 31, 2014, we had $7.4 million of goodwill on our Consolidated Balance Sheet.

In 2013, our analyses showed no indicator of possible impairment of goodwill.

During the fourth quarter of 2012, management used discount rates ranging from 11.75% to 22% and terminal growth rates ranging from 5%-7%. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair value measurements and disclosures”.

As a result of the goodwill impairment analysis performed during the fourth quarter of 2012, we recognized an impairment charge of $5.3 million to fully impair the goodwill balance of our US Automotive reporting unit, as well as an impairment charge of $4.6 million against the original amount of our Alternative Fuels Systems (2004) Inc. (“AFS”) reporting unit goodwill of $5.2 million. These impairment charges were included as a separate component of operating income for the year ended December 31, 2012. (See Note 15—Impairments in this Form 10-K for the year ended December 31, 2014 for carrying amount of goodwill by segments).

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

In the second quarter of 2014, we found an indicator of possible impairment of long-lived assets in the operating results and cash flow trends, both current and forecasted, which were evidenced by the goodwill impairment analysis in four of our reporting units, two in Italy, within the FSS Automotive segment, and one in Canada, and one in the Netherlands within the FSS Industrial segment. In addition to these units, we examined our US Automotive operations due to continuing negative cash flows from the business. In its analysis, management determined that the lowest level asset group, for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities, is represented by the respective reporting unit for one of its Italian reporting units and for its US, Canadian, and Netherlands reporting unit, whereas for the other Italian reporting unit, the lowest level identifiable asset groups are two, in connection with the core business and compressor business, respectively. Our recoverability test included some of the same assumptions used in the goodwill impairment tests, with additional considerations to determine future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Considerations on terminal value, adjusted to exclude growth beyond the existing service potential of the asset group, were also factored in under both a growth model and a multiple of earnings scenario. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair Value Measurements and Disclosures”. As a result of the long-lived assets impairment analysis, we recognized impairment charges of approximately $2.7 million and $1.7 million against the carrying values of equipment and leasehold improvements and intangible assets, respectively, at our Italian compressor business asset group and our US Automotive reporting unit within our FSS Automotive segment.

The long-lived assets impairment charges are included as a separate component of operating income in the consolidated statement of operations for the year ended December 31, 2014.

In the fourth quarter of 2014, our analyses showed no indicator of possible impairment of long-lived assets.

In 2013, our analyses showed no indicator of possible impairment of long-lived assets.

In the fourth quarter of 2012, we found an indicator of possible impairment of long-lived assets in the operating results and cash flow trends, both current and forecasted, which were evidenced by the goodwill impairment analysis in two of our reporting units discussed above. In its analysis, management determined that the lowest level asset group, for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities, is represented by each respective reporting unit. Our recoverability test included some of the same assumptions used in the goodwill impairment tests, with additional considerations to determine future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Considerations on terminal value, adjusted to exclude growth beyond the existing service potential of the asset group, were also factored in under both a growth model and a multiple of earnings scenarios. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair value measurements and disclosures”. As a result of the long-lived assets impairment analysis, we recognized impairment charges of approximately $8.9 million and of $2.2 million against the carrying values of our US Automotive reporting unit intangibles and equipment and leasehold improvements, respectively, as well as an impairment charge of approximately $1.0 million against the carrying value of our AFS reporting unit intangibles. These impairment charges were included as a separate component of operating income for the year ended December 31, 2012. (See Note 15—Impairments in this Form 10-K for the year ended December 31, 2014 for carrying amount of intangibles by segments).

Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

Deferred Taxes

Based upon the substantial net operating loss carryforwards and recent history of losses incurred in certain jurisdictions, we cannot conclude that it is more likely than not that the deferred tax assets in the United States and certain foreign jurisdictions as of December 31, 2014 will be realized within the foreseeable future. The balance of the total United States valuation allowance was approximately $41.8 million as of December 31, 2014. In addition, we have a foreign valuation allowance of approximately $5.5 million as of December 31, 2014. We expect to provide a full valuation allowance on future tax benefits generated in the United States and in certain foreign jurisdictions until we can sustain a level of profitability that demonstrates our ability to utilize the deferred tax assets.

As of December 31, 2014, undistributed earnings, except with respect to a portion of undistributed earnings from our Italian subsidiaries, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Residual U.S. taxes have been accrued (applied as a reduction of net operating loss carryforwards) on approximately $0.3 million of earnings of MTM that is not considered indefinitely reinvested. Such amounts could be drawn as a dividend from MTM in the future without U.S. income tax consequences. We repatriated $26.3 and $3.3 million in 2014 and 2013, respectively, and currently intend to repatriate a future portion of these funds; however we do not intend nor foresee the need to repatriate funds in excess of the remaining $0.3 million of earnings not considered to be indefinitely reinvested.  Upon distributions of earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. We have accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. It is not practical to determine the income tax impact in the event we repatriate undistributed foreign earnings that are considered indefinitely reinvested. As of December 31, 2014, approximately $1.3 million in foreign withholding taxes was accrued related to undistributed earnings not considered to be indefinitely reinvested, as well as to $26.3 million of funds repatriated in 2014.

We believe that we have considered relevant circumstances that we may be currently subject to, and the financial statements accurately reflect our best estimate of the results of our operations, financial condition and cash flows for the years presented. We have discussed the decision process and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Results of Operations—Years Ended December 31, 2014 and 2013

(Amounts in the tables in thousands, except percentages)

REVENUES

	Year Ended December 31,		Change	Percent Change
	2014	2013
FSS Industrial	$104,435	$123,351	$(18,916)	(15.3)%
FSS Automotive	234,693	276,490	(41,797)	(15.1)%
Total Revenues	$339,128	$399,841	$(60,713)	(15.2)%

FSS Industrial.  The decrease in revenue is primarily attributable to a net decrease (mainly in North America) of our mobile equipment and stationary products of approximately $15.3 million, as well as lower heavy duty business in Asia of approximately $6.1 million. These decreases were partially offset by increased sales of auxiliary power units in North America of approximately $2.0 million. Our industrial business was significantly impacted by increased competition resulting in the loss of a significant customer, while our heavy duty business was negatively impacted by current political unrest in Thailand. We expect the pressure on revenue attributable to increased competition to continue in the near term. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted our revenue by approximately $4.1 million for the year ended December 31, 2014.

FSS Automotive. The decrease in revenue is primarily attributable to lower DOEM sales of approximately $35.5 million, primarily due to loss of customers in the European markets (primarily Italy) in connection with their change in products strategies and lower volumes in the North American market.  Additionally, OEM sales experienced a net decrease of approximately $16.9 million in most geographic areas, despite an increase in India of approximately $5.8 million related to our Rohan BRC acquisition in the third quarter of 2013. Aftermarket sales decreased by approximately $2.3 million in most geographic areas, but primarily in Europe and in the US, despite an increase in aftermarket sales in Argentina and India. The OEM and aftermarket declines were the result of increasing competitive pressure, as well as weak economic environments leading to the end or slow-down of some projects. While the increase in competitive pressure is primarily linked to pricing adjustments, over the last 12 to 18 months we have seen our aftermarket market share increase, primarily in Italy. These decreases were partially offset by an increase in sales of compressors of approximately

$12.7 million. In the near term, we continue to expect pressure on revenue attributable to increased competition on the markets we operate, as well as shifting strategies at some of our customers. Included in the results discussed above is the weakening of the local currencies compared to the US dollar, which negatively impacted our revenue by approximately $11.0 million for the year ended December 31, 2014.

The following represents revenues by geographic location for the years ended December 31, 2014 and 2013, which includes the above-mentioned negative impact related to weakening local currencies compared to the US dollar:

	Year Ended December 31,		Change	Percent Change
	2014	2013
North America:
United States	$87,176	$113,674	(26,498)	(23.3)%
Canada	5,144	5,044	100	1.9%
Europe:
Italy	51,342	74,987	(23,645)	(31.5)%
All other	88,223	78,219	10,004	12.8%
Asia & Pacific Rim	42,829	66,577	(23,748)	(35.7)%
Latin America	64,414	61,340	3,074	5.0%
Total Revenues	$339,128	$399,841	$(60,713)	(15.2)%

The increase in the “All other” locations within Europe primarily relates to higher sales of other products with lower margins, primarily in Russia, while the increase in Latin America is primarily attributable to aftermarket sales in Argentina. Russia is currently experiencing economic sanctions and management is not able to anticipate the future impact of such sanctions. All other geographic locations experienced decreases in revenue when compared to the prior year period, primarily in relation with the items discussed above for both FSS Industrial and FSS Automotive. Included in the results discussed above is the negative impact of the changes of local currencies compared to the US Dollar, which negatively impacted revenue by approximately $15.1 million.

COST OF REVENUE

	Year Ended December 31,		Change	Percent Change
	2014	2013
FSS Industrial	$75,214	$92,392	$(17,178)	(18.6)%
FSS Automotive	189,257	220,311	(31,054)	(14.1)%
Total Cost of Revenue	$264,471	$312,703	$(48,232)	(15.4)%

FSS Industrial. The decrease in cost of revenue is primarily attributable to lower material costs of approximately $16.9 million associated with lower volumes. While gross profit decreased in dollar terms due to the effect of lower volumes, the gross margin percentage for the year ended December 31, 2014 increased due to the positive effect associated with the loss of the sales to the above-mentioned customer, which historically had low margins. Included in the results discussed above is effect of the weakening of local currencies compared to the US dollar, which positively impacted cost of revenue by approximately $3.4 million for the year ended December 31, 2014.

FSS Automotive. The decrease in cost of revenue is primarily attributable to lower material cost of approximately $23.0 million, as well as lower compensation expense and outside services expenses of approximately $6.6 million, associated with both headcount reduction initiatives and lower volumes. Additionally, further decreases in cost of revenue are attributable to the impact in the previous year of the loss recorded on the acquisition of an additional 44.89% equity interest in Rohan BRC of approximately $2.0 million, and to lower current year depreciation and amortization expenses of approximately $1.0 million related to the write-off of intangible assets and equipment and leasehold improvements in the second quarter of 2014. The aforementioned decreases were partially offset by an increase in warranty expense of approximately $1.5 million. The above-mentioned shift in product and geographic mix, as well as lower overall revenue, resulted in a lower gross margin percentage compared to the prior year. Included in the results discussed above is the effect of the weakening of local currencies compared to the US dollar, which had a positive impact on cost of revenue of approximately $9.4 million for the year ended December 31, 2014.

RESEARCH & DEVELOPMENT

	Year Ended December 31,		Change	Percent Change
	2014	2013
FSS Industrial	$7,700	$7,727	$(27)	(0.3)%
FSS Automotive	18,494	19,813	(1,319)	(6.7)%
Total Research and Development	$26,194	$27,540	$(1,346)	(4.9)%

FSS Industrial. Research and development expenses remained relatively flat. While we continue to invest in research and development to enhance our current products and explore new ways to expand our current offerings with new solutions and alternatives, we remain focused on accurately managing costs in order to rationalize expenditures.

FSS Automotive. The decrease primarily relates to higher costs incurred in the prior year in connection with prototyping activities on a project for a customer, as well as cost saving activities in the current year, which resulted in lower outside services and related expense of approximately $1.2 million. We remain focused on rationalizing costs, while continuing to work on advancing our existing product lines and develop various projects for possible new product offerings.

SELLING, GENERAL & ADMINISTRATIVE

	Year Ended December 31,		Change	Percent Change
	2014	2013
FSS Industrial	$13,146	$13,420	$(274)	(2.0)%
FSS Automotive	36,526	35,250	1,276	3.6%
Corporate	8,669	6,519	2,150	33.0%
Total Selling, General & Administrative	$58,341	$55,189	$3,152	5.7%

FSS Industrial. The decrease primarily relates to lower compensation and related expense of approximately $0.8 million in connection with decreased headcount, which were partially offset by the cost of a voluntary work force reduction initiative in the current year of approximately $0.6 million.

FSS Automotive. The increase primarily relates to facility closing, work force reduction and lease abandonment expenses in the current year of approximately $5.5 million, incurred in connection with rationalization of activities at our Italian operations, as well as prior year reversal of contingent consideration of approximately $0.4 million. These increases were partially offset primarily by lower outside service expenses of approximately $2.4 million primarily in connection with lower consulting fees, cost savings of approximately $1.2 million achieved through process streamlining and increased efficiencies primarily at our Italian subsidiary, as well as a release of accounts receivable allowance of approximately $0.7 million. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which had a positive impact on selling, general and administrative expenses of approximately $1.5 million for the year ended December 31, 2014.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services and investor relations. Corporate expenses increased primarily as a result of increases in outside services for consultants in connection with restructuring and other activities.

IMPAIRMENTS

	Year Ended December 31,		Change	Percent Change
	2014	2013
FSS Industrial	$4,158	$0	$4,158	NM
FSS Automotive	40,183	0	40,183	NM
Total	$44,341	$0	$44,341	NM

FSS Industrial. During the second quarter of 2014, we recorded an impairment charge of approximately $4.2 million, representing the write-off of goodwill associated with our reporting units located in Canada and in the Netherlands. Due to the recent trading values of our stock, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that those reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. . See Note 15 —Impairments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional discussion.

FSS Automotive. During the second quarter of 2014, we recorded impairment charges of approximately $35.8 million, $1.7 million and $2.7 million representing the write-off of goodwill, intangible assets, and equipment and leasehold improvements, respectively, associated with our Italian and US reporting units. Due to the recent trading values of our stock, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that those reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. . See Note 15 —Impairments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional discussion.

For the year ended December 31, 2013 we recorded no impairments.

OPERATING INCOME/(LOSS)

	Year Ended December 31,		Change	Percent Change
	2014	2013
FSS Industrial	$4,217	$9,811	$(5,594)	(57.0)%
FSS Automotive	(49,767)	1,117	(50,884)	NM
Corporate Expenses	(8,669)	(6,519)	(2,150)	(33.0)%
	$(54,219)	$4,409	$(58,628)	NM

Operating income for the year ended December 31, 2014 decreased for the reasons stated above and resulted in an operating loss for the period.

Other Income (Expense), Net.

Other income (expense) includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the year ended December 31, 2014 we recognized approximately $1.1 million in net gains on foreign exchange compared to $2.1 million in net losses on foreign exchange for the year ended December 31, 2013. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements with any currency that we transact in; therefore, we do not measure or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes.

Income tax expense for the year ended December 31, 2014 and 2013 was approximately $0.6 million and $3.6 million, representing an effective tax rate of 1.1% and 115.6%, respectively, and primarily consisted of the provision for our foreign operations

(see Note 10—Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional discussion).

A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the years ended December 31, 2014 and 2013, we incurred a pre-tax loss of approximately $12.4 million and $8.9 million, respectively, in the loss jurisdictions. Accordingly, for the year ended December 31, 2014, we have not recorded income tax benefits for losses incurred, or significant income tax expense, for income generated for such jurisdictions; as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The change in the effective tax rate is primarily a result of the fluctuation of earnings in the various jurisdictions.

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

The following represents revenues by geographic location for the years ended December 31, 2013 and 2012, which includes the above-mentioned negative impact related to weakening local currencies compared to the US dollar:

	Year Ended December 31,		Change	Percent Change
	2013	2012
North America:
United States	$113,674	$92,652	21,022	22.7%
Canada	5,044	5,938	(894)	(15.1)%
Europe:
Italy	74,987	76,026	(1,039)	(1.4)%
All other	78,219	78,623	(404)	(0.5)%
Asia & Pacific Rim	66,577	73,425	(6,848)	(9.3)%
Latin America	61,340	67,283	(5,943)	(8.8)%
Total Revenues	$399,841	$393,947	$5,894	1.5%

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

COST OF REVENUE

	Year Ended December 31,		Change	Percent Change
	2013	2012
FSS Industrial	$92,392	$93,019	$(627)	(0.7)%
FSS Automotive	220,311	209,094	11,217	5.4%
Total Cost of Revenue	$312,703	$302,113	$10,590	3.5%

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

FSS Automotive. The decrease primarily relates to lower compensation and related expenses (in connection with decreased headcount) of approximately $1.0 million, as well as lower supply expenses of approximately $0.6 million, primarily associated with the initial development of an OEM bi-fuel vehicle program in the US, which was completed in late 2012. We are focused on managing costs as we continue to develop various projects for possible new product offerings, while also looking to advance our existing product lines.

SELLING, GENERAL & ADMINISTRATIVE

	Year Ended December 31,		Change	Percent Change
	2013	2012
FSS Industrial	$13,420	$12,563	$857	6.8%
FSS Automotive	35,250	36,087	(837)	(2.3)%
Corporate	6,519	6,097	422	6.9%
Total Selling, General & Administrative	$55,189	$54,747	$442	0.8%

FSS Industrial. The increase relates to higher compensation of approximately $1.1 million, which was partially offset by lower outside service expenses, primarily due to the costs associated in the prior year with the expansion of our production system software in Canada, as well as a prior year severance charge in the US.

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

FSS Industrial. During the fourth quarter of 2012, we recorded impairment charges of approximately $4.6 million and $1.0 million representing the write-off of goodwill and intangible assets, respectively, associated with our AFS reporting unit. Due to lower than expected demand for our products, primarily from the Indian market, management’s forecasts of earnings and cash flow have declined. Management utilizes these forecasts for the income approach as part of the goodwill and intangibles impairment reviews. As a result of the lower earnings and cash flow forecasts, we determined that the reporting unit could not support the carrying value of its respective goodwill and intangibles. See Note 15 —Impairments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional discussion.

FSS Automotive. During the fourth quarter of 2012, we recorded impairment charges of $5.3 million, $8.9 million and $2.2 million representing the write-off of goodwill, intangible assets, and equipment and leasehold improvements, respectively, associated with our US Automotive reporting unit. Due to the slow development of the US natural gas automotive market, management’s forecasts of earnings and cash flow have declined. Management utilizes these forecasts for the income approach as part of the goodwill and intangibles impairment reviews. As a result of the lower earnings and cash flow forecasts, we determined that the reporting unit could not support the carrying value of its goodwill and intangibles. See Note 15 —Impairments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional discussion.

OPERATING INCOME/(LOSS)

	Year Ended December 31,		Change	Percent Change
	2013	2012
FSS Industrial	$9,811	$4,644	$5,167	111.3%
FSS Automotive	1,117	(11,833)	12,950	109.4%
Corporate Expenses	(6,519)	(6,097)	(422)	(6.9)%
	$4,409	$(13,286)	$17,695	133.2%

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

Provision for Income Taxes.

Income tax expense for the year ended December 31, 2013 and 2012 was approximately $3.6 million and $2.2 million, representing an effective tax rate of 115.6% and 16.2%, respectively, and primarily consisted of the provision for our foreign operations (see Note 10—Income Taxes, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional discussion). In addition, during the second quarter of 2012, we determined that the recoverability of the net deferred tax assets in our Canadian entities was more likely than not. As a result, we released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation allowance was based upon the recent history of earnings of our Canadian entities, forecasted future earnings of this group, and the merger of our Canadian operations into a single legal entity that was completed on January 1, 2013, and which will allow the netting, for income tax reporting purposes, of income with losses incurred within this group.

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

On November 3, 2014, our Board of Directors approved a share repurchase program for up to $25.0 million of our common stock. The program is expected to continue for up to one year. Purchases under the repurchase program may be made from time to time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. Shares are repurchased at prevailing market prices based on market conditions and other factors.  As of December 31, 2014, 336,811 shares were repurchased under this program. Total shares repurchased under the above-mentioned approved program through March 10, 2015 equal 1,087,915.

We earn a significant amount of our operating results outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions; however, we had accrued (as a reduction to net operating loss carry-forwards) residual U.S. taxes on approximately $30.0 million of earnings not considered to be indefinitely reinvested. Following repatriation of earnings in 2014 and 2013 of $26.3 million and $3.3 million, respectively, we currently have accrued residual U.S. taxes on approximately $0.3 million of earnings not considered to be indefinitely reinvested.  This amount was deemed to be a constructive dividend creating taxable income for US income tax purposes; upon distribution of earnings in the form of dividend, or otherwise, in excess of these amounts, we may be subject to US income taxes. In addition, we would be subject to withholding taxes payable to various foreign countries. In June 2012, our FSS Automotive segment purchased approximately an additional $6.3 million of prime-rated German government bonds with a maturity date of March 14, 2014, which were subsequently sold before maturity on February 8, 2013 for approximately $6.8 million. The related proceeds, as well as additional cash, were reinvested into a new purchase of prime-rated German government bonds for approximately $12.6 million, with a maturity date of October 10, 2014. After maturity of this German bond, the liquidity was temporarily invested in cash and cash equivalents. These investments were placed in the available for sale category. As of December 31, 2014 we had approximately $54.8 million of cash and marketable securities held in accounts outside the U.S., primarily in Europe. We currently intend to repatriate a portion of these funds; however, we do not intend nor foresee the need to repatriate funds in excess of the $0.3 million of earnings not considered to be indefinitely reinvested. We expect existing cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months.

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

Our ratio of current assets to current liabilities was approximately 3:1 at both December 31, 2014 and December 31, 2013, respectively. At December 31, 2014, our total working capital decreased by $29.7 million to $174.3 million from $204.1 million at December 31, 2013. This decrease is primarily due to the following: (1) a decrease of $18.1 million in accounts receivable attributable to both our divisions but primarily to our FSS Automotive operations as a result of lower sales; (2) a decrease of $15.1 million in inventory attributable to both our divisions and primarily to our FSS Automotive operations; and (3) a decrease of $8.0 million in short term investments attributable to the net effect of our investing activities and primarily to the expiration of the investments in German bonds at our FSS Automotive operations, which were all partially offset by: (a) a decrease of $5.1 million in accrued expenses attributable primarily to our FSS Automotive operations in relation with decreased accruals for payroll obligation due to lower post-restructuring headcount and decreased accruals for warranty; (b) an increase of $4.2 million in cash and cash equivalents primarily attributable to the net effect of our investing and operating activities; (c) a net increase of $2.3 million in related party receivables, and (d) a decrease of approximately $0.8 million in accounts payable primarily attributable to higher activity in the previous period. Included in the net decrease commented above were approximately $19.6 million of net decreases attributable to changes in foreign currency exchange rates.

The following table provides a summary of our operating, investing and financing activities as follows:

	Years ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$18,424	$21,602	$12,818
Investing activities	(6,060)	(17,976)	(22,673)
Financing activities	(3,581)	(255)	(11,637)
Effect on cash of changes in exchange rates	(4,564)	1,915	427
Net increase/(decrease) in cash and cash equivalents	$4,219	$5,286	$(21,065)

Cash Flow from Operating Activities. We prepare our statement of cash flows using the indirect method. Under this method, we reconcile net income (loss) to cash flows from operating activities by adjusting net income (loss) for those items that impact net income (loss) but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to impairments, depreciation and amortization, provisions for inventory reserves and doubtful accounts; gains and losses from various transactions and changes in the consolidated balance sheet for working capital from the beginning to the end of the period.

2014 compared to 2013. In 2014, our net cash flow provided by operating activities decreased $3.2 million from the net cash flow provided by operating activities in the twelve months ended December 31, 2013. This decrease was primarily driven by lower income (as adjusted for non-cash items), and by the net effect of changes in net working capital and other balance sheet accounts. These changes include increases in operating cash flows associated with accounts payable and taxes payable (primarily in relation with higher activity in the prior year), as well as with other current assets (primarily due to activity in the prior year in advances, VAT receivables and tax prepayments), partially offset by decreases in net operating cash flows associated with related parties receivables and inventory (primarily due to decreased level of activity).

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

Cash Flow from Investing Activities. Our net cash used in investing activities during the considered periods consisted primarily of property, plant and equipment (“PP&E”) expenditures, investment in and reimbursement of available for sale securities, as well as acquisitions.

In 2014, our PP&E additions were approximately $13.7 million, approximately 44% more than the prior year and primarily for acquisitions of machinery and equipment and leasehold improvements in connection with both new business initiatives and our normal business operations, primarily in relation with our FSS Automotive operations. In October 2014, approximately $11.5 million of investments in German Government bonds held by our FSS Automotive operations were reimbursed at their expiration, with the proceeds temporarily invested in cash and cash equivalents. Additionally, in April and December 2014, we invested an additional $3.0 million and $1.0 million, respectively, in time deposits.

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

In 2014, our financing activities refer mostly to the repurchase of treasury shares in connection with the program approved by our Board of Directors on November 3, 2014, as well as payments of term loans and other loans.

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

Credit Agreements

Our outstanding debt is summarized as follows (in thousands):

	Available as of December 31, 2014	December 31, 2014	December 31, 2013
Revolving lines of credit—Italy and Argentina	$13,666	$0	$0
Revolving line of credit—USA.	20,000	0	0
Other indebtedness	0	207	428
	$33,666	207	428
Less: current portion		207	213
Non-current portion		$0	$215

Additional information about our credit agreements, borrowings, existing lines of credit, and covenants can be found in Note 11– Debt, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

We discuss new accounting standards which have been issued but not yet adopted, their required date of adoption and/or planned date to adopt, if earlier, and the anticipated impact that adoption of the standards are expected to have on our financial position and results of operations in Note 2– Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of December 31, 2014:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term and other loans—principal	$190	$190	$0	$0	$0
Term and other loans—interest	2	2	0	0	0
Capital lease obligations (a)	17	17	0	0	0
Operating lease obligations (a)	29,929	6,914	12,466	8,145	2,404
Other long-term liabilities (b)	106	18	38	41	9
	$30,244	$7,141	$12,504	$8,186	$2,413

(a)

The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. Operating lease obligations include amounts under leases with related parties (see Note 17–Related Parties in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K).

(b)

We have other long term liabilities on our balance sheet amounting to $5.4 million, of which $5.3 million are not shown on this table. Of the $5.3 million, less than $0.1 million refers to foreign withholding taxes accrued on undistributed earnings not considered to be indefinitely reinvested, and $4.1 million relates to a mandatory termination payment for Italian employees called “Trattamento di Fine Rapporto” that is required by Italian law (see Note 18–Commitment and Contingencies in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K). Payments under the “Trattamento di Fine Rapporto” contractual obligations are due upon employees’ termination of service.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Management. We operate on a global basis and are exposed to currency fluctuations related to the manufacture, assemble and sale of our products in currencies other than the U.S. Dollar. The major foreign currencies involve the markets in the European Union, Argentina, and Canada. Movements in currency exchange rates may affect the translated value of our earnings and cash flow associated with our foreign operations as well as the translation of the net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States, we generally generate revenues and incur operating expenses denominated in local currencies. These revenue and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. We monitor this risk and attempt to minimize the exposure to our net results through the management of cash disbursements in local currencies.

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings (including the impacts of impairments) for the year ended December 31, 2014 by approximately $4.8 million. We may seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries. Indebtedness denominated in local currency is translated to U.S. dollars at period end exchange rates.

Item 8.	Consolidated Financial Statements and Supplementary Data.

See pages F-1 through F-37 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2014, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the SEC is (1) recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC and (2) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the rules of the SEC, “internal control over financial reporting” is defined as a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2014.

Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, (“PwC”) the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has attested to, and reported on, the effectiveness of our internal control over financial reporting. The report of PwC is included in the Financial Statements in this Form 10-K.

Changes in Internal Control over Financial Reporting

For the three month period ended December 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information relating to our executive officers, directors, nominees, Board meetings, committees and Board leadership structure and oversight of risk is set forth under the captions “Board of Directors and Corporate Governance” and “Executive Officers” in the Fuel Systems 2015 Proxy Statement and is incorporated by reference herein. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” that appears in the Fuel Systems 2015 Proxy Statement is also incorporated by reference herein.

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

The information regarding our Audit Committee and designated audit committee financial experts is set forth under the captions “Board of Directors and Corporate Governance - Independent Directors” and “Board of Directors and Corporate Governance - Committees - Audit Committee” in the Fuel Systems 2015 Proxy Statement and such information is incorporated by reference herein.

The information concerning procedures by which shareholders may recommend director nominees is set forth under “Board of Directors and Corporate Governance - Procedure for Stockholder Recommendations for Director Nominees” in the Fuel Systems 2015 Proxy Statement and such information is incorporated by reference herein.

Item 11.	Executive Compensation.

The information relating to executive compensation is set forth under the captions “Executive Compensation” and “Board of Directors and Corporate Governance - Director Compensation” in the Fuel Systems 2015 Proxy Statement and such information is incorporated by reference herein; except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report, nor deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of management and certain beneficial owners is set forth under the caption “Principal Stockholders” in the Fuel Systems 2015 Proxy Statement and such information is incorporated by reference herein.

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders. The following table sets forth information about our common stock that may be issued under our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	127,900	$13.86	503,374	(1)
Total	127,900	$13.86	503,374

(1)	Includes 332,774 shares of restricted stock available for issuance under our 2009 Restricted Stock Plan and 170,600 shares of options available for issuance under the 2011 Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information regarding certain relationships and related party transactions and director independence is set forth under the captions “Board of Directors and Corporate Governance - Independent Directors” and “Certain Relationships and Related Transactions” in the Fuel Systems 2015 Proxy Statement and such information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information regarding fees and services of the independent registered public accounting firm (“independent accountant”) and our pre-approval policies and procedures for audit and non-audit services provided by our independent accountant are set forth under the captions “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Fuel Systems 2015 Proxy Statement and such information is incorporated by reference herein.

PART IV

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Fuel Systems Solutions, Inc.

Report of independent registered public accounting firm.

Consolidated balance sheets as of December 31, 2014 and 2013.

Consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012.

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012.

Consolidated statements of stockholders’ equity for the years ended December 31, 2014, 2013, and 2012.

Consolidated statements of cash flows for the years ended December 31, 2014, 2013, and 2012.

Notes to consolidated financial statements.

(2) Supplemental Financial Statement Schedule:

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

10.1+	2009 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 9, 2009; SEC File No. 001-32999).
10.2+	2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 9, 2009; SEC File No. 001-32999).
10.3+

Form of Restricted Stock Agreement under 2009 Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on July 9, 2009; SEC File No. 001-32999).

10.4+

Fuel Systems Solutions, Inc. Deferred Compensation Plan and Plan Adoption Agreement, each as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008; SEC File No. 001-32999).

10.5+

First Amendment, dated December 31, 2008, to the Fuel Systems Solutions, Inc. Deferred Compensation Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008; SEC File No. 001-32999).

10.6	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 9, 2009; SEC File No. 001-32999).
10.7

Loan Agreement between MTM, S.r.L. and Unicredit Banca Medio Credito S.p.A., dated December 2, 2004 (incorporated by reference to Ex. 10.3 to IMPCO Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005; SEC File No. 001-15143).

10.8

English summary of Financing Agreement dated December 22, 2008, by and among MTM S.r.L., Banca IMI S.p.A. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2008; SEC File No. 001-32999).

10.9

Committed Credit Facility dated July 10, 2009 between Fuel Systems, Inc. /IMPCO Technologies, Inc. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2009; SEC File No. 001-32999).

10.10

First Amendment to Agreement dated April 30, 2014 between Fuel Systems Solutions, Inc., IMPCO Technologies,

Inc., IMPCO Technologies B.V. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the

Company’s Current Report on Form 8-K filed on May 6, 2014).

Exhibit No.	Description
10.11+	Fuel Systems Solutions, Inc. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011).
10.12+	Fuel Systems Solutions, Inc. 2011 Phantom Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 20, 2011).
10.13+

Form of Nonqualified Stock Option Agreement under the Fuel Systems Solutions, Inc. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 20, 2011).

10.14+

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

10.17+

Agreement dated as of October 29, 2014 by and among Fuel Systems Solutions, Inc., Steven R. Becker, Matthew A. Drapkin, BC Advisors, LLC, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., and Becker Drapkin Partners, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 30, 2014).

10.18+

Separation Agreement and General Release between Roberto Olivo and Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.19+

Minutes of Settlement Agreement between Roberto Olivo and MTM S.r.l. (English translation) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 11, 2015.

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

Signature	Title	Date
/S/ MARIANO COSTAMAGNA Mariano Costamagna	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2015

/S/ PIETRO BERSANI Pietro Bersani	Chief Financial Officer (Principal Financial Officer)	March 11, 2015

/S/ MICHAEL HELFAND Michael Helfand	Senior Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2015

/S/ JOSEPH E. POMPEO Joseph E. Pompeo	Director	March 11, 2015
/S/ COLIN S. JOHNSTON Colin S. Johnston	Director	March 11, 2015

/S/ MARCO DI TORO Marco Di Toro	Director	March 11, 2015

/S/ TROY A. CLARKE Troy A. Clarke	Director	March 11, 2015

/S/ JAMES W. NALL James W. Nall	Director	March 11, 2015

/S/ ANTHONY HARRIS Anthony Harris	Director	March 11, 2015

/S/ STEVEN R. BECKER Steven R. Becker	Director	March 11, 2015

FUEL SYSTEMS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fuel Systems Solutions, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index located on page F-1 present fairly, in all material respects, the financial position of Fuel Systems Solutions, Inc. and its subsidiaries (the Company) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index located on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 11, 2015

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$85,180	$80,961
Accounts receivable less allowance for doubtful accounts of $3,129 and $3,993 at December 31, 2014 and 2013, respectively	46,952	65,008
Inventories	80,001	95,052
Deferred tax assets, net	9,547	10,234
Other current assets	21,271	21,490
Short-term investments	6,614	14,615
Related party receivables	5,094	2,787
Total current assets	254,659	290,147
Equipment and leasehold improvements, net	48,937	58,402
Goodwill	7,363	48,896
Deferred tax assets, net	5,253	4,129
Intangible assets, net	6,964	11,790
Other assets	1,065	1,260
Long-term investments	0	675
Total Assets	$324,241	$415,299
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$39,918	$40,702
Accrued expenses	37,017	42,094
Income taxes payable	445	216
Current portion of term loans and debt	207	213
Related party payables	2,744	2,860
Total current liabilities	80,331	86,085
Term and other loans	0	215
Other liabilities	6,174	8,364
Deferred tax liabilities, net	1,001	1,583
Total Liabilities	87,506	96,247
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at December 31, 2014 and 2013	0	0
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,114,427 issued and 19,769,617 outstanding at December 31, 2014; and 20,104,009 issued and 20,096,010 outstanding at December 31, 2013	20	20
Additional paid-in capital	320,820	320,345
Shares held in treasury, 344,810 and 7,999 shares at December 31, 2014 and 2013, respectively	(3,692)	(295)
Accumulated Deficit	(54,151)	(735)
Accumulated other comprehensive loss	(26,403)	(439)
Total Fuel Systems Solutions, Inc. Equity	236,594	318,896
Non-controlling interest	141	156
Total Equity	236,735	319,052
Total Liabilities and Equity	$324,241	$415,299

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Share and Per Share Data)

	Years Ended December 31,
	2014	2013	2012
Revenue	$339,128	$399,841	$393,947
Cost of revenue	264,471	312,703	302,113
Gross profit	74,657	87,138	91,834
Operating Expenses:
Research and development expense	26,194	27,540	28,327
Selling, general and administrative expense	58,341	55,189	54,747
Impairments	44,341	0	22,046
Total operating expenses	128,876	82,729	105,120
Operating (loss) income	(54,219)	4,409	(13,286)
Other income (expense), net	1,266	(1,536)	(492)
Interest income	980	1,062	932
Interest expense	(829)	(847)	(603)
(Loss) income from operations before income taxes and non-controlling interest	(52,802)	3,088	(13,449)
Income tax provision	(610)	(3,566)	(2,183)
Net loss	(53,412)	(478)	(15,632)
Less: net (income) loss attributed to non-controlling interests	(4)	18	0
Net loss attributable to Fuel Systems Solutions, Inc.	$(53,416)	$(460)	$(15,632)
Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(2.66)	$(0.02)	$(0.78)
Diluted	$(2.66)	$(0.02)	$(0.78)
Number of shares used in per share calculation
Basic	20,074,773	20,073,360	20,020,487
Diluted	20,074,773	20,073,360	20,020,487

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(53,412)	$(478)	$(15,632)
Other comprehensive (loss) income, net of tax except for foreign currency items:
Foreign currency translation adjustments	(26,374)	1,875	1,613
Unrealized (loss) gain on investments:
Unrealized holding (loss) gain arising during period	(55)	55	(9)
Foreign currency unrealized (loss) gain on investments during period	(245)	385	0
Net realized loss (gain) reclassified during period	691	(686)	0
Other comprehensive (loss) income, net of tax except for foreign currency items	(25,983)	1,629	1,604
Comprehensive (loss) income	(79,395)	1,151	(14,028)
Less: net comprehensive loss attributable to the non-controlling interest	15	10	0
Comprehensive (loss) income attributable to Fuel Systems Solutions, Inc.	$(79,380)	$1,161	$(14,028)

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Fuel Systems Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2011	20,014,065	$20	$318,632	$(523)	$15,357	$(3,664)	0	$329,822
Net loss	0	0	0	0	(15,632)	0	0	(15,632)
Foreign currency translation adjustment	0	0	0	0	0	1,613	0	1,613
Unrealized net loss on investments, net of tax	0	0	0	0	0	(9)	0	(9)
Evotek acquisition Compensation expense	14,868	0	750	0	0	0	0	750
Common stock issued upon exercise of options	1,200	0	11	0	0	0	0	11
Issuance and vesting of stock options	0	0	15	0	0	0	0	15
Issuance and vesting of restricted stock, net of shares withheld for employee tax	8,887	0	40	208	0	0	0	248
Shares held in trust for deferred compensation plan, at cost	0	0	219	10	0	0	0	229
Balance, December 31, 2012	20,039,020	$20	$319,667	$(305)	$(275)	$(2,060)	0	$317,047
Net loss	0	0	0	0	(460)	0	(18)	(478)
Foreign currency translation adjustment	0	0	0	0		1,867	8	1,875
Unrealized net loss on investments, net of tax	0	0	0	0	0	55	0	55
Unrealized foreign exchange gain on investment, net of tax	0	0	0	0	0	385	0	385
Realized foreign exchange gain on investment, net of tax	0	0	0	0	0	(420)	0	(420)
Realized foreign exchange gain on sale of foreign subsidiary, net of tax	0	0	0	0	0	(266)	0	(266)
Evotek acquisition Compensation expense	14,868	0	0	0	0	0	0	0
Common stock issued upon exercise of options	30,000	0	316	0	0	0	0	316
Issuance and vesting of stock options	0	0	186	0	0	0	0	186
Issuance and vesting of restricted stock, net of shares withheld for employee tax	12,122	0	176	0	0	0	0	176
Shares held in trust for deferred compensation plan, at cost	0	0	0	10	0	0	0	10
Change in Control in Rohan BRC							166	166
Balance, December 31, 2013	20,096,010	$20	$320,345	$(295)	$(735)	$(439)	$156	$319,052
Net (loss) income	0	0	0	0	(53,416)	0	4	(53,412)
Foreign currency translation adjustment	0	0	0	0	0	(26,355)	(19)	(26,374)
Unrealized net loss on investments, net of tax	0	0	0	0	0	(55)	0	(55)
Unrealized foreign exchange loss on investment, net of tax	0	0	0	0	0	(245)	0	(245)
Realized foreign exchange loss on investment, net of tax	0	0	0	0	0	691	0	691
Issuance and vesting of stock options	0	0	225	0	0	0	0	225
Repurchase of common stock	(336,811)	0	0	(3,416)	0	0	0	(3,416)
Issuance and vesting of restricted stock, net of shares withheld for employee tax	10,418	0	250	0	0	0	0	250
Shares held in trust for deferred compensation plan, at cost	0	0	0	19	0	0	0	19
Balance, December 31, 2014	19,769,617	$20	$320,820	$(3,692)	$(54,151)	$(26,403)	$141	$236,735

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except Share and Per Share Data)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(53,412)	$(478)	$(15,632)
Less: net (income) loss attributable to the non-controlling interest	(4)	18	0
Net loss attributable to Fuels Systems Solutions, Inc.	(53,416)	$(460)	$(15,632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and other amortization	10,724	10,917	10,424
Amortization of intangibles arising from acquisitions	2,285	2,915	5,800
Impairments	44,341	0	22,046
Provision for doubtful accounts	319	583	2,299
Provision for related party loan receivable	0	0	828
Write down of inventory	4,239	4,310	4,246
Loss on acquisition	0	2,024	0
Other non-cash items	14	(222)	0
Deferred Income Taxes	(2,788)	(1,939)	(8,115)
Unrealized (gain) loss on foreign exchange transactions	(685)	2,961	859
Compensation expense related to equity awards	475	362	1,015
Loss on abandonment of leased property	1,993	0	0
Loss (gain) on disposal of equipment and other assets	1,573	(281)	1,005
Reduction of contingent consideration	0	(406)	(839)
Changes in assets and liabilities, net of acquisitions
Decrease (increase) in accounts receivable	11,657	10,552	(12,878)
Decrease (increase) in inventories	446	1,649	(2,500)
(Increase) decrease in other current assets	(3,365)	(6,338)	827
Decrease (increase) in other assets	751	(596)	715
Increase (decrease) in accounts payable	4,137	(2,288)	(11,271)
Increase (decrease) in income taxes payable	289	(2,522)	308
Increase in accrued expenses	72	312	9,776
Decrease in long-term liabilities	(1,560)	(154)	(762)
Receivables from/payables to related party, net	(3,077)	223	4,667
Net cash provided by operating activities	18,424	21,602	12,818
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(13,726)	(9,506)	(13,704)
Purchase of investments	(4,000)	(14,626)	(18,277)
Sale of investments	0	6,753	0
Redemption of investment at maturity	11,456	0	11,930
Acquisitions, net of cash acquired	0	(841)	(5,700)
Amount in restricted cash for acquisition of non-controlling interest	0	0	2,820
Other	210	244	258
Net cash used in investing activities	(6,060)	(17,976)	(22,673)
Cash flows from financing activities:
Decrease in callable revolving lines of credit, net	0	0	(2,438)
Payments on term loans and other loans	(184)	(582)	(6,397)
Increase in treasury shares (share repurchase program)	(3,416)	0	0
Acquisition of non-controlling interest	0	0	(2,820)
Other	19	327	18
Net cash used in financing activities	(3,581)	(255)	(11,637)
Net increase (decrease) in cash and cash equivalents	8,783	3,371	(21,492)
Effect of exchange rate changes on cash	(4,564)	1,915	427
Net increase (decrease) in cash and cash equivalents	4,219	5,286	(21,065)
Cash and cash equivalents at beginning of period	80,961	75,675	96,740
Cash and cash equivalents at end of period	85,180	80,961	75,675

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements

1.	Description of the Business

Fuel Systems Solutions, Inc. (“Fuel Systems” and the “Company”) designs, manufactures and supplies alternative fuel components and systems for use in the transportation and industrial markets on a global basis. The Company’s components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines.

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

(h) Impairment of Goodwill—Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net tangible and intangible assets acquired.

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

In 2014, an interim impairment test had been performed in the second quarter of 2014 prompted by the trading values of the Company’s stock, and the corresponding decline in market capitalization, coupled with market conditions and business trends within the Company’s various reporting units. The 2014 annual goodwill impairment testing was performed as of October 1, 2014. Consideration was given to the period between the testing date and December 31, 2014, in order to conclude that no facts or circumstances arose that would lead to a different conclusion as of December 31, 2014.

During the fourth quarter of 2012, in connection with the Company’s annual goodwill impairment test, management determined that the carrying values of two of its reporting units exceeded their fair values, due to lower than expected demand, which negatively impacted the respective reporting units’ forecasts of earnings and cash flows. As a result, the Company concluded it had a triggering event, requiring the assessment of impairment of certain of its long-lived assets.

See Note 15 in the notes to the consolidated financial statements for disclosure of the impairment analyses performed by the Company.

Impairment of Long-Lived Assets— The Company evaluates the useful lives of other intangible assets, mainly existing technology, trade name, and customer relationships to determine if they are finite or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

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

The Company reviews long-lived assets, including equipment and leasehold improvements and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flows analysis or appraisals.

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

(k) Advertising Costs—Advertising costs are expensed as incurred. Advertising expense was $1.9 million, $2.2 million, and $1.8 million for the year ended December 31, 2014, 2013, and 2012, respectively.

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

The company standard warranty period ranges from 18 to 36 months from the date of delivery to the customer, depending on the product. The Company through some of its subsidiaries occasionally offers extended warranty programs on some markets and products. The consideration received for extended warranty services is deferred and recognized as revenue on a straight-line basis over the term of the extended warranty.

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

(n) Net income (loss) per share attributed to Fuel Systems—Basic income (loss) per share is computed by dividing net income applicable to common stock by the weighted average shares of common stock outstanding during the period. Diluted income (loss) per share is computed based on the weighted average number of shares of common stock outstanding, and if dilutive, all common stock equivalents.

(o) Income taxes—The Company uses the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the preparation of its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, property, plant and equipment and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards and liabilities, and are included within the consolidated balance sheet. The Company then assesses the likelihood of recovery of the deferred tax assets from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, the Company includes an expense within the tax provision of the consolidated statement of operations.

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

(p) Stock based compensation—The Company’s stock-based compensation programs consist of restricted stock and stock options issued to employees and non-employee directors. The Company recognizes compensation expense for all stock-based payment arrangements, over the requisite service period of the award. For stock options, the Company determines the grant date fair value using the Black-Scholes option-pricing model, which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and risk-free interest rates. For restricted stock the Company determines the fair value based on the fair market values of the underlying stock on the dates of grant.

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

(r) Financial instruments—Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s investments in marketable securities have been classified and accounted for as either available-for-sale or trading (see Note 4). Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ equity. Trading securities are reported at fair value, with unrealized gains and losses included in earnings. The Company determines realized gains and losses on the sale of marketable securities on a specific identification method, and reflects such gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Operations.

At December 31, 2014 and 2013, the fair value of the Company’s term loans approximated carrying value. The estimated fair values of the Company’s financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts. The fair value of current financial assets, current liabilities, and other assets are estimated to be equal to their carrying amounts.

(s) Comprehensive income (loss)—The Company presents comprehensive income (loss) in the consolidated statements of comprehensive income (loss). Comprehensive income (loss) includes, in addition to net income (loss), changes in equity that are excluded from the consolidated statements of operations and are recorded directly into a separate section of equity on the consolidated balance sheet. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains (losses) on investments.

(t) Treasury stock—Treasury shares are accounted for as a deduction of equity. Any consideration paid or received is recognized directly in equity so that treasury stock is accounted for using the cost method and reported as shares held in treasury on the Company’s consolidated balance sheet. When treasury stock is reissued, the value is computed and recorded using a first-in-first-out basis.

(u) Reclassifications—In connection with the preparation of the consolidated financial statements for the year ended December 31, 2014, the Company identified the followings out-of-period errors: (i) an increase in the income tax provision of approximately $0.2 million; (ii) a balance sheet reclassification from current deferred taxes assets to other current assets for approximately $0.7 million; and (iii) a foot note disclosure, increasing gross deferred taxes assets and valuation allowance by approximately $0.9 million. These errors are presented correctly in the consolidated financial statements for the year ended December 31, 2014.  In addition, these errors are not considered material to the previously issued consolidated financial statements or the current consolidated financial statements for the year ended December 31, 2014 as a whole.

Recent Accounting Pronouncements

In April 2014, the FASB issued a new accounting standard update that improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results.  The amendments in this update are effective prospectively for fiscal

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

years, and interim periods within those years, beginning after December 15, 2014.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

In February 2015, the FASB issued a new accounting standard update providing amendments to the consolidation guidance. Among other aspects, the amendments in this update affect the consolidation analysis of reporting entities that are involved with Variable Interest Entities (“VIEs”), and the effect of related parties on the primary beneficiary determination. The amendments in this update reduce the application of the related party guidance for VIEs on the basis of the following three changes: (i) for single decision makers related party relationships must be considered indirectly on a proportionate basis, rather than in their entirety, (ii) related party relationships should be considered in their entirety for entities that are under common control only if that common control group has the characteristics of a primary beneficiary, and (iii) if the assessment in (ii) is not applicable, but substantially all of the activities of the VIE are conducted on behalf of a single variable interest holder (excluding the decision maker) in a related party group that has the characteristics of a primary beneficiary, that single variable interest holder must consolidate the VIE as the primary beneficiary. The standard is effective for calendar year-end public business entities in 2016, and early adoption is allowed, including in any interim period. The Company is currently evaluating this standard, which presently is not expected to have a material impact of the Company’s financial statements.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

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

The Company determined that the acquisition of the additional 44.89% equity interest in Rohan BRC was a non-material business combination. As such, pro forma disclosures are immaterial and are not presented within this filing. Revenue and net loss related to the Rohan BRC acquisition recognized in 2013 were approximately $1.8 million and $0.2 million, respectively.

Acquisition of Cubogas Natural Gas Compressor Systems

On February 10, 2012, the Company purchased from the Wayne business of Dresser Italia S.r.l. (the “seller”), the net assets of its Cubogas compressor division (the “Cubogas” acquisition), specializing in natural gas compressors and packaging solutions, in an all-cash transaction. The acquisition enables the Company to build its infrastructure and natural gas compressor product lines and to serve the growing demand from commercial, fleet and consumer customers. The aggregate purchase price for the Cubogas acquisition totaled approximately $6.7 million (approximately €5.0 million), of which $5.0 million (€3.8 million) was paid at closing, $0.9 million (€0.7 million) was paid in two equal installments 60 and 120 days after closing, with the remaining $0.8 million (€0.6 million) paid in three equal installments one year, two years, and three years from the closing date, respectively.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The Company determined that the acquisition of Cubogas was a non-material business combination. As such, pro forma disclosures are not presented within this filing. Revenue related to the Cubogas acquisition recognized in 2012 was approximately $3.8 million.

4.	Cash and Investments

Cash, cash equivalents, and investments consist of the following (in thousands):

	As of
	December 31, 2014	December 31, 2013
Cash and cash equivalents:
Cash	$56,038	$72,302
Money market funds	29,142	8,659
Total cash and cash equivalents	$85,180	$80,961
Investments:
Available for sale securities:
German Government bonds (1)	0	12,615
Trading securities:
Deferred Compensation Plan assets	614	675
Other investments, held to maturity:
Time deposits (2)	6,000	2,000
Total investments	$6,614	$15,290
Short term investments	$6,614	$14,615
Long term investments	$0	$675

Note (1): The German Government bonds had a notional amount of €9.0 million and were purchased at 103.96 on February 8, 2013 and reimbursed at par at maturity on October 10, 2014 for approximately $11.5 million (€9.0 million). Amortized cost at maturity was approximately $12.1 million. Upon reimbursement unrealized losses of approximately $0.7 million were reclassified from other comprehensive income to earnings (see Note 14). The proceeds from the reimbursement of the bonds were temporarily invested in high-yield deposits.

Note (2): Represents three Bank of America certificates of deposit (no interest if withdrawn before maturity): a $2 million certificate of deposit with a maturity date of January 16, 2015 and 0.26% interest rate, a $3 million certificate of deposit with a maturity date of January 22, 2015 and 0.26% interest rate, and a $1 million certificate of deposit with a maturity date of September 25, 2015 and 0.34% interest rate.

The Company maintains investments in trading securities in connection with its non-qualified Deferred Compensation Plan, whereby selected key employees and directors elected to defer a portion of their compensation each year. The Company’s investments associated with its Deferred Compensation Plan consist of mutual funds that are publicly traded and for which inputs are directly or indirectly observable in the marketplace. These trading securities are reported at fair value, with unrealized gains and losses included in earnings. In addition, the Deferred Compensation liability includes the value of deferred shares of the Company’s common stock, which is publicly traded and for which current market prices are readily available. The fair market value of the investments in the Deferred Compensation Plan is included in short-term investments starting from the second quarter of 2014 (following termination of the plan, as discussed below), with the corresponding deferred compensation obligation included in accrued expenses on the Condensed Consolidated Balance Sheets. Changes in the fair value of the benefits payable to participants and investments are both recognized as components of compensation expense. The net impact of changes in fair value was not material. The Deferred Compensation Plan was terminated during the second quarter of 2014 and the funds will be distributed within one year.

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

Unrealized gains on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the year ended December 31, 2014 and 2013 were less than $0.1 million in both periods.

Unrealized losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the year ended December 31, 2014 and 2013 were less than $0.1 million in both periods.

As of December 31, 2014 and 2013, the Company did not have any investments in available for sale marketable securities that were in an unrealized loss position for a period of 12 months or greater.

As of December 31, 2014 and 2013, restricted cash balance was approximately $0.4 million and $0.5 million, respectively, included in other assets.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

		Fair value measurement at reporting date using
	As of December 31, 2014	Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$29,142	$29,142	$0	$0
Trading securities:
Deferred Compensation Plan assets	614	0	614	0
Other investments, held to maturity:
Time deposits	6,000	0	6,000	0
Total	$35,756	$29,142	$6,614	$0

		Fair value measurement at reporting date using
	As of December 31, 2013	Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$8,659	$8,659	$0	$0
Available for sale securities:
German Government bonds	12,615	12,615	0	0
Trading securities:
Deferred Compensation Plan assets	675	0	675	0
Other investments, held to maturity:
Time deposits	2,000	0	2,000	0
Total	$23,949	$21,274	$2,675	$0

6.	Inventories

Inventories are comprised of the following (in thousands):

	As of December 31,
	2014	2013
Raw materials and parts	$48,221	$56,790
Work-in-process	2,214	1,503
Finished goods	28,169	36,759
Inventory on consignment	1,397	0
Total inventories	$80,001	$95,052

7.	Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of December 31,
	2014	2013
Dies, molds, and patterns	$5,703	$5,677
Machinery and equipment	62,635	67,673
Office furnishings and equipment	21,760	21,092
Automobiles and trucks	4,915	4,548
Leasehold improvements	19,925	25,259
Total equipment and leasehold improvements	114,938	124,249
Less: accumulated depreciation	(66,001)	(65,847)
Equipment and leasehold improvements, net of accumulated depreciation	$48,937	$58,402

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Depreciation expense related to equipment and leasehold improvements was $10.7 million, $10.9 million, and $10.4 million in 2014, 2013, and 2012, respectively.

Machinery and equipment includes property under capital leases less than $0.1 million and approximately $0.3 million at December 31, 2014 and 2013, respectively, with related accumulated depreciation of less than $0.1 million and $0.2 million at December 31, 2014 and 2013, respectively.

In the fourth quarter of 2014, as part of the ongoing efforts for rationalization of operations and costs, the Company decided to abandon a facility leased in Italy by its FSS Automotive operations, which resulted in write offs of leasehold improvements for approximately $2.0 million (see Note 18).

During 2014, as part of its long-lived assets impairment analysis the Company recorded approximately $2.7 million of impairment on equipment and leasehold improvements (see Note 15).

8.	Goodwill and Intangibles

The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	FSS Automotive	FSS Industrial	Total
Net balance as of December 31, 2012	$41,167	$8,051	$49,218
Currency translation	(139)	(183)	(322)
Goodwill, gross	$50,071	$15,651	$65,722
Accumulated impairment losses	(9,043)	(7,783)	(16,826)
Net balance as of December 31, 2013	$41,028	$7,868	$48,896
Impairment loss (1)	(35,780)	(4,158)	(39,938)
Currency translation	(1,543)	(52)	(1,595)
Goodwill, gross	$48,089	$15,911	$64,000
Accumulated impairment losses	(44,384)	(12,253)	(56,637)
Net balance as of December 31, 2014	$3,705	$3,658	$7,363

Note (1): see Note 15.

At December 31, 2014 and 2013, intangible assets consisted of the following (in thousands):

	WT. Average Remaining Amortization Period (in years)	As of December 31, 2014			As of December 31, 2013
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	4.8	$25,534	$(21,836)	$3,698	$27,774	$(21,150)	$6,624
Customer relationships	10.9	19,385	(17,330)	2,055	21,013	(17,909)	3,104
Trade name	4.3	4,432	(3,221)	1,211	5,005	(2,944)	2,061
Non-compete agreements	0.0	0	0	0	158	(157)	1
Total		$49,351	$(42,387)	$6,964	$53,950	$(42,160)	$11,790

Amortization expense related to existing technology and customer relationships of approximately $1.8 million, $2.3 million, and $5.1 million for the years ended December 31, 2014, 2013, and 2012, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements for the years ended December 31, 2014, 2013, and 2012 was approximately $0.5 million, $0.7 million, and $0.7 million, respectively, and is reported as a component of operating expense.

During 2014, as part of its long-lived assets impairment analysis the Company recorded approximately $1.7 million of impairment on intangible assets (see Note 15).

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Amortization expense as of December 31, 2014 for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
2015	$1,869
2016	1,505
2017	1,074
2018	902
2019	605
Thereafter	1,009
$6,964

9.	Accrued Expenses

The following table details the components of accrued expenses as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Accrued warranty	$6,424	$8,695
Accrued payroll obligations	10,620	14,307
Unearned revenue	11,729	10,956
Accrued other	8,244	8,136
	$37,017	$42,094

Changes in the Company’s product warranty liability during the years ended December 31, 2014, 2013, and 2012 are as follows (in thousands):

	Years Ended December 31,
Warranty reserve for the period ended:	2014	2013	2012
Balance at beginning of period	$8,695	$11,639	$10,425
Additions from acquisitions	0	0	275
Provisions charged to costs and expenses	4,763	3,517	4,640
Settlements	(5,288)	(4,779)	(2,503)
Adjustments to pre-existing warranties	(1,118)	(1,520)	(1,251)
Effect of foreign currency translation	(628)	(162)	53
Balance at end of period	$6,424	$8,695	$11,639

Unearned revenue as of December 31, 2014 and 2013 relates to amount of approximately $6.8 million and $5.5 million, respectively, deferred under a contract to develop the basic and detailed engineering and outfit the facility for the installation of an integrated production plant for natural gas vehicles for PDVSA in Venezuela (see Note 17). The Company accounts for this project under the completed contract method. The remainder of unearned revenue as of December 31, 2014 and 2013 relates primarily to advance payments by customers, amounting to $2.6 million and $3.6  million, respectively, and to purchased extended warranties by customers, amounting to $2.2 million and $1.8 million, respectively.

10.	Income Taxes

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Income (loss) before income taxes, equity share in income of unconsolidated affiliates, and non-controlling interests for U.S. and foreign-based operations is shown below (in thousands):

	Years Ended December 31,
	2014	2013	2012
U.S.	$(9,888)	$(4,037)	$(29,349)
Foreign	(42,914)	7,125	15,900
Income from operations before income taxes and non-controlling interests	$(52,802)	$3,088	$(13,449)

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$0	$(138)	$(94)
State	11	5	84
Foreign	3,387	5,638	10,308
	3,398	5,505	10,298
Deferred:
Federal and state	(2,169)	2,565	(9,302)
Foreign	(2,842)	(2,945)	(4,670)
Change in valuation allowance	2,223	(1,559)	5,857
	(2,788)	(1,939)	(8,115)
Total provision for income taxes	$610	$3,566	$2,183

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	At December 31,
	2014	2013
Deferred Tax Assets:
Federal and State NOL Carryovers	$29,705	$26,049
Federal Tax Credit Carryover	1,665	1,718
Foreign NOL and credit Carryovers	9,804	8,197
Inventory reserves	5,273	2,723
Accrued Expenses	3,269	10,511
Intangible Assets	6,355	5,530
Other, net	4,449	4,086
Valuation allowance	(47,317)	(44,508)
Total Deferred Tax Asset	13,203	14,306
Fixed assets and intangibles	596	(1,526)
Net deferred Tax Asset (Liability)	$13,799	$12,780
Total Deferred assets	$14,800	$14,363
Less: Deferred tax assets, current	9,547	10,234
Net Deferred assets—noncurrent	$5,253	$4,129
Deferred tax liabilities	$(1,001)	$(1,583)
Less: deferred tax liabilities, current	0	0
Net deferred tax liabilities—noncurrent	$(1,001)	$(1,583)

Based upon the substantial net operating loss carryovers and a recent history of losses incurred in certain jurisdictions, management cannot conclude that it is more likely than not that the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized. Accordingly, a valuation allowance has been recorded to offset these amounts. The balance of the total valuation allowance was $47.3 million and $44.5 million as of December 31, 2014 and 2013, respectively. In addition, the Company expects to provide a full valuation allowance on substantially all of its net deferred tax assets in the U.S. and certain foreign jurisdictions until it can sustain a level of profitability that demonstrates its ability to utilize the assets. During the year ended December 31, 2012, the Company determined that the recoverability of the net deferred tax assets of its Canadian entities was more likely than not. As a result,

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

the Company released the related valuation allowance and recognized a tax benefit of approximately $5.0 million. The release of the valuation allowance was based upon the recent history of earnings of the Canadian entities, forecasted future earnings of the group, and the merger of the Canadian operations into a single legal entity that was completed on January 1, 2013, and which allows the netting, for income tax reporting purposes, of income with losses incurred within this group.

The Company has federal net operating loss carryforwards of approximately $87.7 million that expire between 2020 and 2034. The Company also has state net operating loss carryforwards of approximately $36.6 million that expire between 2015 and 2034. The Company has net operating loss carryforwards in foreign jurisdictions of approximately $23.4 million that begin to expire in 2015. The Company has research tax credit carryforwards for Federal Income Tax purposes of approximately $2.0 million that expire between 2028 and 2034. The Company also has research and development credit carryforwards for state income tax purposes of approximately $2.9 million, which do not expire for tax reporting purposes. The Company also has $1.5 million of U.S. foreign tax credits that begin to expire in 2017. The Company has tax credits in foreign jurisdictions of $2.6 million that begin to expire in 2021.

Not included in the deferred tax assets as of December 31, 2014 is approximately $1.9 million of excess tax benefits related to employee stock compensation. If and when realized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital, rather than a reduction of the income tax provision.

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

During the year ended December 31, 2014, the Company recognized a tax benefit of approximately $1.1 million in connection with impairment charges on its long-lived assets (see Note 15).

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is based on the consolidated income from operations before income taxes, equity share in income of unconsolidated affiliates, non-controlling interests and extraordinary gain as follows:

	Years Ended December 31,
	2014	2013	2012
Federal statutory income tax rate	(34.0)%	34.0%	(34.0)%
Permanent differences	0.3	(0.8)	2.8
Valuation Allowance	4.2	(50.5)	43.5
Goodwill impairment	20.4	0.0	11.7
Foreign tax rate differential	6.0	17.7	(7.5)
Expiration of NOL’s	1.6	6.8	10.4
State tax, net of federal benefit	(0.8)	(3.1)	(7.4)
Tax credits	(1.0)	(30.9)	(1.2)
Uncertain Tax Positions	1.9	151.3	(0.7)
Return to Accrual Adjustments	2.6	(8.7)	2.3
Other	0.0	(0.2)	(3.7)
Effective tax rate	1.2%	115.6%	16.2%

As of December 31, 2014, undistributed earnings, except with respect to a portion of undistributed earnings from MTM, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Upon distributions of earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The Company has accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested. It is not practical to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2014, approximately $1.3 million in foreign withholding taxes was accrued related to undistributed earnings not considered reinvested, as well as to $26.3 million of funds repatriated in 2014. Residual U.S. taxes have been accrued

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

(applied as a reduction to net operating loss carry-forwards) on approximately $0.3 million of earnings of MTM. This amount was deemed to be a constructive dividend creating taxable income for U.S. income tax purposes; upon distribution of earnings in the form of dividend, or otherwise, in excess of these amounts, the Company may be subject to United States income taxes. In addition, the Company would be subject to withholding taxes payable to various foreign countries.

As of December 31, 2014 and 2013, the Company had approximately $13.8 million and $12.9 million, respectively, of unrecognized tax benefits.

The following table summarizes the activities related to the unrecognized tax benefits:

	At December 31,
	2014	2013	2012
Beginning Balance	$12,920	$8,061	$7,313
Increases related to current year tax positions	893	1,311	0
Increases related to prior year tax positions	34	3,735	828
Expiration of the statute of limitations for the assessment of taxes	0	(187)	(80)
Ending Balance	$13,847	$12,920	$8,061

The Company’s annual effective tax rate will be reduced if $0.8 million of the Company’s unrecognized tax benefits at December 31, 2014 are recognized. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no longer exists, the additional amount that would affect the effective tax rate is approximately $13.0 million. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and in various foreign and state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2009 and is no longer subject to tax examinations for significant foreign jurisdictions for years prior to 2007. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expenses. During 2014, there were approximately $0.1 million of interest expense and penalties recorded in income tax expense, and at December 31, 2014, there was less than $0.2 million of accrued interest and penalties associated with uncertain tax positions.

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

11.	Debt

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of December 31, 2014	December 31, 2014	December 31, 2013
(a) Revolving lines of credit—Italy and Argentina	$13,666	$0	$0
(b) Revolving line of credit—USA.	20,000	0	0
(e) Other indebtedness	0	207	428
	$33,666	207	428
Less: current portion		207	213
Non-current portion		$0	$215

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The debt is scheduled to be repaid as follows (in thousands):

5 year debt payout:
2015	$207
2016	0
2017	0
2018	0
2019	0
Thereafter	0
Total	$207

At December 31, 2014, the Company’s weighted average interest rate on outstanding debt was 1.0%. The Company is party to numerous significant credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the average interbank currency rate at December 31, 2014.

(a) Revolving Lines of Credit—Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $6.1 million, which is unsecured, and $4.8 million that is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.1% to 4.1% as of December 31, 2014. At December 31, 2014 and 2013 there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.7 million. These lines are unsecured with no balance outstanding at December 31, 2014 and December 31, 2013. At December 31, 2014, the interest rates for the lines of credit in Argentina ranged from 4.5% to 30.0%.

All lines are callable on demand.

(b) Revolving Line of Credit—USA

As of December 31, 2014, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $20.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At December 31, 2014 and December 31, 2013, there were no balances outstanding. The maximum aggregate principal amount of loans available at any time was originally $13.0 million with an expiration date of April 30, 2014, which was subsequently extended to April 30, 2015 with a new aggregate principal amount of loans available at any time increased to $20.0 million. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135.0 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75.0 million. At December 31, 2014, the Company was in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits at our foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 6.95%.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

12.	Equity

(a) Shares Held in Treasury

The Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market, with such match discontinued in 2009 (see Note 18). These shares are carried at cost and classified as a deduction of equity. At December 31, 2014 and 2013, the Company had recorded approximately $0.1 million for the deferred compensation plan.  The Deferred Compensation Plan was terminated during the second quarter of 2014 and the funds will be distributed within one year.

As of December 31, 2014 and 2013, the Company also had 344,810 shares and 7,999 shares, respectively, held in treasury with a value of approximately $3.6 million, and $0.2 million, respectively.  On November 3, 2014, our Board of Directors approved a share repurchase program for up to $25.0 million of our common stock.  As of December 31, 2014, 336,811 shares were repurchased under this program in the open market.  The remainder of the treasury shares held by the Company at December 31, 2014 is equal to 7,999 shares, as in the prior year, and it refers to 1,419 shares that came from the surrender of shares tendered for the exercise price in lieu of cash for the exercise of warrants, and 6,580 shares that came from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock.

13.	Stock-Based Compensation

The Company has two stock option plans that provide for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options previously granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a non-employee director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. Under the Company’s 2009 Restricted Stock Bonus Plan, the Company’s Board of Directors may grant restricted stock to officers, employees and non-employee directors. Currently restricted stock are awarded to non-employee directors and normally vest in one year.

In estimating the fair value of stock-based compensation, the Company uses the historical volatility of its shares based on seven year averages.

Stock-based compensation expense for the years ended December 31, 2014, 2013, and 2012 was allocated as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$44	$36	$22
Research and development expense	34	25	762
Selling, general and administrative expense	397	301	231
	$475	$362	$1,015

Excess tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options are recorded as an increase to additional paid-in capital if and when realized. The Company did not record any excess tax benefits in the years ended December 31, 2014, 2013, and 2012 because, due to the net operating loss carry forward position for United States income tax purposes, the Company has not realized excess tax benefits.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Stock-Based Compensation Activity—Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares.

The following table displays stock option activity including the weighted average stock option prices for 2014 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	113,940	$14.95	7.5 yrs	$39
Vested and exercisable at December 31, 2013	35,550	$13.91	4.5 yrs	$39
Granted	41,450	10.37
Exercised	0	0.00
Forfeited	(27,490)	13.13
Outstanding at December 31, 2014	127,900	$13.86	8.2 yrs	$23,627
Vested and exercisable at December 31, 2014	35,290	$15.76	7.3 yrs	$0

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period. During the years ended December 31, 2014, 2013, and 2012, the aggregate intrinsic value of options exercised under the Company’s stock option plans was zero, $0.2 million, and $22 thousand, respectively, determined as of the date of option exercise.

As of December 31, 2014, total unrecognized stock-based compensation cost related to unvested stock options was $0.7 million, expected to be recognized over a weighted-average period of 3.5 years. As of December 31, 2013, total unrecognized stock-based compensation cost related to unvested stock options was $0.8 million, expected to be recognized over a weighted-average period of 3.8 years.

The following table sets forth summarized information with respect to stock options outstanding, vested and exercisable at December 31, 2014:

Exercise Price Range:	Outstanding at December 31, 2014			Vested and Exercisable at December 31, 2014
	Number of Shares	Average Life (in years)	Average Price	Number of Shares	Average Price
$10.01 to $15.00	41,450	7.7	10.37	0	0.00
$15.01 to $20.00	86,450	9.3	15.53	35,290	15.76
	127,900	8.2	$13.86	35,290	$15.76

Stock-Based Compensation Activity—Restricted Stock

A summary of the unvested restricted stock awards as of December 31, 2014 and the changes during the year then ended are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	11,380	$15.53
Granted to continuing non-employee directors	28,200	10.64
Vested	(10,418)	15.69
Forfeited	0	0.00
Nonvested at December 31, 2014	29,162	$10.75

As of December 31, 2014, total unrecognized share-based compensation cost related to unvested restricted stock was $0.1 million, which is expected to be recognized over a weighted-average period of 0.6 year.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

14.	Changes and reclassifications in Accumulated Other Comprehensive Income (Loss) by Component

(a) Changes in Accumulated Other Comprehensive Income (Loss) by Component (all amounts are net of tax, except foreign currency items)

	Year Ended December 31, 2014 (in thousands)
	Unrealized Gains and (Losses) on Available- for- Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2013	$ 55	$ (494)	$ (439)
Current period Other Comprehensive Income activity before reclassifications	(55)	(26,619)	(26,674)
Amounts reclassified from Accumulated Other Comprehensive Loss	0	691	691
Net current-period Other Comprehensive Income	(55)	(25,928)	(25,983)
Net current-period Other Comprehensive Income attributable to non-controlling interest		19	19
Ending balance, December 31, 2014	$ 0	$ (26,403)	$ (26,403)

	Year Ended December 31, 2013 (in thousands)
	Unrealized Gains and (Losses) on Available- for- Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2012	$ (9)	$ (2,051)	$ (2,060)
Current period Other Comprehensive Income (Loss) activity before reclassifications	55	2,252	2,307
Amounts reclassified from Accumulated Other Comprehensive Loss	9	(695)	(686)
Net current-period Other Comprehensive Income	64	1,557	1,621
Ending balance, December 31, 2013	$ 55	$ (494)	$ (439)

	Year Ended December 31, 2012 (in thousands)
	Unrealized Gains and (Losses) on Available- for- Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2011	$ 0	$ (3,664)	$ (3,664)
Current period Other Comprehensive Income (Loss) activity before reclassifications	(9)	1,613	1,604
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	0	0	0
Net current-period Other Comprehensive Income	(9)	1,613	1,604
Ending balance, December 31, 2012	$ (9)	$ (2,051)	$ (2,060)

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

(b) Reclassifications out of Accumulated Other Comprehensive Loss

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (in thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	$ 0	$ 9	$ 0	Other Expense (Income), net
Foreign Currency Items:
—Foreign currency loss (gain) on available for sale securities	691	(429)	0	Other Expense (Income), net
—Foreign currency gain on sales of BRC Pakistan	0	(266)	0	Other Expense (Income), net
Total reclassifications for the period	$ 691	$ (686)	$ 0

15.Impairments

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

In addition, at the same time and as a result of the interim goodwill impairment analysis performed during the second quarter of 2014, in accordance with ASC Topic 360, “Impairment and Disposal of Long-Lived Asset”, the Company concluded a triggering event occurred, requiring the assessment of impairment for certain of its long-lived assets. Upon completion of the assessment, the Company concluded that long-lived assets were impaired and recorded a $4.4 million impairment charge associated with intangible assets and equipment and leasehold improvements within its FSS Automotive segment. These impairments were measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. The inputs and assumptions utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined by ASC 820.

The following table summarizes the impairment charges for each reporting unit by asset category (in thousand):

	Year ended December 31, 2014
	Italy	US	Netherlands	Canada	Total
Equipment and leasehold improvements	$2,239	$439	$0	$0	$2,678
Goodwill	35,780	0	1,094	3,064	39,938
Intangible assets	1,017	708	0	0	1,725
Total Impairments	$39,036	1,147	1,094	3,064	$44,341

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

During the three months ended September 30, 2014, the impairment analyses for goodwill and intangible assets were finalized and no changes were identified.

During the fourth quarter of 2014, the Company tested the remaining goodwill balance. The fair values of the Company’s reporting units exceeded the respective carrying values and, consequently, no further impairments were identified during the fourth quarter of 2014.

The 2014 impairment charges are included as a separate component of operating income on the consolidated statement of operations for the year ended December 31, 2014.

For the year ended December 31, 2013, the Company recorded no impairments.

During the fourth quarter of 2012, in connection with the Company’s annual goodwill impairment, management determined two of its reporting units, the US reporting unit included in the FSS Automotive segment and the Canadian reporting unit included in the FSS Industrial segment, did not pass the step 1 test, due to lower than expected demand, which negatively impacted the respective reporting units’ forecasts of earnings and cash flows. As a result, the Company concluded it had a triggering event, requiring the assessment of impairment for certain of its long-lived assets. Upon completion of the assessment, the Company concluded the long-lived assets were impaired and recorded a $12.1 million impairment charge associated with intangible assets and equipment. As a result of the US and Canadian reporting units failing step 1 of the goodwill impairment test, the Company completed the step 2 analysis for both units. Upon completion of the step 2 analysis, the Company determined the goodwill associated with each reporting unit was impaired. As a result, the Company recorded a $9.9 million impairment charge in 2012.

These impairments were measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. The inputs and assumptions utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined by ASC 820.

The following table summarizes the impairment charges in 2012 for each reporting unit by asset category (in thousand):

	Year Ended December 31, 2012
	US	Canada	Total
Equipment and Leasehold improvements	$2,183	$—	$2,183
Goodwill	5,290	4,640	9,930
Intangible assets	8,900	1,033	9,933
Total Impairment	$16,373	$5,673	$22,046

The 2012 impairment charges are included as a separate component of operating income on the consolidated statement of operations for the year ended December 31, 2012.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

16.	Loss Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net loss attributable to Fuel Systems	$(53,416)	$(460)	$(15,632)
Denominator:
Denominator for basic earnings per share—weighted average number of shares	20,074,773	20,073,360	20,020,487
Effect of dilutive securities:
Employee stock options	0	0	0
Unvested restricted stock	0	0	0
Shares held in escrow	0	0	0
Dilutive potential common shares	20,074,773	20,073,360	20,020,487
Basic loss per share:
Net loss per share attributable to Fuel Systems	$(2.66)	$(0.02)	$(0.78)
Diluted loss per share:
Net loss per share attributable to Fuel Systems	$(2.66)	$(0.02)	$(0.78)

The following table represents the numbers of anti-dilutive instruments excluded from the computation of diluted EPS:

	Year Ended December 31,
	2014	2013	2012
Anti-dilutive instruments excluded from computation of diluted net loss per share:
Options	87,217	10,143	30,564
Restricted stock	11,418	4,213	1,607
Shares held in escrow	0	1,100	58,252

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

17.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the consolidated balance sheets at December 31, 2014 and 2013 representing related party transactions with the Company.

	As of
	December 31, 2014	December 31, 2013
Current Receivables with related parties:
TCN S.r.L. (a)	$0	$12
Bianco SPA (b)	266	207
Ningbo Topclean Mechanical Technology Co. Ltd. (c)	131	37
Current Receivables with JVs and related partners:
PDVSA Industrial S.A. (d)	4,697	2,531
	$5,094	$2,787
Current Payables with related parties:
Europlast S.r.L. (e)	901	962
TCN S.r.L. (a)	724	751
TCN Vd S.r.L. (f)	787	771
A.R.S. Elettromeccanica (g)	200	239
Erretre S.r.L. (h)	14	15
IMCOS Due S.r.L. (i)	0	53
Grosso, de Rienzo, Riscossa e Associati (j)	101	0
Others (l)	9	17
Current Payable with JVs and related partners:
Ideas & Motion S.r.L. (k)	8	52
	$2,744	$2,860

(a)

TCN S.r.L. is 30% owned by Mariano Costamagna, the Company’s Chief Executive Officer, along with his brother, Pier Antonio Costamagna (who retired as an executive officer of the Company and as General Manager of MTM S.r.L., effective February 5, 2014).

(b)	Bianco S.p.A. is 100% owned by TCN S.r.L. (see note (a) above).
(c)	Ningbo Topclean Mechanical Technology Co. Ltd. is 100% owned by MTM Hydro S.r.L. (see note (l) below).
(d)	PDVSA Industrial S.A. (“PDVSA”) is a 70% owner of a joint venture, Sistemas De Conversion Del Alba, S.A. (“SICODA”) with the remaining 30% owned by the Company.
(e)	Europlast S.r.L. is 90% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna and one immediate family member.
(f)	TCN Vd S.r.L. is 90% owned by TCN S.r.L. (see note (a) above) as well as 3% by the Company’s Chief Executive Officer, along with his brother, Pier Antonio Costamagna.
(g)	A.R.S. Elettromeccanica is 100% owned by Biemmedue S.r.L. (see note (l) below).
(h)	Erretre S.r.L. is 85% owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.
(i)	IMCOS Due S.r.L. is 100% owned by the Company’s Chief Executive Officer along with his brother Pier Antonio Costamagna and three immediate family members.
(j)	One director of the Company is a partner of the law firm Grosso, de Rienzo, Riscossa e Associati.
(k)	Ideas & Motion S.r.L. is an Italian consulting and services company in which the Company owns an equity ownership interest of 16.67%.
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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	(in thousands) Years Ended December 31,
	2014		2013		2012
	Purchases	Sales	Purchases	Sales	Purchases	Sales
Related Party Company:
Europlast S.r.L.	$2,281	$1	$3,877	$12	$4,524	$43
TCN S.r.L	1,960	0	3,159	0	3,572	9
TCN Vd S.r.L	1,627	25	2,933	11	3,044	0
A.R.S. Elettromeccanica	1,097	0	1,630	0	1,584	0
Ningbo Topclean Mechanical Technology	687	0	1,383	0	1,088	0
Bianco Spa	28	629	15	568	89	951
Erretre S.r.L.	143	6	210	3	206	0
Grosso, de Rienzo, Riscossa e Associati	206	0	170	0	146	0
Others	27	26	30	27	38	68
JVs and related partners:
Ideas & Motions S.r.L	126	8	273	0	0	0
Rohan BRC(a)	0	0	290	2,358	3	2,948
PDVSA Industrial S.A.	0	5,131	0	3,037	0	8,444
	$8,182	$5,826	$13,970	$6,016	$14,294	$12,463

(a)	Amounts represent purchases and sales prior to the acquisition that closed on September 13, 2013 (see Note 3).

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna (former executive officer of the Company and General Manager of MTM) and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon appraisals. These lease agreements begin to expire in 2015, with the last agreement ending in 2020. The Company paid IMCOS Due S.r.L. lease payments of $2.7 million, $2.1 million, and $1.8 million in 2014, 2013, and 2012, respectively. In April 2014, IMCOS Due S.r.L. purchased two properties from a third party, which are currently being leased by the Company. In the fourth quarter of 2014, as part of the ongoing efforts for rationalization of operations and costs, the Company decided to abandon a facility leased in Italy from IMCOS Due S.r.L., which resulted in write offs of leasehold improvements for approximately $2.0 million (see Note 18). The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of $0.3 million, $0.4 million, and $0.3 million in 2014, 2013, and 2012, respectively. The term of this lease reflects the fair market value of such property based upon an appraisal.

The Company entered into an agreement to develop the basic and detailed engineering and outfit the facility for the installation of an integrated production plant for natural gas vehicles for PDVSA in Venezuela. The Company accounts for this project under the completed contract method. As of December 31, 2014 the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $6.6 million and $6.8 million, respectively. As of December 31, 2013 the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totaled approximately $5.6 million and $5.5 million, respectively. At December 31, 2014 and 2013, an advance payment from PDVSA of $0.8 million and $1.0 million, respectively, is included in accrued expenses.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

18.	Commitments and Contingencies
(a)	Leases

The Company has certain non-cancelable operating leases for facilities and equipment. Future minimum lease commitments under non-cancelable leases at December 31, 2014 are as follows (in thousands):

Years Ending December 31,	Third Party Obligations	Related Party Obligations(1)	Total Obligations
2015	$3,798	$3,116	$6,914
2016	3,718	3,056	6,774
2017	3,087	2,605	5,692
2018	2,525	2,341	4,866
2019	1,702	1,577	3,279
Thereafter	1,584	820	2,404
Total	$16,414	$13,515	$29,929

(1)	See Note 17

Total rental expense under the operating leases for 2014, 2013, and 2012 was approximately $8.2 million, $8.0 million, and $7.7 million, respectively, net of sublease payments of $4 thousand, zero, and less than $0.1 million in 2014, 2013, and 2012, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

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

The Company is currently party to claims for wages brought by former DOEM temporary employees. At December 31, 2011, the Company had accrued $2.4 million in relation to such claims. During 2012, the Company settled claims for an amount equal to approximately $1.5 million, while reversing excess accruals for approximately $0.9 million. During the fourth quarter of 2013, the Company accrued approximately $0.4 million for additional claims. During the year ended December 31, 2014 the Company settled claims for approximately $0.4 million and accrued and settled approximately $0.2 million for additional claims. As of December 31, 2014 the Company had no amounts accrued for additional claims.

Due to changes in the economic environment, and ensuing updated business strategies, during the year ended December 31, 2014, the Company went through a rationalization of its operations. The Company incurred costs associated with work force reduction, as well as the closing of a facility. As of December 31, 2014, the Company has incurred and paid approximately the following amounts in relation with the above-mentioned rationalization of operations, recorded within selling, general, and administrative expenses on the Company’s Consolidated Statement of Operations (amounts in thousands):

Year Ended December 31, 2014
FSS Industrial (1) (2):
Cost accrued for work force reduction	$631
Amounts paid for work force reduction	550
Unpaid portion of cost accrued for work force reduction as of December 31, 2014	81
FSS Automotive (1) (3):
Cost accrued for work force reduction	$2,978
Amounts paid for work force reduction	2,930
Unpaid portion of cost accrued for work force reduction as of December 31, 2014	48

Write off in second quarter 2014 in connection with facility closing	487
Write off in fourth quarter 2014 in connection with lease abandonment (1)	1,993

    ___________

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

(1)

The total expected costs to be incurred in relation with the rationalization of operations were approximately $0.6 million for FSS Industrial and in the range of approximately $3.0 million to $3.5 million for FSS Automotive, respectively. In addition, in the fourth quarter of 2014 management decided to abandon an additional facility leased in Italy by its FSS Automotive operations, which resulted in write offs of leasehold improvements for an additional $2.0 million.

(2)	The FSS Industrial rationalization of operations started and ended within the three months ended September 30, 2014.
(3)

The FSS Automotive rationalization of operations started during the three months ended June 30, 2014, when approximately $1.7 million for work force reduction and facility closing expenses were accrued, and ended by September 30, 2014. In addition, in the fourth quarter of 2014 management decided to abandon an additional facility leased in Italy from a related party by its FSS automotive operations, which resulted in write offs of leasehold improvements for an additional $2.0 million (see Note 17).

During the third quarter of 2012, the Company established a plan to terminate approximately 60 employees in Italy by the end of the year, in an effort to minimize cost structure at certain facilities. The total termination benefit was estimated to be approximately $0.8 million, accrued in operating expenses. In the fourth quarter of 2012, the Company determined the numbers of employee to be terminated to be 22 for a total termination benefit of approximately $0.3 million. Consequently, in the fourth quarter of 2012, the Company reversed excess accruals for approximately $0.5 million. As of December 31, 2012, approximately $0.3 million was still accrued, which was subsequently paid in January 2013.

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

Under the Canadian Plan employees are required to contribute an amount equal to 0.5 percent up to 4 percent of their earnings, with the Company contributing an amount equal to the employee required contributions, up to a maximum of $4,000 per year. Incremental voluntary contributions by the employees are permitted as long as the total contributions to the plan do not exceed the limits specified under the Canadian Income Tax Act. Approximately 71% of the Canadian employees of the above-mentioned entities were enrolled in this plan as of December 31, 2014. Employer contributions were approximately $0.2 million, $0.2 million, and $0.1 million, in each of the twelve months periods ending December 31 2014, 2013, and 2012, respectively.

The Company’s Investment and Tax Savings Plan (the “401(k) plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The 401(k) plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All U.S. employees who are at least age twenty-one or older are eligible to participate in the 401(k) plan immediately and can enter the 401(k) plan on the first day of each month. Eligible employees of the Company who elect to participate in the 401(k) plan may contribute into the plan from 1% to 100% of compensation. The Company’s matching contributions are discretionary and match 100% on the first 3% of the elective salary deferrals. Approximately 66% and 70% of eligible employees were enrolled in the 401(k) plan at December 31, 2014 and December 31, 2013, respectively. The Company match was suspended in 2009 and restored in 2011. Employer contributions were $0.1 million, $0.2 million, and $0.3 million for 2014, 2013, and 2012, respectively.

(d)	Deferred Compensation Plan

The Company had a non-qualified deferred compensation plan which, was terminated in the second quarter of 2014, whereby selected key employees and directors may elect to defer a portion of their compensation each year. This plan is administered by a third party plan administrator. Employee contributions were invested in mutual funds and consequently considered to be traded instruments. The Company matched 50% of the employee contribution up to an annual maximum of $12,500. Participants in the plan were 25% vested in the amount of the Company matching contributions upon attaining two years of service, with an additional 25% vested for each additional year of service thereafter. The Company match was discontinued in 2009.

The cash contributed by the Company on the participant’s behalf had been invested in Company’s common stock acquired in the open market, which is carried at cost and classified as a deduction of equity in shares held in treasury on the consolidated balance sheet (see Note 12 for further discussion). The value of the Company’s common stock was calculated and recorded as a liability at market value and is classified as a long-term liability on the Company’s consolidated balance sheet for the year ended December 31, 2013, whereas following termination of the plan the value of the Company’s common stock is classified as a current liability in the balance sheet for the year ended December 31, 2014. Any changes in the market value of the Company’s Common Stock were

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

recorded in selling general and administrative expense. The Company includes the common stock of the plan in its computations of basic and diluted net income per share. The Company consolidated the assets of the deferred compensation plan as part of the Company’s assets at the end of each quarter, which were classified as long-term investments on the Company’s consolidated balance sheet as of December 31, 2013, and as short-term investment on the Company’s balance sheet as of December 31, 2014, following termination of the plan. At December 31, 2014 and 2013, the assets under the plan, included in short-term investments and long-term investments, were $0.6 million and $0.7 million, respectively. At December 31, 2014 and 2013 the liabilities under the plan were $0.7 million and $0.8 million, respectively.

(e)	Severance Funds

Italian law requires companies to make a mandatory termination payment called the Trattamento di Fine Rapporto (“TFR”) to employees. It is paid, as a lump sum, when the employment ends for any reason such as retirement, resignation, or layoff. The severance indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration. There is no vesting period or funding requirement associated with the liability. The liability recorded in the consolidated balance sheet is the amount that the employee would be entitled to if employment ceased immediately. During 2014, 2013, and 2012, the Company had recorded approximately $1.9 million, $2.4 million, and $2.0 million, respectively, in expense for TFR and has a long-term liability accrued in the amount of $4.1 million, and $5.1 million as of December 31, 2014 and 2013, respectively. This liability for severance indemnities relates to the Company’s employees in Italy.

(f)	Liability for Contingent Consideration

Liability for Contingent Consideration—MTE

In connection with the purchase of the remaining 50% ownership interest in MTE S.r.L. (“MTE”), which took place on June 1, 2011, the Company could have been required to pay up to $1.3 million in earnout payments no later than 5 days after May 31, 2014, upon achievement of 2012 and 2013 gross profit targets.

During the fourth quarter of 2012, the estimated fair value of the MTE contingent consideration liability in connection with the achievement of 2012 and 2013 gross profit targets was reversed, primarily due to a reduction in the probability-weighted estimates based on updated forecast. The reduction in the fair value estimate resulted in a gain of approximately $0.4 million for the twelve months ended December 31, 2012, which was recorded in operating expenses in the Consolidated Statement of Operations. Consequently, the balance of the MTE contingent consideration liability as of December 31, 2014 and 2013 was equal to zero in both periods.

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

In April 2013, the Company reached an agreement with the former owners of NaturalDrive that released the Company from any obligation associated with the potential earnout. Consequently, the balance of the NaturalDrive contingent consideration liability as of December 31, 2014 and 2013 was equal to zero.

19.	Business Segment and Geographic Information

Business Segments. In an effort to more appropriately align the structure and business activities within Fuel Systems, beginning with the second quarter of 2012, management reorganized operations into the following segments: FSS Industrial and FSS Automotive. FSS Industrial consists of the Company’s industrial mobile and stationary equipment and auxiliary power unit (APU), and the Company’s heavy duty commercial transportation operations. FSS Automotive consists of the Company’s passenger and light duty commercial transportation (automotive OEM and aftermarket) and transportation infrastructure operations (compressors).

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

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

Financial Information by Business Segment. Financial information by business segment follows (in thousands):

	Years Ended December 31,
Revenue:	2014	2013	2012
FSS Industrial	$104,435	$123,351	$122,674
FSS Automotive	234,693	276,490	271,273
Total	$339,128	$399,841	$393,947

	Years Ended December 31,
Operating Income (Loss):	2014	2013	2012
FSS Industrial	$4,217	$9,811	$4,644
FSS Automotive	(49,767)	1,117	(11,833)
Corporate Expenses (1)	(8,669)	(6,519)	(6,097)
Total	$(54,219)	$4,409	$(13,286

(1)	Represents corporate expense not allocated to either of the business segments.

	As of December 31,
Total Assets:	2014	2013
FSS Industrial	$126,620	$131,022
FSS Automotive	211,788	314,018
Corporate (1)	175,980	187,778
Eliminations	(190,147)	(217,519)
Total	$324,241	$415,299

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

	Years Ended December 31,
Capital Expenditures:	2014	2013	2012
FSS Industrial	$3,124	$2,679	$3,214
FSS Automotive	10,583	6,559	10,490
Corporate	19	268	0
Total	$13,726	$9,506	$13,704

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Geographic Information.

The Company’s geographic information for revenue to unaffiliated customers and long-lived assets is shown below. The basis for determining revenue is the geographic location of the customer. Long-lived assets represent long-term tangible assets that are physically located in the region as indicated (in thousands):

	Years Ended December 31,
Revenue:	2014	2013	2012
North America:
United States	$87,224	$113,674	$92,652
Canada	5,144	5,044	5,938
Europe:
Italy	51,294	74,987	76,026
All other (1)	88,223	78,219	78,623
Asia & Pacific Rim (1)	42,829	66,577	73,425
Latin America (1)	64,414	61,340	67,283
Total	$339,128	$399,841	$393,947

(1)     No one country represents more than 10% of total consolidated long-lived assets.

	As of December 31,
Long-Lived Assets:	2014	2013
North America:
United States	$4,724	$4,929
Canada	5,070	4,444
Europe:
Italy	34,896	44,695
All other (1)	667	893
Asia & Pacific Rim (1)	588	792
Latin America (1)	2,992	2,649
Total	$48,937	$58,402

(1)	No one country represents more than 10% of total consolidated long-lived assets.

20.	Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

In 2014, 2013, and 2012, no customers represented more than 10.0% of the consolidated sales.

Accounts Receivable

At December 31, 2014, no customers represented more than 10.0% of the consolidated account receivable. At December 31, 2013, no customers represented more than 10.0% of consolidated accounts receivable.

Purchases

During 2014, 2013, and 2012, no suppliers represented more than 10.0% of the consolidated purchases of raw materials and services. In 2014, 2013, and 2012, ten suppliers accounted for approximately 23.0%, 26.7%, and 24.4%, respectively, of consolidated purchases of raw materials and services.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Cash

Operating cash balances held at non-U.S. banks, primarily in Europe, represent 57.3% and 77.1% of the Company’s consolidated cash and cash equivalents at December 31, 2014 and 2013, respectively.

21.	Supplementary Cash Flow Information

Supplementary cash flow information for 2014, 2013, and 2012 is as follows (in thousands):

	Years Ended December 31,
Supplementary Cash Flow Information:	2014	2013	2012
Interest paid	$445	$18	$357
Taxes paid (including franchise taxes)	$2,879	$10,946	$2,808
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Acquisition of equipment in accounts payable	$282	$725	$741

22.	Quarterly Results of Operations

A summary of the unaudited quarterly consolidated results of operations follows (in thousands, except per share amounts).

First Qtr.		Second Qtr.		Third Qtr.	Fourth Qtr.
2014	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenue	$81,296	$87,391		$85,077	$85,364
Cost of revenue	63,895	69,539		65,101	65,936
Gross profit	17,401	17,852		19,976	19,428
Operating expenses	19,683	65,759	(a)(b)	21,365 (c)	22,069 (d)
Operating loss	(2,282)	(47,907)		(1,389)	(2,641)
Interest income (loss), net	13	(27)		116	49
Net loss attributable to Fuel Systems Solutions, Inc.	(2,006)	(44,190)		(3,207)	(4,013)
Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.10)	$(2.20)		$(0.16)	$(0.20)
Diluted	$(0.10)	$(2.20)		$(0.16)	$(0.20)

First Qtr.		Second Qtr.		Third Qtr.	Fourth Qtr.
2013	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenue	$98,600	$111,095		$97,573	$92,573
Cost of revenue	76,982	85,276		75,506	74,939
Gross profit	21,618	25,819		22,067	17,634
Operating expenses	20,481	20,998		20,443	20,807
Operating income (loss)	1,137	4,821		1,624	(3,173)
Interest income (loss), net	16	27		(7)	179
Net (loss) income attributable to Fuel Systems Solutions, Inc.	(725)	2,580		1,032	(3,347)
Net (loss) income per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.04)	$0.13		$0.05	$(0.16)
Diluted	$(0.04)	$0.13		$0.05	$(0.16)

(a)	Includes impairment charges for approximately $44.3 million (see Note 15).
(b)	Includes cost for work force reduction of approximately $1.2 million and for write off in connection with facility closing for approximately $0.5 million (see Note 18).
(c)	Includes cost for work force reduction for approximately $2.4 million (see Note 18).
(d)	Includes cost for lease abandonment of approximately $2.0 million (see Note 18).

FUEL SYSTEMS SOLUTIONS, INC.

SCHEDULE II—VALUATION ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts for the period ended:
December 31, 2014	$3,993	$306	$(1,170)	$3,129
December 31, 2013	$4,349	$583	$(939)	$3,993
December 31, 2012	$2,665	$2,299	$(615)	$4,349
Deferred tax valuation allowance for the period ended:
December 31, 2014	$44,508	$2,224	$585	$47,317
December 31, 2013	$46,284	$2,211	$(3,987)	$44,508
December 31, 2012	$40,427	$5,857	$0	$46,284