Form 10-Q
period 2015-03-31
Fuel Systems Solutions, Inc.
filed 2015-05-07
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

18,681,714 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$57,823	$85,180
Accounts receivable, less allowance for doubtful accounts of $2,972 and $3,129 at March 31, 2015 and December 31, 2014, respectively	42,603	46,952
Inventories	76,765	80,001
Deferred tax assets, net	2,303	9,547
Other current assets	21,537	21,271
Short-term investments	7,626	6,614
Related party receivables	4,225	5,094
Total current assets	212,882	254,659
Equipment and leasehold improvements, net	43,250	48,937
Goodwill, net	7,243	7,363
Deferred tax assets, net	3,544	5,253
Intangible assets, net	6,044	6,964
Other assets	1,176	1,065
Total Assets	$274,139	$324,241
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,844	$39,918
Accrued expenses	34,106	37,017
Income taxes payable	634	445
Current portion of term loans and debt	180	207
Related party payables	2,286	2,744
Total current liabilities	69,050	80,331
Other liabilities	5,750	6,174
Deferred tax liabilities	831	1,001
Total Liabilities	75,631	87,506
Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at March 31, 2015 and December 31, 2014	0	0
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,114,427 issued and 18,758,673 outstanding at March 31, 2015; and 20,114,427 issued and 19,769,617 outstanding at December 31, 2014	20	20
Additional paid-in capital	320,941	320,820
Shares held in treasury, 1,355,754 shares and 344,810 shares at March 31, 2015 and December 31, 2014, respectively	(14,627)	(3,692)
Accumulated Deficit	(66,021)	(54,151)
Accumulated other comprehensive loss	(41,954)	(26,403)
Total Fuel Systems Solutions, Inc. Equity	198,359	236,594
Non-controlling interest	149	141
Total Equity	198,508	236,735
Total Liabilities and Equity	$274,139	$324,241

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$63,292	$81,296
Cost of revenue	48,768	63,895
Gross profit	14,524	17,401
Operating expenses:
Research and development expense	5,263	6,389
Selling, general and administrative expense	13,713	13,294
Total operating expenses	18,976	19,683
Operating loss	(4,452)	(2,282)
Other income, net	983	525
Interest (expense) income, net	(7)	13
Loss from operations before income taxes and non-controlling interests	(3,476)	(1,744)
Income tax provision	(8,351)	(260)
Net loss	(11,827)	(2,004)
Less: Net income attributable to non-controlling interests	(43)	(2)
Net loss attributable to Fuel Systems Solutions, Inc.	(11,870)	(2,006)
Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.62)	$(0.10)
Diluted	$(0.62)	$(0.10)
Number of shares used in per share calculation:
Basic	19,194,976	20,096,010
Diluted	19,194,976	20,096,010

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands); (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(11,827)	$(2,004)
Other comprehensive income loss, net of tax:
Foreign currency translation adjustments	(15,586)	(3,717)
Unrealized gain (loss) on investments:
Unrealized holding gain arising during period	0	16
Foreign currency unrealized loss on investments during period	0	(13)
Other comprehensive loss, net of tax except for foreign currency items	(15,586)	(3,714)
Comprehensive loss	(27,413)	(5,718)
Less: net comprehensive (income) loss attributable to the non-controlling interest	(8)	6
Comprehensive loss attributable to Fuel Systems Solutions, Inc.	$(27,421)	$(5,712)

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands); (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,827)	$(2,004)
Less: Net income attributable to the non-controlling interest	(43)	(2)
Net loss attributable to Fuel Systems Solutions, Inc.	(11,870)	(2,006)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and other amortization	2,379	2,707
Amortization of intangibles arising from acquisitions	473	659
Provision for doubtful accounts	179	34
Write down of inventory	455	636
Other non-cash items	0	12
Deferred income taxes	7,776	(758)
Unrealized gain on foreign exchange transactions	(610)	(29)
Compensation expense related to equity awards	121	95
Loss on disposal of equipment and other assets	222	0
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts receivable	308	7,201
Increase in inventories	(4,145)	(5,938)
Increase in other current assets	(2,307)	(889)
(Increase) decrease in other assets	(214)	20
(Decrease) increase in accounts payable	(4,308)	2,070
(Decrease) increase in income taxes payable	153	285
Increase (decrease) in accrued expenses	122	(404)
Increase (decrease) in long-term liabilities	58	(162)
Receivables from/payables to related party, net	319	(214)
Net cash (used in) provided by operating activities	(10,889)	3,319
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,787)	(3,645)
Redemption of investments at maturity	5,000	0
Purchase of investments	(6,000)	0
Other	310	84
Net cash used in investing activities	(2,477)	(3,561)
Cash flows from financing activities:
Payments on term loans and other loans	(6)	(15)
Increase in treasury shares (share repurchase program)	(10,935)	0
Other	0	(2)
Net cash used in financing activities	(10,941)	(17)
Net decrease in cash and cash equivalents	(24,307)	(259)
Effect of exchange rate changes on cash	(3,050)	300
Net (decrease) increase in cash and cash equivalents	(27,357)	41
Cash and cash equivalents at beginning of period	85,180	80,961
Cash and cash equivalents at end of period	$57,823	$81,002
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment in accounts payable	$72	$61

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2014 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended March 31, 2015 and 2014 are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The Company designs, manufactures and supplies alternative fuel components and systems for use in the transportation and industrial markets on a global basis. The Company’s components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines.

The condensed consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries. All intercompany transactions, including intercompany profits and losses and intercompany balances, have been eliminated in consolidation. Investments in unconsolidated joint ventures or affiliates (“joint ventures”) are accounted for under the equity method of accounting, whereby the investment is initially recorded at the cost of acquisition and adjusted to recognize the Company’s share in undistributed earnings or losses since acquisition.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2015, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

In August 2014, the FASB issued a new accounting standard update intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. The amendments in this update apply to all companies and not-for-profit organizations. They become effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In February 2015, the FASB issued a new accounting standard update providing amendments to the consolidation guidance. Among other aspects, the amendments in this update affect the consolidation analysis of reporting entities that are involved with Variable Interest Entities (“VIEs”), and the effect of related parties on the primary beneficiary determination. The amendments in this update reduce the application of the related party guidance for VIEs on the basis of the following three changes: (i) for single decision makers, related party relationships must be considered indirectly on a proportionate basis, rather than in their entirety, (ii) related party relationships should be considered in their entirety for entities that are under common control, only if that common control group has the characteristics of a primary beneficiary, and (iii) if the assessment in clause (ii) is not applicable, but substantially all of the activities of the VIE are conducted on behalf of a single variable interest holder (excluding the decision maker) in a related party group that has the characteristics of a primary beneficiary, that single variable interest holder must consolidate the VIE as the primary beneficiary. The standard is effective for calendar year-end public business entities in 2016, and early adoption is allowed, including in any interim period. The Company is currently evaluating this standard, which presently is not expected to have a material impact of the Company’s financial statements.

3. Cash and Investments

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of 12 months or less are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. The Company’s marketable securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ equity. The Company determines realized gains and losses on the sale of marketable securities on a specific identification method, and reflects such gains and losses as a component of interest and other income, net, in the accompanying Condensed Consolidated Statements of Operations.

The Company maintains investments in trading securities in connection with its non-qualified Deferred Compensation Plan, whereby selected key employees and directors elected to defer a portion of their compensation each year. The Company’s investments associated with its Deferred Compensation Plan consist of mutual funds that are publicly traded and for which inputs are directly or indirectly observable in the marketplace. These trading securities are reported at fair value, with unrealized gains and losses included in earnings. In addition, the Deferred Compensation liability includes the value of deferred shares of the Company’s common stock, which is publicly traded and for which current market prices are readily available. The fair market value of the investments in the Deferred Compensation Plan is included in short-term investments starting from the second quarter of 2014 (following termination of the plan, as discussed below), with the corresponding deferred compensation obligation included in accrued expenses on the Condensed Consolidated Balance Sheets. Changes in the fair value of the benefits payable to participants and investments are both recognized as components of compensation expense. The net impact of changes in fair value was not material. The Deferred Compensation Plan was terminated during the second quarter of 2014 and the funds will be distributed in the second quarter of 2015.

Cash, cash equivalents, and marketable securities consist of the following (in thousands):

	As of
	March 31, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$40,515	$56,038
Money market funds	17,308	29,142
Total cash and cash equivalents	$57,823	$85,180
Investments:
Trading securities:
Deferred Compensation Plan assets	626	614
Other investments, held to maturity:
Time deposits (1)	7,000	6,000
Total investments	$7,626	$6,614

	As of
	March 31, 2015	December 31, 2014
Short term investments	$7,626	$6,614

Note (1): At March 31, 2015, this amount represents four Bank of America certificates of deposit (no interest if withdrawn before maturity): a $1 million certificate of deposit with a maturity date of September 25, 2015 and 0.34% interest rate; a $2 million certificate of deposit with a maturity date of October 13, 2015 and 0.34% interest rate; a $3 million certificate of deposit with a maturity date of October 19, 2015 and 0.34% interest rate; and a $1 million certificate of deposit with a maturity date of December 7, 2015 and 0.38% interest rate.

Note (2): At December 31, 2014, this amount represents three Bank of America certificates of deposit (no interest if withdrawn before maturity): a $2 million certificate of deposit with a maturity date of January 16, 2015 and 0.26% interest rate; a $3 million certificate of deposit with a maturity date of January 22, 2015 and 0.26% interest rate; and a $1 million certificate of deposit with a maturity date of September 25, 2015 and 0.34% interest rate.

Unrealized gains and losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the three months ended March 31, 2015 and 2014 were less than $0.1 million in all periods.

At March 31, 2015, restricted cash included in other current assets was approximately $0.8 million. At March 31, 2015 and December 31, 2014, restricted cash included in other assets was approximately $0.4 million in both periods.

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

	As of March 31, 2015	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$17,308	$17,308	$0	$0
Trading securities:
Deferred Compensation Plan assets	626	0	626	0
Other investments, held to maturity:
Time deposits	7,000	0	7,000	0
Total	$24,934	$17,308	$7,626	$0

	As of December 31, 2014	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$29,142	$29,142	$0	$0
Trading securities:
Deferred Compensation Plan assets	614	0	614	0
Other investments, held to maturity:
Time deposits	6,000	0	6,000	0
Total	$35,756	$29,142	$6,614	$0

5. Inventories

Inventories, consisting of raw materials and parts, work-in-process, and finished goods are stated at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

Inventories are comprised of the following (in thousands):

	As of
	March 31, 2015	December 31, 2014
Raw materials and parts	$52,167	$48,221
Work-in-process	2,491	2,214
Finished goods	21,331	28,169
Inventory on consignment	776	1,397
Total inventories	$76,765	$80,001

6. Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	March 31, 2015	December 31, 2014
Dies, molds, and patterns	$5,765	$5,703
Machinery and equipment	57,402	62,635
Office furnishings and equipment	20,412	21,760
Automobiles and trucks	4,559	4,915
Leasehold improvements	18,492	19,925
Total equipment and leasehold improvements	106,630	114,938
Less: accumulated depreciation	(63,380)	(66,001)
Equipment and leasehold improvements, net of accumulated depreciation	$43,250	$48,937

Depreciation expense related to equipment and leasehold improvements was approximately $2.4 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively.

7. Goodwill and Intangibles

The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2015 are as follows (in thousands):

	FSS Automotive	FSS Industrial	Total
Goodwill, gross	$48,089	$15,911	$64,000
Accumulated impairment losses	(44,384)	(12,253)	(56,637)
Net balance as of December 31, 2014	$3,705	$3,658	$7,363
Currency translation	(120)	0	(120)
Goodwill, gross	$47,613	$16,198	$63,811
Accumulated impairment losses	(44,028)	(12,540)	(56,568)
Net balance as of March 31, 2015	$3,585	$3,658	$7,243

At March 31, 2015 and December 31, 2014, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of March 31, 2015			As of December 31, 2014
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	4.7	$23,944	$(20,620)	$3,324	$25,534	$(21,836)	$3,698
Customer relationships	10.7	18,535	(16,837)	1,698	19,385	(17,330)	2,055
Trade name	4.3	4,032	(3,010)	1,022	4,432	(3,221)	1,211
Total		$46,511	$(40,467)	$6,044	$49,351	$(42,387)	$6,964

Amortization expense related to existing technology and customer relationships of $0.4 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.1 million and $0.1 million for three months ended March 31, 2015 and 2014, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Nine months ending December 31, 2015	$1,294
2016	1,403
2017	1,013
2018	856
2019	586
2020	431
Thereafter	461
$6,044

8. Accrued Expenses

The following table details the components of accrued expenses (in thousands):

           As of

	March 31, 2015	December 31, 2014
Accrued warranty	$5,363	$6,424
Accrued payroll obligations (1)	9,615	10,620
Unearned revenue	11,515	11,729
Accrued other	7,613	8,244
	$34,106	$37,017

Note (1): Accrued payroll obligations include amounts for accrued employee severance liability in relation with restructuring activities, as disclosed in Note 16 – Commitments and Contingencies.

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

Changes in the Company’s product warranty liability, included within Accrued expenses on the Condensed Consolidated Balance Sheets, during the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$6,424	$8,695
Provisions charged to costs and expenses	703	998
Settlements	(941)	(1,016)
Adjustments to pre-existing warranties	(382)	(316)
Effect of foreign currency translation	(441)	(149)
Balance at end of period	$5,363	$8,212

Unearned revenue as of March 31, 2015 and December 31, 2014 relates to amount of approximately $6.7 million and $6.8 million, respectively, deferred under a contract to develop the basic and detailed engineering and outfit the facility for the installation of an integrated production plant for natural gas vehicles for PDVSA Industrial S.A. in Venezuela (see Note 15 – Related Party Transactions). The Company accounts for this project under the completed contract method. The remainder of unearned revenue as of March 31, 2015 and December 31, 2014 relates primarily to advance payments by customers, amounting to $2.6 million and $2.6 million, respectively, and to purchased extended warranties by customers, amounting to $2.2 million and $2.2 million, respectively.

9. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2015 was 240.2% compared to an effective tax rate of 14.9% for the three months ended March 31, 2014.

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

For the three months ended March 31, 2015, our effective tax rate was impacted by a tax expense of $7.8 million related to an increase in valuation allowance on deferred tax assets that existed as of the beginning of the year in Italy, as the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future. This conclusion was based on the weight of the available positive and negative evidence, including our expectation that the Company will reach the three year cumulative loss threshold in Italy (after adjustments required for tax purposes) in the current year.

For the three months ended March 31, 2015 and 2014 the Company incurred a pre-tax loss of approximately $5.0 million and $2.3 million, respectively, in the loss jurisdictions. The Company believes that the likelihood of recoverability of the net deferred tax assets in the loss jurisdictions is less than the “more likely than not” threshold, therefore, in addition to the valuation allowance recorded in connection with the deferred tax assets in Italy in the current quarter, a valuation allowance is maintained on the entire domestic and certain foreign jurisdictions deferred tax assets.

As of March 31, 2015, the Company had approximately $13.9 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the three months ended March 31, 2015. Although it is reasonably possible that our unrecognized tax benefits will change over the next 12 months, the Company does not anticipate such changes to have a significant impact on our income tax expense due to the valuation allowance position maintained in certain jurisdictions.

10. Debt Payable

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of March 31, 2015	March 31, 2015	December 31, 2014
(a) Revolving lines of credit—Italy and Argentina	$11,520	$0	$0
(b) Revolving line of credit—USA	20,000	0	0
(c) Other indebtedness	0	180	207
	$31,520	180	207
Less: current portion		180	207
Non-current portion		$0	$0

At March 31, 2015, the Company’s weighted average interest rate on outstanding debt was 0.8%. The Company is party to numerous credit agreements and other borrowings. All foreign currency denominated revolving lines of credit have been translated at the closing currency rate as of March 31, 2015. The fair value of the debt obligations approximated the recorded value as of March 31, 2015 and December 31, 2014 and represents a level 3 measurement within the fair value hierarchy (see Note 4 – Fair Value Measurements).

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $5.5 million which is unsecured and $3.4 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.0% to 4.0% as of March 31, 2015. At March 31, 2015 and December 31, 2014, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.6 million. These lines are unsecured with no balance outstanding at March 31, 2015 and December 31, 2014. At March 31, 2015, the interest rates for the lines of credit in Argentina ranged from 4.5% to 30.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of March 31, 2015, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $20.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At March 31, 2015 and December 31, 2014, there were no balances outstanding. The maximum aggregate principal amount of loans available at any time was $20.0 million with a maturity date of April 30, 2015, which on April 30, 2015 was renewed to April 29, 2016 with a new aggregate principal amount of loans available at any time increased to $30.0 million (see Note 19 – Subsequent Events). At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135.0 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75.0 million. At March 31, 2015, the Company was in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving the Company’s foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 6.95%.

11. Equity

The following table summarizes the changes in equity for the three month period ended March 31, 2015 (in thousands, except for share amounts):

	Fuel Systems Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2014	19,769,617	$20	$320,820	$(3,692)	$(54,151)	$(26,403)	$141	$236,735
Net loss	0	0	0	0	(11,870)	0	43	(11,827)
Foreign currency translation adjustment	0	0	0	0	0	(15,551)	(35)	(15,586)
Issuance and vesting of stock options	0	0	45	0	0	0	0	45
Issuance and vesting of restricted stock, net of shares withheld for employee tax	0	0	76	0	0	0	0	76
Repurchase of common stock	(1,010,944)			(10,935)				(10,935)
Balance, March 31, 2015	18,758,673	$20	$320,941	$(14,627)	$(66,021)	$(41,954)	$149	$198,508

Shares Held in Treasury

As of March 31, 2015 and December 31, 2014, the Company had 1,355,754 shares and 344,810 shares, respectively, held in treasury with a value of approximately $14.6 million, and $3.7 million, respectively.

On November 3, 2014, our Board of Directors approved a share repurchase program for up to $25.0 million of our common stock.  As of March 31, 2015, 1,347,755 shares were repurchased under this program in the open market, for a value of approximately $14.4 million, of which approximately $10.9 million were purchased in the three months ended March 31, 2015.

The remainder of the treasury shares held by the Company at March 31, 2015 is equal to 7,999 shares, and it refers to 1,419 shares that came from the surrender of shares tendered for the exercise price in lieu of cash for the exercise of warrants, and 6,580 shares that came from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock, with a value of approximately $0.2 million.

The Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market, with such match discontinued in 2009. These shares are carried at cost and classified as a deduction of equity. As of March 31, 2015 and December 31, 2014, the Company included in treasury shares approximately $0.1 million for the deferred compensation plan.  The Deferred Compensation Plan was terminated during the second quarter of 2014 and the funds will be distributed in the second quarter of 2015.

12. Changes and Reclassifications in Accumulated Other Comprehensive Loss by Component

(a)	Changes in Accumulated Other Comprehensive Loss by Component (all amounts are net of tax, except foreign currency items)

	Three Months Ended March 31, 2015 (in thousands)
	Unrealized Gains and (Losses) on Available- for-Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2014	0	(26,403)	(26,403)
Current period Other Comprehensive Loss activity before reclassifications	0	(15,586)	(15,586)
Net current-period Other Comprehensive Loss		(15,586)	(15,586)
Net current-period Other Comprehensive Income attributable to the non-controlling interest	0	35	35
Ending balance, March 31, 2015	0	(41,954)	(41,954)

	Three Months Ended March 31, 2014 (in thousands)
	Unrealized Gains and (Losses) on Available- for- Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2013	55	(494)	(439)
Current period Other Comprehensive Income (Loss) activity before reclassifications	16	(3,722)	(3,706)
Net current-period Other Comprehensive Income (Loss)	16	(3,722)	(3,706)
Ending balance, March 31, 2014	71	(4,216)	(4,145)

(b) Reclassifications out of Accumulated Other Comprehensive Loss

For the three months ended March 31, 2015 and 2014, there were no reclassifications out of Accumulated Other Comprehensive Loss.

13. Stock-Based Compensation

The Company has one stock option plan and one phantom stock option plan that provide for the issuance of options and “phantom stock options” respectively, to key employees and directors of the Company at the fair market value at the time of grant. Options and phantom options granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a non-employee director, or ordinarily within one month following termination of employment. In no event may options or phantom options be exercised more than ten years after date of grant. Phantom options convey the right to the grantee to receive a cash payment once exercisable, equal to the positive difference between the exercise price on the date of the grant less the fair market value of the stock on the date of the exercise.

Under the Company’s 2009 Restricted Stock Plan, the Company’s Board of Directors may grant restricted stock and restricted stock units to officers, employees and non-employee directors. Currently restricted stock is awarded to non-employee directors and normally vests in one year.

In estimating the fair value of stock-based compensation, the Company uses the historical volatility of its shares based on seven year averages.

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was allocated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$12	$9
Research and development expense	9	7
Selling, general and administrative expense	100	79
	$121	$95

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits as a result of the net operating loss carry-forward position for United States income tax purposes.

Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares.

The following table displays stock option activity including the weighted average stock option prices for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	127,900	$13.86	8.2 yrs	$23,627
Granted	0	0
Exercised	0	0
Forfeited	0	0
Outstanding at March 31, 2015	127,900	$13.86	7.9 yrs	$27,772
Vested and exercisable at March 31, 2015	35,290	$15.76	7.0 yrs	$0

The aggregate intrinsic value as of a particular date is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period.

During the three months ended March 31, 2015 and 2014, the aggregate intrinsic value of options exercised under the Company’s stock option plan was zero for both periods, determined as of the date of option exercise.

As of March 31, 2015, total unrecognized stock-based compensation cost related to unvested stock options was $0.6 million, expected to be recognized over a weighted-average period of 3.2 years.  As of December 31, 2014, total unrecognized stock-based compensation cost related to unvested stock options was $0.7 million, expected to be recognized over a weighted-average period of 3.5 years.

Phantom Stock Options

The following table displays stock option activity including the weighted average phantom stock option prices for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2014	145,000	$14.11	8.0 yrs
Granted	0	0
Exercised	0	0
Forfeited	11,875	14.86
Outstanding at March 31, 2015	133,125	$14.04	7.8 yrs
Vested and exercisable at March 31, 2015	41,250	$15.79	6.9 yrs

The Company’s cash-settled phantom stock options are accounted for as liability awards and are re-measured at fair value each reporting period.  Compensation expense is recognized over the requisite service period and is equal to the fair value less the exercise price of the stock.  If the fair value is below the exercise price, no expense is recognized.

The phantom options have been accounted for as a liability within the Condensed Consolidated Financial Statements based on the closing price of the Company’s stock price at the reporting period end.  As of March 31, 2015 and December 31, 2014, total liability related to phantom options was $5 thousand and $3 thousand, respectively.

Restricted Stock

A summary of unvested restricted stock awards as of March 31, 2015 and changes during the three month period then ended are presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	29,162	$10.75
Granted to continuing non-employee directors	0	0
Vested	0	0
Forfeited	0	0
Unvested at March 31, 2015	29,162	$10.75

As of March 31, 2015, total unrecognized stock-based compensation cost related to unvested restricted stock was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.6 year. As of December 31, 2014, total unrecognized stock-based compensation cost related to unvested restricted stock was approximately $0.1 million, expected to be recognized over a weighted-average period of approximately 0.6 year.

14. Loss Per Share

The following table sets forth the computation of unaudited basic and diluted loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss attributable to Fuel Systems Solutions, Inc.	$(11,870)	$(2,006)
Denominator:

	Three Months Ended March 31,
	2015	2014
Denominator for basic earnings per share—weighted average number of shares	19,194,976	20,096,010
Effect of dilutive securities:
Employee stock options	0	0
Unvested restricted stock	0	0
Dilutive potential common shares	19,194,976	20,096,010
Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.62)	$(0.10)
Diluted	$(0.62)	$(0.10)

The following table represents the numbers of anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
Anti-dilutive instruments excluded from computation of diluted net income per share:
Options	88,264	97,890
Restricted stock	1,493	11,380

15. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 representing related party transactions with the Company:

	As of
	March 31, 2015	December 31, 2014
Current Receivables with related parties:
Bianco SPA (a)	$259	$266
Ningbo Topclean Mechanical Technology Co. Ltd. (b)	69	131
Others (c)	9	0
Current Receivables with JVs and related partners:
PDVSA Industrial S.A. (d)	3,887	4,697
Ideas & Motion S.r.L. (e)	1	0
	$4,225	$5,094
Current Payables with related parties:
Europlast S.r.L. (f)	902	901
TCN S.r.L. (g)	505	724
TCN Vd S.r.L. (h)	638	787
A.R.S. Elettromeccanica (i)	182	200
Erretre S.r.L. (j)	16	14
Grosso, de Rienzo, Riscossa, Di Toro e Associati (k)	0	101
Others (c)	43	9
Current Payable with JVs and related partners:
Ideas & Motion S.r.L. (e)	0	8
	$2,286	$2,744

(a)	Bianco S.p.A. is 100% owned by TCN S.r.L. (see note (g) below).
(b)	Ningbo Topclean Mechanical Technology Co. Ltd. is 100% owned by MTM Hydro S.r.L. (see note (c) below).
(c)

Includes Biemmedue S.p.A. (100% owned by the Company’s Chief Executive Officer along with his brother, Pier Antonio Costamagna, who retired as an executive officer of the Company and as General Manager of MTM S.r.L., effective February 5, 2014), MTM Hydro S.r.L. (46% owned by the Company’s Chief Executive Officer along with his brother, Pier Antonio Costamagna), and Immobiliare IV Marzo (40% owned directly and indirectly by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna, and one employee of the Company).

(d)	PDVSA Industrial S.A. (“PDVSA”) is a 70% owner of a joint venture, Sistemas De Conversion Del Alba, S.A. (“SICODA”) with the remaining 30% owned by the Company.
(e)	Ideas & Motion S.r.L. is an Italian consulting and services company in which the Company owns an equity ownership interest of 16.67%.
(f)	Europlast S.r.L. is 90% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna and one immediate family member.
(g)	TCN S.r.L. is 30% owned by Mariano Costamagna, the Company’s Chief Executive Officer, along with his brother, Pier Antonio Costamagna.
(h)	TCN Vd S.r.L. is 90% owned by TCN S.r.L. (see note (g) above) as well as 3% by the Company’s Chief Executive Officer, along with his brother, Pier Antonio Costamagna.
(i)	A.R.S. Elettromeccanica is 100% owned by Biemmedue S.p.A. (see note (c) above).
(j)	Erretre S.r.L. is 85% owned by the Company’s Chief Executive Officer’s immediate family and one employee of the Company.
(k)	One director of the Company is a partner of the law firm Grosso, de Rienzo, Riscossa, Di Toro e Associati.

The following table sets forth amounts (services and goods) purchased from and sold to related parties (in thousands).

                                                                                    Three Months Ended March 31,

	2015		2014
	Purchases	Sales	Purchases	Sales
Related Party Company:
Europlast S.r.L.	$669	$0	$977	$1
TCN S.r.L	377	0	825	0
TCN Vd S.r.L	633	0	506	0
A.R.S. Elettromeccanica	265	0	353	0
Ningbo Topclean Mechanical Technology	355	0	344	0
Bianco Spa	0	226	27	190
Erretre S.r.L.	34	0	51	0
Grosso, de Rienzo, Riscossa, Di Toro e Associati	0	0	114	0
Others	37	17	84	11
JVs and related partners:
PDVSA Industrial S.A.	0	342	0	0
Ideas & Motions S.r.L	0	23	34	0
	$2,370	$608	$3,315	$202

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna (former executive officer of the Company and General Manager of MTM) and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon appraisals. These lease agreements begin to expire in 2015, with the last agreement ending in 2020. The Company made payments to IMCOS Due S.r.L. of $0.6 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. In April 2014, IMCOS Due S.r.L. purchased two properties from a third party, which are currently being leased by the Company. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company made payments to Immobiliare 4 Marzo S.a.s. of $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The terms of these leases reflect the fair market value of such properties based upon appraisals.

The Company entered into an agreement to develop the basic and detailed engineering and outfit the facility for the installation of an integrated production plant for natural gas vehicles for PDVSA in Venezuela. The Company accounts for this project under the completed contract method. As of March 31, 2015 the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $6.6 million and $6.7 million, respectively. As of December 31, 2014 the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totaled approximately $6.6 million and $6.8 million, respectively. At March 31, 2015 and December 31, 2014, an advance payment from PDVSA of $0.8 million and $0.8 million, respectively, is included in accrued expenses.

16. Commitments and Contingencies

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

The Company was party to claims for wages brought by former Delayed Original Equipment Manufacturers temporary employees. At December 31, 2011, the Company had accrued $2.4 million in relation to such claims. During 2012, the Company settled claims for an amount equal to approximately $1.5 million, while reversing excess accruals for approximately $0.9 million. During the fourth quarter of 2013, the Company accrued approximately $0.4 million for additional claims. During the year ended December 31, 2014 the Company settled claims for approximately $0.4 million and accrued and settled approximately $0.2 million for additional claims. As of March 31, 2015 the Company had no amounts accrued for additional claims.

Due to changes in the economic environment, and ensuing updated business strategies, during the year ended December 31, 2014, the Company started a rationalization of its operations. The Company incurred costs associated with work force reduction, as well as the closing of facilities, recorded within selling, general, and administrative expenses on the Company’s Condensed Consolidated Statement of Operations.

The following tables represent the roll-forward of the accrued employee severance liability as of March 31, 2015 and December 31, 2014 (included in the caption “Accrued payroll obligations” in the first table of Note 8 – Accrued Expenses), as well as a detail of the costs accrued for rationalization of operations for the three months ended March 31, 2015 and March 31, 2014:

	March 31, 2015			December 31, 2014
Accrued Employee Severance (amounts in thousands):	FSS Industrial (1)	FSS Automotive (1)	Total	FSS Industrial	FSS Automotive	Total

Balance at beginning of period	$81	$48	$129	$0	$0	$0
Expenses (2)	100	557	657	631	2,978	3,609
Payments	(76)	(179)	(255)	(550)	(2,930)	(3,480)
Effect of foreign currency translation	0	(20)	(20)	0	(0)	(0)
Balance at end of period	$105	406	$511	$81	$48	$129

___________

(1)	The total expected costs to be incurred in relation with the rationalization of operations in 2015 are in the range of approximately $3.5 million to $4.5 million.
(2)	Total expenses for the three months ended March 31, 2015 for FSS Automotive are net of an adjustment to severance of approximately $39 thousand in relation with settlement at advantageous conditions.

	March 31, 2015			March 31, 2014
Total Restructuring Costs (amounts in thousands):	FSS Industrial	FSS Automotive	Total	FSS Industrial	FSS Automotive	Total

Employee Severance	$100	$557	$657	$0	$466	$466
Long-lived assets write-off	0	224	224	0	0	0
Total Restructuring Costs	$100	$781	$881	$0	$466	$466

17. Business Segment Information

Business Segments. FSS Industrial consists of the Company’s industrial mobile and stationary equipment and auxiliary power unit (APU), and the Company’s heavy duty commercial transportation operations. FSS Automotive consists of the Company’s passenger and light duty commercial transportation, (automotive OEM and aftermarket), and transportation infrastructure operations (compressors).

Corporate expenses consist of general and administrative expenses at the Fuel Systems corporate level. Intercompany sales between FSS Industrial and FSS Automotive have been eliminated in the results reported.

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies contained in the Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended March 31,
Revenue:	2015	2014
FSS Industrial	$22,751	$26,931
FSS Automotive	40,541	54,365
Total	$63,292	$81,296

	Three Months Ended March 31,
Operating Income (Loss):	2015	2014
FSS Industrial	$2,092	$1,893
FSS Automotive	(2,911)	(2,279)
Corporate Expenses	(3,633)	(1,896)
Total	$(4,452)	$(2,282)

	As of
Total Assets:	March 31, 2015	December 31, 2014
FSS Industrial	$123,364	$126,620
FSS Automotive	176,040	211,788
Corporate (1)	162,589	175,980
Eliminations	(187,854)	(190,147)
Total	$274,139	$324,241

(1)	Represents primarily investments in subsidiaries, which eliminate in consolidation.

18. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three months ended March 31, 2015 and 2014, no customers represented more than 10.0% of consolidated sales.

Accounts Receivable

At March 31, 2015 and December 31, 2014, no customer represented more than 10.0% of consolidated accounts receivable.

19. Subsequent Events

On April 30, 2015, the Company renewed its $20.0 million unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) that had expired on the same day. Upon renewal, the maximum aggregate principal amount of loans outstanding at any time under this credit facility was increased to $30.0 million and the new maturity date for the agreement is April 29, 2016.

On April 24, 2015, Mariano Costamagna agreed with the Company that, by December 31, 2015 (the “Retirement Date”), he would retire and resign as the Chief Executive Officer of the Company and relinquish all executive authority with regard to the Company’s wholly-owned subsidiary, MTM S.r.L. (“MTM”).  In connection with his retirement, Mr. Costamagna entered into a Retirement Agreement (the “Retirement Agreement”) with the Company and MTM.  Under the Retirement Agreement, in addition to his compensation until the Retirement Date, Mr. Costamagna is entitled to (i) an award of 100,000 shares of Company restricted stock or restricted stock units issued on April 24, 2015, which will vest, subject to compliance with confidentiality, non-solicitation and non-competition provisions in the Retirement Agreement, on December 31, 2016, and (ii) a lump sum cash payment of €450,000 payable on the Retirement Date.  Mr. Costamagna will continue as a director of MTM and the Company after the Retirement Date.  Mr.

Costamagna is also subject to certain customary confidentiality, non-solicitation and non-competition restrictions set forth in the Retirement Agreement.

Effective April 27, 2015, the Board appointed Andrea Alghisi to serve as interim Chief Operating Officer of the Company.   Mr. Alghisi will be responsible for oversight of operations of the Company and its subsidiaries, as well as taking a leadership role in implementing the restructuring plan adopted by the Board.  On April 24, 2015, the Company entered into an Agreement for the Provision of Interim Management Services (the “APS Agreement”) with AP Services, LLC (“APS”), an affiliate of AlixPartners, LLP, pursuant to which Mr. Alghisi will serve, effective April 27, 2015, as interim Chief Operating Officer of the Company, reporting to the Board, and assist with the Company’s restructuring program.  The Company will pay APS a flat monthly rate of €125,000, plus VAT, for the engagement as compensation for Mr. Alghisi’s services as interim Chief Operating Officer as well as related APS staffing resources, and will pay APS a fixed amount of 15% of the total fees charged in lieu of the Company reimbursing for out-of-pocket expenses incurred in connection with the engagement.  The APS Agreement also provides for indemnification and limitations of liability for APS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, references to “Fuel Systems” or the “Company” and to first-person pronouns, such as “we”, “our” and “us”, refer to Fuel Systems Solutions, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Fuel Systems’ Annual Report on Form 10-K for the year ended December 31, 2014.

The Company’s business is subject to seasonal influences. Therefore, operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year.

Forward-looking Statements

This Quarterly Report on Form 10-Q, both in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows and elsewhere, contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-Q. These statements are not historical facts, but instead involve known and unknown risks, uncertainties and other factors that may cause our or our company’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward looking statements. Statements in this Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Words such as: “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seeks,” “on-going” or the negative of these terms or other comparable terminology often identify forward-looking statements, although not all forward-looking statements contain these words. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and beliefs concerning future business conditions, our results of operations, financial position and our business outlook, or state other “forward-looking” information based on currently available information. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, the unpredictable nature of the developing alternative fuel U.S. automotive market, customer dissatisfaction with our products or services, the inability to deliver our products on schedule, a further slowing of economic activity, our ability to maintain customer program relationships, potential changes in tax policies and government incentives and their effect on the economic benefits of our products to consumers, the continued weakness in financial and credit markets, the growth of non-gaseous alternative fuel products and other new technologies, the price differential between alternative gaseous fuels and gasoline, and the repeal or implementation of government regulations relating to reducing vehicle emissions, economic uncertainties caused by political instability in certain of the markets we do business in, the impact of the Argentinean debt crisis on our business, our ability to realign costs with current market conditions, as well as the risks and uncertainties included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and our other periodic reports filed with the SEC. These forward-looking statements are not guarantees of future performance. We cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not place undue reliance on these forward looking statements. The forward-looking statements made in this Form 10-Q relate to events and state our beliefs, intent and our view of future events only as of the date of the filing of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

We offer an array of components, systems and fully integrated solutions for our customers, including:

•	fuel delivery—pressure regulators, fuel injectors, flow control valves and other components designed to control the pressure, flow and/or metering of gaseous fuels;
•	electronic controls—solid-state components and proprietary software that monitor and optimize fuel pressure and flow to meet manufacturers’ engine requirements;
•	gaseous fueled internal combustion engines—engines manufactured by Original Equipment Manufacturers (“OEMs”) that are integrated with our fuel delivery and electronic controls;
•	systems integration—systems integration support to integrate the gaseous fuel storage, fuel delivery and /or electronic control components and sub-systems to meet OEM and aftermarket requirements;
•	auxiliary power systems—fully integrated auxiliary power systems for truck and diesel locomotives; and
•	natural gas compressors—natural gas compressors and refueling systems for light and heavy duty refueling applications.

Manufacturers of industrial mobile equipment and stationary engines are among the most active customers for our industrial products. Users of small and large industrial engines capitalize on the lower cost and pollutant benefits of using alternative fuels. For example, forklift and other industrial equipment users often use our products to operate equipment indoors resulting in lower toxic emissions. The wide availability of gaseous fuels in world markets combined with their lower emissions and cost compared to gasoline and diesel fuels is driving growth in the global alternative fuel industry. Automobile manufacturers, network of aftermarket dealers and installers, taxi companies, transit and shuttle bus companies, and delivery fleets are among the most active customers for our transportation products where our largest markets are currently outside the United States.

Our US automotive business has the capabilities necessary to be a leader in this market. We believe Fuel Systems is positioned to compete in the dedicated and bi-fuel natural gas vehicle (“NGV”) OEM market emerging in the United States. We maintain certain key technology and industry relationships to further our North American OEM and fleet market strategy. Our vehicle modification and systems integration capabilities for a variety of alternative fuel applications, Compressed Natural Gas (“CNG”), and propane present us with a unique advantage in the market. While we have limited visibility with respect to the evolving US automotive market, we continue to believe fleet vehicles may offer attractive opportunities for our gaseous fuel solutions in the U.S. We have a full suite of automotive capabilities, including U.S. Environmental Protection Agency (“EPA”) certified product lines, a California Air Resources Board (“CARB”) certified product line and in-house OEM systems engineering platform, enhancing our ability to leverage our existing relationship with fleet customers and other manufacturers as they roll out CNG and Liquefied Petroleum Gas (“LPG”) versions of key fleet vehicles in North America.

For the three months ended March 31, 2015 revenue decreased approximately $18.0 million or 22.1%, operating loss increased approximately $2.2 million, and basic and diluted earnings per share (“EPS”) went from a loss of $(0.10) in the prior year period, to a loss of $(0.62) in the current period. These results were driven primarily by the weakening of local currencies compared to the US dollar, which negatively impacted our revenue at both our FSS Automotive and FSS Industrial segments by approximately $8.1 million and $1.3 million, respectively, the effect of economic uncertainty in the European market, as well as by lower oil prices resulting in a disincentive for conversions that affect our FSS Automotive operations. Lower sales at our FSS Automotive operations were also attributable to the year-over-year contraction of the aftermarket business in Europe, particularly in Italy, as well as slowdowns experienced in certain Latin American markets, in connection with the overall economic climate in some regions. Furthermore, our FSS Automotive segment was affected by declining Delayed Original Equipment Manufacturers (“DOEM”) and OEM sales in most geographic areas but especially in North America and in Europe, as a result of increased competitive pressure and customers’ reassessment of inventory strategies. Additionally, we experienced lower compressors sales, primarily in connection with political turmoil in some key markets in the middle-east and Eastern Europe, and also due to changes in product mix to smaller compressors. Lower sales at our FSS Industrial segment for most of our industrial products were primarily the result of increased competition, which resulted in some customers ending some programs, as well as continued political unrest in some Asian markets, which were partially offset by higher sales of Auxiliary Power Units (“APU”) in North America. In addition, in the three months ended March 31, 2015, we recorded a valuation allowance of approximately $7.8 million for deferred tax assets that may not be realized in the future. This allowance has been recorded as a result of increase automotive market weakness and the expected impact of related restructuring activities, in addition to increased costs for the previously announced management changes.

The aforementioned changes and the ensuing lower revenue negatively affected our operating income, which was also further negatively impacted by work force reduction and facilities closing related write-offs of approximately $0.9 million incurred during the three months ended March 31, 2015 in connection with rationalization of activities (See Note 16 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

We continue to expect significant pressure on revenues in the near term due to the combined effect of increased competitive pressure in both our Automotive and Industrial segments, the effects of economic uncertainty in the European market, the influence of lower oil prices, as well as the strengthening of the US dollar. As a result, we remain focused on implementing a series of restructuring steps to increase operating efficiencies and size our manufacturing footprint to our current revenue base.

In connection with the work force reduction and facility closing initiatives completed in 2014, as well as those started in 2015, we are expecting cost savings in 2015 in a range of approximately $5.3 million to $6.3 million. Additionally, we are exploring additional rationalizations of activities to take place over the next three years.   While final determinations of all specific actions have not yet been finalized, the majority of our actions will take place in foreign locations. As a result, the future benefits and costs we will recognize associated with these actions will be impacted by fluctuations in the euro. While there have been no changes in the specific actions previously disclosed, we currently believe we can realize, over three years, benefits totaling approximately $23.0 million less costs of approximately $9.0 million based upon current euro levels.  Based upon the current timing of these initiatives, we continue to anticipate a net increase in expenses in 2015, with the majority of benefits to be realized beginning in 2016. After the initial three year period, we expect to enjoy annualized benefits of approximately $23.0 million.

Net cash used in operations was approximately $10.9 million for the three months ended March 31, 2015. Our net cash position of $64.6 million, including marketable securities and debt (excluding Deferred Compensation Plan assets and Restricted Cash), provides us with the adequate capital for working capital and general corporate purposes, which may include expansion of our business, and financing of future acquisitions of companies or assets.

     Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that we have considered relevant circumstances that we may be currently subject to and the financial statements accurately reflect our estimate of the results of our operations, financial condition and cash flows for the periods presented. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes, subsequent to December 31, 2014, to information previously disclosed in our Annual Report on Form 10-K with respect to our critical accounting policies.

Results of Operations

FSS Industrial consists of the Company’s industrial mobile and stationary equipment and auxiliary power unit (APU), and the Company’s heavy duty commercial transportation operations. FSS Automotive consists of the Company’s passenger and light duty commercial transportation, (automotive OEM and aftermarket), and transportation infrastructure operations (compressors).

Results of Operations – Three Months Ended March 31, 2015

(Amounts in tables in thousands, except percentages)

REVENUES

	Three Months Ended March 31,		Change	Percent Change
	2015	2014
FSS Industrial	$22,751	$26,931	$(4,180)	(15.5)%
FSS Automotive	40,541	54,365	(13,824)	(25.4)%
Total Revenues	$63,292	$81,296	$(18,004)	(22.1)%

FSS Industrial. The decrease in revenue is primarily attributable to lower sales of mobile equipment and stationary products (both in North America and in Europe) of approximately $4.6 million, lower heavy duty business in Asia of approximately $0.8 million, as well as decreased sales of our components of approximately $0.5 million, primarily in Europe. These decreases were partially offset by higher sales of auxiliary power units of approximately $1.7 million, primarily in North America. Overall, our industrial business continues to be affected by increased competition, while our heavy duty business remains negatively impacted by political unrest in Thailand. We expect the pressure on revenue attributable to increased competition to continue in the near term.  Included in the results discussed above is the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $1.3 million for the three months ended March 31, 2015.

FSS Automotive. The decrease in revenue is primarily attributable to the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $8.1 million for the three months ended March 31, 2015. On a constant currency basis, aftermarket sales showed a decrease of approximately $2.9 million in most geographic areas, but primarily in Europe and in Latin America, despite an increase in aftermarket sales in the US. The aftermarket business continues to be negatively affected by the overall economic climate in the affected regions, where lower oil prices discourage conversions. Notwithstanding the increased competitive pressure, our aftermarket market share has consistently increased over the past few months, primarily in Italy. DOEM sales in constant currency experienced a net decrease of approximately $2.6 million, primarily in connection with lower volumes in the North American markets as well as in Europe, as customers reassess their inventory strategies. Compressors sales in constant currency decreased by approximately $0.7 million compared to the prior comparable period, primarily driven by political instability in key markets in the Middle East and Eastern Europe. OEM sales overall showed a contraction in constant currency of approximately $0.2 million in most geographic areas, despite an increase of approximately $0.9 million in Latin America. The OEM decline is the combined effect of competitive pressure, as well as weak economic environments resulting in lower OEM projects.

	Three Months Ended
	March 31,			Percent
	2015	2014	Change	Change
North America:
United States	$20,166	$21,713	$(1,547)	(7)%
Canada	827	710	117	17%
Europe:
Italy	11,340	13,775	(2,435)	(18)%
All other	13,680	22,080	(8,400)	(38)%
Asia & Pacific Rim	8,575	9,637	(1,062)	(11)%
Latin America	8,704	13,381	(4,677)	(35)%
Total Revenues	$63,292	$81,296	$(18,004)	(22)%

Included in the results discussed above is the net negative impact of the changes of local currencies compared to the US Dollar, which negatively impacted revenue by approximately $9.3 million. All geographic locations experienced decreases in revenue when compared to the prior period, primarily in relation to lower aftermarket sales, DOEM, OEM, and industrial product sales (the small increase in Canada refers to the APU sales).

COST OF REVENUE

	Three Months Ended March 31,		Change	Percent Change
	2015	2014
FSS Industrial	$15,721	$19,906	$(4,185)	(21.0)%
FSS Automotive	33,047	43,989	(10,942)	(24.9)%
Total Cost of Revenues	$48,768	$63,895	$(15,127)	(23.7)%

FSS Industrial. The decrease in cost of revenue is primarily attributable to lower material costs of approximately $3.7 million, as well as lower compensation and outside service expenses of approximately $0.3 million, both associated with lower volumes and the effect of headcount reduction initiatives when compared to the prior period. While gross profit decreased in dollar terms due to the effect of lower volumes, the gross margin percentage for the three months period ended March 31, 2015 increased compared to the prior period due to the positive effect associated with shifts in product and geographic mixes. Included in the results discussed above is the weakening of local currencies compared to the US dollar, which positively impacted cost of revenue by approximately $1.4 million for the three months ended March 31, 2015.

FSS Automotive. The decrease in cost of revenue is primarily attributable to the weakening of local currencies compared to the US dollar, which positively impacted cost of revenue by approximately $6.5 million for the three months ended March 31, 2015. On a constant currency basis, the decrease in cost of revenue is primarily attributable to lower material costs of approximately $3.7 million, lower inventory write-offs and warranty expenses of approximately $0.4 million and $0.3 million, respectively, as well as lower compensation and related expense of approximately $0.2 million in relation with reduced headcount compared to the prior period, which were all partially offset by higher outside service expenses of approximately $0.3 million.

RESEARCH & DEVELOPMENT

	Three Months Ended March 31,		Change	Percent Change
	2015	2014
FSS Industrial	$1,787	$1,985	$(198)	(10.0)%
FSS Automotive	3,476	4,404	(928)	(21.1)%
Total Research and Development	$5,263	$6,389	$(1,126)	(17.6)%

FSS Industrial. Research and development expense remained relatively flat, with the decrease primarily attributable to lower compensation, associated with lower headcount, for approximately $0.1 million, as well as lower outside services expenses in connection with higher testing activity in the prior period for approximately $0.1 million. While we remain committed to invest in research and development projects in order to enhance our current product offerings to better meet our clients’ needs and explore new solutions and alternatives, we also remain focused on rationalizing expenditures and accurately managing our costs.

FSS Automotive. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted research and development expense by approximately $0.6 million for the three months ended March 31, 2015. On a constant currency basis, research and development expenses remained relatively flat, showing a decrease of approximately $0.1 million primarily attributable to lower outside service expenses. We remain focused on rationalizing costs, while continuing to work on advancing our existing products lines and solutions, and motivated to develop different projects for possible new product offerings.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended March 31,		Change	Percent Change
	2015	2014
FSS Industrial	$3,151	$3,146	$5	(0.2)%
FSS Automotive	6,929	8,251	(1,322)	(16.0)%
Corporate	3,633	1,897	1,736	91.5%
Total Selling, General & Administrative	$13,713	$13,294	$419	3.2%

FSS Industrial. Selling, general and administrative expenses remained flat: a decrease of less than $0.2 million in compensation and related expense in connection with decreased headcount when compared to the prior period, was offset by an increase of approximately $0.2 million in outside services expenses. We continue to remain focused on streamlining our operations and accurately managing and rationalizing our costs.

FSS Automotive. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted selling, general and administrative expenses by approximately $1.2 million for the three months ended March 31, 2015. On a constant currency basis, selling, general and administrative expenses increased by approximately $0.2 million. This increase is represented primarily by an increase in constant currency of approximately $0.2 million in connection with higher severance in the current period for work-force reduction initiatives in Italy, as well as an increase of approximately $0.2 million related to the write-off of long-lived assets in connection with rationalization of activities in South America, which were partially offset by a decrease in constant currency of approximately $0.2 million in outside services compared to the prior period.

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

OPERATING LOSS

	Three Months Ended March 31,		Change	Percent Change
	2015	2014
FSS Industrial	$2,092	$1,893	$199	10.5%
FSS Automotive	(2,911)	(2,279)	(632)	(27.7)%
Corporate Expenses	(3,633)	(1,896)	(1,737)	(91.5)%
Total Operating Income	$(4,452)	$(2,282)	$(2,170)	(95.1)%

Operating loss for the three months ended March 31, 2015 increased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense), net includes foreign exchange gains and losses between various other assets and liabilities to be settled in other currencies. For the three months ended March 31, 2015 we recognized approximately $0.9 million in net gains on foreign exchange, primarily due to the strengthening of the US dollar, compared to approximately $0.4 million in net gains on foreign exchange for the three months ended March 31, 2014. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Provision for Income Taxes.

Income tax expense for the three months ended March 31, 2015 and 2014 was approximately $8.4 million and $0.3 million, respectively, representing an effective tax rate of 240.2% and 14.9%, respectively. The change in the effective tax rate is primarily a result of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no tax benefit has been recorded. Income tax expense for the three months ended March 31, 2015 was impacted by approximately $7.8 million related to an increase in our valuation allowance on deferred tax assets, as we have determined that it is more likely than not that the deferred tax assets of our subsidiaries in Italy will not be realized in the current year for reasons previously discussed. In addition to the valuation allowance recorded in connection with the deferred tax assets in Italy in the current quarter, a full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the three months ended March 31, 2015 and 2014, we incurred a pre-tax loss of approximately $5.0 million and $2.3 million, respectively, in the loss jurisdictions. Accordingly, for the three months ended March 31, 2015 and 2014, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

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

On November 3, 2014, our Board of Directors approved a share repurchase program for up to $25.0 million of our common stock. The program is expected to continue for up to one year. Purchases under the repurchase program may be made from time to time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. Shares are repurchased at prevailing market prices based on market conditions and other factors.  As of March 31, 2015, 1,347,755 shares were repurchased under this program. Total shares repurchased under the above-mentioned approved program through May 1, 2015 equal 1,424,814.

We earn a significant amount of our operating results outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions; however, we had accrued (as a reduction to net operating loss carry-forwards) residual U.S. taxes on approximately $30.0 million of earnings not considered to be indefinitely reinvested. Following repatriation of earnings in 2014 and 2013 of $26.3 million and $3.3 million, respectively, we currently have accrued residual U.S. taxes on approximately $0.3 million of earnings not considered to be indefinitely reinvested.  This amount was deemed to be a constructive dividend creating taxable income for US income tax purposes; upon distribution of earnings in the form of dividend, or otherwise, in excess of these amounts, we may be subject to US income taxes. In addition, we would be subject to withholding taxes payable to various foreign countries. As of March 31, 2015 we had approximately $35.3 million of cash and marketable securities held in accounts outside the U.S., primarily in Europe. We currently intend to repatriate a portion of these funds; however, we do not intend nor foresee the need to repatriate funds in excess of the $0.3 million of earnings not considered to be indefinitely reinvested. We expect existing cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months.

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses, we could elect to repatriate future earnings from foreign jurisdictions. This could result in higher effective tax rates. We have the ability to borrow funds domestically at reasonable interest rates. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information that could impact our liquidity and capital resources.

Our ratio of current assets to current liabilities was approximately 3:1 at both March 31, 2015 and December 31, 2014. At March 31, 2015, our total working capital decreased by approximately $30.5 million, to $143.8 million from $174.3 million at December 31, 2014. This decrease is primarily due to the following: (1) a decrease of approximately $27.4 million in cash and cash equivalents, primarily attributable to the net effect of our operating and financing activities (share repurchase program effect of approximately $10.9 million); (2) a decrease of approximately $7.2 million in current deferred tax assets, net primarily attributable to an increase in our valuation allowance as we deemed more likely than not that the deferred tax assets of our subsidiaries in Italy will not be realized in the foreseeable future; (3) a net decrease of approximately $4.3 million in accounts receivable attributable to our FSS Automotive operations as a result of both lower sales and the effect of the strengthening of the US dollar against local currencies; and (4) a net decrease of approximately $3.2 million in inventory attributable to our FSS Automotive in relation with the strengthening of the US dollar against local currencies, which were all partially offset by: (a) a net decrease of approximately $8.1 million in accounts payable attributable to our FSS Automotive operations in relation with both higher activity in the prior period and the strengthening of the US dollar against local currencies, (b) a decrease of approximately $2.9 million in accrued expenses attributable largely to our FSS Automotive operations and primarily in relation with the strengthening of the US dollar against local currencies, and (c) an increase of approximately $1.0 million in short-term investments attributable to the effect of our investment activities in the period. Included in the net decrease commented above were approximately $8.0 million of net decreases attributable to changes in foreign currencies exchange rates.

The following table provides a summary of our operating, investing and financing activities as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(10,889)	$3,319
Investing activities	(2,477)	(3,561)
Financing activities	(10,941)	(17)
Effect on cash of changes in exchange rates	(3,050)	300
Net (decrease) increase in cash and cash equivalents	$(27,357)	$41

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

2015 compared to 2014. In 2015, our net cash flow used in operating activities was $10.9 million, a decrease of $14.2 million from the net cash flow provided by operating activities in the three months ended March 31, 2014. This decrease was primarily driven by the net effect of changes in net working capital and other balance sheet accounts. These changes include decreases in operating cash inflows associated with accounts receivable (primarily in relation with higher sales in the prior period), decreases in positive operating cash flows associated with accounts payable (primarily in relation with timing of payments), as well as decreases in operating cash flows associated with other current assets (primarily in relation with restricted cash to guarantee payments of supplies in Argentina).

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of property, plant and equipment (“PP&E”) expenditures, as well as investments.

In 2015, our PP&E additions were approximately $1.8 million, approximately 49% less than the prior period, primarily in relation with lower capital expenditures at our FSS Automotive operations. Additionally, during the three months ended March 31, 2015 time deposits of $5.0 million, which had previously been reimbursed upon expiration, were reinvested in similar instruments, together with an additional $1.0 million.

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

In 2015, our financing activities refer mostly to the repurchase of treasury shares of approximately $10.9 million in connection with the program approved by our Board of Directors on November 3, 2014.

In 2014, our financing activities refer mostly to payments of term loans and other loans.

Credit Agreements

Information about our credit agreements, borrowings, existing lines of credit, and covenants can be found in Note 10– Debt Payable, in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

We discuss new accounting standards which have been issued but not yet adopted, their required date of adoption and/or planned date to adopt, if earlier, and the anticipated impact that adoption of the standards are expected to have on our financial position and results of operations in Note 2– Recent Accounting Standards, in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three months ended March 31, 2015 by approximately $1.5 million. We seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries when necessary. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

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

Internal Control Over Financial Reporting

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The risk factors contained in that report could materially affect our business, financial position and results of operations. There are no material changes from the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we did not sell any equity securities not registered under the Securities Act of 1933, as amended.

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

During the first quarter of 2015 we repurchased 1,010,944 shares of our common stock at an average price paid per share of $10.82. Under the approved share repurchase program referenced above, the approximate value of the shares that may yet be repurchased as of March 31, 2015 equals approximately $10.7 million.

The following table provides information on purchases of our common shares outstanding made by us during the three months ended March 31, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (a)
01/01/2015 - 01/31/2015	358,325	$ 10.93	358,325	$ 17,682,135
02/01/2015 - 02/28/2015	205,442	$ 10.95	205,442	$ 15,432,545
03/01/2015 - 03/31/2015	447,177	$ 10.67	447,177	$ 10,661,166

Total as of March 31, 2015	1,010,944		1,010,944	$ 10,661,166

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

FUEL SYSTEMS SOLUTIONS, INC.
Date:	May 7, 2015	By:	/s/ PIETRO BERSANI
Pietro Bersani
Chief Financial Officer and a duly authorized officer