Form 10-Q
period 2015-06-30
Fuel Systems Solutions, Inc.
filed 2015-08-10
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2015:

18,093,562 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$48,583	$85,180
Accounts receivable, less allowance for doubtful accounts of $3,024 and $3,129 at June 30, 2015 and December 31, 2014, respectively	46,875	46,952
Inventories	72,782	80,001
Deferred tax assets, net	1,861	9,547
Other current assets	19,468	21,271
Short-term investments	7,615	6,614
Related party receivables	4,062	5,094
Total current assets	201,246	254,659
Equipment and leasehold improvements, net	43,588	48,937
Goodwill, net	7,116	7,363
Deferred tax assets, net	3,626	5,253
Intangible assets, net	5,691	6,964
Other assets	1,393	1,065
Total Assets	$262,660	$324,241
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,800	$39,918
Accrued expenses	33,284	33,446
Income taxes payable	642	445
Deferred tax liabilities, net	44	0
Term loans and debt	97	207
Related party payables	1,509	2,744
Total current liabilities	63,376	76,760
Other liabilities	9,732	9,745
Deferred tax liabilities, net	783	1,001
Total Liabilities	73,891	87,506
Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at June 30, 2015 and December 31, 2014	0	0
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,142,627 issued and 18,093,562 outstanding at June 30, 2015; and 20,114,427 issued and 19,769,617 outstanding at December 31, 2014	20	20
Additional paid-in capital	321,286	320,820
Shares held in treasury, 2,049,065 shares and 344,810 shares at June 30, 2015 and December 31, 2014, respectively	(20,801)	(3,692)
Accumulated Deficit	(72,020)	(54,151)
Accumulated other comprehensive loss	(39,843)	(26,403)
Total Fuel Systems Solutions, Inc. Equity	188,642	236,594
Non-controlling interest	127	141
Total Equity	188,769	236,735
Total Liabilities and Equity	$262,660	$324,241

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$67,185	$87,391	$130,478	$168,687
Cost of revenue	52,232	69,539	101,001	133,434
Gross profit	14,953	17,852	29,477	35,253
Operating expenses:
Research and development expense	5,552	7,118	10,815	13,505
Selling, general and administrative expense	14,668	14,300	28,381	27,597
Impairments	0	44,341	0	44,341
Total operating expenses	20,220	65,759	39,196	85,443
Operating loss	(5,267)	(47,907)	(9,719)	(50,190)
Other (expense) income, net	(109)	894	874	1,419
Interest income (expense), net	36	(27)	28	(14)
Loss from operations before income taxes and non-controlling interest	(5,340)	(47,040)	(8,817)	(48,785)
Income tax (expense) benefit	(695)	2,844	(9,046)	2,585
Net loss	(6,035)	(44,196)	(17,863)	(46,200)
Less: Net loss (income) attributable to non-controlling interest	37	6	(6)	4
Net loss attributable to Fuel Systems Solutions, Inc..	(5,998)	(44,190)	(17,869)	(46,196)
Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.32)	$(2.20)	$(0.95)	$(2.30)
Diluted	$(0.32)	$(2.20)	$(0.95)	$(2.30)
Number of shares used in per share calculation:
Basic	18,482,951	20,101,026	18,885,109	20,098,532
Diluted	18,482,951	20,101,026	18,885,109	20,098,532

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands); (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(6,035)	$(44,196)	$(17,863)	$(46,200)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,126	(1,522)	(13,460)	(5,238)
Unrealized gain (loss) on investments:
Unrealized holding gain arising during period	0	10	0	25
Foreign currency unrealized loss on investments during period	0	(97)	0	(110)
Other comprehensive income (loss), net of tax except for foreign currency items	2,126	(1,609)	(13,460)	(5,323)
Comprehensive loss	(3,909)	(45,805)	(31,323)	(51,523)
Less: net comprehensive loss (income) attributable to the non-controlling interest	22	4	14	(2)
Comprehensive loss attributable to Fuel Systems Solutions, Inc.	$(3,887)	$(45,801)	$(31,309)	$(51,525)

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands); (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(17,863)	$(46,200)
Less: Net (income) loss attributable to the non-controlling interest	(6)	4
Net loss attributable to Fuel Systems Solutions, Inc.	(17,869)	(46,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	4,662	5,501
Amortization of intangibles arising from acquisitions	911	1,252
Impairments	0	44,341
Provision for doubtful accounts	229	77
Write down of inventory	925	1,891
Other non-cash items	0	14
Deferred income taxes	8,170	(3,356)
Unrealized (gain) on foreign exchange transactions	(321)	(825)
Compensation expense related to equity awards	466	196
Loss on disposal of equipment and other assets	432	564
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(3,110)	4,044
Decrease (increase) in inventories	428	(2,978)
Decrease (increase) in other current assets	70	(5,764)
(Increase) decrease in other assets	(404)	724
Decrease in accounts payable	(9,093)	(261)
Increase in income taxes payable	204	84
Increase (decrease) in accrued expenses and long-term liabilities	2,805	(694)
Receivables from/payables to related party, net	(344)	(1,107)
Net cash used in operating activities	(11,839)	(2,493)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(4,159)	(6,041)
Redemption of investments at maturity	5,000	0
Purchase of investments	(6,000)	(3,000)
Other	387	121
Net cash used in investing activities	(4,772)	(8,920)
Cash flows from financing activities:
Payments on term loans and other loans	(92)	(107)
Increase in treasury shares (share repurchase program)	(17,109)	0
Other	0	19
Net cash used in financing activities	(17,201)	(88)
Net decrease in cash and cash equivalents	(33,812)	(11,501)
Effect of exchange rate changes on cash	(2,785)	189
Net decrease in cash and cash equivalents	(36,597)	(11,312)
Cash and cash equivalents at beginning of period	85,180	80,961
Cash and cash equivalents at end of period	$48,583	$69,649
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment in accounts payable	$111	$347

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2014 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended June 30, 2015 and 2014 are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2015, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

In connection with the preparation of the financial statements for the six months ended June 30, 2015, the Company determined there was an error in the balance sheet classification of the Company's accrued warranty obligation and deferred revenue in its previously reported balance sheets.  The Company has revised the December 31, 2014 balance sheet to correct for the classification of $1.9 million of accrued warranty obligation and $1.7 million of deferred revenue, respectively, within current liabilities to other liabilities.  The revision resulted in a decrease in current liabilities and an increase in non-current liabilities.  This revision is not considered material to the previously issued financial statements and does not impact previously reported consolidated results of operations or statements of cash flows.

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

In May 2014, the FASB issued a new accounting standard update providing additional guidance for revenue recognition in relation to contractual arrangements with customers.  The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In July 2015, the FASB finalized a deferral of this standard resulting in the standard being effective beginning in 2018, with early adoption permitted in the beginning of 2017.  This standard can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.

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

The Company maintained investments in trading securities in connection with its non-qualified Deferred Compensation Plan, whereby selected key employees and directors elected to defer a portion of their compensation each year. The Company’s investments associated with its Deferred Compensation Plan consisted of mutual funds that are publicly traded and for which inputs are directly or indirectly observable in the marketplace. These trading securities are reported at fair value, with unrealized gains and losses included in earnings. In addition, the Deferred Compensation liability includes the value of deferred shares of the Company’s common stock, which is publicly traded and for which current market prices are readily available. The fair market value of the investments in the Deferred Compensation Plan is included in short-term investments starting from the second quarter of 2014 (following termination of the plan, as discussed below), with the corresponding deferred compensation obligation included in accrued expenses on the Condensed Consolidated Balance Sheets. Changes in the fair value of the benefits payable to participants and investments are both recognized as components of compensation expense. The net impact of changes in fair value was not material. The Deferred Compensation Plan was terminated during the second quarter of 2014 with the funds distributed in July 2015.

Cash, cash equivalents, and marketable securities consist of the following (in thousands):

	As of
	June 30, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$36,771	$56,038
Money market funds	11,812	29,142
Total cash and cash equivalents	$48,583	$85,180
Investments:
Trading securities:
Deferred Compensation Plan assets	615	614
Other investments, held to maturity:
Time deposits (1) (2)	7,000	6,000
Total investments	$7,615	$6,614
Short term investments	$7,615	$6,614

Note (1): At June 30, 2015, this amount represents four Bank of America certificates of deposit (no interest if withdrawn before maturity): a $1 million certificate of deposit with a maturity date of September 25, 2015 and 0.34% interest rate; a $2 million certificate of deposit with a maturity date of October 13, 2015 and 0.34% interest rate; a $3 million certificate of deposit with a maturity date of October 19, 2015 and 0.34% interest rate; and a $1 million certificate of deposit with a maturity date of December 7, 2015 and 0.38% interest rate.

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

Unrealized gains and losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the three and six months ended June 30, 2015 and 2014 were less than $0.1 million in all periods.

At June 30, 2015, restricted cash included in other current assets was approximately $0.2 million. At June 30, 2015 and December 31, 2014, restricted cash included in other assets was approximately $0.4 million and $0.4 million, respectively.

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

The Company classifies its cash equivalents and marketable securities within Level 1 or Level 2. This is because the Company values its cash equivalents, available for sale and trading securities using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

	As of June 30 2015	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$11,812	$11,812	$0	$0
Trading securities:
Deferred Compensation Plan assets	615	0	615	0
Other investments, held to maturity:
Time deposits	7,000	0	7,000	0
Total	$19,427	$11,812	$7,615	$0

	As of December 31, 2014	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$29,142	$29,142	$0	$0
Trading securities:
Deferred Compensation Plan assets	614	0	614	0
Other investments, held to maturity:
Time deposits	6,000	0	6,000	0
Total	$35,756	$29,142	$6,614	$0

5. Inventories

Inventories, consisting of raw materials and parts, work-in-process, and finished goods are stated at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

Inventories are comprised of the following (in thousands):

	As of
	June 30, 2015	December 31, 2014
Raw materials and parts	$47,830	$48,221
Work-in-process	2,295	2,214
Finished goods	21,406	28,169
Inventory on consignment	1,251	1,397
Total inventories	$72,782	$80,001

6. Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	June 30, 2015	December 31, 2014
Dies, molds, and patterns	$5,859	$5,703
Machinery and equipment	59,774	62,635
Office furnishings and equipment	21,028	21,760
Automobiles and trucks	4,556	4,915
Leasehold improvements	18,671	19,925
Total equipment and leasehold improvements	109,888	114,938
Less: accumulated depreciation	(66,300)	(66,001)
Equipment and leasehold improvements, net of accumulated depreciation	$43,588	$48,937

Depreciation expense related to equipment and leasehold improvements was approximately $2.3 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation expense related to equipment and leasehold improvements was $4.7 million and $5.5 million for the six months ended June 30, 2015 and 2014, respectively.

7. Goodwill and Intangibles

The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2015 are as follows (in thousands):

	FSS Automotive	FSS Industrial	Total
Goodwill, gross	$48,089	$15,911	$64,000
Accumulated impairment losses	(44,384)	(12,253)	(56,637)
Net balance as of December 31, 2014	$3,705	$3,658	$7,363
Currency translation	(247)	0	(247)
Goodwill, gross	$47,553	$16,121	$63,674
Accumulated impairment losses	(44,095)	(12,463)	(56,558)
Net balance as of June 30, 2015	$3,458	$3,658	$7,116

At June 30, 2015 and December 31, 2014, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of June 30, 2015			As of December 31, 2014
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	4.5	$24,204	$(21,089)	$3,115	$25,534	$(21,836)	$3,698
Customer relationships	10.8	18,658	(17,020)	1,638	19,385	(17,330)	2,055
Trade name	4.2	4,097	(3,159)	938	4,432	(3,221)	1,211
Total		$46,959	$(41,268)	$5,691	$49,351	$(42,387)	$6,964

Amortization expense related to existing technology and customer relationships of $0.3 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and of $0.7 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.1 million and $0.1 million for three months ended June 30, 2015 and 2014, respectively, and of $0.2 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Six months ending December 31, 2015	$863
2016	1,419
2017	1,023
2018	864
2019	591
2020	434
Thereafter	497
$5,691

8. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

Changes in the Company’s product warranty liability during the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$5,363	$8,212	$6,424	$8,695
Provisions charged to costs and expenses	1,281	699	1,984	1,697
Settlements	(1,606)	(1,238)	(2,547)	(2,254)
Adjustments to pre-existing warranties	13	(251)	(369)	(567)
Effect of foreign currency translation	88	94	(353)	(55)
Balance at end of period	$5,139	$7,516	$5,139	$7,516

9. Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2015 was (13.0)% compared to an effective tax rate of 6.0% for the three months ended June 30, 2014. The Company’s effective tax rate for the six months ended June 30, 2015 was (102.6)% compared to an effective tax rate of 5.3% for the six months ended June 30, 2014.

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

For the three months ended June 30, 2015 and 2014 the Company incurred a pre-tax loss of approximately $8.0 million and $0.9 million, respectively, in the loss jurisdictions. For the six months ended June 30, 2015 and 2014, the Company incurred a pre-tax loss of approximately $13.0 million and $3.2 million, respectively, in the loss jurisdictions.

For the six months ended June 30, 2015, our effective tax rate was impacted by a tax expense of $7.8 million related to an increase in valuation allowance on deferred tax assets that existed as of the beginning of the year in Italy, as the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future. This conclusion was based on the weight of the available positive and negative evidence, including our expectation that the Company will reach the three year cumulative loss threshold in Italy (after adjustments required for tax purposes) in the current year.

The Company believes that the likelihood of recoverability of the net deferred tax assets in the loss jurisdictions is less than the “more likely than not” threshold, therefore, in addition to the valuation allowance recorded in connection with the deferred tax assets in Italy in the current year, a valuation allowance is maintained on the entire domestic and certain foreign jurisdictions deferred tax assets.

As of June 30, 2015, the Company had approximately $13.9 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the three and six months ended June 30, 2015. Although it is reasonably possible that our unrecognized tax benefits will change over the next 12 months, the Company does not anticipate such changes to have a significant impact on our income tax expense due to the valuation allowance position maintained in certain jurisdictions.

10. Debt Payable

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of June 30, 2015	June 30, 2015	December 31, 2014
(a) Revolving lines of credit—Italy and Argentina	$8,088	$0	$0
(b) Revolving line of credit—USA	30,000	0	0
(c) Other indebtedness	0	97	207
	$38,088	97	207
Less: current portion		97	207
Non-current portion		$0	$0

At June 30, 2015, the Company’s weighted average interest rate on outstanding debt was 1.1%. The Company is party to numerous credit agreements and other borrowings. All foreign currency denominated revolving lines of credit have been translated at the closing currency rate as of June 30, 2015. The fair value of the debt obligations approximated the recorded value as of June 30, 2015 and December 31, 2014 and represents a Level 3 measurement within the fair value hierarchy (see Note 4 – Fair Value Measurements).

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $2.3 million which is unsecured and $3.3 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.0% to 4.0% as of June 30, 2015. At June 30, 2015 and December 31, 2014, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.5 million. These lines are unsecured with no balance outstanding at June 30, 2015 and December 31, 2014. At June 30, 2015, the interest rates for the lines of credit in Argentina ranged from 4.5% to 30.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of June 30, 2015, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $30.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At June 30, 2015 and December 31, 2014, there were no balances outstanding. The maximum aggregate principal amount of loans available at any time was $20.0 million with a maturity date of April 30, 2015, which on April 30, 2015 was renewed to April 29, 2016 with a new aggregate principal amount of loans available at any time increased to $30.0 million. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135.0 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75.0 million. At June 30, 2015, the Company was in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving the Company’s foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 6.95%.

11. Equity

The following table summarizes the changes in equity for the six month period ended June 30, 2015 (in thousands, except for share amounts):

	Fuel Systems Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2014	19,769,617	$20	$320,820	$(3,692)	$(54,151)	$(26,403)	$141	$236,735
Net loss	0	0	0	0	(17,869)	0	6	(17,863)
Foreign currency translation adjustment	0	0	0	0	0	(13,440)	(20)	(13,460)
Issuance and vesting of stock options	0	0	102	0	0	0	0	102
Issuance and vesting of restricted stock, net of shares withheld for employee tax	28,200	0	364	0	0	0	0	364
Repurchase of common stock	(1,704,255)			(17,109)				(17,109)
Balance, June 30, 2015	18,093,562	$20	$321,286	$(20,801)	$(72,020)	$(39,843)	$127	$188,769

Shares Held in Treasury

As of June 30, 2015 and December 31, 2014, the Company had 2,049,065 shares and 344,810 shares, respectively, held in treasury with a value of approximately $20.8 million, and $3.7 million, respectively.

On November 3, 2014, the Company’s Board of Directors approved a share repurchase program for up to $25.0 million of the Company’s common stock.  As of June 30, 2015, the total number of shares repurchased under this program in the open market was 2,041,066, for a value of approximately $20.5 million, of which approximately $6.2 million and $17.1 were purchased in the three months and six months ended June 30, 2015, respectively.

The remainder of the treasury shares held by the Company at June 30, 2015 was equal to 7,999 shares, and includes 1,419 shares from the surrender of shares tendered in lieu of cash for the exercise of warrants, and 6,580 shares from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock, with a value of approximately $0.2 million.

The Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market, with such match discontinued in 2009. These shares are carried at cost and classified as a deduction of equity. As of June 30, 2015 and December 31, 2014, the Company included in treasury shares approximately $0.1 million for the deferred compensation plan.  The Deferred Compensation Plan was terminated during the second quarter of 2014 with the funds distributed in July 2015.

12. Changes and Reclassifications in Accumulated Other Comprehensive Loss by Component

(a) Changes in Accumulated Other Comprehensive Loss by Component (all amounts are net of tax, except foreign currency items)

	Three Months Ended June 30, 2015 (in thousands)
	Unrealized Gains and (Losses) on Available -for-Sale Securities	Foreign Currency Items	Total
Beginning balance, March 31, 2015	0	(41,954)	(41,954)
Current period Other Comprehensive Income activity before reclassifications	0	2,126	2,126
Net current-period Other Comprehensive Income		2,126	2,126
Net current-period Other Comprehensive Income attributable to the non-controlling interest	0	(15)	(15)
Ending balance, June 30, 2015	0	(39,843)	(39,843)

	Six Months Ended June 30, 2015 (in thousands)
	Unrealized Gains and (Losses) on Available -for-Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2014	0	(26,403)	(26,403)
Current period Other Comprehensive Loss activity before reclassifications	0	(13,460)	(13,460)
Net current-period Other Comprehensive Loss		(13,460)	(13,460)
Net current-period Other Comprehensive Income attributable to the non-controlling interest	0	20	20
Ending balance, June 30, 2015	0	(39,843)	(39,843)

	Three Months Ended June 30, 2014 (in thousands)
	Unrealized Gains and (Losses) on Available -for-Sale Securities	Foreign Currency Items	Total
Beginning balance, March 31, 2014	70	(4,215)	(4,145)
Current period Other Comprehensive Income (Loss) activity before reclassifications	10	(1,619)	(1,609)
Net current-period Other Comprehensive Income (Loss)	10	(1,619)	(1,609)
Net current-period Other Comprehensive Income attributable to noncontrolling interest	0	(14)	(14)
Ending balance, June 30, 2014	80	(5,848)	(5,768)

	Six Months Ended June 30, 2014 (in thousands)
	Unrealized Gains and (Losses) on Available -for-Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2013	55	(494)	(439)
Current period Other Comprehensive Income (Loss) activity before reclassifications	25	(5,348)	(5,323)
Net current-period Other Comprehensive Income (Loss)	25	(5,348)	(5,323)
Net current-period Other Comprehensive Income attributable to noncontrolling interest	0	(6)	(6)
Ending balance, June 30, 2014	80	(5,848)	(5,768)

(b) Reclassifications out of Accumulated Other Comprehensive Loss

For the three and six months ended June 30, 2015 and 2014, there were no reclassifications out of Accumulated Other Comprehensive Loss.

13. Stock-Based Compensation

The Company has one stock option plan and one phantom stock option plan that provide for the issuance of options and phantom stock options respectively, to key employees and directors of the Company at the fair market value at the time of grant. Options and phantom stock options granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a non-employee director, or ordinarily within one month following termination of employment. In no event may options or phantom stock options be exercised more than ten years after date of grant.  Phantom stock options convey the right to the grantee to receive a cash payment once exercisable, equal to the positive difference between the exercise price on the date of the grant less the fair market value of the stock on the date of the exercise.

Under the Company’s 2009 Restricted Stock Plan, the Company’s Board of Directors may grant restricted stock and restricted stock units to officers, employees and non-employee directors. Restricted stock that is awarded to non-employee directors and normally vests in one year. In the current year, certain key employee personnel were awarded restricted stock units vesting on each anniversary of the grant date, over a period of three years.  When the restricted stock units vest, at the discretion of the Board of Directors, employees will receive either stock or cash equal to the closing price of the stock on the vesting date times the number of units.

In estimating the fair value of stock-based compensation, the Company uses the historical volatility of its shares based on seven year averages.

Stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$12	$12	$24	$21
Research and development expense	1	9	10	16
Selling, general and administrative expense	332	80	432	159
	$345	$101	$466	$196

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits as a result of the net operating loss carry-forward position for United States income tax purposes.

Stock-Based Compensation Activity – Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares.

The following table displays stock option activity including the weighted average stock option prices for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	127,900	$13.86	8.2 yrs	$23,627
Granted	0	0
Exercised	0	0
Forfeited	(10,880)	12.72
Outstanding at June 30, 2015	117,020	$13.97	7.6 yrs	$0
Vested and exercisable at June 30, 2015	48,606	$14.87	7.2 yrs	$0

The aggregate intrinsic value as of a particular date is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period.

During the three and six months ended June 30, 2015 and 2014, the aggregate intrinsic value of options exercised under the Company’s stock option plans was zero for all periods, as there were no options exercised.

As of June 30, 2015, total unrecognized stock-based compensation cost related to unvested stock options was $0.6 million, expected to be recognized over a weighted-average period of 3.0 years.  As of December 31, 2014, total unrecognized stock-based compensation cost related to unvested stock options was $0.7 million, expected to be recognized over a weighted-average period of 3.5 years.

Phantom Stock Options

The following table displays stock option activity including the weighted average phantom stock option prices for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2014	145,000	$14.11	8.0 yrs
Granted	0	0
Exercised	0	0
Forfeited	(11,875)	14.86
Outstanding at June 30, 2015	133,125	$14.04	7.6 yrs
Vested and exercisable at June 30, 2015	57,000	$14.94	7.0 yrs

The Company’s cash-settled phantom stock options are accounted for as liability awards and are re-measured at fair value each reporting period.  Compensation expense is recognized over the requisite service period and is equal to the fair value less the exercise price of the stock.  If the fair value is below the exercise price, no expense is recognized.

The phantom stock options have been accounted for as a liability within the Condensed Consolidated Financial Statements based on the closing price of the Company’s stock price at the reporting period end.  As of June 30, 2015 and December 31, 2014, total liability related to phantom stock options was zero and less than $0.1 million, respectively.

Stock-Based Compensation Activity – Restricted Stock and Restricted Stock Units

A summary of unvested restricted stock awards as of June 30, 2015 and changes during the six month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	29,162	$10.75
Granted (1)	303,378	10.63
Vested	(28,200)	10.64
Forfeited	0	0
Unvested at June 30, 2015 (1)	304,340	$10.65

(1)Includes 261,000 restricted stock units

As of June 30, 2015, total unrecognized stock-based compensation cost related to unvested restricted stock was approximately $3.0 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years. As of December 31, 2014, total unrecognized stock-based compensation cost related to unvested restricted stock was approximately $0.1 million, expected to be recognized over a weighted-average period of approximately 0.6 years.

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

During the second quarter of 2014, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis. These indicators included the recent trading values of Fuel Systems Solutions, Inc. stock, and corresponding decline in the Company’s market capitalization, coupled with market conditions and business trends within the Company’s various reporting units. As a result, the Company examined the Italian reporting units of its FSS Automotive segment, as well as the Canadian and Netherlands reporting units of its FSS Industrial segment. Based on the Company’s analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the two reporting units within the FSS Automotive segment, as well as for the two reporting units within the FSS Industrial segment.

As a result, during the second quarter of 2014, the Company recognized impairment charges of $33.1 million and $2.6 million, respectively, in relation with its two reporting units located in Italy within its FSS Automotive segment, and impairment charges of $3.1 million and $1.1 million, respectively, in relation with its two reporting units located in Canada and in the Netherlands within its FSS Industrial segment. These impairment charges were included as a separate component of operating income for the three and six months ended June 30, 2014. As a result, as of June 30, 2014, the Company had $7.5 million of goodwill on its Consolidated Balance Sheet.

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

In connection with these impairment charges, the Company recognized a tax benefit of approximately $1.1 million for the three and six months ended June 30, 2014.

15. Loss Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to Fuel Systems Solutions, Inc.	$(5,998)	$(44,190)	$(17,869)	$(46,196)
Denominator:
Denominator for basic earnings per share - weighted average number of shares	18,482,951	20,101,026	18,885,109	20,098,532
Effect of dilutive securities:
Employee stock options	0	0	0	0
Unvested restricted stock	0	0	0	0
Dilutive potential common shares	18,482,951	20,101,026	18,885,109	20,098,532
Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.32)	$(2.20)	$(0.95)	$(2.30)
Diluted	$(0.32)	$(2.20)	$(0.95)	$(2.30)

The following table represents the numbers of anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Anti-dilutive instruments excluded from computation of diluted net income per share:
Options	117,020	86,920	117,020	88,087
Restricted stock and restricted stock units	197,755	21,916	100,438	11,714

16. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 representing related party transactions with the Company:

	As of
	June 30, 2015	December 31, 2014
Current Receivables with related parties:
Bianco S.p.A. (a)	$194	$266
Ningbo Topclean Mechanical Technology Co. Ltd. (b)	62	131
Others (c)	28	0
Current Receivables with JVs and related partners:
PDVSA Industrial S.A. (d)	3,778	4,697
	$4,062	$5,094
Current Payables with related parties:
Europlast S.r.L. (e)	654	901
TCN S.r.L. (f)	335	724
TCN Vd S.r.L. (g)	274	787
A.R.S. Elettromeccanica (h)	181	200
Erretre S.r.L. (i)	15	14
Grosso, de Rienzo, Riscossa, Di Toro e Associati (j)	0	101
Others (c)	50	9
Current Payable with JVs and related partners:
Ideas & Motion S.r.L. (k)	0	8
	$1,509	$2,744

(a)	Bianco S.p.A. is 100% owned by TCN S.r.L. (see note (f) below).
(b)	Ningbo Topclean Mechanical Technology Co. Ltd. is 100% owned by MTM Hydro S.r.L. (see note (c) below).
(c)

Includes Biemmedue S.p.A. (100% owned by the Company’s Chief Executive Officer along with his brother, Pier Antonio Costamagna, who retired as an executive officer of the Company and as General Manager of MTM S.r.L., effective February 5, 2014), MTM Hydro S.r.L. (46% owned by the Company’s Chief Executive Officer along with his brother, Pier Antonio Costamagna), Immobiliare IV Marzo (40% owned directly and indirectly by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna, and two employees of the Company), IMCOS Due S.r.L. (100% owned by the Company’s Chief Executive Officer along with his brother, Pier Antonio Costamagna and members of their immediate family), and Delizie Bakery Srl (100% owned by IMCOS Due S.r.L.).

(d)	PDVSA Industrial S.A. (“PDVSA”) is a 70% owner of a joint venture, Sistemas De Conversion Del Alba, S.A. (“SICODA”) with the remaining 30% owned by the Company.
(e)	Europlast S.r.L. is 90% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna and one immediate family member.
(f)	TCN S.r.L. is 30% owned by Mariano Costamagna, the Company’s Chief Executive Officer, along with his brother, Pier Antonio Costamagna.
(g)	TCN Vd S.r.L. is 90% owned by TCN S.r.L. (see note (f) above) as well as 3% by the Company’s Chief Executive Officer, along with his brother, Pier Antonio Costamagna.
(h)	A.R.S. Elettromeccanica is 100% owned by Biemmedue S.p.A. (see note (c) above).
(i)	Erretre S.r.L. is 70% owned by the Company’s Chief Executive Officer’s immediate family.
(j)	One director of the Company is a partner of the law firm Grosso, de Rienzo, Riscossa, Di Toro e Associati.
(k)	Ideas & Motion S.r.L. is an Italian consulting and services company in which the Company owns an equity ownership interest of 14.28%.

The following table sets forth amounts (services and goods) purchased from and sold to related parties (in thousands).

	Six Months Ended June 30,
	2015		2014
	Purchases	Sales	Purchases	Sales
Company:
Europlast S.r.L.	$1,091	$1	$1,754	$1
TCN S.r.L	606	0	1,472	0
TCN Vd S.r.L	914	0	982	34
A.R.S. Elettromeccanica	534	1	700	0
Ningbo Topclean Mechanical Technology	482	0	479	0
Bianco S.p.A.	0	327	38	476
Erretre S.r.L	72	1	104	0
Biemmedue S.p.A.	71	16	11	21
Grosso, de Rienzo, Riscossa, Di Toro e Associati	14	0	114	0
Others	0	58	0	1
JVs and related partners:
PDVSA Industrial S.A.	0	134	0	0
Ideas & Motion S.r.L.	0	45	111	0
	$3,784	$583	$5,765	$533

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna (former executive officer of the Company and General Manager of MTM) and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon appraisals. These lease agreements begin to expire in 2015, with the last agreement ending in 2020. The Company made payments to IMCOS Due S.r.l. of $1.3 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively. In April 2014, IMCOS Due S.r.l. purchased two properties from a third party, which are currently being leased by the Company. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and two employees of the Company. The Company made payments to Immobiliare 4 Marzo S.a.s. of $0.2 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. The terms of these leases reflect the fair market value of such properties based upon appraisals.

In the fourth quarter of 2014, as part of the ongoing efforts for rationalization of operations and costs, the Company decided to abandon a facility leased in Italy from IMCOS Due S.r.L which resulted in write-offs of leasehold improvements for approximately $2.0 million.  In the second quarter of 2015, IMCOS Due S.r.L. agreed to reimburse the Company approximately $0.3 million for the improvements made based on the related increase in market value of the facility.  This amount is reflected in other (expense) income net for the three and six months ended June 30, 2015. IMCOS Due S.r.l. will pay this amount in twelve half-yearly installments, subject to annual revaluation on the basis of local inflation indices.  As of June 30, 2015, approximately $45 thousand is included in Other Current Assets and $0.2 million is included in Other Assets on the Condensed Consolidated Balance Sheet.

The Company entered into an agreement to develop the basic and detailed engineering and outfit the facility for the installation of an integrated production plant for natural gas vehicles for PDVSA in Venezuela. The Company accounts for this project under the completed contract method. As of June 30, 2015 the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $6.6 million and $6.5 million, respectively. As of December 31, 2014 the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totaled approximately $6.6 million and $6.8 million, respectively. At June 30, 2015 and December 31, 2014, an advance payment from PDVSA of $0.8 million and $0.8 million, respectively, is included in accrued expenses.

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

The Company was party to claims for wages brought by former Delayed Original Equipment Manufacturers temporary employees. At December 31, 2011, the Company had accrued $2.4 million in relation to such claims. During 2012, the Company settled claims for an amount equal to approximately $1.5 million, while reversing excess accruals for approximately $0.9 million. During the fourth quarter of 2013, the Company accrued approximately $0.4 million for additional claims. During the year ended December 31, 2014 the Company settled claims for approximately $0.4 million and accrued and settled approximately $0.2 million for additional claims. As of June 30, 2015 the Company had no amounts accrued for additional claims.

On April 24, 2015, Mariano Costamagna agreed with the Company that, effective December 31, 2015 (the “Retirement Date”), he would retire and resign as the Chief Executive Officer of the Company and relinquish all executive authority with regard to the Company’s wholly-owned subsidiary, MTM S.r.L. (“MTM”).  In connection with his retirement, Mr. Costamagna entered into a Retirement Agreement (the “Retirement Agreement”) with the Company and MTM.  Under the Retirement Agreement, in addition to his compensation until the Retirement Date, Mr. Costamagna is entitled to (i) an award of 100,000 shares of Company restricted stock units issued on April 24, 2015, which will vest, subject to compliance with confidentiality, non-solicitation and non-competition provisions in the Retirement Agreement, on December 31, 2016, and (ii) a lump sum cash payment of €450,000 payable on the Retirement Date.  Mr. Costamagna will continue as a director of MTM and the Company after the Retirement Date.  Upon vesting of the restricted stock units, Mr. Costamagna will receive 60,000 shares of common stock with the remaining 40,000 units paid in cash equal to the fair market value of the shares of common stock underlying the vested units.  Mr. Costamagna is also subject to certain customary confidentiality, non-solicitation and non-competition restrictions set forth in the Retirement Agreement.

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

The following tables represent the roll-forward of the accrued employee severance liability as of June 30, 2015 and December 31, 2014 included in Accrued expenses on the Condensed Consolidated Balance Sheets, as well as a detail of the costs accrued for rationalization of operations for the three and six months ended June 30, 2015 and 2014:

	June 30, 2015				December 31, 2014
Accrued Employee Severance (amounts in thousands):	FSS Industrial (1)	FSS Automotive (1)	Corporate	Total	FSS Industrial	FSS Automotive	Corporate	Total

Balance at beginning of period	$81	$48	108	$237	$0	$0	$0	$0
Expenses (2)	100	1,472	0	1,572	631	2,978	110	3,719
Payments	(176)	(1,101)	(63)	(1,340)	(550)	(2,930)	(2)	(3,482)
Effect of foreign currency translation	0	(7)	0	(7)	0	(0)	(0)	(0)
Balance at end of period	$5	$412	$45	$462	$81	$48	$108	$237

(1)	The total expected costs to be incurred in relation with the rationalization of operations in 2015 are in the range of approximately $3.5 million to $4.5 million.
(2)	Total expenses for the six months ended June 30, 2015 for FSS Automotive are net of an adjustment to severance of approximately $39 thousand in relation with settlement at advantageous conditions.

	Three months Ended June 30, 2015			Six Months Ended June 30, 2015
Total Restructuring Costs (amounts in thousands):	FSS Industrial	FSS Automotive	Total	FSS Industrial	FSS Automotive	Total

Employee Severance	$0	$915	$915	$100	$1,472	$1,572
Long-lived and other assets write-off	0	317	317	0	541	541
Total Restructuring Costs	$0	$1,232	$1,232	$100	$2,013	$2,113

	Three months Ended June 30, 2014			Six Months Ended June 30, 2014
Total Restructuring Costs (amounts in thousands):	FSS Industrial	FSS Automotive	Total	FSS Industrial	FSS Automotive	Total

Employee Severance	$0	$768	$768	$0	$1,234	$1,234
Long-lived and other assets write-off	0	487	487	0	487	487
Total Restructuring Costs	$0	$1,255	$1,255	$0	$1,721	$1,721

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

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2015	2014	2015	2014
FSS Industrial	$26,508	$27,698	$49,259	$54,629
FSS Automotive	40,677	59,693	81,219	114,058
Total	$67,185	$87,391	$130,478	$168,687

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income (Loss):	2015	2014	2015	2014
FSS Industrial	$2,471	$(1,628)	$4,563	$266
FSS Automotive	(3,485)	(44,725)	(6,396)	(47,004)
Corporate Expenses	(4,253)	(1,554)	(7,886)	(3,452)
Total	$(5,267)	$(47,907)	$(9,719)	$(50,190)

	As of
Total Assets:	June 30, 2015	December 31, 2014
FSS Industrial	$123,428	$126,620
FSS Automotive	169,096	211,788
Corporate (1)	153,220	175,980
Eliminations	(183,084)	(190,147)
Total	$262,660	$324,241

(1)	Represents primarily investments in subsidiaries, which eliminate on consolidation.

19. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three and six months ended June 30, 2015, no customers represented more than 10.0% of consolidated sales. For the three and six months ended June 30, 2014, no customers represented more than 10.0% of consolidated sales.

Accounts Receivable

At June 30, 2015 and December 31, 2014, no customer represented more than 10.0% of consolidated accounts receivable.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q, both in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows and elsewhere, contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-Q. These statements are not historical facts, but instead involve known and unknown risks, uncertainties and other factors that may cause our or our company’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward looking statements. Statements in this Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Words such as: “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seeks,” “on-going” or the negative of these terms or other comparable terminology often identify forward-looking statements, although not all forward-looking statements contain these words. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and beliefs concerning future business conditions, our results of operations, financial position and our business outlook, or state other “forward-looking” information based on currently available information. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, the unpredictable nature of the developing alternative fuel U.S. automotive market, customer dissatisfaction with our products or services, the inability to deliver our products on schedule, a further slowing of economic activity, our ability to maintain customer program relationships, our ability to achieve the anticipated benefits in connection with our cost-cutting initiatives and restructuring plan, potential changes in tax policies and government incentives and their effect on the economic benefits of our products to consumers, the continued weakness in financial and credit markets of certain countries, the growth of non-gaseous alternative fuel products and other new technologies, the price differential between alternative gaseous fuels and gasoline, and the repeal or implementation of government regulations relating to reducing vehicle emissions, economic uncertainties caused by political instability in certain of the markets we do business in, the impact of the Argentinean debt crisis on our business, our ability to realign costs with current market conditions, as well as the risks and uncertainties included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and our other periodic reports filed with the SEC. These forward-looking statements are not guarantees of future performance. We cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not place undue reliance on these forward looking statements. The forward-looking statements made in this Form 10-Q relate to events and state our beliefs, intent and our view of future events only as of the date of the filing of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

We offer an array of components, systems and fully integrated solutions for our customers, including:

●	fuel delivery—pressure regulators, fuel injectors, flow control valves and other components designed to control the pressure, flow and/or metering of gaseous fuels;
●	electronic controls—solid-state components and proprietary software that monitor and optimize fuel pressure and flow to meet manufacturers’ engine requirements;
●	gaseous fueled internal combustion engines—engines manufactured by Original Equipment Manufacturers (“OEMs”) that are integrated with our fuel delivery and electronic controls;
●	systems integration—systems integration support to integrate the gaseous fuel storage, fuel delivery and /or electronic control components and sub-systems to meet OEM and aftermarket requirements;
●	auxiliary power systems—fully integrated auxiliary power systems for truck and diesel locomotives; and
●	natural gas compressors—natural gas compressors and refueling systems for light and heavy duty refueling applications.

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

For the three months ended June 30, 2015 revenue decreased approximately $20.2 million, or 23.1%, operating loss decreased approximately $42.6 million primarily due to an impairment charge of $44.3 million in June 2014, and basic and diluted earnings per share (“EPS”) went from a loss of $(2.20) in the prior year period, to a loss of $(0.32) in the current period. For the six months ended June 30, 2015 revenue decreased approximately $38.2 million, or 22.7%, operating loss decreased approximately $40.5 million primarily due to the impairment charges discussed above, and basic and diluted EPS went from a loss of $(2.30) in the prior year period, to a loss of $(0.95) in the current period. These results were driven primarily by the weakening of local currencies compared to the US dollar, which in the three and six months ended June 30, 2015 negatively impacted our revenue by approximately $10.5 million and $19.8 million, respectively, the effect of economic uncertainty in the European market, as well as by lower oil prices resulting in a disincentive for conversions that affect our FSS Automotive operations. Lower sales at our FSS Automotive operations were also attributable to the year-over-year contraction of the aftermarket business in Europe, particularly in Italy, as well as slowdowns experienced in certain Latin American markets primarily in Argentina, in connection with the overall political and economic climate in some regions. Furthermore, our FSS Automotive segment was affected by declining Delayed Original Equipment Manufacturers (“DOEM”) sales in North America partially offset by an increase in Italy. Additionally, we experienced lower compressors sales, primarily in connection with political turmoil in some key markets in the middle-east and Eastern Europe, and also due to changes in product mix to smaller compressors. Lower sales at our FSS Industrial segment for most of our industrial products were primarily the result of increased competition, which resulted in some customers ending certain programs, lower oil prices, as well as continued political unrest in some Asian markets, which were partially offset by higher sales of Auxiliary Power Units (“APU”) in North America. In addition, in the six months ended June 30, 2015, we recorded a valuation allowance of approximately $7.8 million for deferred tax assets that may not be realized in the future. This allowance has been recorded as a result of increased automotive market weakness and the expected impact of related restructuring activities, in addition to increased costs for the previously announced management changes.

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

The aforementioned changes and the ensuing lower revenue negatively affected our operating income, which was also further negatively impacted by work force reduction and facilities closing related write-offs of approximately $1.2 million and $2.1 million incurred during the three and six months ended June 30, 2015, respectively, in connection with rationalization of activities (See Note 17 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

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

In connection with the work force reduction and facility closing initiatives completed in 2014, we are expecting cost savings in 2015 of approximately $5.8 million. Additionally, we are implementing as well as exploring additional restructuring activities to take place over the next three years.   While final determinations of all specific actions have not yet been finalized, the majority of our actions will take place in foreign locations. As a result, the future benefits and costs we will recognize associated with these actions will be impacted by fluctuations in the euro. While there have been no significant changes in the specific actions previously disclosed, we currently believe we can realize, over three years, benefits totaling approximately $22.0 million from these additional activities less restructuring costs and related professional fees of approximately $8.0 million based upon current euro levels.  Based upon the current timing of these initiatives, we currently anticipate the savings and costs in 2015 to be approximately the same, with the majority of benefits to be realized beginning in 2016. After the initial three year period, we expect to enjoy annualized benefits of approximately $21.0 million - $22.0 million.

Net cash used in operations was approximately $0.9 million and $11.8 million for the three and six months ended June 30, 2015, respectively. Our net cash position of $55.5 million, including marketable securities and debt (excluding Deferred Compensation Plan assets and Restricted Cash), provides us with the adequate capital for working capital and general corporate purposes.

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

Results of Operations

FSS Industrial consists of the Company’s industrial mobile and stationary equipment, auxiliary power unit (APU), and the Company’s heavy duty commercial transportation operations. FSS Automotive consists of the Company’s passenger and light duty commercial transportation, (automotive OEM and aftermarket), and transportation infrastructure operations (compressors).

Results of Operations – Three Months Ended June 30, 2015

(Amounts in tables in thousands, except percentages)

REVENUES

	Three Months Ended June 30,		Change	Percent Change
	2015	2014
FSS Industrial	$26,508	$27,698	$(1,190)	(4.3)%
FSS Automotive	40,677	59,693	(19,016)	(31.9)%
Total Revenues	$67,185	$87,391	$(20,206)	(23.1)%

FSS Industrial. The decrease in revenue is attributable to several factors including the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $1.4 million for the three months ended June 30, 2015.  On a constant currency basis, sales of APUs increased by approximately $4.1 million driven by stronger demand.  This increase was offset by lower sales of mobile equipment and stationary products (both in North America and Europe) of approximately $2.8 million, lower heavy duty business in Asia of approximately $1.4 million.  Overall, our industrial business continues to be affected by lower demand as a result of lower oil prices and increased competition, while our heavy duty business remains negatively impacted by political unrest in Thailand.  We expect pressure on revenues attributable to increased competition to continue in the near term.

FSS Automotive. The decrease in revenue is attributable to several factors including the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $9.1 million for the three months ended June 30, 2015.  On a constant currency basis, aftermarket sales showed a decrease of approximately $7.8 million in most geographic areas but primarily in Europe and Latin America.  The aftermarket business continues to be negatively affected by the overall economic climate in the affected regions, where lower oil prices discourage conversions.  Compressor sales in constant currency decreased by approximately $2.2 million compared to the prior comparable period, primarily driven by political instability in key markets in the Middle East and Eastern Europe.  DOEM sales in constant currency experienced a net decrease of approximately $1.7 million primarily in connection with lower volumes in North America partially offset by higher volumes in Italy.  These decreases were partially offset by higher OEM sales of approximately $1.0 million.

The following represents revenues by geographic location for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,			Percent
	2015	2014	Change	Change
North America:
United States	$21,146	$24,022	$(2,876)	(12.0)%
Canada	1,457	1,579	(122)	(7.7)%
Europe:
Italy	12,322	11,713	609	5.2%
All other	14,757	22,289	(7,532)	(33.8)%
Asia & Pacific Rim	6,447	11,256	(4,809)	(42.7)%
Latin America	11,056	16,532	(5,476)	(33.1)%
Total Revenues	$67,185	$87,391	$(20,206)	(23.1)%

Included in the results discussed above is the net negative impact of the changes of local currencies compared to the US Dollar, which negatively impacted revenue by approximately $10.5 million. All geographic locations experienced decreases in revenue for the three months ended June 30, 2015 when compared to the prior year period (except Italy which had a slight increase), primarily in relation to lower aftermarket sales, DOEM, and industrial product sales.

COST OF REVENUE

	Three Months Ended June 30,		Change	Percent Change
	2015	2014
FSS Industrial	$19,165	$19,801	$(636)	(3.2)%
FSS Automotive	33,067	49,738	(16,671)	(33.5)%
Total Cost of Revenues	$52,232	$69,539	$(17,307)	(24.9)%

FSS Industrial. The decrease in cost of revenue is primarily attributable to the weakening of local currencies compared to the US Dollar, which positively impacted cost of revenue by approximately $1.5 million for the three months ended June 30, 2015.  On a constant currency basis, cost of revenue increased due to higher material costs associated with increased volumes of APU partially offset by lower volumes of all other products as well as higher warranty costs associated with higher APU volumes.  Gross profit dollars as well as gross margin percentage decreased slightly from the prior period due to the change in the mix of the business.

FSS Automotive. The decrease in cost of revenue is primarily attributable to the weakening of local currencies compared to the US dollar, which positively impacted cost of revenue by approximately $7.8 million for the three months ended June 30, 2015.  On a constant currency basis, cost of revenue decreased due to lower material costs of approximately $7.5 million as a result of lower volumes, lower labor costs of approximately $1.3 million and lower facility-related costs of $0.3 million primarily related to restructuring activities performed.

RESEARCH & DEVELOPMENT

	Three Months Ended June 30,		Change	Percent Change
	2015	2014
FSS Industrial	$1,728	$2,025	$(297)	(14.7)%
FSS Automotive	3,824	5,093	(1,269)	(24.9)%
Total Research and Development	$5,552	$7,118	$(1,566)	(22.0)%

FSS Industrial. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted research and development costs by approximately $0.2 million for the three months ended June 30, 2015.  While we remain committed to invest in research and development projects in order to enhance our current product offerings to better meet our clients’ needs and explore new solutions and alternatives, we also remain focused on rationalizing expenditures and accurately managing costs.

FSS Automotive. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted research and development costs by approximately $0.8 million for the three months ended June 30, 2015.  The remaining decrease relates primarily to lower outside services as we remain focused on rationalizing costs while continuing to work on advancing our existing product lines and solutions and motivated to develop different projects for possible new product offerings.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended June 30,		Change	Percent Change
	2015	2014
FSS Industrial	$3,144	$3,342	$(198)	(5.9)%
FSS Automotive	7,271	9,405	(2,134)	(22.7)%
Corporate	4,253	1,553	2,700	173.9%
Total Selling, General & Administrative	$14,668	$14,300	$368	2.6%

FSS Industrial. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted selling, general & administrative costs by approximately $0.3 million for the three months ended June 30, 2015. On a constant currency basis costs increased primarily due to higher outside services partially offset by lower compensation and related expenses in connection with decreased headcount.

FSS Automotive. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted selling, general & administrative costs by approximately $1.5 million for the three months ended June 30, 2015. On a constant currency basis, costs decreased primarily due to additional savings from restructuring activities of approximately $0.5 million partially offset by higher severance costs of approximately $0.3 million compared to the prior year period.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services, and investor relations. Corporate expenses increased primarily as a result of increases in outside services for consultants in connection with restructuring and other strategic activities.

IMPAIRMENTS

	Three Months Ended June 30,		Change	Percent Change
	2015	2014
FSS Industrial	$0	$4,158	$(4,158)	NM
FSS Automotive	0	40,183	(40,183)	NM
Total Impairment	$0	$44,341	$(44,341)	NM

FSS Industrial. During the three months ended June 30, 2014, we recorded an impairment charge of approximately $4.2 million, representing the write-off of goodwill associated with our reporting units located in Canada and in the Netherlands. Due to the trading values of our stock, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. Refer to Note 14—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

FSS Automotive. During the three months ended June 30, 2014, we recorded impairment charges of approximately $35.8 million, $1.7 million and $2.7 million representing the write-off of goodwill, intangible assets, and equipment and leasehold improvements, respectively, associated with our Italian and US reporting units. Due to the trading values of our stock, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. Refer to Note 14—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

OPERATING INCOME (LOSS)

	Three Months Ended June 30,		Change	Percent Change
	2015	2014
FSS Industrial	$2,471	$(1,628)	$4,099	(251.8)%
FSS Automotive	(3,485)	(44,725)	41,240	(92.2)%
Corporate Expenses	(4,253)	(1,554)	(2,699)	(173.7)%
Total Operating Income (Loss)	$(5,267)	$(47,907)	$42,640	(89.0)%

Operating income (loss) for the three months ended June 30, 2015 decreased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense), net includes foreign exchange gains and losses arising from other assets and liabilities which are settled in other currencies. For the three months ended June 30, 2015 we recognized approximately $0.4 million in net losses on foreign exchange, primarily due to the strengthening of the US dollar against the Euro, compared to $0.8 million in net gains on foreign exchange for the three months ended June 30, 2014. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Benefit/(Provision) for Income Taxes.

Income tax expense for the three months ended June 30, 2015 was approximately $0.7 million, representing an effective tax rate of (13.0)%, compared to an income tax benefit for the three months ended June 30, 2014 of approximately $2.8 million, which included an approximately $1.1 million income tax benefit associated with impairment charges, representing an effective tax rate of 6.0%. The change in the effective tax rate is primarily a result of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no income tax benefit has been recorded. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the three months ended June 30, 2015 and 2014, we incurred a pre-tax loss of approximately $8.0 million and $0.9 million, respectively, in the loss jurisdictions. Accordingly, for the three months ended June 30, 2015 and 2014, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Results of Operations – Six Months Ended June 30, 2015

(Amounts in tables in thousands, except percentages)

REVENUES

	Six Months Ended June 30,		Change	Percent Change
	2015	2014
FSS Industrial	$49,259	$54,629	$(5,370)	(9.8)%
FSS Automotive	81,219	114,058	(32,839)	(28.8)%
Total Revenues	$130,478	$168,687	$(38,209)	(22.7)%

FSS Industrial. The decrease in revenue is attributable to several factors including the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $2.6 million for the six months ended June 30, 2015.  On a constant currency basis, sales of mobile equipment and stationary products (both in North America and Europe) decreased by approximately $6.8 million including a $2.2 million impact associated with the loss of a significant customer, and lower heavy duty business in Asia of approximately $2.1 million.  These decreases were partially offset by higher sales of auxiliary power units of $5.8 million in North America.  Overall, our industrial business continues to be affected by lower demand as a result of lower oil prices and increased competition, while our heavy duty business remains negatively impacted by political unrest in Thailand.  We expect pressure on revenues attributable to increased competition to continue in the near term.

FSS Automotive. The decrease in revenue is attributable to several factors including the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $17.2 million for the six months ended June 30, 2015.  On a constant currency basis, aftermarket sales showed a decrease of approximately $10.7 million in most geographic areas but primarily in Europe and Latin America.  The aftermarket business continues to be negatively affected by the overall economic climate in the affected regions, where lower oil prices discourage conversions.  Compressor sales in constant currency decreased by approximately $2.9 million compared to the prior comparable period, primarily driven by political instability in key markets in the Middle East and Eastern Europe.  DOEM sales in constant currency experienced a net decrease of approximately $4.4 million primarily in connection with lower volumes in North America partially offset by higher volumes in Italy. These decreases were partially offset by higher OEM sales of approximately $0.8 million in Latin America.

The following represents revenues by geographic location for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,			Percent
	2015	2014	Change	Change
North America:
United States	$41,290	$45,726	$(4,436)	(9.7)%
Canada	2,280	2,287	(7)	(0.3)%
Europe:
Italy	23,677	25,489	(1,812)	(7.1)%
All other	28,448	44,367	(15,919)	(35.9)%
Asia & Pacific Rim	15,000	20,906	(5,906)	(28.3)%
Latin America	19,783	29,912	(10,129)	(33.9)%
Total Revenues	$130,478	$168,687	$(38,209)	(22.7)%

Included in the results discussed above is the net negative impact of the changes of local currencies compared to the US Dollar, which negatively impacted revenue by approximately $19.8 million. All geographic locations experienced decreases in revenue for the six months ended June 30, 2015 when compared to the prior year period, primarily in relation to lower aftermarket sales, DOEM, and industrial product sales.

COST OF REVENUE

	Six Months Ended June 30,		Change	Percent Change
	2015	2014
FSS Industrial	$34,886	$39,707	$(4,821)	(12.1)%
FSS Automotive	66,115	93,727	(27,612)	(29.5)%
Total Cost of Revenues	$101,001	$133,434	$(32,433)	(24.3)%

FSS Industrial. The decrease in cost of revenue is primarily attributable to the weakening of local currencies compared to the US dollar, which positively impacted cost of revenue by approximately $2.9 million for the six months ended June 30, 2015.  On a constant currency basis, cost of revenue decreased due to lower material costs associated with decreased volumes in almost all products as well as lower compensation related expenses of approximately $0.3 million due to restructuring activities.  These decreases were partially offset by higher material costs for APUs due to higher sales volumes as well as higher warranty costs associated with higher APU volumes.  While gross profit dollars decreased due to the effects of lower volumes, gross margin for the six months ended June 30, 2015 increased due to the positive effect associated with the loss of sales to the above mentioned customer which historically had low margins.

FSS Automotive. The decrease in cost of revenue is primarily attributable to the weakening of local currencies compared to the US dollar, which positively impacted cost of revenue by approximately $14.3 million for the six months ended June 30, 2015.  On a constant currency basis, cost of revenue decreased due to lower material costs of approximately $11.2 million as a result of lower volumes, lower labor costs of approximately $1.6 million due primarily to certain restructuring activities performed and lower inventory write downs of $1.1 million. There were lower net depreciation and amortization expenses of approximately $0.4 million related to the write-off of intangible assets and equipment and leasehold improvements in the second quarter of 2014.  These decreases were partially offset by higher outsider services of $0.3 million.  While gross profit decreased in dollar terms due to the effects of lower volumes, the gross margin percentage for the six month period ended June 30, 2015 increased compared to the prior year due to the positive effects of our restructuring programs.

RESEARCH & DEVELOPMENT

	Six Months Ended June 30,		Change	Percent Change
	2015	2014
FSS Industrial	$3,515	$4,009	$(494)	(12.3)%
FSS Automotive	7,300	9,496	(2,196)	(23.1)%
Total Research and Development	$10,815	$13,505	$(2,690)	(19.9)%

FSS Industrial. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted research and development costs by approximately $0.3 million for the six months ended June 30, 2015.  While we remain committed to invest in research and development projects in order to enhance our current product offerings to better meet our clients’ needs and explore new solutions and alternatives, we also remain focused on rationalizing expenditures and accurately managing costs.

FSS Automotive. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted research and development costs by approximately $1.4 million for the six months ended June 30, 2015.  The remaining decrease relates primarily to lower outside services as we remain focused on rationalizing costs while continuing to work on advancing our existing product lines and solutions and motivated to develop different projects for possible new product offerings

SELLING, GENERAL & ADMINISTRATIVE

	Six Months Ended June 30,		Change	Percent Change
	2015	2014
FSS Industrial	$6,295	$6,488	$(193)	(3.0)%
FSS Automotive	14,200	17,656	(3,456)	(19.6)%
Corporate	7,886	3,453	4,433	128.4%
Total Selling, General & Administrative	$28,381	$27,597	$784	2.8%

FSS Industrial. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted costs by approximately $0.6 million for the six months ended June 30, 2015. On a constant currency basis costs increased primarily due to higher outside services offset by lower compensation and related expenses in connection with decreased headcount.

FSS Automotive. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted costs by approximately $2.8 million for the six months ended June 30, 2015. On a constant currency basis, costs decreased primarily due to lower advertising costs of approximately $0.2 million as well as additional savings from restructuring activities of approximately $0.9 million offset by higher severance costs of approximately $0.5 million compared to the prior year period.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services, and investor relations. Corporate expenses increased primarily as a result of increases in outside services for consultants in connection with restructuring and other strategic activities.

IMPAIRMENTS

	Six Months Ended June 30,		Change	Percent Change
	2015	2014
FSS Industrial	$0	$4,158	$(4,158)	NM
FSS Automotive	0	40,183	(40,183)	NM
Total Impairments	$0	$44,341	$(44,341)	NM

FSS Industrial. During the six months ended June 30, 2014, we recorded an impairment charge of approximately $4.2 million, representing the write-off of goodwill associated with our reporting units located in Canada and in the Netherlands. Due to the trading values of our stock, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. Refer to Note 14—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

FSS Automotive. During the six months ended June 30, 2014, we recorded impairment charges of approximately $35.8 million, $1.7 million and $2.7 million representing the write-off of goodwill, intangible assets, and equipment and leasehold improvements, respectively, associated with our Italian and US reporting units. Due to the trading values of our stock, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. Refer to Note 14—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

OPERATING INCOME (LOSS)

	Six Months Ended June 30,		Change	Percent Change
	2015	2014
FSS Industrial	$4,563	$266	$4,297	1,615.4%
FSS Automotive	(6,396)	(47,004)	40,608	(86.4)%
Corporate Expenses	(7,886)	(3,452)	(4,434)	(128.4)%
Total Operating Income (Loss)	$(9,719)	$(50,190)	$40,471	(80.6)%

Operating income (loss) for the six months ended June 30, 2015 decreased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense), net includes foreign exchange gains and losses arising from other assets and liabilities which are settled in other currencies. For the six months ended June 30, 2015 we recognized approximately $0.5 million in net gains on foreign exchange, primarily due to the strengthening of the US dollar against the Euro, compared to $1.2 million in net gains on foreign exchange for the six months ended June 30, 2014. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Benefit/(Provision) for Income Taxes.

Income tax expense for the six months ended June 30, 2015 was approximately $9.0 million, representing an effective tax rate of (102.6)%, compared to an income tax benefit for the six months ended June 30, 2014 of approximately $2.6 million, which included an approximately $1.1 million income tax benefit associated with impairment charges, representing an effective tax rate of 5.3%. The change in the effective tax rate is primarily a result of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no income tax benefit has been recorded. Income tax expense for the six months ended June 30, 2015 was impacted by approximately $7.8 million related to an increase in our valuation allowance on deferred tax assets, as we have determined that it is more likely than not that the deferred tax assets of our subsidiaries in Italy will not be realized in the current year for reasons previously discussed. In addition to the valuation allowance recorded in connection with the deferred tax assets in Italy in the current quarter, a full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the six months ended June 30, 2015 and 2014, we incurred a pre-tax loss of approximately $13.0 million and $3.2 million, respectively, in the loss jurisdictions. Accordingly, for the six months ended June 30, 2015 and 2014, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

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

On November 3, 2014, our Board of Directors approved a share repurchase program for up to $25.0 million of our common stock. The program is expected to continue for up to one year. Purchases under the repurchase program may be made from time to time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. Shares are repurchased at prevailing market prices based on market conditions and other factors.  As of June 30, 2015, the total number of shares repurchased under this program in the open market was 2,041,066.

We earn a significant amount of our operating results outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions; however, we had accrued (as a reduction to net operating loss carry-forwards) residual U.S. taxes on approximately $30.0 million of earnings not considered to be indefinitely reinvested. Following repatriation of earnings in 2014 and 2013 of $26.3 million and $3.3 million, respectively, we currently have accrued residual U.S. taxes on approximately $0.3 million of earnings not considered to be indefinitely reinvested.  This amount was deemed to be a constructive dividend creating taxable income for US income tax purposes; upon distribution of earnings in the form of dividend, or otherwise, in excess of these amounts, we may be subject to US income taxes. In addition, we would be subject to withholding taxes payable to various foreign countries. As of June 30, 2015 we had approximately $31.1 million of cash and marketable securities held in accounts outside the U.S., primarily in Europe. We currently intend to repatriate a portion of these funds; however, we do not intend nor foresee the need to repatriate funds in excess of the $0.3 million of earnings not considered to be indefinitely reinvested. We expect existing cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months.

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

Our ratio of current assets to current liabilities was approximately 3:1 at both June 30, 2015 and December 31, 2014. At June 30, 2015, our total working capital decreased by $40.0 million, to $137.9 million from $177.9 million at December 31, 2014. This decrease is primarily due to the following: (1) a decrease of approximately $36.6 million in cash and cash equivalents, primarily attributable to the net effect of our operating and financing activities (share repurchase program effect of approximately $17.1 million); (2) a decrease of approximately $7.7 million in current deferred tax assets, net primarily attributable to an increase in our valuation allowance as we deemed more likely than not that the deferred tax assets of our subsidiaries in Italy will not be realized in the foreseeable future; and (3) a net decrease of approximately $7.2 million in inventory attributable to our FSS Automotive in relation with the strengthening of the US dollar against local currencies, which were all partially offset by: (a) a net decrease of approximately $12.1 million in accounts payable primarily attributable to our FSS Automotive operations in relation with both higher activity in the prior period and the strengthening of the US dollar against local currencies, and (b) an increase of approximately $1.0 million in short-term investments attributable to the effect of our investment activities in the period. Included in the net decrease commented above were approximately $6.5 million of net decreases attributable to changes in foreign currencies exchange rates.

The following table provides a summary of our operating, investing and financing activities as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(11,839)	$(2,493)
Investing activities	(4,772)	(8,920)
Financing activities	(17,201)	(88)
Effect on cash of changes in exchange rates	(2,785)	189
Net decrease in cash and cash equivalents	$(36,597)	$(11,312)

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

2015 compared to 2014. In 2015, our net cash flow used in operating activities was $11.8 million, an increase of $9.3 million from the net cash flow used in operating activities in the six months ended June 30, 2014. This decrease was primarily driven by the net effect of changes in net working capital and other balance sheet accounts. These changes include decreases in operating cash inflows associated with accounts receivable (primarily in relation with higher sales in the prior period), decreases in positive operating cash flows associated with accounts payable (primarily in relation with timing of payments), as well as decreases in operating cash flows associated with other current assets.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of property, plant and equipment (“PP&E”) expenditures, as well as investments.

In 2015, our PP&E additions were approximately $4.2 million, approximately 31.2% less than the prior period, primarily in relation with lower capital expenditures at our FSS Automotive operations. Additionally, during the six months ended June 30, 2015 time deposits of $5.0 million, which had previously been reimbursed upon expiration, were reinvested in similar instruments, together with an additional $1.0 million.

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

In 2015, our financing activities refer mostly to the repurchase of treasury shares of approximately $17.1 million in connection with the program approved by our Board of Directors on November 3, 2014.

In 2014, our financing activities refer mostly to payments of term loans and other loans.

Credit Agreements

Information about our credit agreements, borrowings, existing lines of credit, and covenants can be found in Note 10– Debt Payable, in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements.

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

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three and six months ended June 30, 2015 by approximately $0.9 million and $2.3 million, respectively. We may seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries when necessary. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

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

Internal Control Over Financial Reporting

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, we did not sell any equity securities not registered under the Securities Act of 1933, as amended.

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

During the second quarter of 2015 we repurchased 693,311 shares of our common stock at an average price paid per share of $8.91. Under the approved share repurchase program referenced above, a total of 2,041,066 shares have been repurchased as of June 30, 2015.  The approximate value of the shares that may yet be repurchased as of June 30, 2015 equals approximately $4.5 million.

The following table provides information on purchases of our common shares outstanding made by us during the three months ended June 30, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (a)
04/01/2015 - 04/30/2015	76,959	$11.00	76,959	$9,814,895
05/01/2015 - 05/31/2015	294,797	$9.10	294,797	$7,130,803
06/01/2015 - 06/30/2015	321,555	$8.22	321,555	$4,486,920

Total as of June 30, 2015	693,311	$8.91	693,311	$4,486,920

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Supplemental Employment Agreements

On August 6, 2015, the Company entered into Supplemental Employment Agreements with Pietro Bersani and Michael Helfand, with a term ending on July 1, 2018, to supplement their at-will employment (the “Agreements”).  The Agreements provide for a bonus in the amount of $365,000 for Mr. Bersani and $300,000 for Mr. Helfand, if a change of control occurs and they remain in the employment of the Company through the closing of the change of control transaction. In addition, the Agreements provide that if they are terminated by the Company without cause or resign for good reason within 12 months of a change of control, the Company will pay them severance of 100% of base salary, fully vest their restricted stock units issued on April 24, 2015 and pay the value of the units in cash, and provide continued medical benefits for eighteen months after termination at the Company’s expense.

The description of the Agreements set forth above is not complete and is qualified in its entirety by reference to the Supplemental Employment Agreements, copies of which are attached as Exhibits 10.12 and 10.13 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report:

3.1

Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 2, 2013).
10.1	Fuel Systems Solutions, Inc. 2009 Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the SEC on April 14, 2015).
10.2	Form of Restricted Stock Unit Agreement under 2009 Restricted Stock Plan
10.3	Restricted Stock Unit Agreement under 2009 Restricted Stock Plan between Fuel Systems Solutions, Inc. and Mariano Costamagna
10.4	Restricted Stock Unit Agreement under 2009 Restricted Stock Plan between Fuel Systems Solutions, Inc. and Pietro Bersani
10.5	Restricted Stock Unit Agreement under 2009 Restricted Stock Plan between Fuel Systems Solutions, Inc. and Michael Helfand
10.6	Restricted Stock Unit Agreement under 2009 Restricted Stock Plan between Fuel Systems Solutions, Inc. and Marco Seimandi
10.7

Retirement Agreement, dated April 24, 2015, between Mariano Costamagna, Fuel Systems Solutions, Inc. and MTM S.r.l. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2015)

10.8

Agreement for the Provision of Interim Management Services, dated April 24, 2015, between AP Services, LLC and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 28, 2015).

10.9

Second Amendment to Agreement dated April 30, 2015 between Fuel Systems Solutions, Inc., IMPCO Technologies, Inc., IMPCO Technologies B.V. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 30, 2015).

10.10

First Amendment to Agreement dated April 30, 2014 between Fuel Systems Solutions, Inc., IMPCO Technologies, Inc., IMPCO Technologies B.V. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2014)

10.11

Committed Credit Facility dated July 10, 2009 between Fuel Systems Solutions, Inc., IMPCO Technologies, Inc., IMPCO Technologies B.V. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2009).

10.12	Supplemental Employment Agreement with Pietro Bersani dated as of August 6, 2015.
10.13	Supplemental Employment Agreement with Michael Helfand dated as of August 6, 2015.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

FUEL SYSTEMS SOLUTIONS, INC.
Date: August 10, 2015	By:	/s/ PIETRO BERSANI
Pietro Bersani
Chief Financial Officer and a duly authorized officer