Form 10-Q
period 2015-09-30
Fuel Systems Solutions, Inc.
filed 2015-12-11
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of November 30, 2015:

18,093,562 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$54,043	$85,180
Accounts receivable, less allowance for doubtful accounts of $3,051 and $3,129 at September 30, 2015 and December 31, 2014, respectively	45,860	46,952
Inventories	66,661	80,001
Deferred tax assets, net	1,788	9,547
Other current assets	18,106	21,271
Short-term investments	7,000	6,614
Related party receivables	2,228	5,094
Total current assets	195,686	254,659
Equipment and leasehold improvements, net	38,048	48,937
Goodwill, net	0	7,363
Deferred tax assets, net	3,337	5,253
Intangible assets, net	3,079	6,964
Other assets	1,396	1,065
Total Assets	$241,546	$324,241
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,956	$39,918
Accrued expenses	35,777	33,446
Income taxes payable	956	445
Deferred tax liabilities, net	44	0
Term loans and debt	97	207
Related party payables	1,225	2,744
Total current liabilities	64,055	76,760
Other liabilities	10,011	9,745
Deferred tax liabilities, net	735	1,001
Total Liabilities	74,801	87,506
Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at September 30, 2015 and December 31, 2014	—	0
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,142,627 issued and 18,093,562 outstanding at September 30, 2015; and 20,114,427 issued and 19,769,617 outstanding at December 31, 2014	20	20
Additional paid-in capital	321,714	320,820
Shares held in treasury, 2,049,065 shares and 344,810 shares at September 30, 2015 and December 31, 2014, respectively	(20,742)	(3,692)
Accumulated Deficit	(94,389)	(54,151)
Accumulated other comprehensive loss	(39,858)	(26,403)
Total Fuel Systems Solutions, Inc. Equity	166,745	236,594
Non-controlling interest	0	141
Total Equity	166,745	236,735
Total Liabilities and Equity	$241,546	$324,241

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$65,595	$85,077	$196,073	$253,764
Cost of revenue	50,460	65,101	151,461	198,535
Gross profit	15,135	19,976	44,612	55,229
Operating expenses:
Research and development expense	5,254	6,281	16,068	19,787
Selling, general and administrative expense	17,418	15,084	45,799	42,680
Impairments	13,766	0	13,766	44,341
Total operating expenses	36,438	21,365	75,633	106,808
Operating loss	(21,303)	(1,389)	(31,021)	(51,579)
Other (expense) income, net	(551)	238	323	1,657
Interest (expense) income, net	(14)	116	14	102
Loss from operations before income taxes and non-controlling interest	(21,868)	(1,035)	(30,684)	(49,820)
Income tax (expense) benefit	(532)	(2,168)	(9,578)	417
Net loss	(22,400)	(3,203)	(40,262)	(49,403)
Less: Net loss (income) attributable to non-controlling interest	30	(4)	24	0
Net loss attributable to Fuel Systems Solutions, Inc..	(22,370)	(3,207)	(40,238)	(49,403)
Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(1.24)	$(0.16)	$(2.16)	$(2.46)
Diluted	$(1.24)	$(0.16)	$(2.16)	$(2.46)
Number of shares used in per share calculation:
Basic	18,093,562	20,105,520	18,618,361	20,100,887
Diluted	18,093,562	20,105,520	18,618,361	20,100,887

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands); (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(22,400)	$(3,203)	$(40,262)	$(49,403)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	5	(13,100)	(13,455)	(18,338)
Unrealized loss on investments:
Unrealized holding loss arising during period	0	(75)	0	(50)
Foreign currency unrealized loss on investments during period	0	(866)	0	(976)
Other comprehensive loss, net of tax except for foreign currency items	5	(14,041)	(13,455)	(19,364)
Comprehensive loss	(22,395)	(17,244)	(53,717)	(68,767)
Less: net comprehensive loss attributable to the non-controlling interest	10	7	24	5
Comprehensive loss attributable to Fuel Systems Solutions, Inc.	$(22,385)	$(17,237)	$(53,693)	$(68,762)

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands); (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(40,238)	$(49,403)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and other amortization	7,084	8,193
Amortization of intangibles arising from acquisitions	1,350	1,783
Impairments	13,766	44,341
Provision for doubtful accounts	281	313
Write down of inventory	1,794	2,532
Other non-cash items	242	14
Deferred income taxes	8,111	(3,377)
Unrealized loss (gain) on foreign exchange transactions	925	(476)
Compensation expense related to equity awards	894	336
Loss on disposal of equipment and other assets	674	643
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(2,905)	7,123
Decrease (increase) in inventories	5,120	(3,159)
Decrease (increase) in other current assets	1,205	(3,777)
Decrease in other assets	162	737
Decrease in accounts payable	(10,335)	(2,264)
Increase in income taxes payable	517	432
Increase in accrued expenses and long-term liabilities	5,780	4,257
Receivables from/payables to related parties, net	1,226	1,276
Net cash (used in) provided by operating activities	(4,347)	9,524
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(5,842)	(10,903)
Redemption of investments at maturity	5,000	0
Purchase of investments	(6,000)	(3,000)
Other	0	136
Net cash used in investing activities	(6,842)	(13,767)
Cash flows from financing activities:
Payments on term loans and other loans	(93)	(109)
Increase in treasury shares (share repurchase program)	(17,109)	0
Other	59	19
Net cash used in financing activities	(17,143)	(90)
Net decrease in cash and cash equivalents	(28,332)	(4,333)
Effect of exchange rate changes on cash	(2,805)	(3,142)
Net decrease in cash and cash equivalents	(31,137)	(7,475)
Cash and cash equivalents at beginning of period	85,180	80,961
Cash and cash equivalents at end of period	$54,043	$73,486
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment in accounts payable	$7	$622

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2014 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended September 30, 2015 and 2014 are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On September 1, 2015, Fuel Systems, Westport Innovations Inc., an Alberta, Canada corporation (“Westport”), and Whitehorse Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Westport (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the Company will be merged with and into Merger Sub, with the Company surviving the Merger and becoming a direct wholly owned subsidiary of Westport. Pursuant to the Merger Agreement, at the effective time of the merger, each outstanding share of common stock of the Company, will be cancelled and converted into the right to receive 2.129 shares of common shares of Westport, subject to certain adjustments. Consummation of the merger is subject to various closing conditions.

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2015, or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation.

In connection with the preparation of the financial statements for the nine months ended September 30, 2015, the Company determined there was an error in the balance sheet classification of the Company's accrued warranty obligation and deferred revenue in its previously reported balance sheets.  The Company has revised the December 31, 2014 balance sheet to correct for the classification of $1.9 million of accrued warranty obligation and $1.7 million of deferred revenue, within current liabilities to other liabilities.  The revision resulted in a decrease in current liabilities and an increase in non-current liabilities.  This revision is not considered material to the previously issued financial statements and does not impact previously reported consolidated results of operations or statements of cash flows.

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

In February 2015, the FASB issued a new accounting standard update providing amendments to the consolidation guidance. Among other aspects, the amendments in this update affect the consolidation analysis of reporting entities that are involved with Variable Interest Entities (“VIEs”), and the effect of related parties on the primary beneficiary determination. The amendments in this update reduce the application of the related party guidance for VIEs on the basis of the following three changes: (i) for single decision makers, related party relationships must be considered indirectly on a proportionate basis, rather than in their entirety, (ii) related party relationships should be considered in their entirety for entities that are under common control, only if that common control group has the characteristics of a primary beneficiary, and (iii) if the assessment in clause (ii) is not applicable, but substantially all of the activities of the VIE are conducted on behalf of a single variable interest holder (excluding the decision maker) in a related party group that has the characteristics of a primary beneficiary, that single variable interest holder must consolidate the VIE as the primary beneficiary. The standard is effective for calendar year-end public business entities in 2016, and early adoption is allowed, including in any interim period. The Company is currently evaluating this standard, which presently is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued a new accounting standard update requiring that all tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax paying component of an entity be offset and presented as a single amount is not affected by this update. This update may be applied prospectively or retrospectively to all periods presented. For the Company, this standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted provided that the guidance is applied from the beginning of an annual or interim reporting period. The adoption of this amendment will not have a material impact on the Company’s financial statements.

3. Acquisition

On August 20, 2015, the Company completed the acquisition of selected assets and technology of ClimaCab auxiliary power unit climate control devices (“ClimaCab”), products systems and components thereof manufactured by Crosspoint Solutions, LLC, for approximately $0.4 million in cash.  The acquisition was justified by business and operations opportunities.

The purchase price has been allocated based on management’s preliminary estimates as follows (in thousands):

Intangible assets subject to amortization	$310
Equipment	130
Total Assets Acquired	$440

Of the $0.4 million of acquired assets, $0.3 million has been allocated to developed technology with a useful life of 7 years and $0.1 million has been allocated to engineering and production test equipment.  The useful life of the equipment ranges between 5 and 7 years. Management considered any goodwill acquired to be immaterial and did not recognize it as of the acquisition date.

The Company has determined that the acquisition of ClimaCab was a non-material business combination.  As such, pro forma disclosures are not required and are not presented within this filing.

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

The Company maintained investments in trading securities in connection with its non-qualified Deferred Compensation Plan, whereby selected key employees and directors elected to defer a portion of their compensation each year. The Company’s investments associated with its Deferred Compensation Plan consisted of mutual funds that are publicly traded and for which inputs are directly or indirectly observable in the marketplace. These trading securities are reported at fair value, with unrealized gains and losses included in earnings. In addition, the Deferred Compensation liability included the value of deferred shares of the Company’s common stock, which is publicly traded and for which current market prices are readily available. The Deferred Compensation Plan was terminated during the second quarter of 2014 with the funds distributed in July 2015.

Cash, cash equivalents, and marketable securities consist of the following (in thousands):

	As of
	September 30, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$43,228	$56,038
Money market funds	10,815	29,142
Total cash and cash equivalents	$54,043	$85,180
Investments:
Trading securities:
Deferred Compensation Plan assets	0	614
Other investments, held to maturity:
Time deposits (1) (2)	7,000	6,000
Total investments	$7,000	$6,614
Short term investments	$7,000	$6,614

Note (1): At September 30, 2015, this amount represents four Bank of America certificates of deposit (no interest if withdrawn before maturity): a $1 million certificate of deposit with a maturity date of June 27, 2016 and 0.52% interest rate; a $2 million certificate of deposit with a maturity date of October 13, 2015 and 0.34% interest rate; a $3 million certificate of deposit with a maturity date of October 19, 2015 and 0.34% interest rate; and a $1 million certificate of deposit with a maturity date of December 7, 2015 and 0.38% interest rate.

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

Unrealized gains and losses on trading securities pertaining to the Company’s Deferred Compensation Plan included in earnings for the three and nine months ended September 30, 2014 were less than $0.1 million in all periods.

Realized gains and losses on trading securities pertaining to the Company’s Deferred Compensation Plan upon termination of the Plan included in earnings for the three and nine months ended September 30, 2015 were less than $0.1 million.

At September 30, 2015 and December 31, 2014, restricted cash included in other assets was approximately $0.4 million and $0.4 million, respectively.

5. Fair Value Measurements

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or non-recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact business and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

	As of September 30, 2015	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$10,815	$10,815	$0	$0
Trading securities:
Deferred Compensation Plan assets	0	0	0	0
Other investments, held to maturity:
Time deposits	7,000	0	7,000	0
Total	$17,815	$10,815	$7,000	$0

	As of December 31, 2014	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$29,142	$29,142	$0	$0
Trading securities:
Deferred Compensation Plan assets	614	0	614	0
Other investments, held to maturity:
Time deposits	6,000	0	6,000	0
Total	$35,756	$29,142	$6,614	$0

6. Inventories

Inventories, consisting of raw materials and parts, work-in-process, and finished goods are stated at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

Inventories are comprised of the following (in thousands):

	As of
	September 30, 2015	December 31, 2014
Raw materials and parts	$42,430	$48,221
Work-in-process	2,546	2,214
Finished goods	20,422	28,169
Inventory on consignment	1,263	1,397
Total inventories	$66,661	$80,001

7. Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	September 30, 2015	December 31, 2014
Dies, molds, and patterns	$5,421	$5,703
Machinery and equipment	59,119	62,635
Office furnishings and equipment	20,160	21,760
Automobiles and trucks	4,439	4,915
Leasehold improvements	16,871	19,925
Total equipment and leasehold improvements	106,010	114,938
Less: accumulated depreciation	(67,962)	(66,001)
Equipment and leasehold improvements, net of accumulated depreciation	$38,048	$48,937

Depreciation expense related to equipment and leasehold improvements was approximately $2.4 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense related to equipment and leasehold improvements was $7.1 million and $8.2 million for the nine months ended September 30, 2015 and 2014, respectively.

8. Goodwill and Intangibles

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2015 are as follows (in thousands):

	FSS Automotive	FSS Industrial	Total
Goodwill, gross	$48,089	$15,911	$64,000
Accumulated impairment losses	(44,384)	(12,253)	(56,637)
Net balance as of December 31, 2014	$3,705	$3,658	$7,363
Impairment loss (1)	(3,357)	(3,658)	(7,015)
Currency translation	(348)	0	(348)
Goodwill, gross	$47,493	$16,386	$63,879
Accumulated impairment losses	(47,493)	(16,386)	(63,879)
Net balance as of September 30, 2015	$0	$0	$0

Note (1):  See Note 15 “Impairments.”

At September 30, 2015 and December 31, 2014, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of September 30, 2015			As of December 31, 2014
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	3.3	$24,588	$(23,508)	$1,080	$25,534	$(21,836)	$3,698
Customer relationships	10.8	18,403	(16,960)	1,443	19,385	(17,330)	2,055
Trade name	5.0	4,100	(3,544)	556	4,432	(3,221)	1,211
Total		$47,091	$(44,012)	$3,079	$49,351	$(42,387)	$6,964

Amortization expense related to existing technology and customer relationships of $0.3 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and of $1.0 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.1 million and $0.1 million for three months ended September 30, 2015 and 2014, respectively, and of $0.3 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Three months ending December 31, 2015	$248
2016	724
2017	553
2018	407
2019	317
2020	285
Thereafter	545
$3,079

9. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

Changes in the Company’s product warranty liability during the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$5,139	$7,516	$6,424	$8,695
Provisions charged to costs and expenses	1,117	1,905	3,101	3,602
Settlements	(627)	(1,477)	(3,170)	(3,731)
Adjustments to pre-existing warranties	(154)	(207)	(523)	(774)
Effect of foreign currency translation	(167)	(377)	(524)	(432)
Balance at end of period	$5,308	$7,360	$5,308	$7,360

10. Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2015 was (2.4)% compared to an effective tax rate of (209.5)% for the three months ended September 30, 2014. The Company’s effective tax rate for the nine months ended September 30, 2015 was (31.2)% compared to an effective tax rate of 0.8% for the nine months ended September 30, 2014.

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

For the three months ended September 30, 2015 and 2014 the Company incurred a pre-tax loss of approximately $20.2 million and $4.1 million, respectively, in the loss jurisdictions. For the nine months ended September 30, 2015 and 2014, the Company incurred a pre-tax loss of approximately $33.2 million and $7.2 million, respectively, in the loss jurisdictions.

For the nine months ended September 30, 2015, our effective tax rate was impacted by a tax expense of $7.8 million related to an increase in valuation allowance on deferred tax assets that existed as of the beginning of the year in Italy, as the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future. This conclusion was based on the weight of the available positive and negative evidence, including our expectation that the Company will reach the three year cumulative loss threshold in Italy (after adjustments required for tax purposes) in the current year.

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

As of September 30, 2015, the Company had approximately $14.0 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the three and nine months ended September 30, 2015. Although it is reasonably possible that our unrecognized tax benefits will change over the next 12 months, the Company does not anticipate such changes to have a significant impact on our income tax expense due to the valuation allowance position maintained in certain jurisdictions.

11. Debt Payable

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of September 30, 2015	September 30, 2015	December 31, 2014
(a) Revolving lines of credit—Italy and Argentina	$7,306	$0	$0
(b) Revolving line of credit—USA	30,000	0	0
(c) Other indebtedness	0	97	207
	$37,306	97	207
Less: current portion		97	207
Non-current portion		$0	$0

At September 30, 2015, the Company’s weighted average interest rate on outstanding debt was 1.1%. The Company is party to numerous credit agreements and other borrowings. All foreign currency denominated revolving lines of credit have been translated at the closing currency rate as of September 30, 2015. The fair value of the debt obligations approximated the recorded value as of September 30, 2015 and December 31, 2014 and represents a Level 3 measurement within the fair value hierarchy (see Note 5 – Fair Value Measurements).

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $2.3 million which is unsecured and $2.6 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 1.0% to 4.0% as of September 30, 2015. At September 30, 2015 and December 31, 2014, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.4 million. These lines are unsecured with no balance outstanding at September 30, 2015 and December 31, 2014. At September 30, 2015, the interest rates for the lines of credit in Argentina ranged from 4.5% to 30.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of September 30, 2015, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $30.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At September 30, 2015 and December 31, 2014, there were no balances outstanding. The maximum aggregate principal amount of loans available at any time was $20.0 million with a maturity date of April 30, 2015, which on April 30, 2015 was renewed to April 29, 2016 with a new aggregate principal amount of loans available at any time increased to $30.0 million. At the Company’s option, the loans will bear interest on either the applicable LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants, which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135.0 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. Dollar equivalent of which does not exceed $75.0 million. At September 30, 2015, the Company was in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes capital leases and various term loans and lines of credits involving the Company’s foreign subsidiaries. These term loans and lines of credit are used primarily to fund the operations of these subsidiaries and bear interest ranging from 0.5% to 6.95%.

12. Equity

The following table summarizes the changes in equity for the nine month period ended September 30, 2015 (in thousands, except for share amounts):

	Fuel Systems Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2014	19,769,617	$20	$320,820	$(3,692)	$(54,151)	$(26,403)	$141	$236,735
Net loss	0	0	0	0	(40,238)	0	(24)	(40,262)
Foreign currency translation adjustment	0	0	0	0	0	(13,455)	(2)	(13,457)
Vesting of stock options	0	0	158	0	0	0	0	158
Issuance and vesting of restricted stock, net of shares withheld for employee tax	28,200	0	736	0	0	0	0	736
Termination of Deferred Compensation Plan				59				59
Repurchase of common stock	(1,704,255)		0	(17,109)				(17,109)
Acquisition of remaining equity in Rohan							(115)	(115)
Balance, September 30, 2015	18,093,562	$20	$321,714	$(20,742)	$(94,389)	$(39,858)	$0	$166,745

Shares Held in Treasury

As of September 30, 2015 and December 31, 2014, the Company had 2,049,065 shares and 344,810 shares, respectively, held in treasury with a value of approximately $20.7 million, and $3.7 million, respectively.

On November 3, 2014, the Company’s Board of Directors approved a share repurchase program for up to $25.0 million of the Company’s common stock.  As of September 30, 2015, the total number of shares repurchased under this program in the open market was 2,041,066, for a value of approximately $20.5 million, of which approximately $0.0 million and $17.1 million were purchased in the three months and nine months ended September 30, 2015, respectively.  This share repurchase program expired on November 3, 2015.

The remainder of the treasury shares held by the Company at September 30, 2015 was equal to 7,999 shares, and includes 1,419 shares from the surrender of shares tendered in lieu of cash for the exercise of warrants, and 6,580 shares from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock, with a value of approximately $0.2 million.

The Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market, with such match discontinued in 2009. These shares are carried at cost and classified as a deduction of equity. As of September 30, 2015 and December 31, 2014, the

Company included in treasury shares approximately$0.0 million, and $0.1 million, respectively for the deferred compensation plan.  The Deferred Compensation Plan was terminated during the second quarter of 2014 with the funds distributed in July 2015.

13. Changes and Reclassifications in Accumulated Other Comprehensive Loss by Component

(a) Changes in Accumulated Other Comprehensive Loss by Component (all amounts are net of tax, except foreign currency items)

	Three Months Ended September 30, 2015 (in thousands)
	Unrealized Gains and (Losses) on Available -for-Sale Securities	Foreign Currency Items	Total
Beginning balance, June 30, 2015	0	(39,843)	(39,843)
Current period Other Comprehensive Income activity before reclassifications	0	5	5
Net current-period Other Comprehensive Income		5	5
Net current-period Other Comprehensive Income attributable to the non-controlling interest	0	(20)	(20)
Ending balance, September 30, 2015	0	(39,858)	(39,858)

	Nine Months Ended September 30, 2015 (in thousands)
	Unrealized Gains and (Losses) on Available -for-Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2014	0	(26,403)	(26,403)
Current period Other Comprehensive Loss activity before reclassifications	0	(13,455)	(13,455)
Net current-period Other Comprehensive Loss		(13,455)	(13,455)
Net current-period Other Comprehensive Income attributable to the non-controlling interest	0	0	0
Ending balance, September 30, 2015	0	(39,858)	(39,858)

	Three Months Ended September 30, 2014 (in thousands)
	Unrealized Gains and (Losses) on Available -for-Sale Securities	Foreign Currency Items	Total
Beginning balance, June 30, 2014	80	(5,848)	(5,768)
Current period Other Comprehensive Income (Loss) activity before reclassifications	(75)	(13,966)	(14,041)
Net current-period Other Comprehensive Income (Loss)	(75)	(13,966)	(14,041)
Net current-period Other Comprehensive Income attributable to noncontrolling interest	0	11	11
Ending balance, September 30, 2014	5	(19,803)	(19,798)

	Nine Months Ended September 30, 2014 (in thousands)
	Unrealized Gains and (Losses) on Available -for-Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2013	55	(494)	(439)
Current period Other Comprehensive Income (Loss) activity before reclassifications	(50)	(19,314)	(19,364)
Net current-period Other Comprehensive Income (Loss)	(50)	(19,314)	(19,364)
Net current-period Other Comprehensive Income attributable to noncontrolling interest	0	5	5
Ending balance, September 30, 2014	5	(19,803)	(19,798)

(b) Reclassifications out of Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2015 and 2014, there were no reclassifications out of Accumulated Other Comprehensive Loss.

14. Stock-Based Compensation

The Company has one stock option plan and one phantom stock option plan that provide for the issuance of options and phantom stock options respectively, to key employees and directors of the Company at the fair market value at the time of grant. Options and phantom stock options granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a non-employee director, or ordinarily within one month following termination of employment. In no event may options or phantom stock options be exercised more than ten years after date of grant.  Phantom stock options convey the right to the grantee to receive a cash payment once exercisable, equal to the positive difference between the fair market value of the stock on the date of the exercise less the exercise price on the date of the grant.

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

In estimating the fair value of stock-based compensation, the Company uses the historical volatility of its shares based on seven year averages.

Stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$12	$12	$36	$33
Research and development expense	14	9	24	25
Selling, general and administrative expense	402	119	834	278
	$428	$140	$894	$336

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits as a result of the net operating loss carry-forward position for United States income tax purposes.

Stock-Based Compensation Activity – Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares.

The following table displays stock option activity including the weighted average stock option prices for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	127,900	$13.86	8.2 yrs	$23,627
Granted	0	0
Exercised	0	0
Forfeited	(10,880)	12.72
Outstanding at September 30, 2015	117,020	$13.97	7.4 yrs	$0
Vested and exercisable at September 30, 2015	48,606	$14.87	7.0 yrs	$0

The aggregate intrinsic value as of a particular date is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period.

During the three and nine months ended September 30, 2015 and 2014, the aggregate intrinsic value of options exercised under the Company’s stock option plans was zero for all periods, as there were no options exercised.

As of September 30, 2015, total unrecognized stock-based compensation cost related to unvested stock options was $0.5 million, expected to be recognized over a weighted-average period of 2.7 years.  As of December 31, 2014, total unrecognized stock-based compensation cost related to unvested stock options was $0.7 million, expected to be recognized over a weighted-average period of 3.5 years.

Phantom Stock Options

The following table displays stock option activity including the weighted average phantom stock option prices for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2014	145,000	$14.11	8.0 yrs
Granted	0	0
Exercised	0	0
Forfeited	(26,250)	14.52
Outstanding at September 30, 2015	118,750	$14.02	7.3 yrs
Vested and exercisable at September 30, 2015	49,875	$14.91	6.7 yrs

The Company’s cash-settled phantom stock options are accounted for as liability awards and are re-measured at fair value each reporting period.  Compensation expense is recognized over the requisite service period and is equal to the fair value less the exercise price of the stock.  If the fair value is below the exercise price, no expense is recognized.

The phantom stock options have been accounted for as a liability within the Condensed Consolidated Financial Statements based on the closing price of the Company’s stock price at the reporting period end.  As of September 30, 2015 and December 31, 2014, total liability related to phantom stock options was zero and less than $0.1 million, respectively.

Stock-Based Compensation Activity – Restricted Stock and Restricted Stock Units

A summary of unvested restricted stock awards as of September 30, 2015 and changes during the nine month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	29,162	$10.75
Granted (1)	303,378	10.63
Vested	(28,200)	10.64
Forfeited	0	0
Unvested at September 30, 2015 (1)	304,340	$10.65

(1)Includes 261,000 restricted stock units

As of September 30, 2015, total unrecognized stock-based compensation cost related to unvested restricted stock and restricted stock units was approximately $2.6 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years. As of December 31, 2014, total unrecognized stock-based compensation cost related to unvested restricted stock was approximately $0.1 million, expected to be recognized over a weighted-average period of approximately 0.6 years.

15. Impairments

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

During the third quarter of 2015, the Company determined that the proposed transaction with Westport (see Note 1) provided a sufficient indicator of a potential impairment that required an interim goodwill impairment analysis. As a result, the Company examined the Argentinean reporting unit of its FSS Automotive segment, as well as the US reporting unit of its FSS Industrial segment.

Due to the complexity and the effort required to estimate the fair value of the reporting units in the step one of the impairment test and to estimate the fair values of all assets and liabilities of the reporting units in the second step of the test, the fair value estimates were derived based on preliminary assumptions and analyses that are subject to change. Based on the Company’s preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the reporting unit within the FSS Automotive segment, as well as for the reporting unit within the FSS Industrial segment.

As a result during the third quarter of 2015, the Company recognized, based on its best estimate, impairment charges of $3.3 million, in relation with its reporting unit located in Argentina within its FSS Automotive segment, and impairment charge of $3.7 million, in relation with its reporting unit located in the US within its FSS Industrial segment. These impairment charges were included as a separate component of operating income for the three and nine months ended September 30, 2015. As a result, as of September 30, 2015, the Company had no goodwill on its Consolidated Balance Sheet. Any adjustments to the estimated impairment loss following completion of the measurement of the impairment will be recorded in the fourth quarter of 2015.

In addition, in accordance with ASC Topic 360, “Impairment and Disposal of Long-Lived Asset”, the Company concluded that a triggering event occurred, requiring the assessment of impairment for certain of its long-lived assets. Upon completion of the assessment, the Company concluded that long-lived assets were impaired and recorded a $5.3 million and $1.5 million impairment charge associated with intangible assets and equipment and leasehold improvements within its FSS Automotive segment and FSS Industrial segment, respectively.

The following table summarizes the impairment charges for each reporting unit/asset group by asset category (in thousand):

	Nine Months ended September 30, 2015
	Italy	US Industrial	US Automotive	Argentina	Total
Equipment and leasehold improvements	$2,590	$1,507	$326	$0	$4,423
Goodwill	0	3,658	0	3,357	7,015
Intangible assets	1,042	0	1,286	0	2,328
Total Impairments	$3,632	5,165	1,612	3,357	$13,766

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

As a result, during the second quarter of 2014, the Company recognized impairment charges of $33.1 million and $2.6 million, respectively, in relation with its two reporting units located in Italy within its FSS Automotive segment, and impairment charges of $3.1 million and $1.1 million, respectively, in relation with its two reporting units located in Canada and in the Netherlands within its FSS Industrial segment. These impairment charges were included as a separate component of operating income for the nine months ended September 30, 2014.

In addition, in accordance with ASC Topic 360, “Impairment and Disposal of Long-Lived Asset”, the Company concluded that a triggering event occurred, requiring the assessment of impairment for certain of its long-lived assets. Upon completion of the assessment, the Company concluded that long-lived assets were impaired and recorded a $4.4 million impairment charge associated with intangible assets and equipment and leasehold improvements within its FSS Automotive segment

The following table summarizes the impairment charges for each reporting unit by asset category (in thousand):

	Nine Months ended September 30, 2014
	Italy	US Automotive	Netherlands	Canada	Total
Equipment and leasehold improvements	$2,239	$439	$0	$0	$2,678
Goodwill	35,780	0	1,094	3,064	39,938
Intangible assets	1,017	708	0	0	1,725
Total Impairments	$39,036	1,147	1,094	3,064	$44,341

In connection with these impairment charges, the Company recognized a tax benefit of approximately $1.1 million for the nine months ended September 30, 2014.

These impairments in 2015 and 2014 were measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. The inputs and assumptions utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined by ASC 820.

16. Loss Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss attributable to Fuel Systems Solutions, Inc.	$(22,370)	$(3,207)	$(40,238)	$(49,403)
Denominator:
Denominator for basic earnings per share - weighted average number of shares	18,093,562	20,105,520	18,618,361	20,100,887
Effect of dilutive securities:
Employee stock options	0	0	0	0
Unvested restricted stock	0	0	0	0
Dilutive potential common shares	18,093,562	20,105,520	18,618,361	20,100,887
Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(1.24)	$(0.16)	$(2.16)	$(2.46)
Diluted	$(1.24)	$(0.16)	$(2.16)	$(2.46)

The following table represents the numbers of anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Anti-dilutive instruments excluded from computation of diluted net income per share:
Options	117,020	128,325	117,020	88,209
Restricted stock and restricted stock units	304,339	39,580	155,103	11,808

17. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 representing related party transactions with the Company:

	As of
	September 30, 2015	December 31, 2014
Current Receivables with related parties:
Bianco S.p.A. (a)	$76	$266
Ningbo Topclean Mechanical Technology Co. Ltd. (b)	75	131
A.R.S. Elettromeccanica (c)	1	0
TCN Vd S.r.L. (d)	14	0
Others (e)	16	0
Current Receivables with JVs and related partners:
Ideas & Motion S.r.L. (f)	2	0
PDVSA Industrial S.A. (g)	2,044	4,697
	$2,228	$5,094
Current Payables with related parties:
Europlast S.r.L. (h)	403	901
TCN S.r.L. (i)	306	724
TCN Vd S.r.L. (d)	272	787
A.R.S. Elettromeccanica (c)	204	200
Erretre S.r.L. (j)	18	14
Grosso, de Rienzo, Riscossa, Di Toro e Associati (k)	0	101
Others (e)	22	9
Current Payable with JVs and related partners:
Ideas & Motion S.r.L. (f)	0	8
	$1,225	$2,744

(a)	Bianco S.p.A. is 100% owned by TCN S.r.L. (see note (i) below).
(b)	Ningbo Topclean Mechanical Technology Co. Ltd. is 100% owned by MTM Hydro S.r.L. (see note (e) below).
(c)	A.R.S. Elettromeccanica is 100% owned by Biemmedue S.p.A. (see note (e) below).
(d)	TCN Vd S.r.L. is 90% owned by TCN S.r.L. (see note (i) below) as well as 3% by the Company’s Chief Executive Officer, along with his brother, Pier Antonio Costamagna.
(e)

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

(f)	Ideas & Motion S.r.L. is an Italian consulting and services company in which the Company owns an equity ownership interest of 14.28%.
(g)	PDVSA Industrial S.A. (“PDVSA”) is a 70% owner of a joint venture, Sistemas De Conversion Del Alba, S.A. (“SICODA”) with the remaining 30% owned by the Company.
(h)	Europlast S.r.L. is 90% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna and one immediate family member.
(i)	TCN S.r.L. is 30% owned by Mariano Costamagna, the Company’s Chief Executive Officer, along with his brother, Pier Antonio Costamagna.
(j)	Erretre S.r.L. is 70% owned by the Company’s Chief Executive Officer’s immediate family.
(k)	One director of the Company is a partner of the law firm Grosso, de Rienzo, Riscossa, Di Toro e Associati.

The following table sets forth amounts (services and goods) purchased from and sold to related parties (in thousands).

	Nine Months Ended September 30,
	2015		2014
	Purchases	Sales	Purchases	Sales
Company:
Europlast S.r.L.	$1,521	$4	$2,308	$1
TCN S.r.L	865	0	2,091	0
TCN Vd S.r.L	1,276	22	1,523	34
A.R.S. Elettromeccanica	755	16	1,125	0
Ningbo Topclean Mechanical Technology	603	0	610	0
Bianco S.p.A.	1	390	37	576
Erretre S.r.L	105	2	147	8
Biemmedue S.p.A.	88	31	29	28
Grosso, de Rienzo, Riscossa, Di Toro e Associati	57	0	123	0
Others	0	75	3	1
JVs and related partners:
PDVSA Industrial S.A.	0	0	0	917
Ideas & Motion S.r.L.	0	52	153	11
	$5,271	$592	$8,149	$1,576

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna (former executive officer of the Company and General Manager of MTM) and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon appraisals. These lease agreements begin to expire in 2015, with the last agreement ending in 2020. The Company made payments to IMCOS Due S.r.l. of $1.9 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively. In April 2014, IMCOS Due S.r.l. purchased two properties from a third party, which are currently being leased by the Company. The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 40% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and two employees of the Company. The Company made payments to Immobiliare 4 Marzo S.a.s. of $0.2 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. The terms of these leases reflect the fair market value of such properties based upon appraisals.

In the fourth quarter of 2014, as part of the ongoing efforts for rationalization of operations and costs, the Company decided to abandon a facility leased in Italy from IMCOS Due S.r.L which resulted in write-offs of leasehold improvements for approximately $2.0 million.  In the second quarter of 2015, IMCOS Due S.r.L. agreed to reimburse the Company approximately $0.3 million for the improvements made based on the related increase in market value of the facility.  This amount is reflected in other (expense) income, net for the nine months ended September 30, 2015. IMCOS Due S.r.l. will pay this amount in twelve half-yearly installments, subject to annual revaluation on the basis of local inflation indices.  As of September 30, 2015, approximately $45 thousand is included in Other Current Assets and $0.2 million is included in Other Assets on the Condensed Consolidated Balance Sheet.

The Company entered into an agreement to develop the basic and detailed engineering and outfit the facility for the installation of an integrated production plant for natural gas vehicles for PDVSA in Venezuela. The Company accounts for this project under the completed contract method.  In connection with this agreement, the Company determined it would be in a loss position at its completion, and in accordance with the applicable guidance, recorded a loss of approximately $0.4 million in cost of revenue for the three and nine months ended September 30, 2015.  As of September 30, 2015 the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $6.5 million and $6.5 million, respectively. As of December 31, 2014 the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totaled approximately $6.6 million and $6.8 million, respectively. At September 30, 2015 and December 31, 2014, an advance payment from PDVSA of $0.0 million and $0.8 million, respectively, is included in accrued expenses.

18. Commitments and Contingencies

Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of the ordinary course of its business including, but not limited to, product liability, asbestos related liability, employment matters, patent and trademarks, and customer account collections. The Company is not a party to, and, to our knowledge, there are not threats of any claims or actions against us related to these topics, the ultimate disposition of which would have a material adverse effect on our consolidated results of operations or liquidity.

The Company is aware of four putative stockholder class actions that have been filed since the announcement of the merger with Westport which challenge the proposed merger.  We believe that the claims are without merit and intend to defend the actions vigorously.

The Company was party to claims for wages brought by temporary employees. At December 31, 2011, the Company had accrued $2.4 million in relation to such claims. During 2012, the Company settled claims for an amount equal to approximately $1.5 million, while reversing excess accruals for approximately $0.9 million. During the fourth quarter of 2013, the Company accrued approximately $0.4 million for additional claims. During the year ended December 31, 2014 the Company settled claims for approximately $0.4 million and accrued and settled approximately $0.2 million for additional claims. As of September 30, 2015 the Company had no amounts accrued for additional claims.

On April 24, 2015, Mariano Costamagna agreed with the Company that, effective December 31, 2015 (the “Retirement Date”), he would retire and resign as the Chief Executive Officer of the Company and relinquish all executive authority with regard to the Company’s wholly-owned subsidiary, MTM S.r.L. (“MTM”).  In connection with his retirement, Mr. Costamagna entered into a Retirement Agreement (the “Retirement Agreement”) with the Company and MTM.  Under the Retirement Agreement, in addition to his compensation until the Retirement Date, Mr. Costamagna is entitled to (i) an award of 100,000 shares of Company restricted stock units issued on April 24, 2015, which will vest, subject to compliance with confidentiality, non-solicitation and non-competition provisions in the Retirement Agreement, on December 31, 2016, and (ii) a lump sum cash payment of €450,000 payable on December 31, 2015.  Mr. Costamagna will continue as a director of MTM and the Company after the Retirement Date.  Upon vesting of the restricted stock units, Mr. Costamagna will receive 60,000 shares of common stock with the remaining 40,000 units paid in cash equal to the fair market value of the shares of common stock underlying the vested units.

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

The following tables represent the roll-forward of the accrued employee severance liability as of September 30, 2015 and December 31, 2014 included in Accrued expenses on the Condensed Consolidated Balance Sheets, as well as a detail of the costs accrued for rationalization of operations for the three and nine months ended September 30, 2015 and 2014:

	As of
	September 30, 2015				December 31, 2014
Accrued Employee Severance (amounts in thousands):	FSS Industrial (1)	FSS Automotive (1)	Corporate	Total	FSS Industrial	FSS Automotive	Corporate	Total

Balance at beginning of period	$81	$48	$108	$237	$0	$0	$0	$0
Expenses (2)	100	2,307	0	2,407	631	2,978	110	3,719
Payments	(180)	(1,734)	(70)	(1,984)	(550)	(2,930)	(2)	(3,482)
Effect of foreign currency translation	0	1	0	1	0	(0)	(0)	(0)
Balance at end of period	$1	$622	$38	$661	$81	$48	$108	$237

(1)	The total expected costs to be incurred in relation with the rationalization of operations in 2015 are in the range of approximately $3.5 million to $4.5 million.
(2)

Total expenses for the nine months ended September 30, 2015 for FSS Automotive are net of an adjustment to severance of approximately $39 thousand in relation with settlement at advantageous conditions.

	Three months Ended September 30, 2015			Nine Months Ended September 30, 2015
Total Restructuring Costs (amounts in thousands):	FSS Industrial	FSS Automotive	Total	FSS Industrial	FSS Automotive	Total

Employee Severance	$0	$837	$837	$100	$2,307	$2,407
Long-lived and other assets write-off	0	507	507	0	1,048	1,048
Total Restructuring Costs	$0	$1,344	$1,344	$100	$3,355	$3,455

	Three months Ended September 30, 2014			Nine Months Ended September 30, 2014
Total Restructuring Costs (amounts in thousands):	FSS Industrial	FSS Automotive	Total	FSS Industrial	FSS Automotive	Total

Employee Severance	$631	$1,576	$2,207	$631	$2,809	$3,440
Long-lived and other assets write-off	0	0	0	0	487	487
Total Restructuring Costs	$631	$1,576	$2,207	$631	$3,296	$3,927

19. Business Segment Information

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

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2015	2014	2015	2014
FSS Industrial	$24,450	$25,602	$73,710	$80,230
FSS Automotive	41,145	59,475	122,363	173,534
Total	$65,595	$85,077	$196,073	$253,764

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Income (Loss):	2015	2014	2015	2014
FSS Industrial	$(3,239)	$1,484	$1,324	$1,750
FSS Automotive	(11,029)	(736)	(17,425)	(47,741)
Corporate Expenses	(7,035)	(2,137)	(14,920)	(5,588)
Total	$(21,303)	$(1,389)	$(31,021)	$(51,579)

	As of
Total Assets:	September 30, 2015	December 31, 2014
FSS Industrial	$115,152	$126,620
FSS Automotive	155,187	211,788
Corporate (1)	149,543	175,980
Eliminations	(178,336)	(190,147)
Total	$241,546	$324,241

(1)	Represents primarily investments in subsidiaries, which eliminate on consolidation.

20. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three and nine months ended September 30, 2015, no customers represented more than 10.0% of consolidated sales. For the three and nine months ended September 30, 2014, no customers represented more than 10.0% of consolidated sales.

Accounts Receivable

At September 30, 2015 and December 31, 2014, no customer represented more than 10.0% of consolidated accounts receivable.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q, both in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows and elsewhere, contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-Q. These statements are not historical facts, but instead involve known and unknown risks, uncertainties and other factors that may cause our or our company’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward looking statements. Statements in this Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Words such as: “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seeks,” “on-going” or the negative of these terms or other comparable terminology often identify forward-looking statements, although not all forward-looking statements contain these words. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and beliefs concerning future business conditions, our results of operations, financial position and our business outlook, or state other “forward-looking” information based on currently available information. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, the unpredictable nature of the developing alternative fuel U.S. automotive market, customer dissatisfaction with our products or services, the inability to deliver our products on schedule, a further slowing of economic activity, our ability to maintain customer program relationships, our ability to achieve the anticipated benefits in connection with our cost-cutting initiatives and restructuring plan, potential changes in tax policies and government incentives and their effect on the economic benefits of our products to consumers, the continued weakness in financial and credit markets of certain countries, the growth of non-gaseous alternative fuel products and other new technologies, the price differential between alternative gaseous fuels and gasoline, and the repeal or implementation of government regulations relating to reducing vehicle emissions, economic uncertainties caused by political instability in certain of the markets we do business in, the impact of the Argentinean debt crisis on our business, our ability to realign costs with current market conditions, the risks associated with the anticipated merger with Westport Innovations Inc. including that we will be subject to various uncertainties and contractual restrictions while the merger is pending and failure to complete the merger could negatively affect our stock price and future business and financial results, as well as the risks and uncertainties included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and our other periodic reports filed with the SEC. These forward-looking statements are not guarantees of future performance. We cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not place undue reliance on these forward looking statements. The forward-looking statements made in this Form 10-Q relate to events and state our beliefs, intent and our view of future events only as of the date of the filing of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

On September 1, 2015, Fuel Systems, Westport Innovations Inc., an Alberta, Canada corporation (“Westport”), and Whitehorse Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Westport (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the Company will be merged with and into Merger Sub, with the Company surviving the Merger and becoming a direct wholly owned subsidiary of Westport. Pursuant to the Merger Agreement, at the effective time of the merger, each outstanding share of common stock of the Company, will be cancelled and converted into the right to receive 2.129 shares of common shares of Westport, subject to certain adjustments. Consummation of the merger is subject to various closing conditions.

For the three months ended September 30, 2015 revenue decreased approximately $19.5 million, or 22.9%, operating loss increased approximately $19.9 million primarily due to an impairment charge of $13.8 million in September 2015, and basic and diluted earnings per share (“EPS”) went from a loss of $(0.16) in the prior year period, to a loss of $(1.24) in the current period.  For the nine months ended September 30, 2015 revenue decreased approximately $57.7 million, or 22.7%, operating loss decreased approximately $20.6 million primarily due to an impairment charge of $44.3 million in June 2014 offset by an impairment charge of $13.8 million in September 2015, and basic and diluted EPS went from a loss of $(2.46) in the prior year period, to a loss of $(2.16) in the current period. These results were driven primarily by the weakening of local currencies compared to the US dollar, which in the three and nine months ended September 30, 2015 negatively impacted our revenue by approximately $9.1 million and $28.9 million, respectively, the effect of economic uncertainty in the European and Argentinean markets, as well as by lower oil prices resulting in a disincentive for conversions that affect our FSS Automotive operations. Lower sales at our FSS Automotive operations were also attributable to the year-over-year contraction of the aftermarket business in Europe, particularly in Italy, as well as slowdowns experienced in certain Latin American markets primarily in Argentina, in connection with the overall political and economic climate in some regions. Furthermore, our FSS Automotive segment was affected by declining Delayed Original Equipment Manufacturers (“DOEM”) sales in North America partially offset by an increase in Italy. Additionally, we experienced lower compressors sales, primarily in connection with political turmoil in some key markets in the middle-east and Eastern Europe, and also due to changes in product mix to smaller compressors. Lower sales at our FSS Industrial segment for most of our industrial products were primarily the result of increased competition, which resulted in some customers ending certain programs, lower oil prices, as well as continued political unrest in some Asian markets, which were partially offset by higher sales of Auxiliary Power Units (“APU”) in North America. In addition, in the nine months ended September 30, 2015, we recorded a valuation allowance of approximately $7.8 million for deferred tax assets that may not be realized in the future. This allowance has been recorded as a result of increased automotive market weakness and the expected impact of related restructuring activities, in addition to increased costs for the previously announced management changes.

Additionally, in the three and nine months ended September 30, 2015, we recognized impairment charges of approximately $3.3 million and $5.3 million, associated with goodwill and long-lived assets, respectively, in our FSS Automotive segment, and approximately $3.7 million and $1.5 million associated with goodwill and long-lived assets, respectively, in our FSS Industrial segment.  In the nine months ended September 30, 2014, we recognized impairment charges of approximately $35.8 million and $4.4 million, associated with goodwill and long-lived assets, respectively, in our FSS Automotive segment, and of approximately $4.1 million associated with goodwill in our FSS Industrial segment. We recognized a tax benefit of approximately $1.1 million in connection with these impairment charges.

The aforementioned changes and the ensuing lower revenue negatively affected our operating income, which was also further negatively impacted by work force reduction and facilities closing related write-offs of approximately $1.3 million and $3.5 million incurred during the three and nine months ended September 30, 2015, respectively, in connection with rationalization of activities (See Note 18 - Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q).

We continue to expect significant pressure on revenues in the near term due to the combined effect of increased competitive pressure in both our Automotive and Industrial segments, the effects of economic uncertainty in the European and Argentinean markets, the influence of lower oil prices, as well as the strengthening of the US dollar. As a result, we remain focused on implementing a series of restructuring steps to increase operating efficiencies and size our manufacturing footprint to our current revenue base.

Net cash provided by /(used in) operations was approximately $7.5 million and ($4.3) million for the three and nine months ended September 30, 2015, respectively. Our net cash position of $61.0 million, including marketable securities and debt (excluding Restricted Cash), provides us with the adequate capital for working capital and general corporate purposes.

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

During the third quarter of 2015, management determined that the proposed transaction with Westport (see Note 1) provided a sufficient indicator of a potential impairment that required an interim goodwill impairment analysis. As a result, the Company examined the Argentinean reporting units of its FSS Automotive segment, as well as the US reporting unit of its FSS Industrial segment.

Management reviews goodwill for impairment at the reporting unit level. Our reporting units are identified in accordance with Accounting Standard Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other”. As of September 30, 2015 we had two reporting units.

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

The income approach requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins, and capital expenditures. These assumptions are the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the five years forecasted by the reporting units), as well as projections of future gross and operating margins (for the period beyond the forecasted five years). During the third quarter of 2015, in relation with the above-mentioned reporting units, management used discount rates ranging of 13% to 31% and a terminal growth rates of 3% (the differences in discount rates reflect considerations about differences in the underlying businesses, as well as local economic conditions/environments). The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair value measurements and disclosures”.

Due to the complexity and the effort required to estimate the fair value of the reporting units in the step one of the impairment test and to estimate the fair values of all assets and liabilities of the reporting units in the second step of the test, the fair value estimates were derived based on preliminary assumptions and analyses that are subject to change. Based on our preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for each reporting unit within our FSS Automotive and FSS Industrial segments.

As a result during the third quarter of 2015, we recognized, based on our best estimate, impairment charges of approximately $3.3 million in relation with our reporting unit located in Argentina within our FSS Automotive segment, and impairment charges of $3.7 million in relation with our reporting unit located in the US within our FSS Industrial segment. These impairment charges were included as a separate component of operating income for the three and nine months ended September 30, 2015. As a result, as of September 30, 2015, we had no goodwill on our Consolidated Balance Sheet (See Note 15—Impairments in this Form 10-Q for the quarterly period ended September 30, 2015). Any adjustments to the estimated impairment loss following completion of the measurement of the impairment will be recorded in the fourth quarter of 2015.

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

In the third quarter of 2015, we found an indicator of possible impairment of long-lived assets in the operating and cash flow trends, both current and forecasted, which were evidenced by the goodwill impairment analysis in two of our reporting units. In addition to these units, we examined all other asset groups including US Automotive and certain Italian. In its analysis, management determined that the lowest level asset group, for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities, is represented by the respective reporting unit for its US and Argentinean reporting units, whereas for the other Italian operations, the lowest level identifiable asset groups are three, in connection with the core business, car service business and compressor business, respectively. Our recoverability test included some of the same assumptions used in the goodwill impairment tests, with additional considerations to determine future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Considerations on terminal value, adjusted to exclude growth beyond the existing service potential of the asset group, were also factored in the analysis. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820 “Fair value measurements and disclosures”. As a result of the long-lived assets impairment analysis, we recognized impairment charges of approximately $3.0 million and $2.3 million against the carrying values of equipment and leasehold improvements and intangible assets, respectively, at our Italian compressor business and car services asset groups and our US Automotive asset group within our FSS Automotive segment. We also recognized impairment charges of approximately $1.5 million against the carrying values of equipment and leasehold improvements in our US reporting unit within our FSS Industrial segment.  These impairment charges were included as a separate component of operating income for the three and nine months ended September 30, 2015. As a result, as of September 30, 2015, we had approximately $38.0 million of equipment and leasehold improvements, on our Consolidated Balance Sheet (See Note 15—Impairments in this Form 10-Q for the quarterly period ended September 30, 2015).

Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results

Results of Operations

FSS Industrial consists of the Company’s industrial mobile and stationary equipment, auxiliary power unit (APU), and the Company’s heavy duty commercial transportation operations. FSS Automotive consists of the Company’s passenger and light duty commercial transportation, (automotive OEM and aftermarket), and transportation infrastructure operations (compressors).

Results of Operations – Three Months Ended September 30, 2015

(Amounts in tables in thousands, except percentages)

REVENUES

	Three Months Ended September 30,		Change	Percent Change
	2015	2014
FSS Industrial	$24,450	$25,602	$(1,152)	(4.5)%
FSS Automotive	41,145	59,475	(18,330)	(30.8)%
Total Revenues	$65,595	$85,077	$(19,482)	(22.9)%

FSS Industrial. The decrease in revenue is attributable to several factors including the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $0.9 million for the three months ended September 30, 2015.  On a constant currency basis, sales of APUs increased by approximately $2.4 million driven by stronger demand.  This increase was offset by lower sales of mobile equipment, components and stationary products (both in North America and Europe) of approximately $1.5 million, and lower heavy duty business in Asia of approximately $1.3 million.  Overall, our industrial business continues to be affected by lower demand as a result of lower oil prices and increased competition, while our heavy duty business remains negatively impacted by political unrest in Thailand.  We expect pressure on revenues attributable to increased competition to continue in the near term.

FSS Automotive. The decrease in revenue is attributable to several factors including the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $8.1 million for the three months ended September 30, 2015.  On a constant currency basis, aftermarket sales showed a decrease of approximately $4.8 million in most geographic areas but primarily in Europe and Latin America.  The aftermarket business continues to be negatively affected by the overall economic climate in the affected regions, where lower oil prices discourage conversions.  Compressor sales in constant currency decreased by approximately $3.2 million compared to the prior comparable period, primarily driven by political instability in key markets in the Middle East and Eastern Europe.  OEM sales in constant currency were lower by approximately $1.5 million due to lower demand in

Italy and Argentina.  DOEM sales in constant currency experienced a net decrease of approximately $0.9 million primarily in connection with lower volumes in North America partially offset by higher volumes in Italy.

The following represents revenues by geographic location for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,			Percent
	2015	2014	Change	Change
North America:
United States	$18,300	$20,051	$(1,751)	(8.7)%
Canada	1,022	1,182	(160)	(13.5)%
Europe:
Italy	11,342	12,823	(1,481)	(11.5)%
All other	17,033	22,490	(5,457)	(24.3)%
Asia & Pacific Rim	8,561	10,621	(2,060)	(19.4)%
Latin America	9,337	17,910	(8,573)	(47.9)%
Total Revenues	$65,595	$85,077	$(19,482)	(22.9)%

Included in the results discussed above is the net negative impact of the changes of local currencies compared to the US Dollar, which negatively impacted revenue by approximately $9.1 million. All geographic locations experienced decreases in revenue for the three months ended September 30, 2015 when compared to the prior year period, primarily in relation to lower aftermarket sales, DOEM, and industrial product sales.

COST OF REVENUE

	Three Months Ended September 30,		Change	Percent Change
	2015	2014
FSS Industrial	$17,653	$18,447	$(794)	(4.3)%
FSS Automotive	32,807	46,654	(13,847)	(29.7)%
Total Cost of Revenues	$50,460	$65,101	$(14,641)	(22.5)%

FSS Industrial. The decrease in cost of revenue is primarily attributable to the weakening of local currencies compared to the US Dollar, which positively impacted cost of revenue by approximately $1.4 million for the three months ended September 30, 2015.  On a constant currency basis, cost of revenue increased due to higher material and direct labor costs associated with increased volumes of APU partially offset by lower volumes of all other products.  While gross profit dollars decreased compared to the prior period, gross margin percentage increased slightly from the prior period primarily due to the weakening of local currencies as well as change in the mix of the business.

FSS Automotive. The decrease in cost of revenue is primarily attributable to the weakening of local currencies compared to the US dollar, which positively impacted cost of revenue by approximately $6.2 million for the three months ended September 30, 2015.  On a constant currency basis, cost of revenue decreased due to lower material costs of approximately $5.7 million as a result of lower volumes, lower labor costs of approximately $1.2 million and lower facility-related costs of $0.2 million primarily related to restructuring activities performed as well as lower warranty costs of approximately $0.6 million due to lower sales.  Gross profit dollars as well as gross margin percentage decreased from the prior period primarily due to lower sales volumes.

RESEARCH & DEVELOPMENT

	Three Months Ended September 30,		Change	Percent Change
	2015	2014
FSS Industrial	$1,868	$1,938	$(70)	(3.6)%
FSS Automotive	3,386	4,343	(957)	(22.0)%
Total Research and Development	$5,254	$6,281	$(1,027)	(16.4)%

FSS Industrial. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted research and development costs by approximately $0.2 million for the three months ended September 30, 2015.  While we remain committed to invest in research and development projects in order to enhance our current product offerings to better meet our clients’ needs and explore new solutions and alternatives, we also remain focused on rationalizing expenditures and accurately managing costs.

FSS Automotive. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted research and development costs by approximately $0.5 million for the three months ended September 30, 2015.  The remaining decrease relates primarily to lower outside services as we remain focused on rationalizing costs while continuing to work on advancing our existing product lines and solutions and motivated to develop different projects for possible new product offerings.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended September 30,		Change	Percent Change
	2015	2014
FSS Industrial	$3,003	$3,733	$(730)	(19.6)%
FSS Automotive	7,380	9,214	(1,834)	(19.9)%
Corporate	7,035	2,137	4,898	229.2%
Total Selling, General & Administrative	$17,418	$15,084	$2,334	15.5%

FSS Industrial. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted selling, general & administrative costs by approximately $0.3 million for the three months ended September 30, 2015. On a constant currency basis costs decreased primarily due to higher costs associated with a voluntary work force reduction initiative in the three months ended September 30, 2014 of approximately $0.6 million partially offset by higher outside services.

FSS Automotive. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted selling, general & administrative costs by approximately $1.2 million for the three months ended September 30, 2015. On a constant currency basis, costs decreased primarily due to lower costs incurred in the current period for work force reduction compared to the prior year of approximately $0.5 million, additional savings from restructuring activities of approximately $0.6 million partially offset by various asset write- offs in connection with our restructuring activities in the current year period of approximately $0.5 million.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services, and investor relations. Corporate expenses increased primarily as a result of increases in outside services for consultants in connection with restructuring and other strategic and merger related activities.

IMPAIRMENTS

	Three Months Ended September 30,		Change	Percent Change
	2015	2014
FSS Industrial	$5,165	$0	$5,165	NM
FSS Automotive	8,601	0	8,601	NM
Total Impairments	$13,766	$0	$13,766	NM

FSS Industrial. During the three months ended September 30, 2015, we recorded an impairment charge of approximately $3.7 million and $1.5 million, representing the write-off of goodwill, and equipment and leasehold improvements, respectively, associated with our reporting unit located in the U.S. Due to the proposed transaction with Westport (see Note 1 – Basis of Presentation), coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, and equipment and leasehold improvements. Refer to Note 15—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

FSS Automotive. During the three months ended September 30, 2015, we recorded impairment charges of approximately $3.3 million, $2.3 million and $3.0 million representing the write-off of goodwill, intangible assets and equipment and leasehold improvements, respectively, associated with our Argentinean reporting unit, Italian and US asset groups. Due to the proposed transaction with Westport (see Note 1 – Basis of Presentation), coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. Refer to Note 15—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

OPERATING INCOME (LOSS)

	Three Months Ended September 30,		Change	Percent Change
	2015	2014
FSS Industrial	$(3,239)	$1,484	$(4,723)	(318.3)%
FSS Automotive	(11,029)	(736)	(10,293)	1,398.5%
Corporate Expenses	(7,035)	(2,137)	(4,898)	229.2%
Total Operating Income (Loss)	$(21,303)	$(1,389)	$(19,914)	1,433.7%

Operating income (loss) for the three months ended September 30, 2015 increased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense), net includes foreign exchange gains and losses arising from other assets and liabilities which are settled in other currencies. For the three months ended September 30, 2015 we recognized approximately $0.7 million in net losses on foreign exchange, primarily due to the strengthening of the US dollar against the Euro, compared to $0.3 million in net gains on foreign exchange for the three months ended September 30, 2014. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Based upon continued changes to the Venezuelan currency exchange rate mechanisms as well as the continued deterioration of the economic and political situations in Venezuela, we changed the exchange rate we used to remeasure our monetary assets/liabilities in our Venezuelan subsidiary of 199 to 1 while our nonmonetary assets/liabilities remained at the historical rate of 6.3 to 1.  The devaluation of the exchange rate resulted in a net gain of less than $0.1 million for the three months ended September 30, 2015 primarily due to our Venezuelan operations being in a net monetary liability position.

At September 30, 2015, our Venezuelan subsidiary was in a net monetary position of $2.2 million and had non-U.S. Dollar denominated net non-monetary assets of $2.6 million.  At this time it is unclear based upon the current government policies, when considered with the foreign exchange process and other circumstances in Venezuela, whether these events will have any additional impact on the operations of our Venezuelan subsidiary.

Benefit/(Provision) for Income Taxes.

Income tax expense for the three months ended September 30, 2015 was approximately $0.5 million, representing an effective tax rate of (2.4%), compared to an income tax expense for the three months ended September 30, 2014 of approximately $2.2 million, representing an effective tax rate of (209.5)%. The change in the effective tax rate is primarily a result of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no income tax benefit has been recorded. A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the three months ended September 30, 2015 and 2014, we incurred a pre-tax loss of approximately $20.2 million and $4.1 million, respectively, in the loss jurisdictions. Accordingly, for the three months ended September 30, 2015 and 2014, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Results of Operations – Nine Months Ended September 30, 2015

(Amounts in tables in thousands, except percentages)

REVENUES

	Nine Months Ended September 30,		Change	Percent Change
	2015	2014
FSS Industrial	$73,710	$80,230	$(6,520)	(8.1)%
FSS Automotive	122,363	173,534	(51,171)	(29.5)%
Total Revenues	$196,073	$253,764	$(57,691)	(22.7)%

FSS Industrial. The decrease in revenue is attributable to several factors including the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $3.6 million for the nine months ended September 30, 2015.  On a constant currency basis, sales of mobile equipment, components and stationary products (both in North America and Europe) decreased by approximately $8.5 million including a $3.8 million impact associated with the loss of a significant customer, and lower heavy duty business in Asia of approximately $3.4 million.  These decreases were partially offset by higher sales of auxiliary power units of $8.1 million in North America.  Overall, our industrial business continues to be affected by lower demand as a result of lower oil prices and increased competition, while our heavy duty business remains negatively impacted by political unrest in Thailand.  We expect pressure on revenues attributable to increased competition to continue in the near term.

FSS Automotive. The decrease in revenue is attributable to several factors including the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $25.3 million for the nine months ended September 30, 2015.  On a constant currency basis, aftermarket sales showed a decrease of approximately $19.3 million in most geographic areas but primarily in Europe and Latin America.  The aftermarket business continues to be negatively affected by the overall economic climate in the affected regions, where lower oil prices discourage conversions.  Compressor sales in constant currency decreased by approximately $6.1 million compared to the prior comparable period, primarily driven by political instability in key markets in the Middle East and Eastern Europe.  DOEM sales in constant currency experienced a net decrease of approximately $5.3 million primarily in connection with lower volumes in North America partially offset by higher volumes in Italy.

The following represents revenues by geographic location for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,			Percent
	2015	2014	Change	Change
North America:
United States	$59,567	$65,657	$(6,090)	(9.3)%
Canada	3,290	3,464	(174)	(5.0)%
Europe:
Italy	34,998	38,323	(3,325)	(8.7)%
All other	45,497	66,880	(21,383)	(32.0)%
Asia & Pacific Rim	23,606	31,511	(7,905)	(25.1)%
Latin America	29,115	47,929	(18,814)	(39.3)%
Total Revenues	$196,073	$253,764	$(57,691)	(22.7)%

Included in the results discussed above is the net negative impact of the changes of local currencies compared to the US Dollar, which negatively impacted revenue by approximately $28.9 million. All geographic locations experienced decreases in revenue for the nine months ended September 30, 2015 when compared to the prior year period, primarily in relation to lower aftermarket sales, DOEM, and industrial product sales.

COST OF REVENUE

	Nine Months Ended September 30,		Change	Percent Change
	2015	2014
FSS Industrial	$52,539	$58,154	$(5,615)	(9.7)%
FSS Automotive	98,922	140,381	(41,459)	(29.5)%
Total Cost of Revenues	$151,461	$198,535	$(47,074)	(23.7)%

FSS Industrial. The decrease in cost of revenue is primarily attributable to the weakening of local currencies compared to the US dollar, which positively impacted cost of revenue by approximately $4.3 million for the nine months ended September 30, 2015.  On a constant currency basis, cost of revenue decreased due to lower material costs associated with decreased volumes in almost all products as well as lower compensation related expenses of approximately $0.7 million due to restructuring activities.  These decreases were partially offset by higher material costs for APUs due to higher sales volumes as well as higher warranty costs associated with higher APU volumes.  While gross profit dollars decreased due to the effects of lower volumes, gross margin for the nine months ended September 30, 2015 increased due to the positive effect associated with the loss of sales to the above mentioned customer which historically had low margins as well as the benefit of weakening of local currencies.

FSS Automotive. The decrease in cost of revenue is primarily attributable to the weakening of local currencies compared to the US dollar, which positively impacted cost of revenue by approximately $20.5 million for the nine months ended September 30, 2015.  On a constant currency basis, cost of revenue decreased due to lower material costs of approximately $16.8 million as a result of lower volumes, and lower labor costs of approximately $2.8 million due primarily to certain restructuring activities performed. There were lower net depreciation and amortization expenses of approximately $0.3 million related to the write-off of intangible assets and equipment and leasehold improvements in the second quarter of 2014.  While gross profit decreased in dollar terms due to the effects of lower volumes, the gross margin percentage for the nine month period ended September 30, 2015 remained relatively flat compared to the prior year due to the positive effects of our restructuring programs offsetting lower sales volumes.

RESEARCH & DEVELOPMENT

	Nine Months Ended September 30,		Change	Percent Change
	2015	2014
FSS Industrial	$5,383	$5,947	$(564)	(9.5)%
FSS Automotive	10,685	13,840	(3,155)	(22.8)%
Total Research and Development	$16,068	$19,787	$(3,719)	(18.8)%

FSS Industrial. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted research and development costs by approximately $0.6 million for the nine months ended September 30, 2015.  While we remain committed to invest in research and development projects in order to enhance our current product offerings to better meet our clients’ needs and explore new solutions and alternatives, we also remain focused on rationalizing expenditures and accurately managing costs.

FSS Automotive. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted research and development costs by approximately $1.9 million for the nine months ended September 30, 2015.  The remaining decrease relates primarily to lower outside services as we remain focused on rationalizing costs while continuing to work on advancing our existing product lines and solutions and motivated to develop different projects for possible new product offerings

SELLING, GENERAL & ADMINISTRATIVE

	Nine Months Ended September 30,		Change	Percent Change
	2015	2014
FSS Industrial	$9,298	$10,221	$(923)	(9.0)%
FSS Automotive	21,580	26,871	(5,291)	(19.7)%
Corporate	14,921	5,588	9,333	167.5%
Total Selling, General & Administrative	$45,799	$42,680	$3,119	7.3%

FSS Industrial. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted costs by approximately $0.9 million for the nine months ended September 30, 2015. On a constant currency basis costs increased primarily due to higher outside services offset by lower compensation and related expenses in connection with decreased headcount.

FSS Automotive. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted costs by approximately $4.0 million for the nine months ended September 30, 2015. On a constant currency basis, costs decreased primarily due to additional savings from restructuring activities of approximately $1.4 million as well as lower advertising costs of approximately $0.1 million. These decreases were partially offset by higher costs associated with various asset write-offs in connection with our restructuring activities in the current year period of approximately $0.6 million.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services, and investor relations. Corporate expenses increased primarily as a result of increases in outside services for consultants in connection with restructuring and other strategic and merger related activities.

IMPAIRMENTS

	Nine Months Ended September 30,		Change	Percent Change
	2015	2014
FSS Industrial	$5,165	$4,158	$1,007	24.2%
FSS Automotive	8,601	40,183	(31,582)	(78.6)%
Total Impairments	$13,766	$44,341	$(30,575)	(69.0)%

FSS Industrial. During the nine months ended September 30, 2015, we recorded an impairment charge of approximately $3.7 million and $1.5 million, representing the write-off of goodwill, and equipment and leasehold improvements, respectively, associated with our reporting unit located in the U.S. Due to the proposed transaction with Westport (see Note 1 – Basis of Presentation), coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, and equipment and leasehold improvements. During the nine months ended September 30, 2014, we recorded an impairment charge of approximately $4.2 million, representing the write-off of goodwill associated with our reporting units located in Canada and in the Netherlands. Due to the trading values of our stock, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. Refer to Note 15—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

FSS Automotive. During the nine months ended September 30, 2015, we recorded impairment charges of approximately $3.3 million, $2.3 million and $3.0 million representing the write-off of goodwill, intangible assets and equipment and leasehold improvements, respectively, associated with our Argentinean reporting unit, Italian and US asset groups. Due to the proposed transaction with Westport (see Note 1 – Basis of Presentation), coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. During the nine months ended September 30, 2014, we recorded impairment charges of approximately $35.8 million, $1.7 million and $2.7 million representing the write-off of goodwill, intangible assets, and equipment and leasehold improvements, respectively, associated with our Italian and US reporting units. Due to the trading values of our stock, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements.  Refer to Note 15—Impairments in the Notes to Consolidated Financial Statements for additional discussion.

OPERATING INCOME (LOSS)

	Nine Months Ended September 30,		Change	Percent Change
	2015	2014
FSS Industrial	$1,325	$1,750	$(425)	(24.3)%
FSS Automotive	(17,425)	(47,741)	30,316	(63.5)%
Corporate Expenses	(14,921)	(5,588)	(9,333)	167.0%
Total Operating Income (Loss)	$(31,021)	$(51,579)	$20,558	(39.9)%

Operating income (loss) for the nine months ended September 30, 2015 increased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense), net includes foreign exchange gains and losses arising from other assets and liabilities which are settled in other currencies. For the nine months ended September 30, 2015, we recognized approximately $0.2 million in net losses on foreign exchange, primarily due to the strengthening of the US dollar against the Euro, compared to $1.5 million in net gains on foreign exchange for the nine months ended September 30, 2014. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Based upon continued changes to the Venezuelan currency exchange rate mechanisms as well as the continued deterioration of the economic and political situations in Venezuela, we changed the exchange rate we used to remeasure our monetary assets/liabilities in our Venezuelan subsidiary of 199 to 1 while our nonmonetary assets/liabilities remained at the historical rate of 6.3 to 1.  The devaluation of the exchange rate resulted in a net gain of less than $0.1 million for the nine months ended September 30, 2015 primarily due to our Venezuelan operations being in a net monetary liability position.

At September 30, 2015, our Venezuelan subsidiary was in a net monetary position of $2.2 million and had non-U.S. Dollar denominated net non-monetary assets of $2.6 million.  At this time it is unclear based upon the current government policies, when considered with the foreign exchange process and other circumstances in Venezuela, whether these events will have any additional impact on the operations of our Venezuelan subsidiary.”

Benefit/(Provision) for Income Taxes.

Income tax expense for the nine months ended September 30, 2015, was approximately $9.6 million, representing an effective tax rate of (31.2%), compared to an income tax benefit for the nine months ended September 30, 2014 of approximately $0.4 million, which included an approximately $1.1 million income tax benefit associated with impairment charges, representing an effective tax rate of 0.8%. The change in the effective tax rate is primarily a result of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no income tax benefit has been recorded. Income tax expense for the nine months ended September 30, 2015 was impacted by approximately $7.8 million related to an increase in our valuation allowance on deferred tax assets, as we have determined that it is more likely than not that the deferred tax assets of our subsidiaries in Italy will not be realized in the current year for reasons previously discussed. In addition to the valuation allowance recorded in connection with the deferred tax assets in Italy in the current quarter, a full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the nine months ended September 30, 2015 and 2014, we incurred a pre-tax loss of approximately $33.2 million and $7.2 million, respectively, in the loss jurisdictions. Accordingly, for the nine months ended September 30, 2015 and 2014, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Liquidity and Capital Resources

Overview—Our primary sources of liquidity are cash provided by operating activities and debt financing. Additionally, from time to time we raise funds from the equity capital markets to fund our working capital and general corporate purposes, which may include expansion of our business, additional repayment of debt and financing of future acquisitions of companies or assets. We believe the amounts available to us under our various credit agreements together with cash on hand will continue to allow us to meet our needs for working capital and other cash needs for worldwide operations for at least the next 12 months. For periods beyond 12 months, although we do not have any plans to do so, we may seek additional financing to fund future operations through future offerings of equity or debt securities or through agreements with corporate partners with respect to the development of our technologies and products. However, we can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all. Nevertheless, our ability to satisfy our working capital requirements will substantially depend upon our future operating performance (which may be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. We continue to evaluate our need to increase liquidity.

On November 3, 2014, our Board of Directors approved a share repurchase program for up to $25.0 million of our common stock. The program was expected to continue for up to one year and has concluded on November 3, 2015. Purchases under the repurchase program were made from time to time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. Shares are repurchased at prevailing market prices based on market conditions and other factors.  As of September 30, 2015, the total number of shares repurchased under this program in the open market was 2,041,066.

We earn a significant amount of our operating results outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions; however, we had accrued (as a reduction to net operating loss carry-forwards) residual U.S. taxes on approximately $30.0 million of earnings not considered to be indefinitely reinvested. Following repatriation of earnings in 2014 and 2013 of $26.3 million and $3.3 million, respectively, we currently have accrued residual U.S. taxes on approximately $0.3 million of earnings not considered to be indefinitely reinvested.  This amount was deemed to be a constructive dividend creating taxable income for US income tax purposes; upon distribution of earnings in the form of dividend, or otherwise, in excess of these amounts, we may be subject to US income taxes. In addition, we would be subject to withholding taxes payable to various foreign countries. As of September 30, 2015, we had approximately $37.1 million of cash and marketable securities held in accounts outside the U.S., primarily in Europe. We currently intend to repatriate a portion of these funds; however, we do not intend nor foresee the need to repatriate funds in excess of the $0.3 million of earnings not considered to be indefinitely reinvested. We expect existing cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months.

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

Our ratio of current assets to current liabilities was approximately 3:1 at both September 30, 2015 and December 31, 2014. At September 30, 2015, our total working capital decreased by $46.3 million, to $131.6 million from $177.9 million at December 31, 2014. This decrease is primarily due to the following: (1) a decrease of approximately $31.1 million in cash and cash equivalents, primarily attributable to the net effect of our operating and financing activities (share repurchase program effect of approximately $17.1 million); (2) a decrease of approximately $7.8 million in current deferred tax assets, net primarily attributable to an increase in our valuation allowance as we deemed more likely than not that the deferred tax assets of our subsidiaries in Italy will not be realized in the foreseeable future; and (3) a net decrease of approximately $13.3 million in inventory attributable to our FSS Automotive in relation to the strengthening of the US dollar against local currencies, which were all partially offset by a net decrease of approximately $14.0 million in accounts payable primarily attributable to our FSS Automotive operations in relation with both higher activity in the prior period and the strengthening of the US dollar against local currencies. Included in the net decrease commented above were approximately $6.9 million of net decreases attributable to changes in foreign currencies exchange rates.

The following table provides a summary of our operating, investing and financing activities as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(4,347)	$9,524
Investing activities	(6,842)	(13,767)
Financing activities	(17,143)	(90)
Effect on cash of changes in exchange rates	(2,805)	(3,142)
Net decrease in cash and cash equivalents	$(31,137)	$(7,475)

Cash Flow from Operating Activities. We prepare our statement of cash flows using the indirect method. Under this method, we reconcile net loss to cash flows from operating activities by adjusting net loss for those items that impact net loss but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to depreciation and amortization, provisions for inventory reserves and doubtful accounts; gains and losses from various transactions and changes in the consolidated balance sheet for working capital from the beginning to the end of the period.

2015 compared to 2014. In 2015, our net cash flow used in operating activities was $4.3 million, a decrease of $13.9 million from the net cash flow provided by operating activities in the nine months ended September 30, 2014. This change was primarily driven by the net effect of changes in net working capital and other balance sheet accounts. These changes include decreases in operating cash inflows associated with accounts receivable (primarily in relation with higher sales in the prior period), decreases in positive operating cash flows associated with accounts payable (primarily in relation with timing of payments), as well as decreases in operating cash flows associated with other current assets.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of property, plant and equipment (“PP&E”) expenditures, as well as investments.

In 2015, our PP&E additions were approximately $5.8 million, approximately 46% less than the prior period, primarily in relation with lower capital expenditures at our FSS Automotive operations. Additionally, during the nine months ended September 30, 2015, time deposits of $5.0 million, which had previously been reimbursed upon expiration, were reinvested in similar instruments, together with an additional $1.0 million.

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

Credit Agreements

Information about our credit agreements, borrowings, existing lines of credit, and covenants can be found in Note 11– Debt Payable, in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements.

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

Item  3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Management. We operate on a global basis and are exposed to currency fluctuations related to the manufacture, assemblee and sale of our products in currencies other than the U.S. Dollar. The major foreign currencies involve the markets in the European Union, Argentina, Canada and Australia. Movements in currency exchange rates may affect the translated value of our earnings and cash flows associated with our foreign operations as well as the translation of the net asset or liability positions that are denominated in foreign currencies. In addition, we are exposed to significant volatility from countries that could devalue their currencies, such as Argentina. In countries outside of the United States, we generally generate revenues and incur operating expenses denominated in local currencies. These revenue and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. We monitor this risk and attempt to minimize the exposure to our net results through the management of cash disbursements in local currencies.

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three and nine months ended September 30, 2015 by approximately $1.5 million and $3.5 million, respectively. We may seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries when necessary. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

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

Internal Control Over Financial Reporting

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of the ordinary course of our business including, but not limited to, product liability, asbestos related liability, employment matters, patent and trademarks, and customer account collections. We are not a party to, and, to our knowledge, there are not threats of any claims or actions against us, the ultimate disposition of which would have a material adverse effect on our consolidated results of operations or liquidity.  We are aware of four putative stockholder class actions that have been filed since the announcement of the merger with Westport which challenge the proposed merger.  We believe that the claims are without merit and intend to defend the actions vigorously.

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

The Company will be subject to various uncertainties and contractual restrictions while the merger is pending that could adversely affect its financial results.

Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with the Company to seek to change existing business relationships with the Company. Employee retention and recruitment may be particularly challenging prior to completion of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect the Company’s financial results.

In addition, the merger agreement restricts the Company from making certain acquisitions and dispositions and taking other specified actions while the merger is pending without Westport’s consent. These restrictions may prevent the Company from pursuing attractive business opportunities and making other changes to their respective businesses prior to completion of the merger or termination of the merger agreement.

Failure to complete the merger could negatively affect the Company’s stock price, its future business and financial results.

If the merger is not completed, the Company’s ongoing businesses may be adversely affected and the Company will be subject to several risks and consequences, including the following:

•	under the merger agreement, the Company may be required, under certain circumstances, to pay Westport a termination fee of USD $5.5 million;

•

the Company will be required to pay the costs and expenses it incurred related to the merger, whether or not the merger is completed, such as the fees and expenses of its legal, accounting and financial advisors, including in connection with certain due diligence investigations related thereto. In addition, the fees and expenses related to the printing and filing of the proxy statement/prospectus will be shared by the Company and Westport, other than attorneys’ and accountants’ fees;

•	the Company would not realize the expected benefits of the merger;
•

under the merger agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies;

•

matters relating to the merger may require substantial commitments of time and resources by the Company’s management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company as an independent company; and

•

the Company may lose key employees during the period in which the Company and Westport are pursuing the merger, which may adversely affect the Company in the future if it is not able to hire and retain qualified personnel to replace departing employees.

In addition, if the merger is not completed, the Company may experience negative reactions from the financial markets and from its customers and employees. The Company also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against the Company to attempt to force it to perform their respective obligations under the merger agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, we did not sell any equity securities not registered under the Securities Act of 1933, as amended.

On November 3, 2014, our Board of Directors approved a share repurchase program for up to $25.0 million of our common stock. The program was expected to continue for up to one year and has concluded as of November 3, 2015.  Purchases under the repurchase program were made from time to time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. Shares are repurchased at prevailing market prices based on market conditions and other factors.

During the third quarter of 2015 we repurchased zero shares of our common stock. Under the approved share repurchase program referenced above, a total of 2,041,066 shares have been repurchased as of September 30, 2015.  The approximate value of the shares that may yet be repurchased as of September 30, 2015 equals approximately $4.5 million.

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

During the third quarter of 2015, the Company determined that the proposed transaction with Westport (see Note 1 – Basis of Presentation) provided a sufficient indicator of a potential impairment that required an interim goodwill impairment analysis. As a result, the Company examined the Argentinean reporting unit of its FSS Automotive segment, as well as the US reporting unit of its FSS Industrial segment.

Due to the complexity and the effort required to estimate the fair value of the reporting units in the step one of the impairment test and to estimate the fair values of all assets and liabilities of the reporting units in the second step of the test, the fair value estimates were derived based on preliminary assumptions and analyses that are subject to change. Based on the Company’s preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the reporting unit within the FSS Automotive segment, as well as for the reporting unit within the FSS Industrial segment.

As a result during the third quarter of 2015, the Company recognized, based on its best estimate, impairment charges of $3.3 million, in relation with its reporting unit located in Argentina within its FSS Automotive segment, and impairment charge of $3.7 million, in relation with its reporting unit located in the US within its FSS Industrial segment. These impairment charges were included as a separate component of operating income for the three and nine months ended September 30, 2015. As a result, as of September 30, 2015, the Company had no goodwill on its Consolidated Balance Sheet. Any adjustments to the estimated impairment loss following completion of the measurement of the impairment will be recorded in the fourth quarter of 2015.

In addition, in accordance with ASC Topic 360, “Impairment and Disposal of Long-Lived Asset”, the Company concluded that a triggering event occurred, requiring the assessment of impairment for certain of its long-lived assets. Upon completion of the assessment, the Company concluded that long-lived assets were impaired and recorded a $5.3 million impairment charge associated with intangible assets and equipment and leasehold improvements within its FSS Automotive segment and a $1.5 million impairment charge associated with equipment and leasehold improvements within its FSS Industrial segment.

For more information, see Note 15 to the Financial Statements included in this Form 10-Q.

Item 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report:

2.1

Agreement and Plan of Merger, dated as of September 1, 2015, by and among Fuel Systems Solutions, Inc., Westport Innovations Inc. and Whitehorse Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 2, 2015).

3.1

Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 2, 2013).
4.1

Amendment No. 2 to Stockholder Protection Rights Agreement, dated September 11, 2015, by and between Fuel Systems Solutions, Inc. and Computershare Inc. (as successor rights agent to Mellon Investor Services LLC) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 14, 2015).

10.1

Voting Agreement, dated September 1, 2015, by and among Fuel Systems Solutions, Inc., Westport Innovations Inc. and Kevin Douglas (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2015)

10.2	Amendment No. 1 to the Fuel Systems Solutions, Inc. 2011 Stock Option Plan, effective as of August 30, 2015.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

FUEL SYSTEMS SOLUTIONS, INC.
Date: December 11, 2015	By:	/s/ PIETRO BERSANI
Pietro Bersani
Chief Financial Officer and a duly authorized officer