Form 10-K
period 2015-12-31
Fuel Systems Solutions, Inc.
filed 2016-03-14
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015, was approximately $108.5 million based upon the closing sale price of the registrant’s common stock of $7.48 on June 30, 2015, as reported on the Nasdaq Stock Market.

As of March 7, 2016, the registrant had 18,094,043 shares of common stock, $0.001 par value per share, outstanding.

FUEL SYSTEMS SOLUTIONS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K. These statements are not historical facts, but instead involve known and unknown risks, uncertainties and other factors that may cause our or our company’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward looking statements. Statements in this Form 10-K that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Words such as: “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seeks,” “on-going” or the negative of these terms or other comparable terminology often identify forward-looking statements, although not all forward-looking statements contain these words. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and beliefs concerning future business conditions, our results of operations, financial position and our business outlook, or state other “forward-looking” information based on currently available information. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, the unpredictable nature of the developing alternative fuel US automotive market, customer dissatisfaction with our products or services, the inability to deliver our products on schedule, a further slowing of economic activity, our ability to maintain customer program relationships, our ability to achieve the anticipated benefits in connection with our cost-cutting initiatives and restructuring plan, potential changes in tax policies and government incentives and their effect on the economic benefits of our products to consumers, the continued weakness in financial and credit markets of certain countries, the growth of non-gaseous alternative fuel products and other new technologies, the price differential between alternative gaseous fuels and gasoline, and the repeal or implementation of government regulations relating to reducing vehicle emissions, economic uncertainties caused by political instability in certain of the markets we do business in, the impact of the Argentinean debt crisis on our business, our ability to realign costs with current market conditions, the risks associated with the anticipated merger with Westport Innovations Inc. including that we will be subject to various uncertainties and contractual restrictions while the merger is pending and failure to complete the merger could negatively affect our stock price and future business and financial results, as well as the risks and uncertainties included in Item 1A, “Risk Factors” of this Form 10-K.  These forward-looking statements are not guarantees of future performance. We cannot assure you that the forward-looking statements in this Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not place undue reliance on these forward looking statements. The forward-looking statements made in this Form 10-K relate to events and state our beliefs, intent and our view of future events only as of the date of the filing of this Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

On March 6, 2016 the Company entered into an Amendment to the Merger Agreement.  This Amendment changed the exchange ratio from 2.129 shares to a range of 3.0793 to 2.129 shares depending on the weighted average price of Westport shares as defined by the Amendment.

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

Automotive

According to the most recent statistics from the World LP Gas Association and International Association for Natural Gas Vehicles, there are over 25 million propane, or LPG, vehicles and approximately 16.7 million natural gas vehicles in use worldwide, either for personal mobility, fleet conveyance, or public transportation. As the world’s vehicle population increases, it is expected that the passenger vehicle fleet growth will occur in developing countries within Asia, North Africa and areas of the Middle East. These regions currently have the lowest ratio of vehicles per one thousand people and are slated to grow rapidly over the next ten years as economic improvements stimulate personal vehicle ownership. In Europe, Asia and Latin America, alternative fuel vehicles operating on propane and natural gas are widely available through OEM and aftermarket distribution channels and have gained important penetration of total vehicles in circulation in many countries.

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

In 2015, 2014, and 2013, no customers represented more than 10.0% of our consolidated sales. During 2015, 2014, and 2013, sales to our top ten customers accounted for 28.4%, 26.3%, and 34.1% of our consolidated sales, respectively. If our largest customer or several of these key customers were to reduce their orders substantially, we would suffer a decline in sales and profits, and those declines could be substantial.

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

During the years 2015, 2014, and 2013, sales to distributors accounted for 78.4%, 77.5%, and 71.6%, respectively, of our revenue, and sales to OEM customers accounted for 21.6%, 22.5%, and 28.4%, respectively, of our revenue.

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

Research and Development

Our research and development programs provide the technical capabilities that are required for the development of systems and products that support the use of gaseous fuels in internal combustion engines. Our research and development is focused on fuel delivery and electronic control systems and products for motor vehicles, engines, forklifts, stationary engines and small industrial engines. Over the past few years, we expanded our research and development facility in Italy and in the U.S. to continue to serve our customers with new products and capabilities. Our research and development expenditures were approximately $21.2 million, $26.2 million, and $27.5 million, in 2015, 2014, and 2013, respectively.

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

Employees

As of December 31, 2015, we employed approximately 1,300 persons. Of these employees, approximately 300 were employed in our FSS Industrial operations, of which approximately 170 are non-US employees, and approximately 1,000 were employed in our FSS Automotive operations, of which approximately 900 are foreign employees. Employees in Italy, the Netherlands and Argentina are represented by a collective bargaining agreement. Personnel employed by our foreign subsidiaries are often subject to national labor contracts. We consider our relations with our current employees and unions to be good.

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

Risks Related to the Merger

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

In addition, the merger agreement restricts the Company from making certain acquisitions and dispositions and taking other specified actions while the merger is pending without Westport Innovations Inc.’s (“Westport”) consent. These restrictions may prevent the Company from pursuing attractive business opportunities and making other changes to their respective businesses prior to completion of the merger or termination of the merger agreement.

Failure to complete the merger could negatively affect the Company’s stock price, its future business and financial results.

If the merger is not completed, the Company’s ongoing businesses may be adversely affected and the Company will be subject to several risks and consequences, including the following:

•	under the merger agreement, the Company may be required, under certain circumstances, to pay Westport a termination fee of USD $5.5 million as well as reasonable and documented expenses;
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

Risks Related to our Business

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

We do not have long-term contracts with our customers. Generally, our product sales are made on a purchase order basis, which allows our customers to reduce or discontinue their purchases from us. Accordingly, we cannot predict the timing, frequency or size of our future customer orders. Our ability to accurately forecast our sales is further complicated by the continuing global economic and financial uncertainty. Our total inventory at December 31, 2015 was $62.7 million, a decrease of $17.3 million compared to our total inventory at December 31, 2014. If we fail to anticipate the changing needs of our customers and accurately forecast our customer demands, our existing and potential customers may not place orders with us, which would decrease our revenue, and we may accumulate significant inventories of products that we will be unable to sell which may result in a significant decline in the value of our inventory. As a result, our revenue, gross profit and other operating results and cash flows may be materially and adversely affected.

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

Weak economic conditions, such as those being experienced in Europe and South America, may materially impact our customers and suppliers with which we do business. Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders, reduce the volume of products they purchase from us in the future or seek price concessions. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers who operate in cyclical industries or who may not be able to secure sufficient credit in order to honor their obligations to us. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations, liquidity and financial condition.

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

For the year ended December 31, 2015, non-U.S. operations accounted for approximately 83.6% of our revenue. Most revenues and expenses of our non-U.S. operations are in local currency. Our financial statements are presented in U.S. dollars, therefore, gains and losses on the conversion of foreign currency denominated expenses into U.S. dollars could cause fluctuations in our operating results, and fluctuating exchange rates could cause significantly reduced revenue and gross margins from non-U.S. dollar-denominated revenue, which could materially and adversely affect our overall financial results.

Also, for the year ended December 31, 2015, Euro and Argentina peso denominated revenues accounted for approximately 55.6% and 10.8%, respectively, of our total revenue; therefore a substantial appreciation in the rate of exchange of the U.S. dollar against the Euro and the Argentina peso could have a significant adverse effect on our financial results.

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

In addition to our operations in the United States, we currently operate in Canada, Italy, the Netherlands, Japan, and Argentina, and market our products and technologies in other international markets, including both industrialized and developing countries. During the years ended December 31, 2015, 2014, and 2013 approximately 30.6%, 27.2%, and 29.7% of our revenue, respectively, was derived from sales to customers located within the United States and Canada. During the years ended December 31, 2015, 2014, and 2013 approximately 69.4%, 72.8%, and 70.3% of our revenue, respectively, was derived from sales to customers located in Asia-Pacific, Europe, and Latin America. Additionally, at December 31, 2015, approximately 83.4% of our employees and 59.2% of our distributors and dealers worldwide were located outside the United States. Political and economic instability or civil unrest in the markets where we operate, including Venezuela, could have a material adverse impact on our sales.

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

Some of our foreign subsidiaries in the past have sold fuel delivery systems, related parts and accessories to customers in countries currently subject to sanctions and embargoes imposed by the U.S. government, the E.U., the United Nations, and other countries when we did not believe such sales violated these sanctions or embargoes. We may sell products into countries currently subject to sanctions or embargoes if we believe those sales would not violate the sanctions or embargos and the changing embargo regimes with respect to such countries do not present inappropriate business risks. However, the sanctions are complex and are constantly changing. Changing embargo and sanction regimes can make unlawful activities which were previously lawful. We may decide not to sell into countries because of the risk of changing regimes. We believe we have procedures in place to conduct U.S. and foreign operations without violating U.S., E.U., or other sanctions. However, if we fail to comply with U.S. sanctions, EU sanctions or other sanctions, we could be subject to material fines and penalties and incur damage to our reputation, which may lead to a reduction in the market price of our common stock.

In addition, our foreign subsidiaries’ sales into such countries, even if they did not violate the sanctions and embargos, could reduce demand for our common stock among certain of our investors.

We have intangible assets that may become impaired, which could impact our results of operations.

Approximately $2.7 million, or 1.2%, of our total assets at December 31, 2015 were net intangible assets, including technology, customer relationships and trade name. We amortize the intangible assets, based on our estimate of their remaining useful lives and their values at the time of acquisition. We are required to test the intangible assets with definite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the intangible assets may not be recoverable. If impairment exists in any of these assets, we are required to write-down the related asset to its estimated recoverable value as of the measurement date. Such impairment write-downs may significantly impact our results of operations and financial position. For the year ended December 31, 2015, we recognized an impairment charge of approximately $2.3 million representing write-off of intangible assets associated with two of our reporting units. For the year ended December 31, 2014, we recognized an impairment charge of approximately $1.7 million representing write-off of intangible assets associated with two of our reporting units.

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

We have established relationships with third party suppliers that provide materials and components for our products. A supplier’s failure to supply materials or components in a timely manner or to supply materials and components that meet our quality, quantity or cost requirements, combined with a delay in our ability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, would harm our ability to manufacture our products effectively, or would significantly increase our production costs, either of which could materially and adversely affect us. In addition, we rely on a limited number of suppliers for certain proprietary die cast parts, electronics, software, catalysts and engines for use in our end products. Approximately 29.1%, 23.0%, and 26.7% of our purchases of raw materials and services during the years ended December 31, 2015, 2014, and 2013, respectively, were supplied by ten entities. During 2015, 2014, and 2013, no suppliers represented more than 10.0% of our purchases of raw materials and services.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s time and attention.

From January 1, 2015 through December 31, 2015, our stock price fluctuated from a low of $3.81 to a high of $11.64. From January 1, 2014 through December 31, 2014, our stock price fluctuated from a low of $8.00 to a high of $14.20. From January 1, 2013 through December 31, 2013, our stock price fluctuated from a low of $12.25 to a high of $21.44. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Any securities litigation could result in substantial costs and could divert the time and attention of our management.

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

Facilities

Our executive offices are located in New York, New York. We currently lease additional manufacturing, research and development and general office facilities, under leases expiring through 2020, in the following locations set forth below:

Location	Principal Uses	Square Footage
FSS Industrial Operations:
Ontario, Canada	Sales, marketing application, development and assembly, manufacturing	110,000
Santa Ana, California	Sales, manufacturing, design, and development	108,000
Delfgauw, Holland	Sales, marketing application, development and assembly	20,000
Calgary, Canada	Sales, marketing application, development and assembly	11,000
FSS Automotive Operations:
Cherasco, Italy	Sales, marketing application, development and assembly, manufacturing	644,000
Beccar, Argentina	Sales, marketing and assembly, manufacturing	129,000
Sterling Heights, Michigan	Sales, marketing application, development and assembly	83,000
Union City, Indiana	Sales, marketing application and assembly	75,000
Changodar (Ahmedabad), India	Sales and assembly	85,000
Cesena, Italy	Sales, marketing application, development and assembly	11,000
Badia, Italy	Sales and assembly	8,000
Total		1,284,000

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

Our common stock is traded on the NASDAQ Stock Market under the symbol “FSYS.” As of March 7, 2016, there were approximately 224 holders of record of our common stock. The closing price of our common stock as reported on the Nasdaq Stock Market was $ 5.88.

The high and low per share prices of our common stock as reported on the Nasdaq Stock Market were as follows:

	High	Low
Year Ended December 31, 2015
First Quarter	$11.64	$9.47
Second Quarter	$11.57	$7.20
Third Quarter	$7.73	$4.80
Fourth Quarter	$7.64	$3.81
Year Ended December 31, 2014
First Quarter	$14.20	$10.02
Second Quarter	$11.48	$9.25
Third Quarter	$11.40	$8.70
Fourth Quarter	$11.88	$8.00

The chart below provides a comparison of the cumulative total stockholder return on our common stock with that of a broad equity market index and either a published industry index or a peer group index.

The chart below compares the cumulative total stockholder return on our common stock since December 31, 2011 measured at the end of each fiscal year with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Transportation Index over the same period (assuming the investment of $100 and reinvestment of all dividends).

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Fuel Systems	$100.00	$88.17	$84.11	$66.34	$29.65
Nasdaq Composite Index	$100.00	$115.91	$160.32	$181.80	$192.21
Nasdaq Transportation Index	$100.00	$104.95	$136.44	$181.99	$153.41

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

Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the three years ended December 31, 2015 which were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On November 3, 2014, our Board of Directors approved a share repurchase program for up to $25.0 million of our common stock. The program was expected to continue for up to one year and concluded on November 3, 2015. Purchases under the repurchase program were made from time to time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. Shares were repurchased at prevailing market prices based on market conditions and other factors.  No shares were repurchased in the three month period ending December 31, 2015.

Total shares repurchased under the above-mentioned approved program in the open market was 2,041,066.

Item 6.	Selected Financial Data.

The following selected financial data with respect to our Consolidated Statements of Income data for each of the years ended December 31, 2015, 2014, 2013, 2012 and 2011, and the Consolidated Balance Sheet data as of the end of each such fiscal year are derived from our audited consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements and the related notes thereto and Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Amounts in thousands, except per share data.

	Years Ended December 31,
Statements of Operations	2015	2014	2013	2012	2011
Revenue	$263,397	$339,128	$399,841	$393,947	$418,134
Cost of revenue	204,023	264,471	312,703	302,113	321,350
Gross profit	59,374	74,657	87,138	91,834	96,784
Operating expenses
Research and development expense	21,223	26,194	27,540	28,327	28,149
Selling, general and administrative expense	61,862	58,341	55,189	54,747	56,810
Impairments	13,766	44,341	0	22,046	0
Total operating expenses	96,851	128,876	82,729	105,120	84,959
Operating (loss) income	(37,477)	(54,219)	4,409	(13,286)	11,825
Net (loss) income attributable to Fuel Systems	$(47,135)	$(53,416)	$(460)	$(15,632)	$5,168
Net (loss) income attributable to Fuel Systems per common share	$(2.55)	$(2.66)	$(0.02)	$(0.78)	$0.26

	As of December 31,
Balance Sheets	2015	2014	2013	2012	2011
Cash and cash equivalents	$60,162	$85,180	$80,961	$75,675	$96,740
Total current assets (1)	184,242	245,112	279,913	274,942	292,773
Total assets (2)	228,439	324,005	414,469	418,769	448,204
Long-term debts	0	0	215	713	3,698
Total liabilities (2)	74,352	87,270	95,417	101,722	118,382
Total equity	$154,087	$236,735	$319,052	$317,047	$329,822

(1)

Reflects $9.5 million, $10.2 million, $8.0 million, and $6.5 million in 2014, 2013, 2012, 2011, respectively, related to the adoption of ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” See Note 10 to the Consolidated Financial Statements.

(2)

Reflects $0.2 million, $0.8 million, $1.0 million and $1.7 million in 2014, 2013, 2012, 2011, respectively, related to the adoption of ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” See Note 10 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes forward-looking statements about our business, financial condition, and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performances or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A list of the known material factors that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is included in Item 1A, “Risk Factors.” The following discussion should also be read in conjunction with the consolidated financial statements and notes included herein.

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

For the year ended December 31, 2015 revenue decreased approximately $75.7 million, or 22.3% from the prior year, operating loss decreased approximately $16.7 million from the prior year primarily due to an impairment charge of $44.3 million in June 2014 offset by an impairment charge of $13.8 million in September 2015, and basic and diluted EPS went from a loss of $(2.66) in the prior year, to a loss of $(2.55) in the current year. These results were driven primarily by the weakening of local currencies compared to the US dollar, which in the year ended December 31, 2015 negatively impacted our revenue by approximately $36.7 million, the effect of economic uncertainty in the European and Argentinean markets, as well as by lower oil prices resulting in a disincentive for conversions that affect our FSS Automotive operations. Lower sales at our FSS Automotive operations were also attributable to the year-over-year contraction of the aftermarket business in Europe, particularly in Italy, as well as slowdowns experienced in certain Latin American markets primarily in Argentina, in connection with the overall political and economic climate in certain regions. Furthermore, our FSS Automotive segment was affected by declining Delayed Original Equipment Manufacturers (“DOEM”) sales in North America partially offset by an increase in Italy. Additionally, we experienced lower compressors sales, primarily in connection with political turmoil in some key markets in the Middle East and Eastern Europe, and also due to changes in product mix to smaller compressors. Lower sales at our FSS Industrial segment for most of our industrial products were primarily the result of increased competition, which resulted in some customers ending certain programs, lower oil prices, as well as continued political unrest in some Asian markets, which were partially offset by higher sales of Auxiliary Power Units (“APU”) in North America. In connection with restructuring and other strategic and merger related activities, we incurred $9.2 million of additional costs compared to 2014.  In addition, in the year ended December 31, 2015, we recorded a valuation allowance of approximately $7.8 million for deferred tax assets that may not be realized in the future. This allowance has been recorded as a result of increased automotive market weakness and the expected impact of related restructuring activities, in addition to increased costs for the previously announced management changes.

Additionally, in the third quarter of 2015, we recognized impairment charges of approximately $3.3 million and $5.3 million, associated with goodwill and long-lived assets, respectively, in our FSS Automotive segment, and approximately $3.7 million and $1.5 million associated with goodwill and long-lived assets, respectively, in our FSS Industrial segment.  For the year ended December 31, 2014, we recognized impairment charges of approximately $35.8 million and $4.4 million, associated with goodwill and long-lived assets, respectively, in our FSS Automotive segment, and of approximately $4.1 million associated with goodwill in our FSS Industrial segment. We recognized a tax benefit in 2014 of approximately $1.1 million in connection with these impairment charges.

The US natural gas automotive market as well as the natural gas compressor market continues to develop at a much slower pace than we anticipated. These markets continue to encounter challenges including political, economic and other competing technical applications. While we continue to invest in these markets, any further weakening of these market developments would likely exacerbate the negative effects that we are experiencing in our FSS Automotive operations. Additionally, downward trends in oil price, as well as adverse foreign currency effects derived from the strengthening of the US dollar compared to local currencies (especially versus the Euro and the Argentina peso), may further negatively impact on our business. This could significantly affect our liquidity which may cause us to defer needed capital expenditures, reduce research and development or other spending, and defer costs to achieve productivity programs or sell assets, thereby negatively impacting our business, results of operations and financial condition.

Net cash used in operations was $2.5 million for the year ended December 31, 2015. We believe that our net cash position of $61.2 million, including marketable securities, provides us with adequate capital for working capital and general corporate purposes, which may include expansion of our business, and financing of future acquisitions of companies or assets.

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

Management reviews goodwill for impairment at the reporting unit level. Our reporting units are identified in accordance with Accounting Standard Codification Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). As of the current annual impairment date we had no reporting units with goodwill.

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

During the third quarter of 2015, management determined that the proposed transaction with Westport (see Note 1 – Description of the Business in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K) provided a sufficient indicator of a potential impairment that required an interim goodwill impairment analysis. As a result, the Company examined the Argentinean reporting units of its FSS Automotive segment, as well as the US reporting unit of its FSS Industrial segment.

Management reviews goodwill for impairment at the reporting unit level.  Our reporting units are identified in accordance with ASC 350.  As of September 30, 2015 two reporting units had goodwill.

During the third quarter of 2015, in relation with the above-mentioned reporting units, management used discount rates ranging from 13% to 31% and a terminal growth rates of 3% (the differences in discount rates reflect considerations about differences in the underlying businesses, as well as local economic conditions/environments).  The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

Due to the complexity and the effort required to estimate the fair value of the reporting units in step one of the impairment test and to estimate the fair values of all assets and liabilities of the reporting units in step two of the test, the fair value estimates were derived based on preliminary assumptions and analyses that are subject to change. Based on our preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for each reporting unit within our FSS Automotive and FSS Industrial segments.

As a result during the third quarter of 2015, we recognized, based on our best estimate, impairment charges of approximately $3.3 million in relation with our reporting unit located in Argentina within our FSS Automotive segment, and impairment charges of $3.7 million in relation with our reporting unit located in the US within our FSS Industrial segment. During the three months ended December 31, 2015, the impairment analysis for goodwill was finalized and no changes were identified. As a result, as of December 31, 2015, we had no goodwill on our Consolidated Balance Sheet. These impairment charges were included as a separate component of operating income for the year ended December 31, 2015 (See Note 15—Impairments in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K).

During the second quarter of 2014, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis. These indicators included the trading values of our stock at the time, and corresponding decline in our market capitalization, coupled with market conditions and business trends within our various reporting units. As a result, we examined the Italian reporting units of our FSS Automotive segment, as well as the Canadian and Netherlands reporting units of our FSS Industrial segment.

During the second quarter of 2014, in relation with the above-mentioned reporting units, management used discount rates ranging from 13.75% to 19.25% and terminal growth rates of 3% (the differences in discount rates reflect considerations about differences in the underlying businesses, as well as local economic conditions/environments). The discount rates used for the above-mentioned reporting units increased significantly from the fourth quarter of 2014 analysis due to the decrease in our market capitalization. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820.  Based on our preliminary analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the two reporting units within our FSS Automotive segment, as well as for the two reporting units within our FSS Industrial segment. As a result, during the second quarter of 2014, we recognized, based on our best estimate, impairment charges of approximately $33.1 million and $2.6 million, respectively, in relation with our two reporting units located in Italy within our FSS Automotive segment, and impairment charges of $3.1 million and $1.1 million, respectively, in relation with our two reporting units located in Canada and in the Netherlands within our FSS Industrial segment. These impairment charges were included as a separate component of operating income for the year ended December 31, 2014 (See Note 15—Impairments in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K).

During the fourth quarter of 2014, management tested the remaining goodwill balance using discount rates ranging from 15.0% to 24.25% and terminal growth rates ranging from 3.0% to 7.0% (the differences in discount rates and terminal growth rates reflect considerations about differences in the underlying businesses, as well as local economic conditions/environments). The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820.

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

In the third quarter of 2015, we found an indicator of possible impairment of long-lived assets in the operating and cash flow trends, both current and forecasted, which were evidenced by the goodwill impairment analysis in our two reporting units. In addition to these units, we examined all other asset groups including US Automotive and certain Italian asset groups. In its analysis, management determined that the lowest level asset group, for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities, is represented by the respective reporting unit for its US and Argentinean reporting units, whereas for the other Italian operations, the lowest level identifiable asset groups are three, in connection with the core business, car service business and compressor business, respectively. Our recoverability test included some of the same assumptions used in the goodwill impairment tests, with additional considerations to determine future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Considerations on terminal value, adjusted to exclude growth beyond the existing service potential of the asset group, were also factored in the analysis. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820.  As a result of the long-lived assets impairment analysis, we recognized impairment charges of approximately $2.9 million and $2.3 million against the carrying values of equipment and leasehold improvements and intangible assets, respectively, at our Italian compressor business and car services asset groups and our US Automotive asset group within our FSS Automotive segment. We also recognized impairment charges of approximately $1.5 million against the carrying values of equipment and leasehold improvements in our US reporting unit within our FSS Industrial segment.  These impairment charges were included as a separate component of operating income for the year ended December 31, 2015 (See Note 15—Impairments in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K).

In the second quarter of 2014, we found an indicator of possible impairment of long-lived assets in the operating results and cash flow trends, both current and forecasted, which were evidenced by the goodwill impairment analysis in four of our then six reporting units, two in Italy, within the FSS Automotive segment, one in Canada, and one in the Netherlands within the FSS Industrial segment. In addition to these units, we examined our US Automotive operations due to continuing negative cash flows from the business. In its analysis, management determined that the lowest level asset group, for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities, is represented by the respective reporting unit for one of its Italian reporting units and for its US, Canadian, and Netherlands reporting units, whereas for the other Italian reporting unit, the lowest level identifiable asset groups are two, in connection with the core business and compressor business, respectively. Our recoverability test included some of the same assumptions used in the goodwill impairment tests, with additional considerations to determine future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset group. Considerations on terminal value, adjusted to exclude growth beyond the existing service potential of the asset group, were also factored in under both a growth model and a multiple of earnings scenario. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820. As a result of the long-lived assets impairment analysis, we recognized impairment charges of approximately $2.7 million and $1.7 million against the carrying values of equipment and leasehold improvements and intangible assets, respectively, at our Italian compressor business asset group and our US Automotive reporting unit within our FSS Automotive segment.  These impairment charges were included as a separate component of operating income for the year ended December 31, 2014 (See Note 15—Impairments in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K).

Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

Deferred Taxes

Based upon the substantial net operating loss carryforwards and recent history of losses incurred in certain jurisdictions, we cannot conclude that it is more likely than not that the deferred tax assets in the United States and certain foreign jurisdictions as of December 31, 2015 will be realized within the foreseeable future.  Accordingly, we maintain in these jurisdictions a valuation allowance to offset these deferred tax assets.  The balance of the total United States valuation allowance was approximately $47.7 million as of December 31, 2015. In addition, we have a foreign valuation allowance of approximately $15.7 million as of December 31, 2015. We expect to provide a full valuation allowance on future tax benefits generated in the United States and in certain foreign jurisdictions until we can sustain a level of profitability that demonstrates our ability to utilize the deferred tax assets.

As of December 31, 2015, undistributed earnings, except with respect to a portion of undistributed earnings from our Italian subsidiaries, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Upon distributions of earnings in the form of dividends or otherwise, we would be subject to both U.S.

income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. We have accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested.  As of December 31, 2015, we have a deferred tax liability of $0.1 million for earnings that are deemed to not be indefinitely reinvested.

We believe that we have considered relevant circumstances that we may be currently subject to, and the financial statements accurately reflect our best estimate of the results of our operations, financial condition and cash flows for the years presented. We have discussed the decision process and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Results of Operations—Years Ended December 31, 2015 and 2014

(Amounts in the tables in thousands, except percentages)

REVENUES

	Years Ended December 31,		Change	Percent Change
	2015	2014
FSS Industrial	$95,152	$104,435	$(9,283)	(8.9)%
FSS Automotive	168,245	234,693	(66,448)	(28.3)%
Total Revenues	$263,397	$339,128	$(75,731)	(22.3)%

FSS Industrial. The decrease in revenue is attributable to several factors including the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $4.2 million for the year ended December 31, 2015.  On a constant currency basis, sales of mobile equipment, components and stationary products (both in North America and Europe) decreased by approximately $8.7 million including a $1.1 million impact associated with the loss of a significant customer, and lower heavy duty business in Asia of approximately $3.8 million.  These decreases were partially offset by higher sales of auxiliary power units of $7.4 million in North America.  Overall, our industrial business continues to be affected by lower demand as a result of lower oil prices and increased competition, while our heavy duty business remains negatively impacted by political unrest in Thailand.

FSS Automotive. The decrease in revenue is attributable to several factors including the weakening of local currencies compared to the US dollar, which negatively impacted revenue by approximately $32.5 million for the year ended December 31, 2015.  On a constant currency basis, aftermarket sales showed a decrease of approximately $14.4 million in most geographic areas but primarily in Europe and Latin America.  OEM sales experienced a decrease of approximately $2.1 million. The aftermarket and OEM businesses continue to be negatively affected by the overall economic climate in the affected regions, where lower oil prices discourage conversions.  Compressor sales in constant currency decreased by approximately $9.9 million compared to the prior comparable period, primarily driven by political instability in key markets in the Middle East and Eastern Europe.  DOEM sales in constant currency experienced a net decrease of approximately $7.6 million primarily in connection with lower volumes in North America partially offset by higher volumes in Italy. We expect pressure on revenues attributable to lower oil prices as well as the devaluation of the Argentina peso to continue in the near term.

The following represents revenues by geographic location for the years ended December 31, 2015 and 2014, which includes the above-mentioned negative impact related to weakening local currencies compared to the US dollar:

	Years Ended December 31,		Change	Percent Change
	2015	2014
North America:
United States	$76,284	$87,176	(10,892)	(12.5)%
Canada	4,194	5,144	(950)	(18.5)%
Europe:
Italy	47,000	51,342	(4,342)	(8.5)%
All other	64,574	88,223	(23,649)	(26.8)%
Asia & Pacific Rim	32,201	42,829	(10,628)	(24.8)%
Latin America	39,144	64,414	(25,270)	(39.2)%
Total Revenues	$263,397	$339,128	$(75,731)	(22.3)%

Included in the results discussed above is the net negative impact of the changes of local currencies compared to the US dollar, which negatively impacted revenue by approximately $36.7 million. All geographic locations experienced decreases in revenue for the year ended December 31, 2015 when compared to the prior year period, primarily in relation to lower aftermarket sales, DOEM, and industrial product sales.

COST OF REVENUE

	Years Ended December 31,		Change	Percent Change
	2015	2014
FSS Industrial	$68,232	$75,214	$(6,982)	(9.3)%
FSS Automotive	135,791	189,257	(53,466)	(28.3)%
Total Cost of Revenue	$204,023	$264,471	$(60,448)	(22.9)%

FSS Industrial. The decrease in cost of revenue is primarily attributable to the weakening of local currencies compared to the US dollar, which positively impacted cost of revenue by approximately $5.5 million for the year ended December 31, 2015.  On a constant currency basis, cost of revenue decreased due to lower material costs associated with decreased volumes in almost all products as well as lower compensation related expenses of approximately $1.0 million due primarily to restructuring activities.  These decreases were partially offset by higher material costs for APUs due to higher sales volumes as well as higher warranty costs associated with higher APU volumes.  While gross profit dollars decreased due to the effects of lower volumes, gross margin for the year ended December 31, 2015 increased slightly due to the positive effect associated with the loss of sales to the above mentioned customer which historically had low margins as well as the benefit of weakening of local currencies.

FSS Automotive. The decrease in cost of revenue is primarily attributable to the weakening of local currencies compared to the US dollar, which positively impacted cost of revenue by approximately $26.2 million for the year ended December 31, 2015.  On a constant currency basis, cost of revenue decreased due to lower material costs of approximately $21.1 million as a result of lower volumes, and lower compensation and related expenses of approximately $3.3 million and facility costs of approximately $1.0 million due primarily to certain restructuring activities performed.  In addition, inventory write-downs were lower by approximately $1.1 million. While gross profit decreased in dollar terms due to the effects of lower volumes, the gross margin percentage for the year ended December 31, 2015 remained relatively flat compared to the prior year due to the positive effects of our restructuring programs offsetting lower sales volumes.

RESEARCH & DEVELOPMENT

	Years Ended December 31,		Change	Percent Change
	2015	2014
FSS Industrial	$7,150	$7,700	$(550)	(7.1)%
FSS Automotive	14,073	18,494	(4,421)	(23.9)%
Total Research and Development	$21,223	$26,194	$(4,971)	(19.0)%

FSS Industrial. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted research and development costs by approximately $0.7 million for the year ended December 31, 2015.  While we remain committed to invest in research and development projects in order to enhance our current product offerings to better meet our clients’ needs and explore new solutions and alternatives, we also remain focused on rationalizing expenditures and accurately managing costs.

FSS Automotive. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted research and development costs by approximately $2.4 million for the year ended December 31, 2015.  The remaining decrease relates primarily to lower compensation and related expenses and lower outside services as we remain focused on rationalizing costs while continuing to work on advancing our existing product lines and solutions and motivated to develop different projects for possible new product offerings.

SELLING, GENERAL & ADMINISTRATIVE

	Years Ended December 31,		Change	Percent Change
	2015	2014
FSS Industrial	$12,139	$13,146	$(1,007)	(7.7)%
FSS Automotive	30,915	36,526	(5,611)	(15.4)%
Corporate	18,808	8,669	10,139	117.0%
Total Selling, General & Administrative	$61,862	$58,341	$3,521	6.0%

FSS Industrial. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted costs by approximately $1.1 million for the year ended December 31, 2015. While the total costs on a constant currency basis were relatively flat, we incurred higher outside services in 2015 which were offset by the additional costs in 2014 associated with a voluntary work force reduction of approximately $0.6 million.

FSS Automotive. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted costs by approximately $5.1 million for the year ended December 31, 2015. On a constant currency basis, costs decreased primarily due to additional savings from restructuring activities of approximately $1.3 million as well as lower asset write-offs in connection with our restructuring activities in the current year period of approximately $0.5 million. These decreases were partially offset by higher reserve for doubtful accounts of approximately $1.5 million primarily due to a related party in Venezuela.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services, and investor relations. Corporate expenses increased primarily as a result of increases in outside services of approximately $9.2 million for consultants in connection with restructuring and other strategic and merger related activities.

.

IMPAIRMENTS

	Years Ended December 31,		Change	Percent Change
	2015	2014
FSS Industrial	$5,165	$4,158	$1,007	24.2%
FSS Automotive	8,601	40,183	(31,582)	(78.6)%
Total	$13,766	$44,341	$(30,575)	(69.0)%

FSS Industrial. During the third quarter of 2015, we recorded an impairment charge of approximately $3.7 million and $1.5 million, representing the write-off of goodwill, and equipment and leasehold improvements, respectively associated with our reporting unit located in the U.S. Due to the proposed transaction with Westport (see Note 1 —Description of the Business), coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, and equipment and leasehold improvements. See Note 15 —Impairments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional discussion.

During the second quarter of 2014, we recorded an impairment charge of approximately $4.2 million, representing the write-off of goodwill associated with our reporting units located in Canada and in the Netherlands. Due to the trading values of our stock at the time, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that those reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements. See Note 15 —Impairments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional discussion.

FSS Automotive. During the third quarter of 2015, we recorded impairment charges of approximately $3.3 million, $2.3 million and $2.9 million representing the write-off of goodwill, intangible assets, and equipment and leasehold improvements, respectively, associated with our Argentinean reporting unit, Italian and U.S. asset groups. Due to the proposed transaction with Westport (see Note

1 —Description of the Business), coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that the reporting units could not support the carrying value of their respective goodwill, and equipment and leasehold improvements. See Note 15 —Impairments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional discussion.

During the second quarter of 2014, we recorded impairment charges of approximately $35.8 million, $1.7 million and $2.7 million representing the write-off of goodwill, intangible assets, and equipment and leasehold improvements, respectively, associated with our Italian and US reporting units. Due to the trading values of our stock at the time, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that those reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements.  See Note 15 —Impairments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional discussion.

OPERATING INCOME/(LOSS)

	Years Ended December 31,		Change	Percent Change
	2015	2014
FSS Industrial	$2,467	$4,217	$(1,750)	(41.5)%
FSS Automotive	(21,136)	(49,767)	28,631	(57.5)%
Corporate Expenses	(18,808)	(8,669)	(10,139)	117.0%
	$(37,477)	$(54,219)	$16,742	(30.9)%

Operating income/(loss) for the year ended December 31, 2015 changed for the reasons stated above and resulted in an operating loss for the period.

Other Income (Expense), Net.

Other income (expense), net includes foreign exchange gains and losses arising from other assets and liabilities which are settled in other currencies. For the year ended December 31, 2015, we recognized approximately $0.5 million in net losses on foreign exchange, primarily due to the strengthening of the US dollar against the Euro, compared to $1.1 million in net gains on foreign exchange for the year ended December 31, 2014. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Based upon continued changes to the Venezuelan currency exchange rate mechanisms as well as the continued deterioration of the economic and political situations in Venezuela, in the third quarter 2015 we changed the exchange rate we used to remeasure our monetary assets/liabilities in our Venezuelan subsidiary of 199 to 1 while our nonmonetary assets/liabilities remained at the historical rate of 6.3 to 1.  The devaluation of the exchange rate resulted in a net gain of less than $0.1 million for the year ended December 31, 2015 primarily due to our Venezuelan operations being in a net monetary liability position.

At December 31, 2015, our Venezuelan subsidiary was in a net monetary position of less than $0.1 million and had non-U.S. dollar denominated net non-monetary assets of $0.8 million.  At this time it is unclear based upon the current government policies, when considered with the foreign exchange process and other circumstances in Venezuela, whether these events will have any additional impact on the operations of our Venezuelan subsidiary.

Provision for Income Taxes.

Income tax expense for the year ended December 31, 2015, was approximately $9.5 million, representing an effective tax rate of (25.3%), compared to an income tax expense for the year ended December 31, 2014 of approximately $0.6 million, which included an approximately $1.1 million income tax benefit associated with impairment charges, representing an effective tax rate of 1.1%. The change in the effective tax rate is primarily a result of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no income tax benefit has been recorded. Income tax expense for the year ended December 31, 2015 was impacted by approximately $7.8 million related to an increase in our valuation allowance on deferred tax assets, as we have determined that it is more likely than not that the deferred tax assets of our subsidiaries in Italy will not be realized in the current year for reasons previously discussed. In addition to the valuation allowance recorded in connection with the deferred tax assets in Italy in the current quarter, a full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the year ended 2015 and 2014, we incurred a pre-tax loss of approximately $37.7 million and $12.4 million, respectively, in the loss jurisdictions. Accordingly, for the years ended December 31, 2015 and 2014, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Results of Operations—Years Ended December 31, 2014 and 2013

(Amounts in the tables in thousands, except percentages)

REVENUES

	Years Ended December 31,		Change	Percent Change
	2014	2013
FSS Industrial	$104,435	$123,351	$(18,916)	(15.3)%
FSS Automotive	234,693	276,490	(41,797)	(15.1)%
Total Revenues	$339,128	$399,841	$(60,713)	(15.2)%

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

FSS Automotive. The decrease in revenue was primarily attributable to lower DOEM sales of approximately $35.5 million, primarily due to loss of customers in the European markets (primarily Italy) in connection with their change in products strategies and lower volumes in the North American market.  Additionally, OEM sales experienced a net decrease of approximately $16.9 million in most geographic areas, despite an increase in India of approximately $5.8 million related to our Rohan BRC acquisition in the third quarter of 2013. Aftermarket sales decreased by approximately $2.3 million in most geographic areas, but primarily in Europe and in the US, despite an increase in aftermarket sales in Argentina and India. The OEM and aftermarket declines were the result of increasing competitive pressure, as well as weak economic environments leading to the end or slow-down of some projects. While the increase in competitive pressure is primarily linked to pricing adjustments, over the last 12 to 18 months we have seen our aftermarket market share increase, primarily in Italy. These decreases were partially offset by an increase in sales of compressors of approximately $12.7 million. In the near term, we continue to expect pressure on revenue attributable to increased competition on the markets we operate, as well as shifting strategies at some of our customers. Included in the results discussed above is the weakening of the local currencies compared to the US dollar, which negatively impacted our revenue by approximately $11.0 million for the year ended December 31, 2014.

The following represents revenues by geographic location for the years ended December 31, 2014 and 2013, which includes the above-mentioned negative impact related to weakening local currencies compared to the US dollar:

	Years Ended December 31,		Change	Percent Change
	2014	2013
North America:
United States	$87,176	$113,674	(26,498)	(23.3)%
Canada	5,144	5,044	100	1.9%
Europe:
Italy	51,342	74,987	(23,645)	(31.5)%
All other	88,223	78,219	10,004	12.8%
Asia & Pacific Rim	42,829	66,577	(23,748)	(35.7)%
Latin America	64,414	61,340	3,074	5.0%
Total Revenues	$339,128	$399,841	$(60,713)	(15.2)%

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

COST OF REVENUE

	Years Ended December 31,		Change	Percent Change
	2014	2013
FSS Industrial	$75,214	$92,392	$(17,178)	(18.6)%
FSS Automotive	189,257	220,311	(31,054)	(14.1)%
Total Cost of Revenue	$264,471	$312,703	$(48,232)	(15.4)%

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

RESEARCH & DEVELOPMENT

	Years Ended December 31,		Change	Percent Change
	2014	2013
FSS Industrial	$7,700	$7,727	$(27)	(0.3)%
FSS Automotive	18,494	19,813	(1,319)	(6.7)%
Total Research and Development	$26,194	$27,540	$(1,346)	(4.9)%

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

SELLING, GENERAL & ADMINISTRATIVE

	Years Ended December 31,		Change	Percent Change
	2014	2013
FSS Industrial	$13,146	$13,420	$(274)	(2.0)%
FSS Automotive	36,526	35,250	1,276	3.6%
Corporate	8,669	6,519	2,150	33.0%
Total Selling, General & Administrative	$58,341	$55,189	$3,152	5.7%

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

IMPAIRMENTS

	Years Ended December 31,		Change	Percent Change
	2014	2013
FSS Industrial	$4,158	$0	$4,158	NM
FSS Automotive	40,183	0	40,183	NM
Total	$44,341	$0	$44,341	NM

FSS Industrial. During the second quarter of 2014, we recorded an impairment charge of approximately $4.2 million, representing the write-off of goodwill associated with our reporting units located in Canada and in the Netherlands. Due to the trading values of our stock at the time, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that those reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements.  See Note 15 —Impairments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional discussion.

FSS Automotive. During the second quarter of 2014, we recorded impairment charges of approximately $35.8 million, $1.7 million and $2.7 million representing the write-off of goodwill, intangible assets, and equipment and leasehold improvements, respectively, associated with our Italian and US reporting units. Due to the trading values of our stock at the time, coupled with market conditions and business trends resulting in lower earnings and cash flow forecasts, we determined that those reporting units could not support the carrying value of their respective goodwill, intangibles and equipment and leasehold improvements.  See Note 15 —Impairments, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional discussion.

For the year ended December 31, 2013 we recorded no impairments.

OPERATING INCOME/(LOSS)

	Years Ended December 31,		Change	Percent Change
	2014	2013
FSS Industrial	$4,217	$9,811	$(5,594)	(57.0)%
FSS Automotive	(49,767)	1,117	(50,884)	NM
Corporate Expenses	(8,669)	(6,519)	(2,150)	(33.0)%
	$(54,219)	$4,409	$(58,628)	NM

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

On November 3, 2014, our Board of Directors approved a share repurchase program for up to $25.0 million of our common stock. The program was authorized for up to one year and has concluded on November 3, 2015. Purchases under the repurchase program were made from time to time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. Shares were repurchased at prevailing market prices based on market conditions and other factors.  The total number of shares repurchased under this program in the open market was 2,041,066.

We earn a significant amount of our operating results outside the U.S., which is deemed to be indefinitely reinvested in foreign jurisdictions; however, we had accrued (as a reduction to net operating loss carry-forwards) residual U.S. taxes on approximately $30.0 million of earnings not considered to be indefinitely reinvested. Following repatriation of earnings in 2015 and 2014 of $0.0 million and $26.3 million, respectively, we currently have accrued residual U.S. taxes on approximately $0.3 million of earnings not considered to be indefinitely reinvested.  This amount was deemed to be a constructive dividend creating taxable income for US income tax purposes; upon distribution of earnings in the form of dividend, or otherwise, in excess of these amounts, we may be subject to US income taxes. In addition, we would be subject to withholding taxes payable to various foreign countries. As of December 31, 2015, we had approximately $44.0 million of cash and marketable securities held in accounts outside the U.S., primarily in Europe.  We currently intend to repatriate a portion of these funds; however, we do not intend nor foresee the need to repatriate funds in excess of the $0.3 million of earnings not considered to be indefinitely reinvested.   We expect existing cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular material capital expenditures, for at least the next 12 months.

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

Our ratio of current assets to current liabilities was approximately 3:1 at both December 31, 2015 and December 31, 2014, respectively. At December 31, 2015, our total working capital decreased by $47.9 million to $120.5 million from $168.4 million at December 31, 2014. This decrease is primarily due to the following: (1) a decrease of $2.4 million in accounts receivable attributable to both our divisions but primarily to our FSS Automotive operations as a result of lower sales; (2) a decrease of $17.3 million in inventory attributable to both our divisions and primarily to our FSS Automotive operations; (3) a decrease of $5.6 million in short term investments attributable to the redemption of time deposits; (4) a decrease of approximately $25.0 million in cash and cash equivalents primarily due to our stock purchase program; (5) a decrease of $5.7 million in other current assets primarily due to a lower value added tax receivable, which were all partially offset by: (a) a decrease of $6.6 million in accrued expenses attributable primarily to our FSS Automotive operations in relation with decreased accruals for payroll obligation due to lower post-restructuring headcount and decreased accruals for warranty, and (b) a decrease of approximately $5.8 million in accounts payable primarily attributable to higher activity in the previous period. Included in the net decrease commented above were approximately $12.6 million of net decreases attributable to changes in foreign currency exchange rates.

The following table provides a summary of our operating, investing and financing activities as follows:

	Years Ended December 31,
	2015	2014	2013
Net cash (used in) provided by:
Operating activities	$(2,469)	$18,424	$21,602
Investing activities	(2,340)	(6,060)	(17,976)
Financing activities	(17,228)	(3,581)	(255)
Effect on cash of changes in exchange rates	(2,981)	(4,564)	1,915
Net (decrease)/increase in cash and cash equivalents	$(25,018)	$4,219	$5,286

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

2015 compared to 2014. In 2015, our net cash flow used in by operating activities decreased $20.9 million from the net cash flow provided by operating activities in the twelve months ended December 31, 2014. This decrease was primarily driven by lower income (as adjusted for non-cash items), and by the net effect of changes in net working capital and other balance sheet accounts. These changes include increases in operating cash flows associated with accounts payable and taxes payable (primarily in relation with higher activity in the prior year), as well as with other current assets (primarily due to activity in the prior year in advances, VAT receivables and tax prepayments), partially offset by decreases in net operating cash flows associated with related parties receivables and inventory (primarily due to decreased level of activity).

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

In 2015, our PP&E additions were approximately $7.4 million, approximately 46% less than the prior year and primarily for acquisitions of machinery and equipment and leasehold improvements in connection with both new business initiatives and our normal business operations, primarily in relation with our FSS Automotive operations. Additionally, during the year ended December 31, 2015, we invested $6.0 million into time deposits and redeemed a total of $11.0 million which includes those amounts invested in 2015 and 2014.

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

Credit Agreements

Our outstanding debt is summarized as follows (in thousands):

	Available as of December 31, 2015	December 31, 2015	December 31, 2014
Revolving lines of credit—Italy and Argentina	$7,354	$0	$0
Revolving line of credit—USA.	30,000	0	0
Other indebtedness		9	207
	$37,354	9	207
Less: current portion		9	207
Non-current portion		$0	$0

Additional information about our credit agreements, borrowings, existing lines of credit, and covenants can be found in Note 11– Debt, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements.

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

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of December 31, 2015:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations (a)	9	9	0	0	0
Operating lease obligations (a)	17,563	5,998	8,713	2,774	78
Other long-term liabilities (b)	110	18	37	41	14
	$17,682	$6,025	$8,750	$2,815	$92

(a)

The capital lease obligations are undiscounted and represent total minimum lease payments. The operating lease obligations represent total minimum lease payments. Operating lease obligations include amounts under leases with related parties (see Note 17–Related Party Transactions in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K).

(b)

We have other long term liabilities on our balance sheet amounting to $9.9 million, of which $9.8 million are not shown on this table. Of the $9.8 million, $2.3 million refers to deferred revenue, $2.2 million refers to accrued warranties, and $3.4 million relates to a mandatory termination payment for Italian employees called “Trattamento di Fine Rapporto” that is required by Italian law (see Note 18–Commitment and Contingencies in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K). Payments under the “Trattamento di Fine Rapporto” contractual obligations are due upon employees’ termination of service.

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

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings (including the impacts of impairments) for the year ended December 31, 2015 by approximately $5.4 million. We may seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries. Indebtedness denominated in local currency is translated to U.S. dollars at period end exchange rates.

Item 8.	Consolidated Financial Statements and Supplementary Data.

See pages F-1 through F-37 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2015, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the SEC is (1) recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC and (2) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

For the three month period ended December 31, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board Composition

Our amended and restated certificate of incorporation provides that our Board of Directors shall consist of such number of directors as determined from time to time by resolution adopted by a majority of the total number of directors then in office. Our Board of Directors currently consists of, and has been fixed by the Board at, eight members. The term of office for each director is three years and thereafter until his successor is duly elected and qualified or until his earlier death, resignation or removal. Elections for directors are held annually.

On March 4, 2016, Marco Di Toro notified the Board of Directors of his decision to resign, effective immediately, from the Board and as a director of Fuel Systems’ wholly-owned subsidiary, MTM SRL.  Mr. Di Toro was a member of the Nominating and Corporate Governance Committee. The following table sets forth information concerning each of our directors as of March 7, 2016.  Some background information on our officers and directors, and a brief explanation of the specific experience, attributes or skills that we considered at the time of their appointment, follow.

Name	Age	Position
Mariano Costamagna	64	Chief Executive Officer and Director

James W. Nall	67	Director, Chairman of the Board, Chairman of our Nominating and Corporate Governance Committee and member of our Audit Committee

Joseph E. Pompeo	77	Director, Chairman of our Audit Committee and member of our Nominating and Corporate Governance Committee

Troy A. Clarke	60	Director, member of our Compensation Committee and Nominating and Corporate Governance Committee

Anthony Harris	62	Director, member of our Audit Committee and Compensation Committee

Colin S. Johnston	61	Director, Chairman of our Compensation Committee and a member of our Audit Committee

Steven R. Becker	49	Director, member of our Nominating and Corporate Governance Committee

Mariano Costamagna, 64, has served as a director of Fuel Systems since June 2003. On January 1, 2005, he became the Company’s Chief Executive Officer. He is also the Chairman of the Board of M.T.M. S.r.L., an Italian limited liability company founded by Mr. Costamagna and his family in 1977 and headquartered in Cherasco, Italy. MTM develops, manufactures and installs alternative fuel systems and components under the BRC Gas Equipment trademark, and Mr. Costamagna has served as MTM’s principal executive officer since it was incorporated. Mr. Costamagna became a director in connection with the Company’s acquisition of the initial 50% of the equity interest of BRC and later became the Company’s Chief Executive Officer in connection with the acquisition of the remaining 50% of BRC. Mr. Costamagna is the brother of Pier Antonio Costamagna, who was formerly an executive officer of the Company and the General Manager of MTM and retired effective February 5, 2014. Mr. Costamagna’s term expires at our annual meeting in 2018. Mr. Costamagna’s over 30 years of experience in the alternative fuels industry and entrepreneurial skills were important factors contributing to his nomination as a director.

James W. Nall, 67, has served as a director of Fuel Systems since May 2008. Effective October 29, 2014, Mr. Nall was appointed Chairman of the Board. He also currently serves as Chairman of our Nominating and Corporate Governance Committee and as a member of our Audit Committee. Mr. Nall is a Certified Public Accountant with significant experience in the accounting and finance industry. Mr. Nall serves as a tax commissioner for the State of New Jersey, a position he has held since July 2005. Prior to Mr. Nall’s appointment as a tax commissioner by the governor of New Jersey, he was executive vice president and chief financial officer of New Jersey-based Hudson United Bancorp, a multi-billion dollar financial institution listed on the New York Stock Exchange, from September 2003 until its sale to TD Banknorth Inc. in January 2006. Mr. Nall also served as a member of the board of directors and as chairman of the audit committee of Interaudi Bank, a $1 billion private bank based in New York, from April 2003 to April 2004. Mr. Nall’s experience also includes serving for more than eighteen years as a partner with Arthur Andersen LLP. Mr. Nall earned a Masters of Business Administration in professional accounting from Rutgers University. Mr. Nall’s term expires at our annual meeting in 2016. Mr. Nall’s public accounting skills and experience as a finance executive for public and private companies were important factors contributing to his nomination as a director.

Joseph E. Pompeo, 77, has served as a director of Fuel Systems since December 2010 and currently serves as Chairman of our Audit Committee and as a member of our Nominating and Corporate Governance Committee. Mr. Pompeo is a Certified Public

Accountant (Ret.) with significant experience in the accounting industry, including over 30 years of auditing experience at Arthur Andersen, LLP where he held the position of partner for 26 years. At Arthur Andersen, as Director of the International Business Practice of the New York metropolitan area, he assisted several non-US corporations with initial public offerings and listing on US stock exchanges. He also served in numerous technical and management roles, including partner in charge of the Accounting and Auditing Divisions in San Juan, Puerto Rico and managing partner of the New Jersey office. He has also served on various educational and philanthropic boards and on the Board of Directors of Aeroflex, Inc., a public company, where he served on the Audit, Compensation, and Nominating and Governance Committees. Mr. Pompeo’s term expires at our annual meeting in 2017. Mr. Pompeo’s extensive accounting and auditing experience and management skills were important factors contributing to his nomination as a director.

Troy A. Clarke, 60, has served as director of Fuel Systems since December 2011 and currently serves as a member of our Compensation Committee and our Nominating and Corporate Governance Committee. Mr. Clarke has over 40 years of automotive industry experience and currently serves as President and Chief Executive Officer and as a director of Navistar International Corporation, a New York Stock Exchange-listed company. Prior to joining Navistar in 2010, Mr. Clarke held a variety of leadership positions at General Motors Company (GM) where he began his career in 1973, including: Group VP—President GM North America from 2006 to 2009; Group VP—President GM Asian Pacific from 2004 to 2006; Group VP—Manufacturing and Labor Relations from 2001 to 2004; Corporate VP—President GM Mexico from 1998 to 2001. Mr. Clarke holds a bachelor’s degree in mechanical engineering from the General Motors Institute and a master’s degree in business administration from the University of Michigan. Mr. Clarke’s term expires at our annual meeting in 2018. Mr. Clarke’s wide range of experience in international automotive Original Equipment Manufacturer (“OEM”) and marketing were important factors contributing to his nomination as a director.

Anthony Harris, 62, has served as director of Fuel Systems since December 2013 and currently serves on our Audit Committee and our Compensation Committee. Since 2006, Mr. Harris has served as president and CEO of Campbell/Harris Security Equipment Company (CSECO), a manufacturer of contraband, explosives, and "dirty bomb" detection equipment. Prior to its acquisition of CSECO, he had served as vice president of marketing for Calpine Corporation since 2001, where he was responsible for brand management, marketing strategy development and execution, new product development, advertising and sales training. From 1997 to 1999, Mr. Harris was with PG&E Energy Services, where he served as vice president of National Account Services and Western Region sales. From 1992 to 1997 he was with Pacific Gas and Electric Company (PG&E) where he served as Director of Alternative Fuel Vehicles, Division Manager, Vice President of Marketing and Sales, and president of Standard Pacific Gas Line, Inc., respectively. Mr. Harris worked at Ford Motor Company as a Production Supervisor from 1979 to 1981, at Ford Aerospace and Communications Corporation as a Program Manager from 1981 to 1986, at Anaheim Lincoln Mercury as a General Manager from 1986 to 1987 and at Sonoma Ford Lincoln/Mercury as President & CEO from 1987 to 1992. Mr. Harris holds a BS in mechanical engineering from Purdue University and an MBA from the Harvard Graduate School of Business. He was named a Purdue Outstanding Mechanical Engineer in 1999, a Distinguished Engineering Alumnus in 2008 and awarded an honorary Doctor of Engineering degree from Purdue in 2013. Mr. Harris is a founder of the National Society of Black Engineers and currently serves as Chair of its National Advisory Board. Mr. Harris’ term expires at our annual meeting in 2018. Mr. Harris’ experience in the automotive, energy, and alternative fuels fields, as well as his success as a senior executive in operations, marketing and business acquisition at both corporate and entrepreneurial companies, were important factors contributing to his nomination as a director.

Colin S. Johnston, 61, has served as director of Fuel Systems since May 2014 and currently serves as Chairman of our Compensation Committee and as a member of our Audit Committee. Currently, he is also serving as chairman of the statutory audit committee of CLN group, a global automotive component supplier headquartered in Italy. Prior to that Mr. Johnston worked for over 35 years in the international accounting profession, including 22 years as an audit partner in Arthur Andersen, then Deloitte & Touche in Italy through 2012. Mr. Johnston has extensive experience in auditing, accounting, financial reporting, internal control and governance for multinational corporations, primarily in the manufacturing sector (in the automotive, aerospace, consumer products and textile industries). While in professional practice, he worked as lead client service partner for major public and private Italian groups, including foreign registrants with the SEC, as well as for Italian subsidiaries of US groups. Mr. Johnston is a graduate of Oxford University, a UK Chartered Accountant, and registered statutory auditor in Italy. Mr. Johnston’s term expires at our annual meeting in 2017. Mr. Johnston’s extensive accounting and auditing experience and knowledge of the automotive industry were important factors contributing to his nomination as a director.

Steven R. Becker, 49, has served as director of Fuel Systems since October 2014 and currently serves as a member of our Nominating and Corporate Governance Committee. Mr. Becker currently serves as Chairman of the Board of Tuesday Morning Corporation, a national retailer, and Special Diversified Opportunities. Mr. Becker previously served on the board of directors of Plato Learning, Inc., a provider of education services and training, Ruby Tuesday Inc., the operator of a chain of casual dining restaurants, Hot Topic, Inc., a national retailer, Pixelworks, a semiconductor provider, and EMCORE Corporation, a leading provider of semiconductor-based components and subsystems for the fiber optics and solar power markets. Before starting Becker Drapkin in December 2009, Mr. Becker was a founding partner in Greenway Capital, a fund focused on small cap, U.S. companies.  He started Greenway in 2005, after eight years at Special Situations Fund, where he was a partner and managed the Special Situations Private

Equity Fund. He started his career in New York at Manley Fuller Asset Management.  Mr. Becker holds a B.A. from Middlebury College and a J.D. from the University of Florida. Mr. Becker’s term expires at our annual meeting in 2016. Mr. Becker’s extensive experience in strategic planning, corporate governance and various financial matters as well as his service as a director of both public and private companies, were important factors contributing to his nomination as a director.

Board Arrangements

The Company entered into an agreement, dated October 29, 2014 (the “Agreement”), with Steven R. Becker, Matthew A. Drapkin, Northern Right Capital Management, L.P. (f/k/a Becker Drapkin Management, L.P.), and certain of their affiliates.   Pursuant to the terms of the Agreement, (i) the Board was expanded from seven to eight total directors, (ii) Mr. Becker was appointed to the Board as a director in the class of directors whose terms shall expire at the Company’s Annual Meeting of Stockholders to be held in 2016, (iii) Mr. Becker was appointed to the Nominating and Corporate Governance Committee, (iv) Mr. Nall was appointed to the office of Chairman of the Board, and (v) Mr. Becker was appointed to a strategy committee.  In addition, the Agreement provided that Mr. Becker would be nominated and recommended for election to the Board as a director at the 2016 Annual Meeting, subject to certain terms of the Agreement.  For more information, please see the full text of the Agreement, which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 29, 2014.

EXECUTIVE OFFICERS

The following table sets forth information as of March 7, 2016 concerning our executive officers. Some background information on our executive officers follows:

Name	Age	Position
Mariano Costamagna	64	Chief Executive Officer and Director

Andrea Alghisi	48	Chief Operating Officer

Pietro Bersani	48	Chief Financial Officer

Michael Helfand	56	Senior Vice President Finance and Chief Accounting Officer

Marco Seimandi	50	Executive Director of Automotive Sales and Marketing

Mariano Costamagna, 64, has served as a director of Fuel Systems since June 2003 and as Chief Executive Officer since January 1, 2005. His background is set forth above, in the table under the “Board Composition” section. Mr. Costamagna resigned from his position as Chief Executive Officer, relinquished all executive authority with regard to the Company’s wholly-owned subsidiary, MTM S.r.L., and resigned from all positions as director, officer, executive or employee of all other Fuel Systems subsidiaries, effective upon the earlier of (i) the closing date of the merger with Westport, or (ii) April 30, 2016.

Andrea Algisi 48, joins Fuel Systems from McKinsey & Co. Previously, he was a Managing Director of AlixPartners, a financial advisory firm specializing in business performance improvement and corporate restructuring initiatives, where he was Core member of the EMEA Automotive & Industrial Goods practice.  Mr. Alghisi has more than 20 years of professional experience primarily dedicated to leading turnaround, performance improvement and growth strategy programs in the automotive and industrial goods industry. He has worked for the last 12 years at AlixPartners, supporting investors and management of industrial companies developing and implementing competitive strategies and turnaround programs.  Mr. Alghisi led several transformation and cost reduction programs for large European Automotive OEMs and carried out turnaround activities for several companies in Automotive and Industrial Goods Industries.  Prior to joining AlixPartners in 2003, Mr. Alghisi worked for 10 years both as a manager in Fiat Group and as a consultant at The Boston Consulting Group, where he performed major performance improvement and growth strategy programs for the automotive & industrial goods practice and the consumer & retail practice.   Mr. Alghisi received his degree in mechanical engineering from Politecnico of Torino, Italy.  He received his Master of Business Administration from SDA Bocconi in Milan, Italy.  Mr. Alghisi is an occasional lecturer and contributor to conferences and publications on the subjects of automotive industry and corporate restructuring.

Pietro Bersani, 48, became Chief Financial Officer effective April 4, 2011. Mr. Bersani had rendered professional services as a consultant to MTM S.r.l. from January 2011 to March 2011. Previously, Mr. Bersani had served as an audit senior manager at Deloitte & Touche S.p.A., formerly Arthur Andersen S.p.A in Italy. Mr. Bersani is a Certified Public Accountant and member of the American Institute of Certified Public Accountants with significant experience in the accounting industry having rendered professional services ranging over audits of consolidated financial statements and reporting packages, comfort letters and Initial Public Offering (IPO) prospectuses, M&A due diligences, assessments of internal control systems, identification processes of key performance indicators, risk factors and risk controls, agreed-upon procedures, other regulatory and other attest services. Mr. Bersani is also a Certified Public Auditor and a Chartered Certified Accountant in Italy where he developed a significant knowledge of IAS/IFRS and developed a significant industry expertise in automotive components, transportation-airlines and train, technology media telecommunications, pharmaceutical/chemical, advertising, retail and pay-TV. From May 2007 to July 2009, Mr. Bersani also served in the responsible position of audit senior manager at Deloitte Touche Tohmatsu Services Inc., based in New York, to help improve the quality standards of the audit practice, develop the network audit methodology and audit approach, and to help implement a network risk management system for client acceptance and engagement risk assessment. Mr. Bersani earned a BA and MA in Business Economics from L. Bocconi University, Italy.

Michael Helfand, 56, became our Senior Vice President Finance and Chief Accounting Officer in May 2009. Prior to joining Fuel Systems, and beginning in 2003, Mr. Helfand was a finance and accounting consultant serving clients in matters related to SEC registration material preparation; Sarbanes-Oxley engagements; and financial review and systems development. From 2007 to 2008, he has served as the Interim Chief Financial Officer of Rothschild North America, Inc., a global investment bank. From 2006 to 2007, Mr. Helfand was the Executive Vice President of Finance and Interim CEO at WRC Media, Inc., a publishing company. Prior to consulting, he was Executive Vice President and CFO of Vestcom International, a NASDAQ company, from 1999 to 2003 and of World Color Press, a New York Stock Exchange company, in 1998. In addition, Mr. Helfand held various roles of increasing responsibility including Vice President and Assistant Controller at ABC, Inc., a division of the Walt Disney Company.

Marco Seimandi, 50, became Executive Director of Automotive Sales and Marketing effective August 1, 2012. Previously, Mr. Seimandi had been serving as Marketing Director of MTM. He joined MTM in 1996 as Commercial Manager after his previous experience as Regional Commercial Manager of the French automotive component group Valeo. Mr. Seimandi has a PhD in aircraft engineering at Turin Polytechnic in Italy and a specialization in business administration from CEDEP/INSEAD Institute at Fontainebleau in France.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Fuel Systems’ common stock. Executive officers, directors and owners of greater than 10% of our stock are required by SEC regulations to furnish copies of all Section 16(a) reports they file. Based solely upon a review of the filings furnished pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 or advice that no filings were required, all filing requirements of Section 16(a) were timely complied with during the year ended December 31, 2015.

Code of Business Conduct and Ethics

Our Code of Conduct applies to all directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer. You can find a copy of our Code of Conduct on our website at www.fuelsystemssolutions.com under the caption “Corporate Governance”. We will post any amendments to or waivers from the Code of Conduct on our website as may be required under applicable SEC and NASDAQ rules.

Procedure for Stockholder Recommendations for Director Nominees

The Nominating and Corporate Governance Committee has no formal policy with respect to consideration of stockholder recommended director candidates but will consider various potential candidates for director that may come to the Committee’s attention through current Board members, professional search firms, stockholders and other persons. There have been no changes to this process. The Board of Directors believes it is appropriate not to establish a formal policy. In selecting director nominees the Nominating and Corporate Governance Committee considers, among other factors, (1) the competencies and skills that the candidate possesses and the candidate’s areas of qualification and expertise that would enhance the composition of the Board, and (2) how the candidate would contribute to the Board’s overall balance of expertise, perspectives, backgrounds and experiences in substantive matters pertaining to the Company’s business. Although the Nominating and Corporate Governance Committee has not adopted a formal diversity policy with regard to the selection of director nominees, diversity is one of the factors that the Nominating and Corporate Governance Committee considers in identifying nominees for director. The Nominating and Corporate Governance Committee has not established any minimum qualifications for directors, but identifies and evaluates each candidate on a case-by-case basis including an evaluation of business and professional background, history of leadership or contributions to other organizations, function skill set and expertise, general understanding of marketing, finance, accounting and other elements relevant to the success of a publicly-traded company in today’s business environment and other Board service.

Audit Committee

The Company has a separately designated Audit Committee established in accordance with the Exchange Act. Current members of the Audit Committee are Mr. Pompeo (Chairman), Mr. Nall, Mr. Harris, and Mr. Johnston.  The Board of Directors has determined that Mr. Pompeo, Mr. Nall and Mr. Johnston are Audit Committee Financial Experts within the current SEC rules. The members of the Audit Committee are independent under NASDAQ rules and meet the requirements under SEC rules.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

In this section, we discuss certain aspects of our compensation policies as they apply to our Chief Executive Officer, our Chief Financial Officer, and our other named executive officers, identified in the Summary Compensation Table below. We refer to these four individuals throughout as the “Named Executive Officers.” Our discussion and the following tabular disclosure focus on compensation and policies relating to the year ended December 31, 2015.

Operation of the Compensation Committee

The Compensation Committee is appointed by the Board of Directors to approve and evaluate all of the Company’s compensation programs, policies and plans, as they affect the executive officers. During 2015, the Compensation Committee consisted of three outside, non-employee directors who were considered to be independent under Nasdaq rules. The Compensation Committee held nine meetings in 2015, most of which included “executive sessions” where members of management were not present. The current members of the Compensation Committee are Messrs. Johnston, Clarke, and Harris, with Mr. Johnston serving as the Chairman.

The Compensation Committee is directly responsible for the evaluation of the performance of the Chief Executive Officer, or CEO, and the associated adjustments to the elements of his compensation package, as discussed in more detail below.

With respect to our other executive officers, the Compensation Committee receives compensation recommendations from the CEO and approves or modifies them in the exercise of its judgment. Ultimately, the Compensation Committee has full discretion to make compensation decisions for our executive officers.

Compensation Philosophy

Our compensation policies are designed to reward management based on our financial results and therefore take into account our operating results and expectations for continued growth. Overall, we seek to provide compensation packages that allow us to retain key executives, while being tailored to the unique characteristics of our Company.

We wish to reinforce the importance of the Company’s profitability in our compensation structure. To that end, we established our Incentive Bonus Plan, which enables our executives to share in the Company’s financial success. Under our Incentive Bonus Plan, a bonus pool may be established using Company performance criteria including operating measures of profits and revenue for the Company and its subsidiaries. In addition, we value the concept of rewarding all employees, and not just our executives, for the Company’s successes. Implementing these priorities, our Incentive Bonus Plan includes bonuses to be awarded to employees at our worldwide locations from the bonus pool.

We have also established the 2009 Restricted Stock Plan, the 2011 Stock Option Plan and the 2011 Phantom Stock Option Plan to grant awards with multi-year vesting schedules, thereby promoting retention and also with the goal of further aligning the interests of our executives and our stockholders. These Plans are used to reward our executives and key employees.

We believe our incentive compensation philosophy should be shaped to motivate our executives to achieve Company goals and to align their interests with those of our stockholders.

Engagement of a Compensation Consultant

The Compensation Committee has the authority and access to the funds to engage outside compensation consultants to analyze compensation issues. In 2015, the Compensation Committee retained the services of Vivient Consulting for purposes of director and executive compensation. The Compensation Committee assessed the independence of Vivient Consulting and determined that its work for the Committee has not raised any conflict of interest.

The Compensation Committee believes that compensation decisions require judgment and should reflect Company performance, individual circumstances and market pay levels and trends.

Risk Policy Framework

We believe that our executive and employee incentive compensation program does not encourage, and thereby limits, unnecessary and excessive risk taking by executives and employees and accordingly are not reasonably likely to have a material adverse effect on the Company. All incentive compensation of executive officers is fully subject to Compensation Committee discretion and all other employee incentive compensation is fully subject to either management or Compensation Committee discretion. As further described herein, the Compensation Committee reviews and approves all incentive compensation of executive officers. Our cash Incentive Bonus Plan is primarily a formula driven plan with certain targets in which employees participate.

Elements of Compensation

Compensation for each executive officer for 2015 consisted of a base salary, the opportunity to receive annual incentive compensation in the form of cash under our Incentive Bonus Plan, the opportunity to receive an additional cash bonus at the discretion of the Compensation Committee, equity awards under the 2009 Restricted Stock Plan, the 2011 Stock Option Plan, and the 2011 Phantom Stock Option Plan, and assorted other benefits and perquisites. We provide a base salary and benefits package that management and the Compensation Committee believe is consistent with market conditions which allows us to retain key executives and employees.

The opportunity to receive incentive compensation under our Incentive Bonus Plan in 2015 focused our executive officers on short-term performance and provided them with the possibility of an immediate reward, while the 2009 Restricted Stock Plan, the 2011 Stock Option Plan, the 2011 Phantom Stock Option Plan provide the Compensation Committee the flexibility to grant long-term incentives designed to encourage the achievement of corporate goals and the growth of stockholder value over the longer term, as well as to promote retention. We have not established minimum stock ownership guidelines for our executive officers or adopted a policy requiring them to retain their Fuel Systems’ stock for any period of time.

Base Salary

The Compensation Committee has the authority to set the CEO’s compensation. The Compensation Committee receives compensation recommendations from the CEO for the other Named Executive Officers and approves or modifies them in the exercise of its judgment based on the Board’s interactions with the Named Executive Officers.

In 2015, the Named Executive Officers, excluding the CEO, received salary increases. Base salaries are shown in the Summary of Compensation Table below.

The CEO annually reviews the performance of our other Named Executive Officers and subsequently presents conclusions and recommendations regarding these officers, including proposed salary adjustments, to the Compensation Committee. The Compensation Committee makes the final decision regarding any adjustments or awards. The review of performance by the Compensation Committee and the CEO of other executive officers is a subjective assessment of each executive’s contribution to Company or division performance, leadership qualities, strengths and weaknesses and the individual’s performance relative to goals set by the CEO and the Compensation Committee. The Compensation Committee and the CEO do not systematically assign a weight to the factors they consider, and may, in their discretion, consider or disregard any one factor that is important to or irrelevant for a particular executive.

Incentive Bonus Plan

Our Incentive Bonus Plan is administered by the Compensation Committee, which has final decision-making authority over its implementation. Senior employees, including our Named Executive Officers, participate in our Incentive Bonus Plan as do other employees. The plan provides us with the framework to grant cash incentive compensation to eligible employees.

Employees of the Company and its subsidiaries worldwide are eligible to participate in our Incentive Bonus Plan if they have been employed for at least the final six months of the applicable year and if they are employed by the Company or any of its subsidiaries on the date that awards are given. None of the Company’s employees (including the Named Executive Officers) are guaranteed incentive compensation. An eligible employee will only receive his or her incentive compensation from the pool for the year if the Company or its subsidiaries has successfully met its performance goals for that year. We believe our Incentive Bonus Plan enhances the Company’s compensation structure and strategy and encourages results-oriented actions on the part of all employees throughout the Company.

After the end of each year, the Compensation Committee approves a formula, which determines the size of the incentive compensation pool for distribution to all eligible employees. The awards are distributed out of this pool to all eligible employees. Incentive compensation under the Incentive Bonus Plan is paid in cash.

Our Incentive Bonus Plan provides that senior employees, including the Named Executive Officers, can earn a percentage of the bonus pool allocated to them based on the achievement of levels of performance against target. The awards are based upon a target award opportunity expressed as a percentage of the executive’s base salary and performance achievements.

For 2015, amounts payable under the Incentive Bonus Plan have not yet been determined and will be finalized for the senior employees, including the Named Executive Officers, at a later date.

Additional Cash Bonus Compensation

Discretionary bonuses, in addition to the bonuses under the Incentive Bonus Plan described above, may be awarded in the discretion of the Compensation Committee. The Compensation Committee looks to the recommendation of the CEO, except with respect to his own bonus. Currently for 2015, a discretionary bonus in the amount of $50,000 was awarded by the Compensation Committee to our chief financial officer, as disclosed in the Bonus column of the Summary Compensation Table below. The Committee made this award as a reflection of his service.  The Committee may determine discretionary bonus from time to time at its discretion.

Equity Compensation

2009 Restricted Stock Plan

The purpose of the 2009 Restricted Stock Plan is to promote the long-term growth and profitability of Fuel Systems Solutions, Inc. by (i) providing all non-employee directors and eligible employees of the Company and its subsidiaries with incentives to maximize stockholder value and otherwise provide outstanding performance and (ii) enabling the Company to attract, retain and reward the best available employees. The Committee may also determine, from to time, to grant to employees awards under the 2009 Restricted Stock Plan as retention awards in its discretion.

The 2009 Restricted Stock Plan currently provides that eligible employees and non-employee directors may be granted restricted stock or restricted stock unit awards. All awards to be granted under the Restricted Stock Plan are awards relating to shares of the Company’s common stock. On April 24, 2015, 301,000 restricted stock units were awarded to certain executives and key employees of the Company and its subsidiaries, 100,000 to the CEO as part of his Retirement Agreement and 201,000 to executives as annual long-term incentive grants.

2011 Stock Option Plan and 2011 Phantom Stock Option Plan

On December 14, 2011, the Board of Directors adopted the 2011 Stock Option Plan and the 2011 Phantom Stock Option Plan which were subsequently approved by the stockholders on May 23, 2012. Awards under the plans are designed to promote retention, with multi-year vesting schedules, and to promote the creation of long-term value for stockholders by aligning the interests of stockholders and participants.

The 2011 Stock Option Plan includes shares available for issuance in the form of incentive and nonqualified stock options to certain executives and key employees of the Company and its subsidiaries who are employed in the United States.

The 2011 Phantom Stock Option Plan provides for the issuance of cash-settled phantom stock options (“PSOs”) to certain executives and key employees of the Company and its subsidiaries who are employed outside the United States. A PSO represents the right to receive a cash payment equal to the positive difference in value between the exercise price established on the date of grant in U.S. dollars and the fair market value of a share of Company common stock on the date of exercise in U.S. dollars, converted to local currency at the conversion rate prevailing on the date of exercise. Pursuant to the terms of the 2011 Phantom Stock Option Plan, all PSOs must be settled in cash, and no shares of Company common stock will be issued under the 2011 Phantom Stock Option Plan.

The term of a stock option or PSO may not exceed ten years, and in no event will the exercise price of a stock option or PSO be less than the fair market value of the Company’s common stock on the grant date. Other terms including conditions to vesting and exercise and forfeiture provisions will be detailed in a grant agreement.

No stock options or PSOs were granted to our Named Executive Officers in 2015.

Other Benefits and Perquisites

We provide broad-based benefits and perquisites for our employees and their dependents, portions of which are paid for by the employee. Benefits include, among other things, life insurance, health insurance, dental insurance, vision insurance, 401(k) participation, dependent and healthcare reimbursement accounts, severance, vacation time and holidays. The employee benefits for our Named Executive Officers are generally the same as those provided for our other salaried employees.

We maintain a retirement savings plan, or a 401(k) plan, for the benefit of our eligible employees who are at least 21 years old and paid from the United States. Currently, employees may elect to defer their compensation up to the statutorily prescribed limit. Our employee matching contributions are discretionary up to a limit of 100% of the first 3% of compensation contributed by employees each pay period. The Company suspended the 401(k) match in 2009, and subsequently restored it in 2011. An employee’s interests in his or her deferrals are 100% vested when contributed. After two years of employment, the participant is 25% vested in the employer’s matching contributions. Each year thereafter, an additional 25% of the employer’s matching contributions vests, resulting in full vesting after five years of employment. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan, and all contributions are deductible by us when made.

We do provide some perquisites as additional benefits that are convenient for our executive officers when faced with the demands of their positions, such as an automobile allowance, as disclosed in our Summary Compensation Table under “All Other Compensation.”

Tax Issues

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits amounts that can be deducted for compensation paid to certain executives to $1.0 million unless certain requirements are met. The Compensation Committee will continue to monitor the applicability of Section 162(m) to our compensation program.

CEO Retirement Agreement

Fuel Systems entered into a retirement agreement with Mariano Costamagna on April 24, 2015 (the “Retirement Agreement”), under which Mr. Costamagna and Fuel Systems agreed that Mr. Costamagna will retire by December 31, 2015 as the Chief Executive Officer of Fuel Systems, relinquish all executive authority with regard to Fuel Systems’ wholly-owned subsidiary, MTM S.r.L. (“MTM”), and resign from all positions as director, officer, executive or employee of all other Fuel Systems subsidiaries. Following such retirement date, Mr. Costamagna will remain as a director of Fuel Systems and MTM and be entitled to compensation as a non-management director of such companies. Under the Retirement Agreement, Mr. Costamagna was paid €450,000 by MTM on December 31, 2015 and was also granted 100,000 Fuel Systems restricted stock units which will vest, subject to compliance with the restrictive covenants in the Retirement Agreement, on December 31, 2016.

On December 16, 2015, Mariano Costamagna entered into an amendment (the “Amendment”) to the Retirement Agreement with Fuel Systems and MTM. Mr. Costamagna agreed to continue serving as the Chief Executive Officer of Fuel Systems and to maintain executive authority with regard to MTM beyond the originally agreed retirement date of December 31, 2015. The Amendment provides for Mr. Costamagna to continue to serve in such capacities until the earlier of (i) the closing date of the Merger with Westport, and (ii) April 30, 2016.

Supplemental Employment Agreements

Fuel Systems entered into a Supplemental Employment Agreement with Pietro Bersani and Michael Helfand on August 6, 2015. Under the terms of these agreements, each of Mr. Bersani and Mr. Helfand will receive a bonus payment on the closing date of a change of control or upon any earlier termination by Fuel Systems without “cause” (as defined under the Supplemental Employment Agreements) or due to death or disability that occurs prior to the closing date of the merger. In addition, the Supplemental Employment Agreements provide that if the employment of Mr. Bersani or Mr. Helfand is terminated by Fuel Systems without cause or by the executive for “good reason” (as defined under the Supplemental Employment Agreements) or due to death or disability within 12 months following a change in control (which would include the closing of the merger), then the executive will receive (i) a lump sum severance payment equal to 100% of the executive’s annual base salary in effect immediately prior to either (a) the change in control or (b) the executive’s termination, whichever is greater; (ii) 100% vesting of the restricted stock units granted to the executive on April 24, 2015, the value of which will be paid in cash and (iii) continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) (or coverage under an individual policy to the extent continuation COBRA coverage is not available) for the executive and his dependents for 18 months following the termination date at Fuel Systems’ expense, which coverage will terminate earlier if the executive becomes covered by a medical plan offered by a new employer. The chart below sets forth the amounts payable to Messrs. Bersani and Helfand under the respective agreements, assuming a merger completion date of January 15, 2016, and that employment of each executive is terminated without cause immediately following the completion of the merger. The first column sets forth the amounts payable to Messrs. Bersani and Helfand on the closing date of the merger, whereas the amounts in columns two through four comprise the value of benefits receivable by Messrs. Bersani and Helfand upon a qualifying termination following the completion of the merger, in each case pursuant to the terms of their respective Supplemental Employment Agreement.

	Merger Closing Bonus	Cash Severance Payment	RSU Acceleration Value(1)	Value of COBRA Coverage	Total
Pietro Bersani	$365,000	$367,750	$59,083	$35,390	$827,223
Michael Helfand	$300,000	$305,000	$50,642	$35,390	$691,032

(1)

Amount reflects the value derived by multiplying the number of restricted stock units subject to accelerated vesting by the value of 2.129 Westport common shares, based on the closing trading price of such shares on the presumed employment termination date of January 15, 2016.

Compensation upon Termination

Other than noted above, none of our Named Executive Officers have specific severance arrangements. The Compensation Committee has on occasion determined to provide severance to departing executives and may do so in the future.  For information regarding treatment of outstanding equity awards and entitlement to incentive compensation upon termination and change in control events, see below under “Potential Payments Upon Termination or Change in Control.” For information regarding the retirement arrangements made with Mariano Costamagna, see above under “CEO Retirement Agreement.”  For information regarding the supplemental employment agreements made with Pietro Bersani and Michael Helfand, see above under “Supplemental Employment Agreements.”

Say-on-Pay Results

Last year, approximately 99% of the votes cast at our 2015 annual meeting of stockholders, excluding abstentions and broker non-votes, voted on an advisory basis to approve our executive compensation program for fiscal year 2014. The Compensation Committee reviewed the outcome of this advisory vote and believes that the level of stockholder support reflects favorably on our executive compensation program and reaffirms our current executive compensation structure. Accordingly, the design of our 2015 executive compensation is largely unchanged from 2014. We encourage our stockholders to once again approve the non-binding advisory vote on our executive compensation program.

Conclusion

Our compensation policies are designed to retain and motivate our senior executive officers and to ultimately reward them for outstanding individual and corporate performance. We will continue to monitor these policies to gauge whether they are meeting our expectations and are willing to change them as necessary to accomplish our goals.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained herein with the management of the Company and, based on the review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Submitted by the Compensation Committee:

Colin S. Johnston, Chairman
Troy A. Clarke
Anthony Harris

The foregoing report of the Compensation Committee of the Board of Directors shall be deemed furnished with this report and not filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, or incorporated by reference in any documents so filed.

Compensation Committee Interlocks and Insider Participation

Messrs. Johnston, Clarke, and Harris served as members of the Compensation Committee. None of these persons is or has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks between the Company and other entities involving the Company’s executive officers and directors who serve as executive officers or directors of such entities.

Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers for 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($)(2)	Fair Value of Stock Awards ($)(2)	All Other Compensation ($)		Total ($)
Mariano Costamagna	2015	$558,004	$-	$-	$1,103,000	$507,004	(3)	$2,168,008
(Chief Executive Officer and Director)	2014	639,303	-	-	-	8,595	(3)	$647,898
	2013	632,562	34,600	-	-	8,588	(3)	$675,750

Pietro Bersani	2015	$362,852	$50,000	$-	$231,630	$8,490	(4)	$652,972
(Chief Financial Officer)	2014	353,600	10,000	37,754	-	8,340	(4)	$409,694
	2013	349,049	17,500	55,216	-	7,476	(4)	$429,241

Michael Helfand	2015	$300,943	$-	$-	$198,540	$21,245	(5)	$520,728
(Senior Vice President Finance and Chief Accounting Officer)	2014	293,280	5,000	24,915	-	21,054	(5)	$344,249
	2013	289,505	20,139	36,439	-	21,970	(5)	$368,053

Marco Seimandi	2015	$179,983	$-	$-	$132,360	$59,522	(6)	$371,866
(Executive Director of Automotive Sales and Marketing)	2014	213,182	5,000	26,025	-	54,625	(6)	$298,832
	2013	210,482	12,500	38,063	-	52,795	(6)	$313,840

(1)	Amounts represent bonuses paid outside the Incentive Bonus Plan.
(2)

The fair value of stock option, phantom stock option and restricted stock unit grants is computed in accordance with FASB ASC 718. See Note 13 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the calculation of the fair value of these awards.

(3)

Of this amount for 2015, $499,725 represents the €450,000 payment made to Mr. Mariano Costamagna under his Reitrement Agreement, as discussed in the Compensation Discussion and Analysis under “CEO Retirement Agreement,” $5,552 represents fees paid to Mr. Mariano Costamagna as President of the Board of Directors of one of the Company’s subsidiaries, and $1,727 represents life insurance premiums paid by the Company. Of this amount for 2014, $6,645 represents fees paid to Mr. Mariano Costamagna as President of the Board of Directors of one of the Company’s subsidiaries, and $1,950 represents life insurance premiums paid by the Company. Of this amount for 2013, $6,640 represents fees paid to Mr. Mariano Costamagna as President of the Board of Directors of one of the Company’s subsidiaries, and $1,948 represents life insurance premiums paid by the Company.

(4)

Of this amount for 2015, $540 represents life insurance premiums paid by the Company and $7,950 represents 401(k) plan matching contributions. Of this amount for 2014, $540 represents life insurance premiums paid by the Company and $7,800 represents 401(k) plan matching contributions. Of this amount for 2013, $159 represents life insurance premiums paid by the Company and $7,317 represents 401(k) plan matching contributions.

(5)

Of this amount for 2015, $1,295 represents life insurance premiums paid by the Company, $7,950 represents 401(k) plan matching contributions, and $12,000 represents an automobile allowance. Of this amount for 2014, $1,254 represents life insurance premiums paid by the Company, $7,800 represents 401(k) plan matching contributions, and $12,000 represents an automobile allowance. Of this amount for 2013, $201 represents life insurance premiums paid by the Company, $9,769 represents 401(k) plan matching contributions, and $12,000 represents an automobile allowance.

(6)

Of this amount for 2015, $2,876 represents life insurance premiums paid by the Company, $13,846 represents Company match on deferred severance compensation, in accordance with the Italian TFR legislation, $37,248 represent fees paid to Mr. Seimandi as member of the Board of Directors of Company’s subsidiaries, and $5,552 for Chairman of the Board of Directors of another of the Company’s subsidiaries. Of this amount for 2014, $3,443 represents life insurance premiums paid by the Company, $16,570 represents Company match on deferred severance compensation, in accordance with the Italian TFR legislation, and $34,612 represent fees paid to Mr. Seimandi as member of the Board of Directors of Company’s subsidiaries. Of this amount for 2013, $2,457 represents life insurance premiums paid by the Company, $15,754 represents Company match on deferred severance compensation, in accordance with the Italian TFR legislation, and $34,584 represent fees paid to Mr. Seimandi as member of the Board of Directors of Company’s subsidiaries.

Grants of Plan-Based Awards Table

The following table summarizes the grants of plan-based awards to our Named Executive Officers during 2015:

Name	Grant Date	All Other Restricted Stock Awards: Number of Securities Underlying Restricted Stock (1) (3)	Grant Date Fair Value of Restricted Stock Awards (2)
Mariano Costamagna	4/24/2015	100,000	$1,103,000
Pietro Bersani	4/24/2015	21,000	$231,630
Michael Helfand	4/24/2015	18,000	$198,540
Marco Seimandi	4/24/2015	12,000	$132,360

(1)	Represent restricted stock unit awards granted under our 2009 Restricted Stock Plan.
(2)

Fair value is based on quoted market price of the Company’s stock on the grant dates. Fair value is computed in accordance with FASB ASC 718. See Note 13 of the Notes to the Consolidated Financial Statements in this Form 10-K for a discussion of the calculation of the fair value of these awards.

(3)	Mr. Costamagna received 100,000 restricted stock units; 40,000 of these restricted stock units will be settled in cash.

Outstanding Equity Awards at Fiscal Year End 2015

The following table provides a summary of stock option, phantom stock option and unvested restricted stock unit awards held by the Named Executive Officers that were outstanding as of December 31, 2015.

		Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration	Number of Shares of Stock That Have Not Vested		Year-End Market Value of Shares of Stock That Have Not Vested
	Exercisable		Unexercisable		($/sh)	Date	(#)		($)
Mariano Costamagna	—		—		—	—	100,000	(1)	$489,000
Pietro Bersani	1,088	(2)	4,352	(2)	$10.37	05/01/24	21,000	(5)	$102,690
	2,176	(3)	3,264	(3)	$15.06	05/01/23	—		—
	6,000	(4)	1,500	(4)	$15.97	12/15/21	—		—
Michael Helfand	718	(6)	2,872	(6)	$10.37	05/01/24	18,000	(9)	$88,020
	1,436	(7)	2,154	(7)	$15.06	05/01/23	—		—
	4,000	(8)	1,000	(8)	$15.97	12/15/21	—		—
Marco Seimandi	750	(10)	3,000	(10)	$10.37	05/01/24	12,000	(13)	$58,680
	1,500	(11)	2,250	(11)	$15.06	05/01/23	—		—
	4,000	(12)	1,000	(12)	$15.97	12/15/21	—		—

(1)	Represent restricted stock units awarded under the 2009 Restricted Stock Plan. The 100,000 unvested awards will fully vest on 12/31/2016.
(2)	Represent stock options awarded under the 2011 Stock Option Plan. The unvested awards vest over time as follows: 1,088 at 5/1/2016, 1,088 at 5/1/2017, 1,088 at 5/1/2018, and 1,088 at 5/1/2019.
(3)	Represent stock options awarded under the 2011 Stock Option Plan. The unvested awards vest over time as follows: 1,088 at 5/1/2016, 1,088 at 5/1/2017, and 1,088 at 5/1/2018.
(4)	Represent stock options awarded under the 2011 Stock Option Plan. The unvested awards of 1,500 will fully vest on 12/15/2016.
(5)	Represent restricted stock units awarded under the 2009 Restricted Stock Plan. The unvested awards vest over time as follows: 7,000 at 4/24/2016, 7,000 at 4/24/2017, and 7,000 at 4/24/2018.

(6)	Represent stock options awarded under the 2011 Stock Option Plan. The unvested awards vest over time as follows: 718 at 5/1/2016, 718 at 5/1/2017, 718 at 5/1/2018, and 718 at 5/1/2019.
(7)	Represent stock options awarded under the 2011 Stock Option Plan. The unvested awards vest over time as follows: 718 at 5/1/2016, 718 at 5/1/2017, and 718 at 5/1/2018.
(8)	Represent stock options awarded under the 2011 Stock Option Plan. The unvested awards of 1,000 will fully vest on 12/15/2016.
(9)	Represent restricted stock units awarded under the 2009 Restricted Stock Plan. The unvested awards vest over time as follows: 6,000 at 4/24/2016, 6,000 at 4/24/2017, and 6,000 at 4/24/2018.
(10)	Represent phantom stock options awarded under the 2011 Phantom Stock Option Plan. The unvested awards vest over time as follows: 750 at 5/1/2016, 750 at 5/1/2017, 750 at 5/1/2018, and 750 at 5/1/2019.
(11)	Represent phantom stock options awarded under the 2011 Phantom Stock Option Plan. The unvested awards vest over time as follows: 750 at 5/1/2016, 750 at 5/1/2017, and 750 at 5/1/2018.
(12)	Represent phantom stock options awarded under the 2011 Phantom Stock Option Plan. The unvested awards of 1,000 shares will fully vest on12/15/2016.
(13)	Represent restricted stock units awarded under the 2009 Restricted Stock Plan. The unvested awards vest over time as follows: 4,000 at 4/24/2016, 4,000 at 4/24/2017, and 4,000 at 4/24/2018.

Option Exercises and Stock Vested in 2015

There was no vesting of shares of restricted stock and no options exercised by the Named Executive Officers during 2015.

Pension Benefits

We do not have any defined benefit pension plans.

Nonqualified Deferred Compensation in 2015

The deferred compensation plan was terminated in the second quarter of 2014 and the plan assets were distributed to the participants in July 2015. None of the Named Executive Officers received any amount from the plan in 2015.

Potential Payments upon Termination or Change in Control

The Compensation Committee has on occasion determined to provide severance to departing executives. See above under “Retirement Agreement” for more information regarding the retirement arrangements made with Mariano Costamagna.  See above under “Supplemental Employment Agreements” for more information regarding the supplemental employment arrangements made with Pietro Bersani and Michael Helfand.

Treatment of Incentive Compensation. No employee is eligible to receive an incentive compensation award (in cash or restricted stock) if he or she is not employed by the Company on the date the awards are made. Therefore, even if one of our Named Executive Officers was eligible in all other respects to receive incentive compensation (for example, he worked for a profitable division, he met his personal performance goals and was employed by the Company or one of its subsidiaries for at least the final six months of the fiscal year), he would not be entitled to any award unless he continued to be employed by the Company on the award grant date.

If any employee who has received a restricted stock or restricted stock unit award under our plans leaves the Company for any reason, his or her restricted stock and restricted stock units that remains unvested on the date of termination are forfeited.

Treatment of Stock Option Awards. Pursuant to the terms of the underlying grant agreements, outstanding, unvested stock options and phantom stock options are forfeited upon termination of employment for any reason.  Upon a merger or sale of all or substantially all of the Company’s assets, any then outstanding, unvested stock options become fully vested. As of December 31, 2015, all Named Executive Officers have outstanding stock options, except Mr. Mariano Costamagna.

Stock options held by Messrs. Bersani and Helfand and phantom stock options held by Mr. Seimandi were only partially vested as of December 31, 2015; therefore, a termination of their employment would result in forfeiture of the unvested awards, or upon a merger or sale of all or substantially all of the Company’s assets, such unvested awards would become fully vested.

Director Compensation

From January 1, 2015 through the present, the payment structure was as follows for our independent directors:

•	$10,000 cash to each independent Board member as an annual fee;
•

$50,000 annual restricted stock grant to each independent Board member, granted at the annual meeting and vesting approximately one year thereafter (subject to continued service as a director, other than due to death or disability);

•	$20,000 cash to the Lead Director / Chairman of the Board as an annual fee;
•	$10,000 cash to the Audit Committee Chairman as an annual fee;
•	$5,000 cash to the Compensation Committee Chairman as an annual fee;
•	$5,000 cash to the Nominating and Corporate Governance Committee Chairman as an annual fee;
•	$2,500 cash to Audit Committee members as an annual fee;
•	$24,000 cash to the Director serving on the committee to review related persons transactions as an annual fee;
•

$7,000 cash to each non-employee director per Board meeting attended in person if the Board meeting is held in the director’s home country or $9,000 cash to each non-employee director for each Board meeting attended in person, if the meeting is not held in the director’s home country. The $7,000 and $9,000 fee is a flat fee that is payable only once per meeting, no matter how long the meeting lasts;

•	$1,250 cash for each Board meeting attended telephonically;
•

$1,000 cash for all committee meetings attended in person by a non-employee Board member (if there is more than one meeting per day or per visit, the $1,000 covers all meetings). Committee meetings held during in person Board meetings are not subject to payment;

•	$1,000 cash per day for non-employee Directors when working or traveling on a specific assignment required by the Board, that is not part of a Board meeting;
•	$500 cash for all committee meetings attended telephonically per day by a non-employee Board member; and
•	$0 for informational or update calls.

In addition, the Board may award additional compensation for special services by the directors.

At this time, the Board has determined that all of our non-employee directors are also independent directors. Mr. Di Toro, who resigned effective March 4, 2016, was also an independent director.  In the event that new directors join our Board who are not employees but who do not qualify as independent, the Board may revisit this compensation structure as it applies to non-employee directors who are not independent.

Participation in the Deferred Compensation Plan

Non-employee directors were eligible to participate in our deferred compensation plan pursuant to which they could elect to defer a portion of their fees, which were invested in various investment options, which could include units that tracked our Company’s common stock. The deferred compensation plan was terminated in the second quarter of 2014. Upon termination of the plan, Mr. Di Toro and Mr. Nall were fully vested in the units purchased through the deferred compensation plan with Company matching funds. Plan assets were distributed to the participants in July 2015.

2015 Director Compensation Table

The following table sets forth a summary of the compensation earned by our non-employee directors pursuant to our director compensation policy for the year ended December 31, 2015:

Name	Fees Earned and Paid in Cash ($)	Stock Awards ($) (1) (2)	Total ($)
James W. Nall	87,994	50,006	138,000
Marco Di Toro	60,244	50,006	110,250
Joseph E. Pompeo	69,494	50,006	119,500
Troy A. Clarke	56,327	50,006	106,333
Anthony Harris	55,244	50,006	105,250
Colin S. Johnston	81,911	50,006	131,917
Steven R. Becker	55,494	50,006	105,500

(1)

Each non-employee director received an annual restricted stock grant with a grant date fair value of $50,006 on the day of our 2015 annual stockholder meeting, May 28, 2015. These grants will vest in full on May 20, 2016 or, if approved by the stockholders, upon a change of control.

(2)

As of December 31, 2015, shares of unvested restricted stock held by our directors were as follows: Mr. Nall 6,054, Mr. Di Toro 6,054 (which were forfeited upon his resignation on March 4, 2016), Mr. Pompeo 6,054, Mr. Clarke 6,054, Mr. Harris 6,535, and Mr. Johnston 6,054, and Mr. Becker 6,054. See Note 13 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the calculation of the fair value of the restricted stock awards granted in 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders. The following table sets forth information about our common stock that may be issued under our equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	117,020	$13.97	610,876	(1)
Total	117,020	$13.97	610,876

(1)	Includes 429,396 shares of restricted stock available for issuance under our 2009 Restricted Stock Plan and 181,480 shares of options available for issuance under the 2011 Stock Option Plan.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 7, 2016, except as otherwise noted, as to:

•	Each person (or group of affiliated persons) known by us to own beneficially more than 5% of our outstanding common stock;
•	Our Named Executive Officers;
•	Each of our directors and director nominees; and
•	All our directors and executive officers as a group.

Except as otherwise indicated, all of the shares indicated in the table are shares of Fuel Systems’ common stock and each beneficial owner has sole voting and investment power with respect to the shares set forth opposite his or its name. For the purposes of calculating percentage ownership as of March 7, 2016, 20,143,108 shares were issued and 18,094,043 shares were outstanding, and, for any individual who beneficially owns shares of restricted stock that will vest or shares represented by options that are or will become exercisable within 60 days following March 7, 2016, those shares are treated as if outstanding for that person, but not for any other person. In preparing the following table, we relied upon statements filed with the SEC by beneficial owners of more than 5% of the outstanding shares of our common stock pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, unless we knew or had reason to believe that the information contained in such statements was not complete or accurate, in which case we relied upon information that we considered to be accurate and complete. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Fuel Systems Solutions, Inc., 780 Third Avenue, 25th Floor, New York, NY 10017.

	Shares Beneficially Owned
Name of Beneficial Owner			Percent of
5% Stockholders:	Number		Class
Mariano Costamagana, Pier Antonio Costamagna, Bruna Giachino, Carla Borgogno (1)	3,218,774		17.8%
Kevin Douglas, Michelle Douglas, James E. Douglas,III, K&M Douglas Trust, douglas Family Trust, James Douglas and Jean Douglas Irrevocable Descendants' Trust (2)	2,671,684		14.8%
Nothern Right Capital Management, L.P. (3)	1,894,565		10.5%
Royce & Associates, LLC (4)	1,372,301		7.6%
Directors and Executive Officers:
Mariano Costamagna	3,218,774	(1)	17.8%
(Chief Executive Officer and Director)
Pietro Bersani	11,440	(5)	*
(Chief Financial Officer)
Andrea Alghisi	-		*
(Chief Operating Officer)
Michael Helfand	7,590	(6)	*
(Senior Vice President Finance and Chief Accounting Officer)
James W. Nall	12,632	(7)	*
(Director, Chairman of the Board, member of Nominating and Corporate Governance Committee and Audit Committee)
Joseph E. Pompeo	10,420	(8)	*
(Director, member of Audit Committee and Nominating and Corporate Governance Committee)
Marco Seimandi	9,090	(9)	*
(Executive Director of Automotive Sales and Marketing)
Anthony Harris	5,661	(10)	*
(Director, member of Audit Committee and Compensation Committee)
Troy A. Clarke	9,798	(11)	*
(Director, member of Compensation Committee and Nominating and Corporate Governance Committee)
Colin S. Johnston	4,700	(12)	*
(Director, member of Audit Committee and Compensation Committee)
Steven R. Becker	1,894,565	(3)	10.5%
(Director, member of Nominating and Corporate Governance Committee)
All current executive officers and directors as a group (11 persons)	5,184,670	(13)	28.6%

*	Indicates ownership of less than 1% of the Company’s common stock.

(1)

Based on Amendment No. 3 to a Schedule 13D Beneficial Ownership Report filed on September 4, 2015 by Mariano Costamagna, Pier Antonio Costamagna, Bruna Giachino, and Carla Borgogno.  The report discloses that the total shares beneficially owned by Mr. Mariano Costamagna include 1,584,589 shares held by Mariano Costamagna’s brother, Pier Antonio Costamagna and his wife, to which he disclaims beneficial ownership. Mr. Pier Antonio Costamagna retried as an executive officer of Fuel Systems and as a General Manager of MTM S.r.L. effective February 5, 2014.

(2)

Based on Amendment to a Schedule 13D Information Statement filed on September 2, 2015 by Kevin Douglas, Michelle Douglas, James E. Douglas, III, K&M Douglas Trust, Douglas Family Trust, and James Douglas and Jean Douglas Irrevocable Descendants’ Trust. The Schedule 13G discloses that Kevin Douglas and his wife, Michelle Douglas, hold 1,056,671 shares jointly and as co-trustees of the K&M Douglas Trust. In addition, Kevin Douglas and Michelle Douglas are co-trustees of the

James Douglas and Jean Douglas Irrevocable Descendants’ Trust, which holds 901,758 shares. The Schedule 13G also discloses that Kevin Douglas shares dispositive power with respect to 264,167 shares held by James E. Douglas, III and 449,088 shares held by the Douglas Family Trust, in addition to the shares previously listed. The principal business office of the Filers is located at 125 E. Sir Francis Drake Blvd., Suite 400, Larkspur, CA 94939.

(3)

Based on Amendment No. 5 to a Schedule 13D Beneficial Ownership Report filed on November 4, 2015 by Northern Right Capital Management, L.P. (f/k/a Becker Drapkin Management, L.P.), Northern Right Capital (QP), L.P. (f/k/a Becker Drapkin Partners (QP), L.P.), Becker Drapkin Partners, L.P., Becker Drapkin Partners SLV, LTD, BC Advisors, LLC, Steven R. Becker, and Matthew A. Drapkin.  The report discloses that Steven R. Becker has shared voting power and shared dispositive power on 1,255,398 shares. The report also discloses that BC advisors, LLC, and Matthew A. Drapkin have shared voting power and shared dispositive power on 1,894,565 shares. The report also discloses that: (i) Northern Right Capital (QP), L.P. has sole voting power and sole dispositive power on 639,167 shares; (ii) Becker Drapkin Partners SLV, Ltd. has sole voting power and sole dispositive power on 886,752 shares; and (iii) Northern Right Capital Management, L.P. has sole voting power and sole dispositive power on 368,646 shares, and shared voting power and shared dispositive power on 1,525,919 shares.  As described in more detail in Amendment No. 5 to the Schedule 13D, certain entities and persons have disclaimed beneficial ownership of certain reported shares.  The principal business office of the Filers except for Mr. Becker is located at 10 Corbin Drive, 3rd Floor, Darien, CT 06820.  The principal business office of Mr. Becker is located at 500 Crescent Court, Suite 230, Dallas, TX 75201.

(4)

Based on a Schedule 13G Information Statement filed on January 13, 2016 by Royce & Associates, LLC. The schedule discloses that Royce & Associates, LLC holds 1,372,301 shares. The principal business office of the Filer is located at 745 Fifth Avenue, New York, NY 10151.

(5)

Includes 11,440 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following March 7, 2016. Does not include 6,940 shares of unvested options or (ii) 21,000 unvested restricted stock units held by Mr. Bersani.

(6)

Includes 7,590 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following March 7, 2016. Does not include (i) 4,590 shares of unvested options or (ii) 18,000 unvested restricted stock units held by Mr. Helfand.

(7)	Does not include 6,054 shares of unvested restricted stock held by Mr. Nall.
(8)	Does not include 6,054 shares of unvested restricted stock held by Mr. Pompeo.
(9)

Includes 7,750 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following March 7, 2016. Does not include (i) 4,750 shares of unvested options or (ii) 12,000 unvested restricted stock units held by Mr. Seimandi.

(10)	Does not include 6,535 shares of unvested restricted stock held by Mr. Harris.
(11)	Does not include 6,054 shares of unvested restricted stock held by Mr. Clarke.
(12)	Does not include 6,054 shares of unvested restricted stock held by Mr. Johnston.
(13)	Includes an aggregate of 26,780 shares issuable upon exercise of outstanding options that are exercisable prior to or within 60 days following March 7, 2016.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Review and Approval of Transactions with Related Parties

Pursuant to our Code of Conduct (a copy of which may be found on our website, www.fuelsystemssolutions.com under the caption “Corporate Governance”), all of our directors, officers and employees and those of our subsidiaries are required to disclose to our Board of Directors (for all directors and executive officers) or a local human resource manager (for our other employees) any direct or indirect relationship that reasonably could be expected to give rise to an actual or apparent conflict of interest between any of them, personally, and us or our subsidiaries. In approving or rejecting a proposed transaction, the disinterested members of our Board of Directors or a local human resource manager, as applicable, will consider the facts and circumstances available and deemed relevant, including but not limited to, the risks, costs, and benefits to us, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence. The Nominating and Corporate Governance Committee and the Audit Committee have developed certain procedures to periodically review and as necessary approve related party transactions with the entities owned in whole or in part by Mr. Costamagna and his family. After concluding their review, they will only approve those transactions that, in light of known circumstances, are in or are not inconsistent with, the Company’s interests, as they determine in good faith.

Family Relationships among Executive Officers

Mariano Costamagna, our Chief Executive Officer and member of our Board of Directors, is the brother-in-law of Margherita Piumatti, Human Resources Manager of MTM. Ms. Piumatti’s annual salary is approximately $34,000, using the average Euro to U.S. dollar exchange rate for the year ended December 31, 2015. Ms. Piumatti retired from the company in July 2015.

Transactions with Entities Owned or Controlled by the Costamagna Family

The Company leases eight buildings in Italy from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna and Pier Antonio Costamagna and their families. Total lease payments to IMCOS Due in 2015 were approximately $2.5 million for the year ended December 31, 2015.   After termination of one of the leases from IMCOS Due S.r.L effective December 31, 2014, the billing of certain public utility connections was not transferred back to IMCOS Due S.r.L and payments in the amount of $32 thousand (€29 thousand) were made on behalf of IMCOS Due S.r.L. during 2015.  All costs which were not billed to the new tenant by the Company were reimbursed by IMCOS Due to the Company at the end of February 2016.

Mariano and Pier Antonio Costamagna, together with one employee of the Company, own 30% of Immobiliare 4 Marzo S.a.s. The Company paid approximately $0.3 million to Immobiliare 4 Marzo S.a.s. in 2015 in connection with the lease of a building.

Mariano and Pier Antonio Costamagna and their family members own 100% of Biemmedue S.p.A. The Company purchased approximately $104,000 of products from Biemmedue in 2015. The Company sold approximately $51,000 of products to Biemmedue in 2015.

Mariano and Pier Antonio Costamagna and their family members own 100% of Biemmedue S.p.A. which owns 100% of A.R.S. Elettromeccanica. In 2015, the Company purchased approximately $1.3 million of products from A.R.S. Elettromeccanica. The Company sold approximately $16,000 of products to A.R.S. Elettromeccanica.

Mariano Costamagna serves on the board of directors of MTM Hydro S.r.L and together with his brother, Pier Antonio Costamagna, owns 46% of MTM Hydro. The Company purchased approximately $350 of products from MTM Hydro and also sold approximately $38,000 of products to MTM Hydro S.r.L in 2015.

Ningbo Topclean Mechanical Technology Co. Ltd is 100% owned by MTM Hydro S.r.L. The Company purchased approximately $1.1 million of products from Ningbo Topclean Mechanical Technology Co. Ltd. in 2015.

Mariano Costamagna serves on the board of directors of Europlast S.r.L. and together with his brother, Pier Antonio Costamagna, and one other immediate family member, owns 90% of Europlast. In 2015, the Company purchased approximately $1.9 million of products from Europlast and also sold approximately $7,200 of products to Europlast.

Mariano Costamagna serves on the board of directors of TCN S.r.L. and together with his brother, Pier Antonio Costamagna, owns 30% of TCN S.r.L. The Company purchased approximately $1.1 million of products from TCN S.r.L. in 2015.  The Company sold approximately $230 of products to TCN S.r.L. in 2015.

Mariano Costamagna serves on the board of directors of TCN VD S.r.L. TCN VD S.r.L. is 90% owned by TCN S.r.L. as well as 3% owned by Mariano Costamagna along with his brother, Pier Antonio Costamagna. Consequently, Mariano Costamagna together with his brother own 30% of TCN VD S.r.L. The Company purchased approximately $1.9 million of semi-manufactured mechanical components from TCN VD S.r.L. in 2015. The Company also sold approximately $22,210 of products to TCN VD S.r.L. in 2015.

Mariano Costamagna and his immediate family own 30% of TCN S.r.L. which owns 100% of Bianco S.p.A. The Company purchased approximately $740 of equipment from Bianco S.p.A. in 2015. The Company also sold approximately $0.6 million of products to Bianco S.p.A. in 2015.

Mariano Costamagna’s immediate family and one employee of the Company own 70% of Erretre S.r.L. The Company purchased approximately $0.1 million of products from Erretre S.r.L. in 2015. The Company also sold approximately $2,300 of spare parts to Erretre S.r.L. in 2015.

Mariano Costamagna and his immediate family own 30% of TCN S.r.L. which owns 90% of Galup S.r.L. The Company purchased approximately $4,140 of products from Galup S.r.L. in 2015.

Mariano Costamagna and his immediate family own 100% of IMCOS Due S.r.L. which owns 100% of Delizie Bakery S.r.L.. The Company sold $46,980 of services to Delizie Bakery S.r.L. in 2015.

Retention of a Director’s Law Firm

Marco Di Toro, a former director of Fuel Systems who resigned effective March 4, 2016, is a partner in the law firm of Grosso, de Rienzo, Riscossa, Di Toro e Associati, which MTM has retained in connection with various matters. For the year ended December 31, 2015, the Company incurred approximately $144,000 for fees and related expenses from Mr. Di Toro’s law firm.

Independent Directors

The Board of Directors has determined that Messrs. Nall, Di Toro (resigned effective March 4, 2016), Pompeo, Clarke, Harris, Johnston and Becker are independent under NASDAQ rules. In making its determination of independence regarding Mr. Di Toro, the Board considered the work performed for the Company by the law firm of Grosso, de Rienzo, Riscossa, Di Toro, e Associati, where Mr. Di Toro is a partner. For the year ended December 31, 2015, the Company incurred approximately $144,000 for fees and related expenses from Mr. Di Toro’s law firm as mentioned in the above paragraph.

Item 14.	Principal Accounting Fees and Services.

The Company incurred the following fees by the independent registered public accounting firm PricewaterhouseCoopers LLP for 2015 and 2014:

	2015	2014
Audit fees (1)	$2,027,000	$2,143,000
Tax fees (2)	26,000	51,000
All other fees (3)	296,000	76,000
Total fees	$2,349,000	$2,270,000

(1)

Audit fees consist of the aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of our annual consolidated financial statements for 2015 and 2014, the audit of the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q for 2015 and 2014, as well as professional services billed by PricewaterhouseCoopers LLP in connection with statutory audits performed for certain foreign subsidiaries.

(2)

Tax fees consist of the aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for tax preparation services, tax planning and tax assistance for 2015 and 2014, respectively.

(3)

“All other fees” includes professional services billed by PricewaterhouseCoopers LLP in connection with IT segregation of duties consulting activities and conflict minerals regulation-related activities, as well as a technical accounting tool renewal license.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The independent registered public accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All of the services provided by PricewaterhouseCoopers LLP during 2015 and 2014 were approved by the Audit Committee under its pre-approval policies and procedures, with the exception of a single project which was allowable under the de minimis exception pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X during 2014.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Fuel Systems Solutions, Inc.

Report of independent registered public accounting firm.

Consolidated balance sheets as of December 31, 2015 and 2014.

Consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013.

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2015, 2014, and 2014.

Consolidated statements of stockholders’ equity for the years ended December 31, 2015, 2014, and 2013.

Consolidated statements of cash flows for the years ended December 31, 2015, 2014, and 2013.

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
2.1

Agreement and Plan of Merger, dated as of September 1, 2015, by and among Westport Innovations Inc., Whitehorse Merger Sub Inc. and Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 2, 2015).

2.2

Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 6, 2016, by and among Westport Innovations Inc., Whitehorse Merger Sub Inc., and Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on March 7, 2016).

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

4.3

Amendment No. 2 to Stockholder Protection Rights Agreement, dated as of September 11, 2015, between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 14, 2015; SEC File No. 001-32999).

4.4

Specimen of common stock certificate of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form S-4 filed on June 27, 2006; SEC File No. 333-135378).

10.1+	2009 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 9, 2009; SEC File No. 001-32999).
10.2+	2009 Restricted Stock Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on April 14, 2015; SEC File No. 001-32999).
10.3+

Form of Restricted Stock Agreement under 2009 Restricted Stock Plan (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on July 9, 2009; SEC File No. 001-32999).

10.4+

Form of Restricted Stock Unit Agreement under 2009 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015; SEC File No. 001-32999).

10.5+

Restricted Stock Unit Agreement under 2009 Restricted Stock Plan between Fuel Systems Solutions, Inc. and Mariano Costamagna (incorporated by reference to Exhibit 10.3 of the C ompany’s Quarterly Report on Form 10-Q for the period ended June 30, 2015; SEC File No. 001-32999).

10.6+

Restricted Stock Unit Agreement under 2009 Restricted Stock Plan between Fuel Systems Solutions, Inc. and Pietro Bersani (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015; SEC File No. 001-32999).

10.7+

Restricted Stock Unit Agreement under 2009 Restricted Stock Plan between Fuel Systems Solutions, Inc. and Michael Helfand (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015; SEC File No. 001-32999).

Exhibit No.	Description
10.8+

Restricted Stock Unit Agreement under 2009 Restricted Stock Plan between Fuel Systems Solutions, Inc. and Marco Seimandi (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015; SEC File No. 001-32999).

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

10.11	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 9, 2009; SEC File No. 001-32999).
10.12

Loan Agreement between MTM, S.r.L. and Unicredit Banca Medio Credito S.p.A., dated December 2, 2004 (incorporated by reference to Ex. 10.3 to IMPCO Technologies, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005; SEC File No. 001-15143).

10.13

English summary of Financing Agreement dated December 22, 2008, by and among MTM S.r.L., Banca IMI S.p.A. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2008; SEC File No. 001-32999).

10.14

Committed Credit Facility dated July 10, 2009 between Fuel Systems, Inc. /IMPCO Technologies, Inc. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2009; SEC File No. 001-32999).

10.15

First Amendment to Agreement dated April 30, 2014 between Fuel Systems Solutions, Inc., IMPCO Technologies, Inc., IMPCO Technologies B.V. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2014; SEC File No. 001-32999).

10.16

Second Amendment to Agreement dated April 30, 2015 between Fuel Systems Solutions, Inc., IMPCO Technologies, Inc., IMPCO Technologies B.V. and Intesa SanPaolo S.p.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 30, 2015; SEC File No. 001-32999).

10.17+	Fuel Systems Solutions, Inc. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 20, 2011; SEC File No. 001-32999).
10.18+	Amendment No. 1 to 2011 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015; SEC File No. 001-32999).
10.19+	Fuel Systems Solutions, Inc. 2011 Phantom Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 20, 2011; SEC File No. 001-32999).
10.20+

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

10.24+

Agreement dated as of October 29, 2014 by and among Fuel Systems Solutions, Inc., Steven R. Becker, Matthew A. Drapkin, BC Advisors, LLC, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., and Becker Drapkin Partners, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 30, 2014).

Exhibit No.	Description
10.25+

Separation Agreement and General Release between Roberto Olivo and Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.26+

Minutes of Settlement Agreement between Roberto Olivo and MTM S.r.l. (English translation) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.27+

Retirement Agreement dated April 24, 2016 between Mariano Costamagna, Fuel Systems Solutions, Inc. and MTM S.r.L. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2015).

10.28+

Amendment to Retirement Agreement between Mariano Costamagna and Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 18, 2015).

10.29+

Agreement for the Provision of Interim Management Services dated April 24, 2015 between Fuel Systems Solutions, Inc. and AP Services, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 28, 2015).

10.30+

Supplemental Employment Agreement between Fuel Systems Solutions, Inc. and Pietro Bersani, dated August 6, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.31+

Supplemental Employment Agreement between Fuel Systems Solutions, Inc. and Michael Helfand, dated August 6, 2015 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.32

Voting Agreement dated as of September 1, 2015 by and among Westport Innovations Inc., Fuel Systems Solutions, Inc., and each of K&M Douglas Trust, James Douglas And Jean Douglas Irrevocable Descendants’ Trust, Douglas Family Trust and James E. Douglas, III (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2015).

10.33+

Employment Contract, dated February 17, 2016, between MTM Srl and Andrea Alghisi (English Translation) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 3, 2016).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 14, 2016.

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

Signature	Title	Date
/S/ MARIANO COSTAMAGNA	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016
Mariano Costamagna

/S/ PIETRO BERSANI	Chief Financial Officer (Principal Financial Officer)	March 14, 2016
Pietro Bersani

/S/ MICHAEL HELFAND	Senior Vice President Finance and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2016
Michael Helfand

/S/ JOSEPH E. POMPEO	Director	March 14, 2016
Joseph E. Pompeo

/S/ COLIN S. JOHNSTON	Director	March 14, 2016
Colin S. Johnston

/S/ TROY A. CLARKE	Director	March 14, 2016
Troy A. Clarke

/S/ JAMES W. NALL	Director	March 14, 2016
James W. Nall

/S/ ANTHONY HARRIS	Director	March 14, 2016
Anthony Harris

/S/ STEVEN R. BECKER	Director	March 14, 2016
Steven R. Becker

FUEL SYSTEMS SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fuel Systems Solutions, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index located on page F-1 present fairly, in all material respects, the financial position of Fuel Systems Solutions, Inc. and its subsidiaries (the Company) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index located on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, in 2015 the Company changed the manner in which deferred tax assets and liabilities, along with any related valuation allowance, are classified on the balance sheet.  Additionally, as discussed in Note 17 to the consolidated financial statements, the Company has significant transactions with related parties.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 14, 2016

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$60,162	$85,180
Accounts receivable less allowance for doubtful accounts of $3,005 and $3,129 at December 31, 2015 and December 31, 2014, respectively	44,524	46,952
Inventories	62,717	80,001
Other current assets	15,523	21,271
Short-term investments	1,000	6,614
Related party receivables, net	316	5,094
Total current assets	184,242	245,112
Equipment and leasehold improvements, net	35,583	48,937
Goodwill	0	7,363
Deferred tax assets, net	4,552	14,564
Intangible assets, net	2,680	6,964
Other assets	1,382	1,065
Total Assets	$228,439	$324,005
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$34,117	$39,918
Accrued expenses	26,859	33,446
Income taxes payable	233	445
Term loans and debt	9	207
Related party payables	2,525	2,744
Total current liabilities	63,743	76,760
Other liabilities	9,858	9,745
Deferred tax liabilities, net	751	765
Total Liabilities	74,352	87,270
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at December 31, 2015 and 2014	0	0
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,143,108 issued and 18,094,043 outstanding at December 31, 2015; and 20,114,427 issued and 19,769,617 outstanding at December 31, 2014	20	20
Additional paid-in capital	322,144	320,820
Shares held in treasury, 2,049,065 and 344,810 shares at December 31, 2015 and 2014, respectively	(20,742)	(3,692)
Accumulated Deficit	(101,286)	(54,151)
Accumulated other comprehensive loss	(46,049)	(26,403)
Total Fuel Systems Solutions, Inc. Equity	154,087	236,594
Non-controlling interest	0	141
Total Equity	154,087	236,735
Total Liabilities and Equity	$228,439	$324,005
See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Share and Per Share Data)

	Years Ended December 31,
	2015	2014	2013
Revenue	$263,397	$339,128	$399,841
Cost of revenue	204,023	264,471	312,703
Gross profit	59,374	74,657	87,138
Operating Expenses:
Research and development expense	21,223	26,194	27,540
Selling, general and administrative expense	61,862	58,341	55,189
Impairments	13,766	44,341	0
Total operating expenses	96,851	128,876	82,729
Operating (loss) income	(37,477)	(54,219)	4,409
Other (expense) income, net	(141)	1,266	(1,536)
Interest income	424	980	1,062
Interest expense	(445)	(829)	(847)
(Loss) income from operations before income taxes and non-controlling interest	(37,639)	(52,802)	3,088
Income tax expense	(9,521)	(610)	(3,566)
Net loss	(47,160)	(53,412)	(478)
Less: net loss (income) attributed to non-controlling interests	25	(4)	18
Net loss attributable to Fuel Systems Solutions, Inc.	$(47,135)	$(53,416)	$(460)
Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(2.55)	$(2.66)	$(0.02)
Diluted	$(2.55)	$(2.66)	$(0.02)
Number of shares used in per share calculation:
Basic	18,486,083	20,074,773	20,073,360
Diluted	18,486,083	20,074,773	20,073,360

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(47,160)	$(53,412)	$(478)
Other comprehensive (loss) income, net of tax except for foreign currency items:
Foreign currency translation adjustments	(19,647)	(26,374)	1,875
Unrealized (loss) gain on investments:
Unrealized holding (loss) gain arising during period	0	(55)	55
Foreign currency unrealized (loss) gain on investments during period	0	(245)	385
Net realized loss (gain) reclassified during period	0	691	(686)
Other comprehensive (loss) income, net of tax except for foreign currency items	(19,647)	(25,983)	1,629
Comprehensive (loss) income	(66,807)	(79,395)	1,151
Less: net comprehensive loss attributable to the non-controlling interest	26	15	10
Comprehensive (loss) income attributable to Fuel Systems Solutions, Inc.	$(66,781)	$(79,380)	$1,161

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Fuel Systems Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
	Shares	Amount
Balance, December 31, 2012	20,039,020	$20	$319,667	$(305)	$(275)	$(2,060)	0	$317,047
Net loss	0	0	0	0	(460)	0	(18)	(478)
Foreign currency translation adjustment	0	0	0	0		1,867	8	1,875
Unrealized net loss on investments, net of tax	0	0	0	0	0	55	0	55
Unrealized foreign exchange gain on investment, net of tax	0	0	0	0	0	385	0	385
Realized foreign exchange gain on investment, net of tax	0	0	0	0	0	(420)	0	(420)
Realized foreign exchange gain on sale of foreign subsidiary, net of tax	0	0	0	0	0	(266)	0	(266)
Evotek acquisition compensation expense	14,868	0	0	0	0	0	0	0
Common stock issued upon exercise of options	30,000	0	316	0	0	0	0	316
Issuance and vesting of stock options	0	0	186	0	0	0	0	186
Issuance and vesting of restricted stock, net of shares withheld for employee tax	12,122	0	176	0	0	0	0	176
Shares held in trust for deferred compensation plan, at cost	0	0	0	10	0	0	0	10
Change in control in Rohan BRC							166	166
Balance, December 31, 2013	20,096,010	$20	$320,345	$(295)	$(735)	$(439)	156	$319,052
Net (loss) income	0	0	0	0	(53,416)	0	4	(53,412)
Foreign currency translation adjustment	0	0	0	0	0	(26,355)	(19)	(26,374)
Unrealized net loss on investments, net of tax	0	0	0	0	0	(55)	0	(55)
Unrealized foreign exchange loss on investment, net of tax	0	0	0	0	0	(245)	0	(245)
Realized foreign exchange loss on investment, net of tax	0	0	0	0	0	691	0	691
Issuance and vesting of stock options	0	0	225	0	0	0	0	225
Repurchase of common stock	(336,811)	0	0	(3,416)	0	0	0	(3,416)
Issuance and vesting of restricted stock, net of shares withheld for employee tax	10,418	0	250	0	0	0	0	250
Shares held in trust for deferred compensation plan, at cost	0	0	0	19	0	0	0	19
Balance, December 31, 2014	19,769,617	$20	$320,820	$(3,692)	$(54,151)	$(26,403)	$141	$236,735
Net loss	0	0	0	0	(47,135)	0	(25)	(47,160)
Foreign currency translation adjustment	0	0	0	0	0	(19,646)	(1)	(19,647)
Issuance and vesting of stock options	0	0	215	0	0	0	0	215
Repurchase of common stock	(1,704,255)	0	0	(17,109)	0	0	0	(17,109)
Issuance and vesting of restricted stock, net of shares withheld for employee tax	28,681	0	1,109	0	0	0	0	1,109
Termination of deferred compensation plan, at cost	0	0	0	59	0	0	0	59
Acquisition of remaining equity in Rohan	0	0	0	0	0	0	(115)	(115)
Balance, December 31, 2015	18,094,043	20	322,144	(20,742)	(101,286)	(46,049)	0	154,087

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, except Share and Per Share Data)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss attributable to Fuel Systems Solutions, Inc.	$(47,135)	$(53,416)	$(460)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and other amortization	9,222	10,724	10,917
Amortization of intangibles arising from acquisitions	1,572	2,285	2,915
Impairments	13,766	44,341	0
Provision for doubtful accounts	1,906	319	583
Write down of inventory	2,808	4,239	4,310
Loss on acquisition	0	0	2,024
Other non-cash items	242	14	(222)
Deferred income taxes	7,950	(2,788)	(1,939)
Unrealized loss (gain) on foreign exchange transactions	1,283	(685)	2,961
Compensation expense related to equity awards	1,324	475	362
Loss on abandonment of leased property	0	1,993	0
Loss (gain) on disposal of equipment and other assets	866	1,573	(281)
Reduction of contingent consideration	0	0	(406)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(3,531)	11,657	10,552
Decrease in inventories	4,842	446	1,649
Decrease (increase) in other current assets	2,546	(3,365)	(6,338)
Decrease (increase) in other assets	135	751	(596)
(Decrease) increase in accounts payable	(1,274)	4,137	(2,288)
(Decrease) increase in income taxes payable	(200)	289	(2,522)
(Decrease) increase in accrued expenses and long-term liabilities	(1,239)	(1,488)	158
Receivables from/payables to related party, net	2,448	(3,077)	223
Net cash (used in) provided by operating activities	(2,469)	18,424	21,602
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(7,417)	(13,726)	(9,506)
Purchase of investments	(6,000)	(4,000)	(14,626)
Sale of investments	0	0	6,753
Redemption of investment at maturity	11,000	11,456	0
Acquisitions, net of cash acquired	(440)	0	(841)
Other	517	210	244
Net cash used in investing activities	(2,340)	(6,060)	(17,976)
Cash flows from financing activities:
Payments on term loans and other loans	(178)	(184)	(582)
Increase in treasury shares (share repurchase program)	(17,109)	(3,416)	0
Other	59	19	327
Net cash used in financing activities	(17,228)	(3,581)	(255)
Net (decrease) increase in cash and cash equivalents	(22,037)	8,783	3,371
Effect of exchange rate changes on cash	(2,981)	(4,564)	1,915
Net (decrease) increase in cash and cash equivalents	(25,018)	4,219	5,286
Cash and cash equivalents at beginning of period	85,180	80,961	75,675
Cash and cash equivalents at end of period	60,162	85,180	80,961

See accompanying notes to consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements

1.	Description of the Business

Fuel Systems Solutions, Inc. (“Fuel Systems” and the “Company”) designs, manufactures and supplies alternative fuel components and systems for use in the transportation and industrial markets on a global basis. The Company’s components and systems control the pressure and flow of gaseous alternative fuels, such as propane and natural gas used in internal combustion engines.

On September 1, 2015, Fuel Systems, Westport Innovations Inc., an Alberta, Canada corporation (“Westport”), and Whitehorse Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Westport (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the Company will be merged with and into Merger Sub, with the Company surviving the Merger and becoming a direct wholly owned subsidiary of Westport. Pursuant to the Merger Agreement, at the effective time of the merger, each outstanding share of common stock of the Company, will be cancelled and converted into the right to receive 2.129 shares of common shares of Westport, subject to certain adjustments. Consummation of the merger is subject to various closing conditions.  The Merger Agreement was amended on March 6, 2016 (see Note 23).

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

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

In 2015, an interim impairment test had been performed in the third quarter due to the proposed transaction with Westport (see Note 1).  The Company was no longer required to perform its annual impairment analysis on October 1, 2015 as the balance of the goodwill was zero.

In 2014, an interim impairment test had been performed in the second quarter prompted by the trading values of the Company’s stock at the time, and the corresponding decline in market capitalization, coupled with market conditions and business trends within the Company’s various reporting units. The 2014 annual goodwill impairment testing was performed as of October 1, 2014. Consideration was given to the period between the testing date and December 31, 2014, in order to conclude that no facts or circumstances arose that would lead to a different conclusion as of December 31, 2014. See Note 15 for disclosure of the impairment results.

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

The Company reviews long-lived assets, including equipment and leasehold improvements and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flows analysis or appraisals. See Note 15 for disclosure of the impairment results.

(i) Warranty costs—Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

(j) Research and development costs—Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative future uses is capitalized and amortized over the expected useful life of the equipment.

(k) Advertising Costs—Advertising costs are expensed as incurred. Advertising expense was $1.3 million, $1.9 million, and $2.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

(n) Net loss per share attributed to Fuel Systems—Basic loss per share is computed by dividing net income applicable to common stock by the weighted average shares of common stock outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of common stock outstanding, and if dilutive, all common stock equivalents.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

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

Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statement of operations (in other (expense) income, net) as incurred.

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

At December 31, 2015 and 2014, the fair value of the Company’s term loans approximated carrying value. The estimated fair values of the Company’s financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts. The fair value of current financial assets, current liabilities, and other assets are estimated to be equal to their carrying amounts.

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

(u) Reclassifications— In connection with the preparation of the financial statements for the six months ended June 30, 2015, the Company determined there was an error in the balance sheet classification of the Company's accrued warranty obligation and deferred revenue in its previously reported balance sheets.  The Company has revised the December 31, 2014 balance sheet to correct for the classification of $1.9 million of accrued warranty obligation and $1.7 million of deferred revenue, within current liabilities to other liabilities.  The revision resulted in a decrease in current liabilities and an increase in non-current liabilities.  This revision is not considered material to the previously issued financial statements and does not impact previously reported consolidated results of operations or statements of cash flows.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

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

In May 2014, the FASB issued a new accounting standard update providing additional guidance for revenue recognition in relation to contractual arrangements with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services.  In July 2015, the FASB finalized a deferral of this standard resulting in the standard being effective beginning 2018, with early adoption permitted in the beginning of 2017.  This standard can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.

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

In November 2015, the FASB issued a new accounting standard which simplifies the presentation of deferred income taxes.  This update requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position.  This update may be applied prospectively or retrospectively to all periods presented.  The Company has adopted this standard and has applied the requirements retrospectively to all periods presented.  The adoption of this standard resulted in the reclassification of $9.3 million from current Deferred tax assets, net in the Consolidated Balance Sheet as of December 31, 2014 to noncurrent Deferred tax assets, net and a reclassification of $0.2 million from current Deferred tax assets, net in the Consolidated Balance Sheet as of December 31, 2014 to noncurrent Deferred tax liabilities, net.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

In February 2016, the FASB issued a new lease accounting standard.  The key objective of the new standard is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, a dual model has been retained, with leases to be designated as operating leases or finance leases. Expenses will be recognized on a straight-line basis for operating leases, and a front-loaded basis for finance leases. For public entities, the new standard is effective for periods beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. The Company is currently evaluating the impact of the new standard on its financial position, results of operations and cash flows.

3.	Acquisitions

Acquisition of ClimaCab

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

The Consolidated Financial Statements include the results of operations of the acquired business from the date of acquisition. Net sales and earnings related to the acquisition for the year ended December 31, 2015 were not significant to the consolidated results. Pro forma information related to these acquisitions has not been included because the impact to the Company’s consolidated results of operations was not material.

The Company has determined that the acquisition of ClimaCab was a non-material business combination.  As such, pro forma disclosures are not required and are not presented within this filing.

Acquisition of additional equity interest in Rohan BRC

On September 13, 2013, the Company acquired an additional 44.89% equity interest in Rohan BRC Gas Equipment Private Limited (“Rohan BRC”), an Indian company that assembles, sells and services Liquefied Petroleum Gas (“LPG”) and Compressed Natural Gas (“CNG”) equipment for automotive or other use, for both Original Equipment Manufacturers (“OEM”) and retrofit markets. This acquisition was justified by business and operations opportunities. The aggregate purchase price for the acquisition of the additional ownership interest in Rohan BRC totaled approximately $1.2 million (€0.9 million), net of cash acquired of $0.1 million (€0.1 million), of which $0.8 million (€0.6 million) was paid at closing, with the remainder paid in the fourth quarter of 2015.

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

The Company maintained investments in trading securities in connection with its non-qualified Deferred Compensation Plan, whereby selected key employees and directors elected to defer a portion of their compensation each year. The Company’s investments associated with its Deferred Compensation Plan consisted of mutual funds that are publicly traded and for which inputs are directly or indirectly observable in the marketplace. These trading securities are reported at fair value, with unrealized gains and losses included in earnings. In addition, the Deferred Compensation liability includes the value of deferred shares of the Company’s common stock, which is publicly traded and for which current market prices are readily available. The fair market value of the investments in the Deferred Compensation Plan is included in short-term investments starting from the second quarter of 2014 (following termination of the plan, as discussed below), with the corresponding deferred compensation obligation included in accrued expenses on the Consolidated Balance Sheets. Changes in the fair value of the benefits payable to participants and investments are both recognized as components of compensation expense. The net impact of changes in fair value was not material. The Deferred Compensation Plan was terminated during the second quarter of 2014 with the funds distributed in July 2015.

Cash, cash equivalents, and investments consist of the following (in thousands):

	As of
	December 31, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$48,343	$56,038
Money market funds	11,819	29,142
Total cash and cash equivalents	$60,162	$85,180
Investments:
Trading securities:
Deferred Compensation Plan assets	0	614
Other investments, held to maturity:
Time deposits (1) (2)	1,000	6,000
Total investments	$1,000	$6,614
Short term investments	$1,000	$6,614
Long term investments	$0	$0

Note (1): At December 31, 2015, this amount represents one Bank of America certificates of deposit (no interest if withdrawn before maturity): a $1 million certificate of deposit with a maturity date of June 27, 2016 and 0.52% interest rate.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

As of December 31, 2015 and 2014, restricted cash balance was approximately $0.4 million and $0.4 million, respectively, included in other assets.

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

		Fair value measurement at reporting date using
	As of December 31, 2015	Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$11,819	$11,819	$0	$0
Other investments, held to maturity:
Time deposits	1,000		1,000	0
Total	$12,819	$11,819	$1,000	$0

		Fair value measurement at reporting date using
	As of December 31, 2014	Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$29,142	$29,142	$0	$0
Trading securities:
Deferred Compensation Plan assets	614	0	614	0
Other investments, held to maturity:
Time deposits	6,000	0	6,000	0
Total	$35,756	$29,142	$6,614	$0

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

6.	Inventories

Inventories, consisting of raw materials and parts, work-in-process, and finished goods are stated at the lower of cost or market value.  Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

Inventories are comprised of the following (in thousands):

	As of December 31,
	2015	2014
Raw materials and parts	$41,268	$48,221
Work-in-process	1,875	2,214
Finished goods	18,462	28,169
Inventory on consignment	1,112	1,397
Total inventories	$62,717	$80,001

7.	Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of December 31,
	2015	2014
Dies, molds, and patterns	$4,964	$5,703
Machinery and equipment	56,108	62,635
Office furnishings and equipment	19,787	21,760
Automobiles and trucks	4,121	4,915
Leasehold improvements	15,881	19,925
Total equipment and leasehold improvements	100,861	114,938
Less: accumulated depreciation	(65,278)	(66,001)
Equipment and leasehold improvements, net of accumulated depreciation	$35,583	$48,937

Depreciation expense related to equipment and leasehold improvements was $9.2 million, $10.7 million, and $10.9 million in 2015, 2014, and 2013, respectively.

In the fourth quarter of 2014, as part of the ongoing efforts for rationalization of operations and costs, the Company decided to abandon a facility leased in Italy by its FSS Automotive operations, which resulted in write offs of leasehold improvements for approximately $2.0 million (see Note 17).

During 2015 and 2014, as part of its long-lived assets impairment analysis, the Company recorded approximately $4.4 million and $2.7 million, respectively, of impairment on equipment and leasehold improvements (see Note 15).

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

8.	Goodwill and Intangibles

The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	FSS Automotive	FSS Industrial	Total
Net balance as of December 31, 2013	$41,028	$7,868	$48,896
Impairment loss (1)	(35,780)	(4,158)	(39,938)
Currency translation	(1,543)	(52)	(1,595)
Goodwill, gross	$48,089	$15,911	$64,000
Accumulated impairment losses	(44,384)	(12,253)	(56,637)
Net balance as of December 31, 2014	$3,705	$3,658	$7,363
Impairment loss (1)	(3,357)	(3,658)	(7,015)
Currency translation	(348)	0	(348)
Goodwill, gross	$47,550	$16,386	$63,936
Accumulated impairment losses	(47,550)	(16,386)	(63,936)
Net balance as of December 31, 2015	$0	$0	$0

Note (1): see Note 15.

At December 31, 2015 and 2014, intangible assets consisted of the following (in thousands):

	WT. Average Remaining Amortization Period (in years)	As of December 31, 2015			As of December 31, 2014
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	3.0	$23,551	$(22,693)	$858	$25,534	$(21,836)	$3,698
Customer relationships	11.1	17,800	(16,383)	1,417	19,385	(17,330)	2,055
Trade name	4.8	3,810	(3,405)	405	4,432	(3,221)	1,211
Total		$45,161	$(42,481)	$2,680	$49,351	$(42,387)	$6,964

Amortization expense related to existing technology and customer relationships of approximately $1.3 million, $1.8 million, and $2.3 million for the years ended December 31, 2015, 2014, and 2013, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements for the years ended December 31, 2015, 2014, and 2013 was approximately $0.3 million, $0.5 million, and $0.7 million, respectively, and is reported as a component of operating expense.

During 2015 and 2014, as part of its long-lived assets impairment analysis the Company recorded approximately $2.3 million and $1.7 million, respectively, of impairment on intangible assets (see Note 15).

Amortization expense as of December 31, 2015 for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
2016	$648
2017	492
2018	358
2019	284
2020	255
Thereafter	643
$2,680

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

9.	Accrued Expenses

The following table details the components of accrued expenses as of December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
Accrued warranty	$3,118	$4,584
Accrued payroll obligations	8,027	10,620
Unearned revenue	8,444	9,998
Accrued other	7,270	8,244
	$26,859	$33,446

Changes in the Company’s product warranty liability during the years ended December 31, 2015, 2014, and 2013 are as follows (in thousands):

	Years Ended December 31,
Warranty reserve for the period ended:	2015	2014	2013
Balance at beginning of period	$6,424	$8,695	$11,639
Provisions charged to costs and expenses	4,651	4,763	3,517
Settlements	(4,364)	(5,288)	(4,779)
Adjustments to pre-existing warranties	(661)	(1,118)	(1,520)
Effect of foreign currency translation	(717)	(628)	(162)
Balance at end of period	$5,333	$6,424	$8,695

Unearned revenue as of December 31, 2015 and 2014 relates to amount of approximately $5.9 million and $6.8 million, respectively, deferred under a contract to develop the basic and detailed engineering and outfit the facility for the installation of an integrated production plant for natural gas vehicles for PDVSA in Venezuela (see Note 17). The Company accounts for this project under the completed contract method. The remainder of unearned revenue as of December 31, 2015 and 2014 relates primarily to advance payments by customers, amounting to $2.1 million and $2.6  million, respectively, and to purchased extended warranties by customers, amounting to $0.4 million and $2.2 million, respectively.

10.	Income Taxes

Income (loss) before income taxes, equity share in income of unconsolidated affiliates, and non-controlling interests for U.S. and foreign-based operations is shown below (in thousands):

	Years Ended December 31,
	2015	2014	2013
U.S.	$(25,394)	$(9,888)	$(4,037)
Foreign	(12,245)	(42,914)	7,125
Income from operations before income taxes and non-controlling interests	$(37,639)	$(52,802)	$3,088

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$0	$0	$(138)
State	13	11	5
Foreign	1,558	3,387	5,638
	1,571	3,398	5,505
Deferred:
Federal and state	(5,530)	(2,169)	2,565
Foreign	(3,354)	(2,842)	(2,945)
Change in valuation allowance	16,834	2,223	(1,559)
	7,950	(2,788)	(1,939)
Total provision for income taxes	$9,521	$610	$3,566

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	At December 31,
	2015	2014
Deferred Tax Assets:
Federal and State NOL Carryovers	$28,984	$29,705
Federal Tax Credit Carryover	5,368	1,665
Foreign NOL and credit Carryovers	9,817	9,804
Inventory reserves	4,490	5,273
Accrued Expenses	1,416	3,269
Intangible Assets	9,515	6,355
Other, net	6,277	4,449
Valuation allowance	(63,430)	(47,317)
Total Deferred Tax Asset	2,437	13,203
Fixed assets and intangibles	1,364	596
Net deferred Tax Asset	$3,801	$13,799

Deferred assets—noncurrent	$4,552	$14,564
Deferred tax liabilities—noncurrent	$(751)	$(765)

Based upon the substantial net operating loss carryovers and a recent history of losses incurred in certain jurisdictions, management cannot conclude that it is more likely than not that the deferred tax assets in the U.S. and certain foreign jurisdictions will be realized. Accordingly, a valuation allowance has been recorded to offset these amounts. The balance of the total valuation allowance was $63.4 million and $47.3 million as of December 31, 2015 and 2014, respectively.  In addition, the Company expects to maintain a full valuation allowance of substantially all of its net deferred tax assets in the U.S. and certain foreign jurisdictions until it can sustain a level of profitability that demonstrates its ability to utilize the assets.  During the quarter ended March 31, 2015, the Company recorded a tax expense of $7.8 million related to an increase in valuation allowance on deferred tax assets that existed as of the beginning of the year in Italy, as the Company has determined that is more likely than not that these assets will not be realized in the foreseeable future.  This conclusion was based on the weight of the available positive and negative evidence, including that the Company incurred a three-year cumulative loss in Italy (after adjustments required for tax purposes) as of December 31, 2015.

The Company has federal net operating loss carryforwards of approximately $85.6 million that expire between 2020 and 2035. The Company also has state net operating loss carryforwards of approximately $35.3 million that expire between 2016 and 2035. The Company has net operating loss carryforwards in foreign jurisdictions of approximately $25.6 million that begin to expire in 2016. The Company has research tax credit carryforwards for Federal Income Tax purposes of approximately $2.4 million that expire between 2028 and 2035. The Company also has research and development credit carryforwards for state income tax purposes of approximately $3.0 million, which do not expire for tax reporting purposes. The Company also has $5.2 million of U.S. foreign tax credits that begin to expire in 2017. The Company has tax credits in foreign jurisdictions of $2.0 million that begin to expire in 2021.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Not included in the deferred tax assets as of December 31, 2015 is approximately $1.9 million of excess tax benefits related to employee stock compensation. If and when realized, the tax benefit of these assets will be accounted for as a credit to additional paid-in capital, rather than a reduction of the income tax provision.

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

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the consolidated statements of operations is based on the consolidated income from operations before income taxes, equity share in income of unconsolidated affiliates, non-controlling interests and extraordinary gain as follows:

	Years Ended December 31,
	2015	2014	2013
Federal statutory income tax rate	(34.0)%	(34.0)%	34.0%
Permanent differences	9.5	0.3	(0.8)
Valuation Allowance	44.9	4.2	(50.5)
Goodwill impairment	6.2	20.4	0.0
Foreign tax rate differential	1.5	6.0	17.7
Expiration of NOL’s	0.3	1.6	6.8
State tax, net of federal benefit	(0.9)	(0.8)	(3.1)
Tax credits	(1.0)	(1.0)	(30.9)
Uncertain Tax Positions	3.0	1.9	151.3
Return to Accrual Adjustments	(4.2)	2.6	(8.7)
Other	0.0	0.0	(0.2)
Effective tax rate	25.3%	1.2%	115.6%

As of December 31, 2015, undistributed earnings, except with respect to a portion of undistributed earnings from the Company’s Italian subsidiaries, are considered to be indefinitely reinvested and, accordingly, no provision for United States federal and state income taxes is provided thereon. Upon distributions of earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The Company has accrued such residual income taxes for all undistributed foreign earnings not considered indefinitely reinvested.  It is not practical to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.  As of December 31, 2015, the Company has a deferred tax liability of less than $0.1 million for earnings that are deemed not to be indefinitely reinvested.

As of December 31, 2015 and 2014, the Company had approximately $14.9 million and $13.8 million, respectively, of unrecognized tax benefits.

The following table summarizes the activities related to the unrecognized tax benefits:

	At December 31,
	2015	2014	2013
Beginning Balance	$13,847	$12,920	$8,061
Increases related to current year tax positions	952	893	1,311
Increases related to prior year tax positions	80	34	3,735
Expiration of the statute of limitations for the assessment of taxes	0	0	(187)
Ending Balance	$14,879	$13,847	$12,920

The Company’s annual effective tax rate will be reduced if $1.0 million of the Company’s unrecognized tax benefits at December 31, 2015 are recognized. To the extent unrecognized tax benefits are recognized at a time such valuation allowance no

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

longer exists, the additional amount that would affect the effective tax rate is approximately $13.9 million. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and in various foreign and state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal and state income tax examinations for years prior to 2010 and is no longer subject to tax examinations for significant foreign jurisdictions for years prior to 2008. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expenses. During 2015, there were $0.1 million of interest expense and penalties recorded in income tax expense, and at December 31, 2015, there was less than $0.3 million of accrued interest and penalties associated with uncertain tax positions.

In November 2015, the FASB issued a new accounting standard which simplifies the presentation of deferred income taxes.  This update requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position.  This update may be applied prospectively or retrospectively to all periods presented.  The Company has adopted this standard and has applied the requirements retrospectively to all periods presented.  The adoption of this standard resulted in the reclassification of $9.3 million from current Deferred tax assets, net in the Consolidated Balance Sheet as of December 31, 2014 to noncurrent Deferred tax assets, net and a reclassification of $0.2 million from current Deferred tax assets, net in the Consolidated Balance Sheet as of December 31, 2014 to noncurrent Deferred tax liabilities, net.

11.	Debt

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of December 31, 2015	December 31, 2015	December 31, 2014
(a) Revolving lines of credit—Italy and Argentina	$7,354	$0	$0
(b) Revolving line of credit—USA.	30,000	0	0
(e) Other indebtedness	0	9	207
	$37,354	9	207
Less: current portion		9	207
Non-current portion		$0	$0

At December 31, 2015, the Company’s weighted average interest rate on outstanding debt was 6.95%. The Company is party to numerous significant credit agreements and other borrowings. All foreign denominated revolving lines of credit have been converted using the closing currency rate as of December 31, 2015.

(a) Revolving Lines of Credit—Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $2.2 million, which is unsecured, and $3.4 million that is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 0.9% to 3.9% as of December 31, 2015. At December 31, 2015 and 2014 there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $1.8 million. These lines are unsecured with no balance outstanding at December 31, 2015 and 2014. At December 31, 2015, the interest rates for the lines of credit in Argentina ranged from 4.5% to 30.0%.

All lines are callable on demand.

(b) Revolving Line of Credit—USA

As of December 31, 2015, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $30.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At December 31, 2015 and 2014, there were no balances outstanding. The maximum aggregate principal amount of loans available at any time was originally $20.0 million with an expiration date of April 30, 2015, which on April 30, 2015 was renewed to April 29, 2016 with a new aggregate principal amount of loans available at any time increased to $30.0 million. At the Company’s option, the loans will bear interest on either the applicable

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

LIBOR rate plus 2.0%, the bank’s prime rate plus 1.0% or the bank’s cost of funds rate plus 2.0%. The bank’s prime rate is a floating interest rate that may change as often as once a day. If any amounts under a loan remain outstanding after the loan’s maturity date, such amounts will bear interest at the bank’s prime rate plus 2.0%. In addition, this revolving credit facility carries a commitment fee of 0.5% of the average daily unused amount. The line of credit contains quarterly covenants which require the Company to maintain (1) a ratio of Net Debt/EBITDA for the then most recently concluded period of four consecutive fiscal quarters of the Company to be less than 2, (2) a consolidated net worth of at least $135.0 million, and (3) the Company shall not, and shall not permit any of its subsidiaries to create, incur, assume or permit to exist any Debt other than (i) debt of any such subsidiary owing to any other subsidiary or to the Company or (ii) debt for borrowed money in a total aggregate principal amount, the U.S. dollar equivalent of which does not exceed $75.0 million. At December 31, 2015, the Company was in compliance with these covenants.

(c) Other indebtedness

Other indebtedness includes a capital lease bearing interest at 6.95%.

12.	Equity

(a) Shares Held in Treasury

As of December 31, 2015 and 2014, the Company also had 2,049,065 shares and 344,810 shares, respectively, held in treasury with a value of approximately $20.7 million, and $3.6 million, respectively.  On November 3, 2014, our Board of Directors approved a share repurchase program for up to $25.0 million of our common stock for up to one year.  As of December 31, 2015, 2,041,066 shares were repurchased under this program in the open market.  The remainder of the treasury shares held by the Company at December 31, 2015 relates to 1,419 shares that came from the surrender of shares tendered for the exercise price in lieu of cash for the exercise of warrants, and 6,580 shares that came from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock.

The Company matched employee contributions to its non-qualified deferred compensation plan up to an annual maximum of $12,500 per employee by purchasing shares of the Company’s common stock in the open market, with such match discontinued in 2009 (see Note 18). These shares are carried at cost and classified as a deduction of equity. The Deferred Compensation Plan was terminated during the second quarter of 2014 and the funds were distributed in July 2015.

13.	Stock-Based Compensation

The Company has one stock option plan and one phantom stock option plan that provide for the issuance of options and phantom stock options, respectively, to key employees and directors of the Company at the fair market value at the time of grant. Options and phantom stock options granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a non-employee director, or ordinarily within one month following termination of employment. In no event may options or phantom stock options be exercised more than ten years after date of grant. Phantom stock options convey the right to the grantee to receive a cash payment once exercisable, equal to the positive difference between the fair market value of the stock on the date of the exercise less the exercise price on the date of the grant.

Under the Company’s 2009 Restricted Stock Bonus Plan, the Company’s Board of Directors may grant restricted stock and restricted stock units to officers, employees and non-employee directors. Restricted stock are awarded to non-employee directors and normally vest in one year.  In the current year, certain key employee personnel were awarded restricted stock units vesting on each anniversary of the grant date, over a period of three years.  When the restricted stock units vest, at the discretion of the Board of Directors, employees will receive either stock or cash equal to the closing price of the stock on the vesting date times the number of units.

In estimating the fair value of stock-based compensation, the Company uses the historical volatility of its shares based on seven year averages.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Stock-based compensation expense for the years ended December 31, 2015, 2014, and 2013 was allocated as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenue	$48	$44	$36
Research and development expense	38	34	25
Selling, general and administrative expense	1,238	397	301
	$1,324	$475	$362

Excess tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options are recorded as an increase to additional paid-in capital if and when realized. The Company did not record any excess tax benefits in the years ended December 31, 2015, 2014, and 2013 because, due to the net operating loss carry forward position for United States income tax purposes, the Company has not realized excess tax benefits.

Stock-Based Compensation Activity—Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares.

The following table displays stock option activity including the weighted average stock option prices for 2015 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	127,900	$13.86	8.2 yrs	$23,627
Vested and exercisable at December 31, 2014	35,290	$15.76	7.3 yrs	$0
Granted	0	0
Exercised	0	0
Forfeited	(10,880)	12.72
Outstanding at December 31, 2015	117,020	$13.97	7.1 yrs	$0
Vested and exercisable at December 31, 2015	48,606	$14.87	6.7 yrs	$0

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period. During the years ended December 31, 2015 and 2014, the aggregate intrinsic value of options exercised under the Company’s stock option plans was zero, as there were no options exercised.  During the year ended December 31, 2013, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $0.2 million, determined as of the date of option exercise.

As of December 31, 2015, total unrecognized stock-based compensation cost related to unvested stock options was $0.4 million, expected to be recognized over a weighted-average period of 2.7 years. As of December 31, 2014, total unrecognized stock-based compensation cost related to unvested stock options was $0.7 million, expected to be recognized over a weighted-average period of 3.5 years.

The following table sets forth summarized information with respect to stock options outstanding, vested and exercisable at December 31, 2015:

Exercise Price Range:	Outstanding at December 31, 2015			Vested and Exercisable at December 31, 2015
	Number of Shares	Average Life (in years)	Average Price	Number of Shares	Average Price
$10.01 to $15.00	36,010	8.3	$10.37	7,202	$10.37
$15.01 to $20.00	81,010	6.6	15.57	41,404	15.65
	117,020	7.1	$13.97	48,606	$14.87

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Phantom Stock Options

The following table displays stock option activity including the weighted average phantom stock option prices for the nine months ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2014	145,000	$14.11	8.0 yrs
Granted	0	0
Exercised	0	0
Forfeited	(26,250)	14.52
Outstanding at December 31, 2015	118,750	$14.02	7.1 yrs
Vested and exercisable at December 31, 2015	49,875	$14.91	6.5 yrs

The Company’s cash-settled phantom stock options are accounted for as liability awards and are re-measured at fair value each reporting period.  Compensation expense is recognized over the requisite service period and is equal to the fair value less the exercise price of the stock.  If the fair value is below the exercise price, no expense is recognized.

The phantom stock options have been accounted for as a liability within the Condensed Consolidated Financial Statements based on the closing price of the Company’s stock price at the reporting period end.  As of December 31, 2015 and December 31, 2014, total liability related to phantom stock options was zero and less than $0.1 million, respectively.

Stock-Based Compensation Activity—Restricted Stock

A summary of the unvested restricted stock awards as of December 31, 2015 and the changes during the year then ended are presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	29,162	$10.75
Granted (1)	303,378	10.63
Vested	(28,681)	10.69
Forfeited	0
Unvested at December 31, 2015 (1)	303,859	$10.65
(1)	Includes 261,000 restricted stock units

As of December 31, 2015, total unrecognized share-based compensation cost related to unvested restricted stock was $2.3 million, which is expected to be recognized over a weighted-average period of 2.1 years.  As of December 31, 2014, total unrecognized stock-based compensation cost related to unvested restricted stock was approximately $0.1 million, expected to be recognized over a weighted-average period of approximately 0.6 years.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

14.	Changes and reclassifications in Accumulated Other Comprehensive Loss by Component

(a) Changes in Accumulated Other Comprehensive Loss by Component (all amounts are net of tax, except foreign currency items)

	Year Ended December 31, 2015 (in thousands)
	Unrealized Gains and (Losses) on Available- for- Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2014	$0	$(26,403)	$(26,403)
Current period Other Comprehensive Income activity before reclassifications	0	(19,647)	(19,647)
Net current-period Other Comprehensive Loss	0	(19,647)	(19,647)
Net current-period Other Comprehensive Income attributable to non-controlling interest	0	1	1
Ending balance, December 31, 2015	$0	$(46,049)	$(46,049)

	Year Ended December 31, 2014 (in thousands)
	Unrealized Gains and (Losses) on Available- for- Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2013	$55	$(494)	$(439)
Current period Other Comprehensive Income activity before reclassifications	(55)	(26,619)	(26,674)
Amounts reclassified from Accumulated Other Comprehensive Loss	0	691	691
Net current-period Other Comprehensive Loss	(55)	(25,928)	(25,983)
Net current-period Other Comprehensive Income attributable to non-controlling interest		19	19
Ending balance, December 31, 2014	$0	$(26,403)	$(26,403)

	Year Ended December 31, 2013 (in thousands)
	Unrealized Gains and (Losses) on Available- for- Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2012	$(9)	$(2,051)	$(2,060)
Current period Other Comprehensive Loss activity before reclassifications	55	2,252	2,307
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	9	(695)	(686)
Net current-period Other Comprehensive Income	64	1,557	1,621
Ending balance, December 31, 2013	$55	$(494)	$(439)

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

(b) Reclassifications out of Accumulated Other Comprehensive Loss

	Amount Reclassified from Accumulated Other Comprehensive Loss (in thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized losses on available-for-sale securities	$0	$0	$9	Other Expense (Income), net
Foreign Currency Items:
—Foreign currency loss (gain) on available for sale securities	0	691	(429)	Other Expense (Income), net
—Foreign currency gain on sales of BRC Pakistan	0	0	(266)	Other Expense (Income), net
Total reclassifications for the period	$0	$691	$(686)

15.	Impairments

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

As a result during the third quarter of 2015, the Company recognized, based on its best estimate, impairment charges of $3.3 million, in relation with its reporting unit located in Argentina within its FSS Automotive segment, and impairment charge of $3.7 million, in relation with its reporting unit located in the US within its FSS Industrial segment. These impairment charges were included as a separate component of operating income for the year ended December 31, 2015. As a result, as of December 31, 2015, the Company had no goodwill on its Consolidated Balance Sheet.

In addition, the Company concluded that a triggering event occurred, requiring the assessment of impairment for certain of its long-lived assets. Upon completion of the assessment, the Company concluded that long-lived assets were impaired and recorded a $5.3 million and $1.5 million impairment charge associated with intangible assets and equipment and leasehold improvements within its FSS Automotive segment and FSS Industrial segment, respectively.

The following table summarizes the impairment charges for each reporting unit/asset group by asset category (in thousand):

	Year Ended December 31, 2015
	Italy	US Industrial	US Automotive	Argentina	Total
Equipment and leasehold improvements	$2,590	$1,507	$326	$0	$4,423
Goodwill	0	3,658	0	3,357	7,015
Intangible assets	1,042	0	1,286	0	2,328
Total Impairments	$3,632	$5,165	$1,612	$3,357	$13,766

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

During the fourth quarter of 2015, the impairment analyses for goodwill was finalized and no changes were identified.

The 2015 impairment charges are included as a separate component of operating income on the consolidated statement of operations for the year ended December 31, 2015.

During the second quarter of 2014, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis. These indicators included the trading values of the Company’s stock at the time, and corresponding decline in the Company’s market capitalization, coupled with market conditions and business trends within the Company’s various reporting units. As a result, the Company examined the Italian reporting units of its FSS Automotive segment, as well as the Canadian and Netherlands reporting units of its FSS Industrial segment. Based on the Company’s analyses, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the two reporting units within the FSS Automotive segment, as well as for the two reporting units within the FSS Industrial segment.

As a result, during the second quarter of 2014, the Company recognized impairment charges of $33.1 million and $2.6 million, respectively, in relation with its two reporting units located in Italy within its FSS Automotive segment, and impairment charges of $3.1 million and $1.1 million, respectively, in relation with its two reporting units located in Canada and in the Netherlands within its FSS Industrial segment. These impairment charges were included as a separate component of operating income for the year ended December 31, 2014.

In addition, the Company concluded that a triggering event occurred, requiring the assessment of impairment for certain of its long-lived assets. Upon completion of the assessment, the Company concluded that long-lived assets were impaired and recorded a $4.4 million impairment charge associated with intangible assets and equipment and leasehold improvements within its FSS Automotive segment

The following table summarizes the impairment charges for each reporting unit by asset category (in thousand):

	Year Ended December 31, 2014
	Italy	US Automotive	Netherlands	Canada	Total
Equipment and leasehold improvements	$2,239	$439	$0	$0	$2,678
Goodwill	35,780	0	1,094	3,064	39,938
Intangible assets	1,017	708	0	0	1,725
Total Impairments	$39,036	$1,147	$1,094	$3,064	$44,341

During the year ended December 31, 2014, the impairment analyses for goodwill was finalized and no changes were identified.

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

In connection with these impairment charges, the Company recognized a tax benefit of approximately $1.1 million for the twelve months ended December 31, 2014.

These impairments in 2015 and 2014 were measured, depending on the asset, either under an income approach utilizing forecasted discounted cash flows or a market approach utilizing an appraisal to determine fair values of the impairment assets. The inputs and assumptions utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined by ASC 820.

For the year ended December 31, 2013, the Company recorded no impairments.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

16.	Loss Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except share and per share data):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net loss attributable to Fuel Systems	$(47,135)	$(53,416)	$(460)
Denominator:
Denominator for basic earnings per share—weighted average number of shares	18,486,083	20,074,773	20,073,360
Effect of dilutive securities:
Employee stock options	0	0	0
Unvested restricted stock	0	0	0
Shares held in escrow	0	0	0
Dilutive potential common shares	18,486,083	20,074,773	20,073,360
Basic loss per share:
Net loss per share attributable to Fuel Systems	$(2.55)	$(2.66)	$(0.02)
Diluted loss per share:
Net loss per share attributable to Fuel Systems	$(2.55)	$(2.66)	$(0.02)

The following table represents the numbers of anti-dilutive instruments excluded from the computation of diluted EPS:

	Years Ended December 31,
	2015	2014	2013
Anti-dilutive instruments excluded from computation of diluted net loss per share:
Options	117,020	87,217	10,143
Restricted stock	205,989	11,418	4,213
Shares held in escrow	0	0	1,100

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

17.	Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the consolidated balance sheets at December 31, 2015 and 2014 representing related party transactions with the Company.

	As of
	December 31, 2015	December 31, 2014
Current Receivables with related parties:
Bianco S.p.A. (a)	$249	$266
IMCOS Due S.r.L (b)	32	0
Others (c)	6	0
Ningbo Topclean Mechanical Technology Co. Ltd. (d)	0	131
Current Receivables with JVs and related partners:
PDVSA Industrial S.A. (e)	1,445	4,697
Ideas & Motion S.r.L. (f)	29	0
	1,761	5,094
Less Allowance on Doubtful Accounts
PDVSA Industrial S.A. (e)	(1,445)	0
	$316	$5,094
Current Payables with related parties:
TCN Vd S.r.L. (g)	$773	$787
Europlast S.r.L. (h)	647	901
TCN S.r.L. (i)	555	724
A.R.S. Elettromeccanica (j)	366	200
Grosso, de Rienzo, Riscossa, Di Toro e Associati (k)	104	101
Others (c)	43	9
IMCOS Due S.r.L. (b)	13	0
Ningbo Topclean Mechanical Technology Co. Ltd. (d)	13
Erretre S.r.L. (l)	11	14
Current Payable with JVs and related partners:
Ideas & Motion S.r.L. (f)	0	8
	$2,525	$2,744

(a)	Bianco S.p.A. is 100% owned by TCN S.r.L. (see note (i) below).
(b)	IMCOS Due S.r.L. is 100% owned by the Company’s Chief Executive Officer along with his brother Pier Antonio Costamagna and their immediate family.
(c)

Includes Biemmedue S.p.A. (100% owned by the Company’s Chief Executive Officer along with his brother, Pier Antonio Costamagna, who retired as an executive officer of the Company and as General Manager of MTM S.r.L., effective February 2014), MTM Hydro S.r.L. (46% owned by the Company’s Chief Executive Officer along with his brother, Pier Antonio Costamagna), Immobiliare IV Marzo (30% owned directly and indirectly by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna, and two employees of the Company), Delizie Bakery S.r.L. (100% owned by IMCOS Due S.r.L, see note (k) below), and Galup S.r.L. (90% owned by TCN S.r.L., see note (h) below).

(d)	Ningbo Topclean Mechanical Technology Co. Ltd. is 100% owned by MTM Hydro S.r.L. (see note (c) above).
(e)

PDVSA Industrial S.A. (“PDVSA”) is a 70% owner of a joint venture, Sistemas De Conversion Del Alba, S.A. (“SICODA”) with the remaining 30% owned by the Company.  Due to uncertainty as to the collectability of the above receivable, it has been fully written off in the amount of $1,445.

(f)	Ideas & Motion S.r.L. is an Italian consulting and services company in which the Company owns an equity ownership interest of 14.28%.
(g)	TCN Vd S.r.L. is 90% owned by TCN S.r.L. (see note (i) below) as well as 3% by the Company’s Chief Executive Officer, along with his brother, Pier Antonio Costamagna.
(h)	Europlast S.r.L. is 90% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna and one immediate family member.
(i)	TCN S.r.L. is 30% owned by Mariano Costamagna, the Company’s Chief Executive Officer, along with his brother, Pier Antonio Costamagna.
(j)	A.R.S. Elettromeccanica is 100% owned by Biemmedue S.p.A. (see note (c) above).
(k)	Marco Di Toro, a former director of the Company who resigned effective March 4, 2016, is a partner of the law firm Grosso, de Rienzo, Riscossa, Di Toro e Associati.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

(l)	Erretre S.r.L. is 70% owned by the Company’s Chief Executive Officer’s immediate family.

	(in thousands) Years Ended December 31,
	2015		2014		2013
	Purchases	Sales	Purchases	Sales	Purchases	Sales
Related Party Company:
TCN Vd S.r.L	$1,920	$22	$2,162	$33	$2,933	$11
Europlast S.r.L.	1,886	7	3,032	1	3,877	12
A.R.S. Elettromeccanica	1,300	16	1,458	0	1,630	0
TCN S.r.L	1,131	0	2,605	0	3,159	0
Ningbo Topclean Mechanical Technology	1,098	0	913	0	1,383	0
Grosso, de Rienzo, Riscossa, Di Toro e Associati	162	0	274	0	170	0
Erretre S.r.L.	138	2	190	8	210	3
Others	108	137	37	35	30	27
Bianco S.p.A.	1	577	38	836	15	568
JVs and related partners:
Ideas & Motions S.r.L	0	83	167	11	273	0
Rohan BRC(a)	0	0	0	0	290	2,358
PDVSA Industrial S.A.	0	3	0	6,820	0	3,037
	$7,744	$847	$10,876	$7,744	$13,970	$6,016

(a)	Amounts represent purchases and sales prior to the acquisition that closed on September 13, 2013 (see Note 3).

Other Transactions with Related Parties

Amounts presented above for purchases from, and sales to, related parties were corrected following the identification of a disclosure error in the applicable section of the Related Party Transactions note to the consolidated financial statements for the year ended December 31, 2014 included in the Company’s Form 10-K filed on March 12, 2015. The Company identified the presentation of incorrect amounts in Euro instead of US Dollars for purchases from, and sales to, related parties for the year ended December 31, 2014 in the applicable table of the above-mentioned note. These errors were identified and presented correctly in the Proxy statement mailed out to the Company’s shareholders on April 14, 2015.  These errors, which represented a total change of $2.7 million for purchases and $1.9 million for sales, are not considered material to the previously issued financial statements and are presented corrected in the above table.

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna (former executive officer of the Company and General Manager of MTM) and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon appraisals. These lease agreements begin to expire in 2016, with the last agreement ending in 2020. The Company paid IMCOS Due S.r.L. lease payments of $2.5 million, $2.7 million, and $2.1 million in 2015, 2014, and 2013, respectively. In April 2014, IMCOS Due S.r.L. purchased two properties from a third party, which are currently being leased by the Company.  In the fourth quarter of 2014, as part of the ongoing efforts for rationalization of operations and costs, the Company decided to abandon a facility leased in Italy from IMCOS Due S.r.L., which resulted in write offs of leasehold improvements for approximately $2.0 million. In the second quarter of 2015, IMCOS Due S.r.L. agreed to reimburse the Company approximately $0.3 million for the improvements made based on the related increase in market value of the facility.  This amount is reflected in other (expense) income, net for the year ended December 31, 2015. IMCOS Due S.r.l. will pay this amount in twelve half-yearly installments, subject to annual revaluation on the basis of local inflation indices.  As of December 31, 2015, approximately $65 thousand is included in Other Current Assets and $0.2 million is included in Other Assets on the Condensed Consolidated Balance Sheet.  After termination of one of the leases from IMCOS Due S.r.L effective December 31, 2014, that the billing of certain public utility connections was not transferred back to IMCOS Due S.r.L and payments in the amount of $32 thousand (€29 thousand) were made on behalf of IMCOS Due S.r.L. during 2015.  All costs which were not billed to the new tenant by Company were reimbursed by IMCOS Due to the Company at the end of February 2016.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 30% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company paid Immobiliare 4 Marzo S.a.s. lease payments of $0.3 million, $0.3 million, and $0.4 million in 2015, 2014, and 2013, respectively. The term of this lease reflects the fair market value of such property based upon an appraisal.

The Company entered into an agreement to develop the basic and detailed engineering and outfit the facility for the installation of an integrated production plant for natural gas vehicles for PDVSA in Venezuela. The Company accounts for this project under the completed contract method. In connection with this agreement, the Company determined it would be in a loss position at its completion, and accordance with the applicable guidance, recorded a loss of approximately $0.4 million in cost of revenue in the third quarter of 2015.  As of December 31, 2015 the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $5.9 million and $5.9 million, respectively. As of December 31, 2014 the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $6.6 million and $6.8 million, respectively.  At December 31, 2015 and 2014, an advance payment from PDVSA of $0.0 million and $0.8 million, respectively, is included in accrued expenses.

18.	Commitments and Contingencies

(a) Leases

The Company has certain non-cancelable operating leases for facilities and equipment. Future minimum lease commitments under non-cancelable leases at December 31, 2015 are as follows (in thousands):

Years Ending December 31,	Third Party Obligations	Related Party Obligations(1)	Total Obligations
2016	$3,639	$2,359	$5,998
2017	2,719	2,217	4,936
2018	2,007	1,770	3,777
2019	489	1,482	1,971
2020	0	803	803
Thereafter	0	78	78
Total	$8,854	$8,709	$17,563

(1)	See Note 17

Total rental expense under the operating leases for 2015, 2014, and 2013 was approximately $6.8 million, $8.2 million, and $8.0 million, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

On December 16, 2015, Mariano Costamagna entered in an amendment (the “Amendment”) to the Retirement Agreement with Fuel Systems and MTM.  Mr. Costamagna agreed to continue serving as the Chief Executive Officer of Fuel Systems and to maintain executive authority with regard to MTM beyond the originally agreed retirement date of December 31, 2015.  The Amendment provides for Mr. Costamagna to continue to serve in such capacities until the earlier of (i) the closing date of the Merger with Westport (see Note 1), and (ii) April 30, 2016.  All other terms of the Retirement Agreement and the Restricted Stock Unit Agreement entered into as of April 24, 2015 between Fuel Systems and Mr. Costamagna remain unchanged and are in full force and effect.

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

The following tables represent the roll-forward of the accrued employee severance liability as of December 31, 2015 and 2014 included in Accrued expenses on the Condensed Consolidated Balance Sheets, as well as a detail of the costs accrued for rationalization of operations for the years ended December 31, 2015 and 2014:

	As of
	December 31, 2015				December 31, 2014
Accrued Employee Severance (amounts in thousands):	FSS Industrial	FSS Automotive	Corporate	Total	FSS Industrial	FSS Automotive	Corporate	Total

Balance at beginning of period	$81	$48	$108	$237	$0	$0	$0	$0
Expenses (1)	100	2,836	0	2,936	631	2,809	110	3,550
Payments	(181)	(2,214)	(78)	(2,473)	(550)	(2,761)	(2)	(3,313)
Effect of foreign currency translation	0	(16)	0	(16)	0	(0)	(0)	(0)
Balance at end of period	$0	$654	$30	$684	$81	$48	$108	$237

(1)	Total expenses for the year ended December 31, 2015 for FSS Automotive are net of an adjustment to severance of approximately $39 thousand in relation with settlement at advantageous conditions.

	Year Ended December 31, 2015				Year Ended December 31, 2014
Total Restructuring Costs (amounts in thousands):	FSS Industrial	FSS Automotive	Corporate	Total	FSS Industrial	FSS Automotive	Corporate	Total

Employee Severance	$100	$2,836	$0	$2,936	$631	$2,809	$110	$3,550
Long-lived and other assets write-off	0	1,518	0	1,518	0	2,480	0	2,480
Total Restructuring Costs	$100	$4,354	$0	$4,454	$631	$5,289	$110	$6,030

For the year ended December 31, 2013, the Company did not incur any restructuring costs.

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

Under the Canadian Plan employees are required to contribute an amount equal to 0.5 percent up to 4 percent of their earnings, with the Company contributing an amount equal to the employee required contributions, up to a maximum of $4,000 per year. Incremental voluntary contributions by the employees are permitted as long as the total contributions to the plan do not exceed the limits specified under the Canadian Income Tax Act. Approximately 57% of the Canadian employees of the above-mentioned entities

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

were enrolled in this plan as of December 31, 2015. Employer contributions were approximately $0.2 million, $0.2 million, and $0.2 million, in each of the twelve months periods ended December 31 2015, 2014, and 2013, respectively.

The Company’s Investment and Tax Savings Plan (the “401(k) plan”) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The 401(k) plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All U.S. employees who are at least age twenty-one or older are eligible to participate in the 401(k) plan immediately and can enter the 401(k) plan on the first day of each month. Eligible employees of the Company who elect to participate in the 401(k) plan may contribute into the plan from 1% to 100% of compensation. The Company’s matching contributions are discretionary and match 100% on the first 3% of the elective salary deferrals. Approximately 62% and 66% of eligible employees were enrolled in the 401(k) plan at December 31, 2015 and December 31, 2014, respectively.  Employer contributions were $.01 million, $0.1 million, and $0.2 million for 2015, 2014, and 2013, respectively.

(d) Deferred Compensation Plan

The Company had a non-qualified deferred compensation plan which, was terminated in the second quarter of 2014, whereby selected key employees and directors may elect to defer a portion of their compensation each year. This plan was administered by a third party plan administrator. Employee contributions were invested in mutual funds and consequently considered to be traded instruments. The Company matched 50% of the employee contribution up to an annual maximum of $12,500. Participants in the plan were 25% vested in the amount of the Company matching contributions upon attaining two years of service, with an additional 25% vested for each additional year of service thereafter. The Company match was discontinued in 2009.  This plan was terminated during the second quarter of 2014 and the funds were distributed in July 2015.

The Company consolidated the assets of the deferred compensation plan as part of the Company’s assets at the end of each quarter, which were classified as short-term investments on the Company’s balance sheet as of December 31, 2014, following termination of the plan. At December 31, 2015 and 2014, the assets under the plan were zero and $0.6 million, respectively. At December 31, 2015 and 2014 the liabilities under the plan were zero and $0.7 million, respectively.

(e) Severance Funds

Italian law requires companies to make a mandatory termination payment called the Trattamento di Fine Rapporto (“TFR”) to employees. It is paid, as a lump sum, when the employment ends for any reason such as retirement, resignation, or layoff. The severance indemnity liability is calculated in accordance with local civil and labor laws based on each employee’s length of service, employment category and remuneration. There is no vesting period or funding requirement associated with the liability. The liability recorded in the consolidated balance sheet is the amount that the employee would be entitled to if employment ceased immediately. During 2015, 2014, and 2013, the Company had recorded approximately $1.6 million, $1.9 million, and $2.4 million, respectively, in expense for TFR and has a long-term liability accrued in the amount of $3.4 million, and $4.1 million as of December 31, 2015 and 2014, respectively. This liability for severance indemnities relates to the Company’s employees in Italy.

19.	Business Segment and Geographic Information

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

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

Financial Information by Business Segment. Financial information by business segment follows (in thousands):

	Years Ended December 31,
Revenue:	2015	2014	2013
FSS Industrial	$95,152	$104,435	$123,351
FSS Automotive	168,245	234,693	276,490
Total	$263,397	$339,128	$399,841

	Years Ended December 31,
Operating Income (Loss):	2015	2014	2013
FSS Industrial	$2,467	$4,217	$9,811
FSS Automotive	(21,136)	(49,767)	1,117
Corporate Expenses	(18,808)	(8,669)	(6,519)
Total	$(37,477)	$(54,219)	$4,409

	As of December 31,
Total Assets:	2015	2014
FSS Industrial	$106,295	$126,384
FSS Automotive	152,318	211,788
Corporate (1)	148,176	175,980
Eliminations	(178,350)	(190,147)
Total	$228,439	$324,005

(1)	Represents corporate balances not allocated to either of the business segments and primarily includes investments in the subsidiaries, which eliminate in consolidation.

	Years Ended December 31,
Capital Expenditures:	2015	2014	2013
FSS Industrial	$1,624	$3,124	$2,679
FSS Automotive	5,793	10,583	6,559
Corporate	0	19	268
Total	$7,417	$13,726	$9,506

Geographic Information.

The Company’s geographic information for revenue to unaffiliated customers and long-lived assets is shown below. The basis for determining revenue is the geographic location of the customer. Long-lived assets represent long-term tangible assets that are physically located in the region as indicated (in thousands):

	Years Ended December 31,
Revenue:	2015	2014	2013
North America:
United States	$76,284	$87,224	$113,674
Canada	4,194	5,144	5,044
Europe:
Italy	47,000	51,294	74,987
All other (1)	64,574	88,223	78,219
Asia & Pacific Rim (1)	32,201	42,829	66,577
Latin America (1)	39,144	64,414	61,340
Total	$263,397	$339,128	$399,841

(1)	No one country represents more than 10% of total consolidated revenue.

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

	As of December 31,
Long-Lived Assets:	2015	2014
North America:
United States	$2,819	$4,724
Canada	3,791	5,070
Europe:
Italy	23,845	34,896
All other (1)	422	667
Asia & Pacific Rim (1)	2,757	588
Latin America (1)	1,949	2,992
Total	$35,583	$48,937

(1)	No one country represents more than 10% of total consolidated long-lived assets.

20.	Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

In 2015, 2014, and 2013, no customers represented more than 10.0% of the consolidated sales.

Accounts Receivable

At December 31, 2015 and 2014, no customers represented more than10.0% of the consolidated account receivable.

Purchases

During 2015, 2014, and 2013, no suppliers represented more than 10.0% of the consolidated purchases of raw materials and services. In 2015, 2014, and 2013, ten suppliers accounted for approximately 29.1%, 23.0%, and 26.7%, respectively, of consolidated purchases of raw materials and services.

Cash

Operating cash balances held at non-U.S. banks, primarily in Europe, represent 73.1% and 57.3% of the Company’s consolidated cash and cash equivalents at December 31, 2015 and 2014, respectively.

21.	Supplementary Cash Flow Information

Supplementary cash flow information for 2015, 2014, and 2013 is as follows (in thousands):

	Years Ended December 31,
Supplementary Cash Flow Information:	2015	2014	2013
Interest paid	$213	$445	$18
Taxes paid (including franchise taxes)	$1,247	$2,879	$10,946
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Acquisition of equipment in accounts payable	$17	$282	$725

FUEL SYSTEMS SOLUTIONS, INC.

Notes to Consolidated Financial Statements – (Continued)

22.	Quarterly Results of Operations

A summary of the unaudited quarterly consolidated results of operations follows (in thousands, except per share amounts).

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2015	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$63,292	$67,185	$65,595	$67,325
Cost of revenue	48,768	52,232	50,460	52,563
Gross profit	14,524	14,953	15,135	14,762
Operating expenses	18,976	20,220	36,438 (a)	21,217 (b)
Operating loss	(4,452)	(5,267)	(21,303)	(6,455)
Interest income (expense), net	(7)	36	(14)	(36)
Net loss attributable to Fuel Systems Solutions, Inc.	(11,870)	(5,998)	(22,370)	(6,897)
Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.62)	$(0.32)	$(1.24)	$(0.38)
Diluted	$(0.62)	$(0.32)	$(1.24)	$(0.38)

	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
2014	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$81,296	$87,391	$85,077	$85,364
Cost of revenue	63,895	69,539	65,101	65,936
Gross profit	17,401	17,852	19,976	19,428
Operating expenses	19,683	65,759 (c)	21,365	22,069 (d)
Operating loss	(2,282)	(47,907)	(1,389)	(2,641)
Interest income (expense), net	13	(27)	116	49
Net (loss) income attributable to Fuel Systems Solutions, Inc.	(2,006)	(44,190)	(3,207)	(4,013)
Net (loss) income per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.10)	$(2.20)	$(0.16)	$(0.20)
Diluted	$(0.10)	$(2.20)	$(0.16)	$(0.20)

(a)	Includes impairment charges for approximately $13.8 million (see Note 15).
(b)	Includes cost for work force reduction of approximately $0.5 million and for write off in connection with facility closing for approximately $0.5 million (see Note 18).
(c)	Includes impairment charges for approximately $44.3 million (see Note 15).
(d)	Includes cost for work force reduction of approximately $0.1 million and for write off in connection with facility closing for approximately $2.0 million (see Note 18).

23.	Subsequent Events

Amendment to Merger Agreement

On March 6, 2016 the Company entered into an Amendment to the Merger Agreement (see Note 1).  This Amendment changed the exchange ratio from 2.129 shares to a range of 3.0793 to 2.129 shares depending on the weighted average price of Westport shares as defined by the Amendment.

FUEL SYSTEMS SOLUTIONS, INC.

SCHEDULE II—VALUATION ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions (reductions) charged to costs and expenses	Write-offs and other adjustments	Balance at end of period
Allowance for doubtful accounts for the period ended:
December 31, 2015	$3,129	$305	$(429)	$3,005
December 31, 2014	$3,993	$306	$(1,170)	$3,129
December 31, 2013	$4,349	$583	$(939)	$3,993
Deferred tax valuation allowance for the period ended:
December 31, 2015	$47,317	$16,834	$(721)	$63,430
December 31, 2014	$44,508	$2,224	$585	$47,317
December 31, 2013	$46,284	$2,211	$(3,987)	$44,508