Form 10-Q
period 2016-03-31
Fuel Systems Solutions, Inc.
filed 2016-05-09
CIK 1340786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Number of shares outstanding of each of the issuer’s classes of common stock as of April 29, 2016:

18,094,043 shares of Common Stock, $0.001 par value per share.

FUEL SYSTEMS SOLUTIONS, INC.

PART I—FINANCIAL INFORMATION

Item 1.       Financial Statements

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$48,541	$60,162
Accounts receivable, less allowance for doubtful accounts of $2,502 and $3,005 at March 31, 2016 and December 31, 2015, respectively	45,838	44,524
Inventories	75,244	62,717
Other current assets	15,466	15,523
Short-term investments	1,000	1,000
Related party receivables, net	303	316
Total current assets	186,392	184,242
Equipment and leasehold improvements, net	35,795	35,583
Deferred tax assets, net	4,695	4,552
Intangible assets, net	2,620	2,680
Other assets	1,428	1,382
Total Assets	$230,930	$228,439
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,718	$34,117
Accrued expenses	28,819	26,859
Income taxes payable	647	233
Term loans and debt	35	9
Related party payables	2,110	2,525
Total current liabilities	67,329	63,743
Other liabilities	10,090	9,858
Term loans and debt	111	0
Deferred tax liabilities, net	754	751
Total Liabilities	78,284	74,352
Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued and outstanding at March 31, 2016 and December 31, 2015	0	0
Common stock, $0.001 par value, authorized 200,000,000 shares; 20,143,108 issued and 18,094,043 outstanding at March 31, 2016 and December 31, 2015, respectively	20	20
Additional paid-in capital	322,535	322,144
Shares held in treasury, 2,049,065 shares at March 31, 2016 and December 31, 2015, respectively	(20,742)	(20,742)
Accumulated Deficit	(107,760)	(101,286)
Accumulated other comprehensive loss	(41,407)	(46,049)
Total Equity	152,646	154,087
Total Liabilities and Equity	$230,930	$228,439

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$56,142	$63,292
Cost of revenue	41,505	48,768
Gross profit	14,637	14,524
Operating expenses:
Research and development expense	5,249	5,263
Selling, general and administrative expense	14,516	13,713
Total operating expenses	19,765	18,976
Operating loss	(5,128)	(4,452)
Other (expense) income, net	(583)	983
Interest expense, net	(12)	(7)
Loss from operations before income taxes and non-controlling interest	(5,723)	(3,476)
Income tax expense	(751)	(8,351)
Net loss	(6,474)	(11,827)
Less: Net income attributable to non-controlling interest	0	(43)
Net loss attributable to Fuel Systems Solutions, Inc..	(6,474)	(11,870)
Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.36)	$(0.62)
Diluted	$(0.36)	$(0.62)
Number of shares used in per share calculation:
Basic	18,094,043	19,194,976
Diluted	18,094,043	19,194,976

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands); (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(6,474)	$(11,827)
Other comprehensive loss, net of tax except for foreign currency items:
Foreign currency translation adjustments	4,642	(15,586)
Other comprehensive loss, net of tax except for foreign currency items	4,642	(15,586)
Comprehensive loss	(1,832)	(27,413)
Less: net comprehensive income attributable to the non-controlling interest	0	(8)
Comprehensive loss attributable to Fuel Systems Solutions, Inc.	$(1,832)	$(27,421)

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands); (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss attributable to Fuel Systems Solutions, Inc.	$(6,474)	$(11,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	2,015	2,379
Amortization of intangibles arising from acquisitions	190	473
Provision for doubtful accounts	79	179
Write down of inventory	782	455
Deferred income taxes	(75)	7,776
Unrealized loss (gain) on foreign exchange transactions	367	(610)
Compensation expense related to equity awards	391	121
Loss on disposal of equipment and other assets	0	222
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(128)	308
Increase in inventories	(10,968)	(4,145)
Decrease (increase) in other current assets	337	(2,307)
Decrease (increase) in other assets	11	(214)
Increase (decrease) in accounts payable	624	(4,308)
Increase in income taxes payable	384	153
Increase in accrued expenses and long-term liabilities	1,176	180
Receivables from/payables to related parties, net	(478)	319
Net cash used in operating activities	(11,767)	(10,889)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(935)	(1,787)
Redemption of investments at maturity	0	5,000
Purchase of investments	0	(6,000)
Other	102	310
Net cash used in investing activities	(833)	(2,477)
Cash flows from financing activities:
Payments on term loans and other loans	(31)	(6)
Increase in treasury shares (share repurchase program)	0	(10,935)
Net cash used in financing activities	(31)	(10,941)
Net decrease in cash and cash equivalents	(12,631)	(24,307)
Effect of exchange rate changes on cash	1,010	(3,050)
Net decrease in cash and cash equivalents	(11,621)	(27,357)
Cash and cash equivalents at beginning of period	60,162	85,180
Cash and cash equivalents at end of period	$48,541	$57,823
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Acquisition of equipment in accounts payable	$222	$72

See accompanying notes to condensed consolidated financial statements.

FUEL SYSTEMS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements included in the Fuel Systems Solutions, Inc. (“Fuel Systems” or “the Company”) 2015 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements as of and for the periods ended March 31, 2016 and 2015 are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

On September 1, 2015, Fuel Systems, Westport Innovations Inc., an Alberta, Canada corporation (“Westport”), and Whitehorse Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Westport (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the Company will be merged with and into Merger Sub, with the Company surviving the Merger and becoming a direct wholly owned subsidiary of Westport. Pursuant to the original terms of the Merger Agreement, at the effective time of the merger, each outstanding share of common stock of the Company, will be cancelled and converted into the right to receive 2.129 shares of common shares of Westport, subject to certain adjustments.

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

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2016, or for any future period.

2. Recent Accounting Standards

In May 2014, the FASB issued a new accounting standard update providing additional guidance for revenue recognition in relation to contractual arrangements with customers.  The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In July 2015, the FASB finalized a deferral of this standard resulting in the standard being effective beginning in 2018, with early adoption permitted in the beginning of 2017.  This standard can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the effect that adopting this new accounting guidance will have on the Company’s consolidated financial statements.

In June 2014, the FASB issued a new accounting standard update providing additional guidance on how to account for share-based payments where the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite period is treated as a performance condition.  The amendments in this update are effective for fiscal years, and interim periods within those years beginning after December 15, 2015, and may be applied (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.  The adoption of this standard did not impact the Company’s financial statements.

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

In February 2015, the FASB issued a new accounting standard update providing amendments to the consolidation guidance. Among other aspects, the amendments in this update affect the consolidation analysis of reporting entities that are involved with Variable Interest Entities (“VIEs”), and the effect of related parties on the primary beneficiary determination. The amendments in this update reduce the application of the related party guidance for VIEs on the basis of the following three changes: (i) for single decision makers, related party relationships must be considered indirectly on a proportionate basis, rather than in their entirety, (ii) related party relationships should be considered in their entirety for entities that are under common control, only if that common control group has the characteristics of a primary beneficiary, and (iii) if the assessment in clause (ii) is not applicable, but substantially all of the activities of the VIE are conducted on behalf of a single variable interest holder (excluding the decision maker) in a related party group that has the characteristics of a primary beneficiary, that single variable interest holder must consolidate the VIE as the primary beneficiary. The standard is effective for calendar year-end public business entities in 2016, and early adoption is allowed, including in any interim period. The adoption of this standard did not impact the Company’s financial statements.

In August 2015, the FASB issued a new accounting standard, which simplifies the measurement of inventory by requiring certain inventory to be measured at the “lower of cost and net realizable value” and the previous parameters for “market value” will be eliminated. The new accounting standard defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.”  The standard will be effective for fiscal years beginning after December 15, 2016, with earlier adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its financial statements.

In February 2016, the FASB issued a new lease accounting standard.  The key objective of the new standard is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, a dual model has been retained, with leases to be designated as operating leases or finance leases. Expenses will be recognized on a straight-line basis for operating leases, and a front-loaded basis for finance leases. For public entities, the new standard is effective for periods beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. The Company is currently evaluating the impact of the new standard on its financial statements.

In March 2016, the FASB issued amendments to simplify several aspects of the accounting for share-based payment transactions through ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.”  The amendments simplify areas such as income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments are effective for annual periods beginning after December 15, 2016, and interim periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted.  The application of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Cash, cash equivalents, and marketable securities consist of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Cash and cash equivalents:
Cash	$41,468	$48,343
Money market funds	7,073	11,819
Total cash and cash equivalents	$48,541	$60,162
Investments:
Other investments, held to maturity:
Time deposits (1)	1,000	1,000
Total investments	$1,000	$1,000
Short-term investments	$1,000	$1,000

Note (1): At March 31, 2016 and December 31, 2015, these amounts represent one Bank of America certificate of deposit (no interest if withdrawn before maturity): a $1.0 million certificate of deposit with a maturity date of June 27, 2016 and 0.52% interest rate.

At March 31, 2016 and December 31, 2015, restricted cash included in other assets was approximately $0.4 million and $0.4 million, respectively.

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

	As of March 31, 2016	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$7,073	$7,073	$0	$0
Other investments, held to maturity:
Time deposits	1,000	0	1,000	0
Total	$8,073	$7,073	$1,000	$0

	As of December 31, 2015	Fair value measurement at reporting date using
		Level 1	Level 2	Level 3
Assets (in thousands):
Cash equivalents:
Money market funds	$11,819	$11,819	$0	$0
Other investments, held to maturity:
Time deposits	1,000	0	1,000	0
Total	$12,819	$11,819	$1,000	$0

5. Inventories

Inventories, consisting of raw materials and parts, work-in-process, and finished goods are stated at the lower of cost or market value. Cost is determined by the first-in, first-out, or the FIFO method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods.

Inventories are comprised of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Raw materials and parts	$50,967	$41,268
Work-in-process	1,938	1,875
Finished goods	21,403	18,462
Inventory on consignment	936	1,112
Total inventories	$75,244	$62,717

6. Equipment and Leasehold Improvements, Net

Equipment and leasehold improvements, net, consist of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Dies, molds, and patterns	$5,207	$4,964
Machinery and equipment	58,759	56,108
Office furnishings and equipment	20,463	19,787
Automobiles and trucks	4,542	4,121
Leasehold improvements	16,437	15,881
Total equipment and leasehold improvements	105,408	100,861
Less: accumulated depreciation	(69,613)	(65,278)
Equipment and leasehold improvements, net of accumulated depreciation	$35,795	$35,583

Depreciation expense related to equipment and leasehold improvements was approximately $2.0 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively.

7. Intangibles

At March 31, 2016 and December 31, 2015, intangible assets consisted of the following (in thousands):

	WT Average Remaining Amortization period (in years)	As of March 31, 2016			As of December 31, 2015
		Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Existing technology	3.5	$24,115	$(23,266)	$849	$23,551	$(22,693)	$858
Customer relationships	12.2	18,079	(16,669)	1,410	17,800	(16,383)	1,417
Trade name	6.1	3,953	(3,592)	361	3,810	(3,405)	405
Total		$46,147	$(43,527)	$2,620	$45,161	$(42,481)	$2,680

Amortization expense related to existing technology and customer relationships of $0.1 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, is reported as a component of cost of revenue. Amortization expense related to trade name and non-compete agreements of $0.1 million and $0.1 million for three months ended March 31, 2016 and 2015, respectively, is reported as a component of operating expenses.

Amortization expense for the remaining lives of the intangible assets is estimated to be as follows (in thousands):

Amortization Expense
Nine months ending December 31, 2016	$491
2017	509
2018	370
2019	297
2020	266
2021	228
Thereafter	459
$2,620

8. Warranties

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

Changes in the Company’s product warranty liability during the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$5,333	$6,424
Provisions charged to costs and expenses	877	703
Settlements	(267)	(941)
Adjustments to pre-existing warranties	(860)	(382)
Effect of foreign currency translation	236	(441)
Balance at end of period	$5,319	$5,363

9. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2016 was (13.1)% compared to an effective tax rate of (240.2)% for the three months ended March 31, 2015.

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

For the three months ended March 31, 2015, our effective tax rate was impacted by a tax expense of $7.8 million related to an increase in valuation allowance on deferred tax assets that existed as of the beginning of 2015 in Italy, as the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future.   This conclusion was based on the weight of the available positive and negative evidence, including the three year cumulative loss recorded in Italy (after adjustments required for tax purposes) as of 2015.

The Company believes that the likelihood of recoverability of the net deferred tax assets in the loss jurisdictions is less than the “more likely than not” threshold, in addition to the valuation allowance recorded in connection with the deferred tax assets in Italy in the first quarter of 2015, a valuation allowance is maintained on the entire domestic and certain foreign jurisdictions deferred tax assets.

For the three months ended March 31, 2016 and 2015 the Company incurred a pre-tax loss of approximately $8.5 million and $5.0 million, respectively, in the loss jurisdictions.

As of March 31, 2016, the Company had approximately $14.9 million of unrecognized tax benefits. There was no significant change in unrecognized tax benefits for the three months ended March 31, 2016. Although it is reasonably possible that our unrecognized tax benefits will change over the next 12 months, the Company does not anticipate such changes to have a significant impact on our income tax expense due to the valuation allowance position maintained in certain jurisdictions.

10. Debt Payable

The Company’s outstanding debt is summarized as follows (in thousands):

	Available as of March 31, 2016	March 31, 2016	December 31, 2015
(a) Revolving lines of credit—Italy and Argentina	$9,333	$0	$0
(b) Revolving line of credit—USA	30,000	0	0
(c) Other indebtedness		146	9
	$39,333	146	9
Less: current portion		35	9
Non-current portion		$111	$0

At March 31, 2016, the Company’s weighted average interest rate on outstanding debt was 11.0%. The Company is party to numerous credit agreements and other borrowings. All foreign currency denominated revolving lines of credit have been converted using the closing currency rate as of March 31, 2016.

(a) Revolving Lines of Credit – Italy and Argentina

The Company maintains various revolving lines of credit in Italy and Argentina. The revolving lines of credit in Italy include $2.3 million, which is unsecured, and $4.4 million which is collateralized by accounts receivable. The interest rates on these revolving lines of credit are fixed and variable and range from 0.8% to 3.8% as of March 31, 2016. At March 31, 2016 and December 31, 2015, there were no balances outstanding.

The revolving lines of credit in Argentina consist of two lines for a total amount of availability of approximately $2.6 million. These lines are unsecured with no balance outstanding at March 31, 2016 and December 31, 2015. At March 31, 2016, the interest rates for the lines of credit in Argentina ranged from 4.5% to 30.0%.

All lines are callable on demand.

(b) Revolving Line of Credit – USA

As of March 31, 2016, the Company and IMPCO Technologies, Inc. (“IMPCO”) maintain an unsecured, revolving short term credit facility with Intesa SanPaolo S.p.A. (“Intesa”) amounting to $30.0 million. IMPCO intends to use the borrowings for its general corporate purposes and Fuel Systems guarantees IMPCO’s payments. At March 31, 2016 and December 31, 2015, there were no balances outstanding. The maximum aggregate principal amount of loans available at any time was $30.0 million with a maturity date of April 29, 2016.  The Company did not renew this agreement. At March 31, 2016, the Company was in compliance with the covenants as defined by the agreement.

(c) Other indebtedness

Other indebtedness includes a capital lease bearing interest at 11.0%.

11. Equity

The following table summarizes the changes in equity for the three month period ended March 31, 2016 (in thousands, except for share amounts):

	Fuel Systems Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Shares Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, December 31, 2015	18,094,043	$20	$322,144	$(20,742)	$(101,286)	$(46,049)	$154,087
Net loss	0	0	0	0	(6,474)	0	(6,474)
Foreign currency translation adjustment	0	0	0	0	0	4,642	4,642
Vesting of stock options	0	0	57	0	0	0	57
Issuance and vesting of restricted stock, net of shares withheld for employee tax	0	0	334	0	0	0	334
Balance, March 31, 2016	18,094,043	$20	$322,535	$(20,742)	$(107,760)	$(41,407)	$152,646

Shares Held in Treasury

As of March 31, 2016 and December 31, 2015, the Company had 2,049,065 shares, respectively, held in treasury with a value of approximately $20.7 million, respectively.  On November 3, 2014, the Company’s Board of Directors approved a share repurchase program for up to $25.0 million of the Company’s common stock for up to one year.  Under this program, 2,041,066 shares were repurchased in the open market. The remainder of the treasury shares held by the Company at March 31, 2016 relates to 1,419 shares that came from surrender of shares tendered for the exercise price in lieu of cash from the exercise of warrants, and 6,580 shares that came from the surrender of shares for U.S. payroll tax withholding obligations associated with vesting of restricted stock.

12. Changes and Reclassifications in Accumulated Other Comprehensive Loss by Component

(a) Changes in Accumulated Other Comprehensive Loss by Component (all amounts are net of tax, except foreign currency items)

	Three Months Ended March 31, 2016 (in thousands)
	Unrealized Gains and (Losses) on Available -for-Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2015	0	(46,049)	(46,049)
Current period Other Comprehensive Income activity before reclassifications	0	4,642	4,642
Net current-period Other Comprehensive Income		4,642	4,642
Ending balance, March 31, 2016	0	(41,407)	(41,407)

	Three Months Ended March 31, 2015 (in thousands)
	Unrealized Gains and (Losses) on Available -for-Sale Securities	Foreign Currency Items	Total
Beginning balance, December 31, 2014	0	(26,403)	(26,403)
Current period Other Comprehensive Income (Loss) activity before reclassifications	0	(15,586)	(15,586)
Net current-period Other Comprehensive Income (Loss)	0	(15,586)	(15,586)
Net current-period Other Comprehensive Income attributable to noncontrolling interest	0	35	35
Ending balance, March 31, 2015	0	(41,954)	(41,954)

(b) Reclassifications out of Accumulated Other Comprehensive Loss

For the three months ended March 31, 2016 and 2015, there were no reclassifications out of Accumulated Other Comprehensive Loss.

13. Stock-Based Compensation

The Company has one stock option plan and one phantom stock option plan that provide for the issuance of options and phantom stock options respectively, to key employees and directors of the Company at the fair market value at the time of grant. Options and phantom stock options granted under these plans generally vest in four or five years and are generally exercisable while the individual is an employee or a non-employee director, or ordinarily within one month following termination of employment. In no event may options or phantom stock options be exercised more than ten years after the date of the grant.  Phantom stock options convey the right to the grantee to receive a cash payment once exercisable, equal to the positive difference between the fair market value of the stock on the date of the exercise less the exercise price on the date of the grant.

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

In estimating the fair value of stock-based compensation, the Company uses the historical volatility of its shares based on seven year averages.

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was allocated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$12	$12
Research and development expense	14	9
Selling, general and administrative expense	365	100
	$391	$121

Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company has not recorded any excess tax benefits as a result of the net operating loss carry-forward position for United States income tax purposes.

Stock-Based Compensation Activity – Stock Options

Shares of common stock issued upon exercise of stock options are from previously unissued shares.

The following table displays stock option activity including the weighted average stock option prices for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	117,020	$13.97	7.1 yrs	$0
Granted	0	0
Exercised	0	0
Forfeited	0	0
Outstanding at March 31, 2016	117,020	$13.97	6.9 yrs	$0
Vested and exercisable at March 31, 2016	48,606	$14.87	6.5 yrs	$0

The aggregate intrinsic value as of a particular date is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each respective period. During the three months ended March 31, 2016 and 2015, the aggregate intrinsic value of options exercised under the Company’s stock option plans was zero, as there were no options exercised.

As of March 31, 2016, total unrecognized stock-based compensation cost related to unvested stock options was $0.4 million, expected to be recognized over a weighted-average period of 2.4 years.  As of December 31, 2015, total unrecognized stock-based compensation cost related to unvested stock options was $0.4 million, expected to be recognized over a weighted-average period of 2.7 years.

Phantom Stock Options

The following table displays stock option activity including the weighted average phantom stock option prices for the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2015	118,750	$14.02	7.1 yrs
Granted	0	0
Exercised	0	0
Forfeited	0	0
Outstanding at March 31, 2016	118,750	$14.02	6.8 yrs
Vested and exercisable at March 31, 2016	49,875	$14.91	6.2 yrs

The Company’s cash-settled phantom stock options are accounted for as liability awards and are re-measured at fair value each reporting period.  Compensation expense is recognized over the requisite service period and is equal to the fair value less the exercise price of the stock.  If the fair value is below the exercise price, no expense is recognized.

The phantom stock options have been accounted for as a liability within the Condensed Consolidated Financial Statements based on the closing price of the Company’s stock price at the reporting period end.  As of March 31, 2016 and December 31, 2015, total liability related to phantom stock options were zero.

Stock-Based Compensation Activity – Restricted Stock and Restricted Stock Units

A summary of unvested restricted stock awards as of March 31, 2016 and changes during the three month period then ended are presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	303,859	$10.65
Granted	30,000	5.68
Vested	0	0
Forfeited	(6,054)	8.26
Unvested at March 31, 2016 (1)	327,805	$10.24

(1)Includes 291,000 restricted stock units

As of March 31, 2016, total unrecognized stock-based compensation cost related to unvested restricted stock and restricted stock units was approximately $2.0 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years. As of December 31, 2015, total unrecognized stock-based compensation cost related to unvested restricted stock was approximately $2.3 million, expected to be recognized over a weighted-average period of approximately 2.1 years.

14. Loss Per Share

The following table sets forth the computation of unaudited basic and diluted loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss attributable to Fuel Systems Solutions, Inc.	$(6,474)	$(11,870)
Denominator:
Denominator for basic earnings per share - weighted average number of shares	18,094,043	19,194,976
Effect of dilutive securities:
Employee stock options	0	0
Unvested restricted stock	0	0
Dilutive potential common shares	18,094,043	19,194,976
Net loss per share attributable to Fuel Systems Solutions, Inc.:
Basic	$(0.36)	$(0.62)
Diluted	$(0.36)	$(0.62)

The following table represents the numbers of anti-dilutive instruments excluded from the computation of diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Anti-dilutive instruments excluded from computation of diluted net income per share:
Options	117,020	88,264
Restricted stock and restricted stock units	305,387	1,493

15. Related Party Transactions

The following table sets forth amounts (in thousands) that are included within the captions noted on the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 representing related party transactions with the Company:

	As of
	March 31, 2016	December 31, 2015
Current Receivables with related parties:
Bianco S.p.A. (a)	$263	$249
Others (b)	12	6
IMCOS Due S.r.L (c)	0	32
Current Receivables with JVs and related partners:
PDVSA Industrial S.A. (d)	1,505	1,445
Ideas & Motion S.r.L. (e)	28	29
	1,808	1,761
Less Allowance on Doubtful Accounts:
PDVSA Industrial S.A. (d)	(1,505)	(1,445)
	$303	$316
Current Payables with related parties:
TCN Vd S.r.L. (f)	631	773
TCN S.r.L. (g)	579	555
Europlast S.r.L. (h)	437	647
A.R.S. Elettromeccanica (i)	277	366
Grosso, de Rienzo, Riscossa, Di Toro e Associati (j)	76	104
Ningbo Topclean Mechanical Technology Co. Ltd. (k)	68	13
Others (b)	22	43
Erretre S.r.L. (l)	14	11
IMCOS Due S.r.L (c)	6	13
Current Payable with JVs and related partners:
Ideas & Motion S.r.L. (e)	0	0
	$2,110	$2,525

(a)	Bianco S.p.A. is 100% owned by TCN S.r.L. (see note (g) below).
(b)

Includes Biemmedue S.p.A. (100% owned by the Company’s Chief Executive Officer along with his brother, Pier Antonio Costamagna, who retired as an executive officer of the Company and as General Manager of MTM S.r.L., effective February 5, 2014), MTM Hydro S.r.L. (46% owned by the Company’s Chief Executive Officer along with his brother, Pier Antonio Costamagna), Immobiliare IV Marzo (30% owned directly and indirectly by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna, and two employees of the Company), Delizie Bakery Srl (100% owned by IMCOS Due S.r.L., see (c) below), and Galup S.r.L. (90% owned by TCN S.r.L., see note (g) below).

(c)	IMCOS Due S.r.L. is 100 % owned by the Company’s Chief Executive Officer along with his brother Antonio Costamagna and their immediate family.
(d)

PDVSA Industrial S.A. (“PDVSA”) is a 70% owner of a joint venture, Sistemas De Conversion Del Alba, S.A. (“SICODA”) with the remaining 30% owned by the Company.  Due to uncertainty as to the collectability of the above receivable, a full allowance has been maintained.

(e)	Ideas & Motion S.r.L. is an Italian consulting and services company in which the Company owns an equity ownership interest of 14.28%.
(f)	TCN Vd S.r.L. is 90% owned by TCN S.r.L. (see note (g) below) as well as 3% by the Company’s Chief Executive Officer, along with his brother, Pier Antonio Costamagna.
(g)	TCN S.r.L. is 30% owned by Mariano Costamagna, the Company’s Chief Executive Officer, along with his brother, Pier Antonio Costamagna.
(h)	Europlast S.r.L. is 90% owned by the Company’s Chief Executive Officer, his brother, Pier Antonio Costamagna and one immediate family member.
(i)	A.R.S. Elettromeccanica is 100% owned by Biemmedue S.p.A. (see note (b) above).
(j)	Marco Di Toro, a former director of the Company who resigned effective March 4, 2016, is a partner of the law firm Grosso, de Rienzo, Riscossa, Di Toro e Associati.
(k)	Ningbo Topclean Mechanical Technology Co. Ltd. is 100% owned by MTM Hydro S.r.L. (see note (b) above).
(l)	Erretre S.r.l. is 70% owned by the Company’s Chief Executive Officer’s immediate family.

The following table sets forth amounts (services and goods) purchased from and sold to related parties (in thousands).

	Three Months Ended March 31,
	2016		2015
	Purchases	Sales	Purchases	Sales
Related Party Company:
TCN Vd S.r.L	$533	$0	$633	$0
Ningbo Topclean Mechanical Technology Co. Ltd.	383	0	355	0
A.R.S. Elettromeccanica	364	0	265	0
TCN S.r.L	308	0	377	0
Europlast S.r.L.	288	0	669	0
Erretre S.r.L	29	2	34	0
Others	16	12	37	17
Bianco S.p.A.	1	184	0	226
Grosso, de Rienzo, Riscossa, Di Toro e Associati	0	0	0	0
JVs and related partners:				0
PDVSA Industrial S.A.	0	0	0	342
Ideas & Motion S.r.L.	0	14	0	23
	$1,922	$212	$2,370	$608

Other Transactions with Related Parties

The Company leases buildings under separate facility agreements from IMCOS Due S.r.L., a real estate investment company owned 100% by Messrs. Mariano Costamagna, Pier Antonio Costamagna (former executive officer of the Company and General Manager of MTM) and members of their immediate families. The terms of these leases reflect the fair market value of such properties based upon appraisals. These lease agreements begin to expire in 2016, with the last agreement ending in 2020. The Company made payments to IMCOS Due S.r.L. of $0.6 million for the three months ended March 31, 2016 and 2015, respectively. In the fourth quarter of 2014, as part of the ongoing efforts for rationalization of operations and costs, the Company decided to abandon a facility leased in Italy from IMCOS Due S.r.L which resulted in write-offs of leasehold improvements for approximately $2.0 million.  In the second quarter of 2015, IMCOS Due S.r.L. agreed to reimburse the Company approximately $0.3 million for the improvements made based on the related increase in market value of the facility.  This amount is reflected in other (expense) income, net for the three months ended December 31, 2015. IMCOS Due S.r.l. will pay this amount in twelve half-yearly installments, subject to annual revaluation on the basis of local inflation indices.  As of March 31, 2016, approximately $45 thousand is included in Other Current Assets and $0.2 million is included in Other Assets on the Condensed Consolidated Balance Sheet.  After termination of one of the leases from IMCOS Due S.r.L effective December 31, 2014, the billing of certain public utility connections was not transferred back to IMCOS Due S.r.L and payments in the amount of $32 thousand (€29 thousand) were made on behalf of IMCOS Due S.r.L. during 2015.  All costs which were not billed to the new tenant by Company were reimbursed by IMCOS Due S.r.L. to the Company at the end of February 2016.

The Company leases a building from Immobiliare 4 Marzo S.a.s., a real estate investment company owned 30% by Messrs. Mariano Costamagna, Pier Antonio Costamagna and one employee of the Company. The Company made payments to Immobiliare 4 Marzo S.a.s. of $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The terms of this lease reflects the fair market value of such property based upon an appraisal.

The Company entered into an agreement to develop the basic and detailed engineering and outfit the facility for the installation of an integrated production plant for natural gas vehicles for PDVSA in Venezuela. The Company accounts for this project under the completed contract method.  In connection with this agreement, the Company determined it would be in a loss position at its completion, and in accordance with the applicable guidance, recorded a loss of approximately $0.4 million in cost of revenue for the third quarter of 2015.  As of March 31, 2016 the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $4.1 million and $4.1 million, respectively. As of December 31, 2015 the total amount of cost (included in other current assets) and revenue (included in accrued expenses) deferred under this project totals approximately $5.9 million and $5.9 million, respectively.

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

On April 24, 2015, Mariano Costamagna agreed with the Company that, effective December 31, 2015 (the “Retirement Date”), he would retire and resign as the Chief Executive Officer of the Company and relinquish all executive authority with regard to the Company’s wholly-owned subsidiary, MTM S.r.L. (“MTM”).  In connection with his retirement, Mr. Costamagna entered into a Retirement Agreement (the “Retirement Agreement”) with the Company and MTM.  Under the Retirement Agreement, in addition to his compensation until the Retirement Date, Mr. Costamagna is entitled to (i) an award of 100,000 shares of Company restricted stock units issued on April 24, 2015, which will vest, subject to compliance with confidentiality, non-solicitation and non-competition provisions in the Retirement Agreement, on December 31, 2016, and (ii) a lump sum cash payment of €450,000 paid on December 31, 2015.  Mr. Costamagna will continue as a director of MTM and the Company after the Retirement Date.  Upon vesting of the restricted stock units, Mr. Costamagna will receive 60,000 shares of common stock with the remaining 40,000 units paid in cash equal to the fair market value of the shares of common stock underlying the vested units.

On December 16, 2015, Mariano Costamagna entered in an amendment (the “Amendment”) to the Retirement Agreement with Fuel Systems and MTM.  Mr. Costamagna agreed to continue serving as the Chief Executive Officer of Fuel Systems and to maintain executive authority with regard to MTM beyond the originally agreed retirement date of December 31, 2015.  The Amendment provided for Mr. Costamagna to continue to serve in such capacities until the earlier of (i) the closing date of the Merger with Westport (see Note 1), and (ii) April 30, 2016.  On April 30, 2016, Mariano Costamagna entered in a second amendment (the “Second Amendment”) to the Retirement Agreement, as amended by the Amendment, with Fuel Systems and MTM.  Mr. Costamagna agreed to continue serving as the Chief Executive Officer of Fuel Systems and to maintain executive authority with regard to MTM beyond the previously agreed extension of his retirement date of April 30, 2016.  The Second Amendment provides for Mr. Costamagna to continue to serve in such capacities until the earlier of (i) the closing date of the Merger with Westport (see Note 1), and (ii) June 30, 2016.  All other terms of the Retirement Agreement and the Restricted Stock Unit Agreement entered into as of April 24, 2015 between Fuel Systems and Mr. Costamagna remain unchanged and are in full force and effect.

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

The following tables represent the roll-forward of the accrued employee severance liability as of March 31, 2016 and December 31, 2015 included in Accrued expenses on the Condensed Consolidated Balance Sheets, as well as a detail of the costs accrued for rationalization of operations for the three months ended March 31, 2016 and 2015:

	As of
	March 31, 2016				December 31, 2015
Accrued Employee Severance (amounts in thousands):	FSS Industrial	FSS Automotive	Corporate	Total	FSS Industrial	FSS Automotive	Corporate	Total

Balance at beginning of period	$0	$654	$30	$684	$81	$48	$108	$237
Expenses	0	126	0	126	100	2,836	0	2,936
Payments	0	(419)	(8)	(427)	(181)	(2,214)	(78)	(2,473)
Effect of foreign currency translation	0	17	0	17	0	(16)	0	(16)
Balance at end of period	$0	$378	$22	$400	$0	$654	$30	$684

	Three Months Ended March 31, 2016
Total Restructuring Costs (amounts in thousands):	FSS Industrial	FSS Automotive	Total

Employee Severance	$0	$126	$126
Long-lived and other assets write-off	0	0	0
Total Restructuring Costs	$0	$126	$126

	Three Months Ended March 31, 2015
Total Restructuring Costs (amounts in thousands):	FSS Industrial	FSS Automotive	Total

Employee Severance	$100	$557	$657
Long-lived and other assets write-off	0	224	224
Total Restructuring Costs	$100	$781	$881

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

The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies contained in the Fuel Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Financial Information by Business Segments. Financial information by business segment follows (in thousands):

	Three Months Ended March 31,
Revenue:	2016	2015
FSS Industrial	$23,848	$22,751
FSS Automotive	32,294	40,541
Total	$56,142	$63,292

	Three Months Ended March 31,
Operating Income (Loss):	2016	2015
FSS Industrial	$3,233	$2,092
FSS Automotive	(1,977)	(2,911)
Corporate Expenses	(6,384)	(3,633)
Total	$(5,128)	$(4,452)

	As of
Total Assets:	March 31, 2016	December 31, 2015
FSS Industrial	$110,750	$106,295
FSS Automotive	152,479	152,318
Corporate (1)	145,274	148,176
Eliminations	(177,573)	(178,350)
Total	$230,930	$228,439

(1)	Represents corporate balances not allocated to either of the business segments and primarily investments in subsidiaries, which eliminate on consolidation.

18. Concentrations

Revenue

The Company routinely sells products to a broad base of domestic and international customers, which includes distributors and original equipment manufacturers. Based on the nature of these customers, credit is generally granted without collateral being required.

For the three months ended March 31, 2016 and 2015, no customers represented more than 10.0% of consolidated sales.

Accounts Receivable

At March 31, 2016 and December 31, 2015, no customer represented more than 10.0% of consolidated accounts receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, references to “Fuel Systems” or the “Company” and to first-person pronouns, such as “we”, “our” and “us”, refer to Fuel Systems Solutions, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

This discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Fuel Systems’ Annual Report on Form 10-K for the year ended December 31, 2015.

The Company’s business is subject to seasonal influences. Therefore, operating results for any quarter are not indicative of the results that may be achieved for any subsequent quarter or for a full year.

Forward-looking Statements

This Quarterly Report on Form 10-Q, both in the Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows and elsewhere, contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-Q. These statements are not historical facts, but instead involve known and unknown risks, uncertainties and other factors that may cause our or our company’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward looking statements. Statements in this Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Words such as: “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” “continue,” “seeks,” “on-going” or the negative of these terms or other comparable terminology often identify forward-looking statements, although not all forward-looking statements contain these words. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and beliefs concerning future business conditions, our results of operations, financial position and our business outlook, or state other “forward-looking” information based on currently available information. There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These risks and uncertainties and certain other factors which may impact our continuing business financial condition or results of operations, or which may cause actual results to differ from such forward-looking statements, include, but are not limited to, the unpredictable nature of the developing alternative fuel U.S. automotive market, customer dissatisfaction with our products or services, the inability to deliver our products on schedule, a further slowing of economic activity, our ability to maintain customer program relationships, our ability to achieve the anticipated benefits in connection with our cost-cutting initiatives and restructuring plan, potential changes in tax policies and government incentives and their effect on the economic benefits of our products to consumers, the continued weakness in financial and credit markets of certain countries, the growth of non-gaseous alternative fuel products and other new technologies, the price differential between alternative gaseous fuels and gasoline, and the repeal or implementation of government regulations relating to reducing vehicle emissions, economic uncertainties caused by political instability in certain of the markets we do business in, the impact of the Argentinean debt crisis on our business, our ability to realign costs with current market conditions, the risks associated with the anticipated merger with Westport Innovations Inc. including that we will be subject to various uncertainties and contractual restrictions while the merger is pending and failure to complete the merger could negatively affect our stock price and future business and financial results, as well as the risks and uncertainties included in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and our other periodic reports filed with the SEC. These forward-looking statements are not guarantees of future performance. We cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not place undue reliance on these forward looking statements. The forward-looking statements made in this Form 10-Q relate to events and state our beliefs, intent and our view of future events only as of the date of the filing of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

For the three months ended March 31, 2016 revenue decreased approximately $7.2 million, or 11.3%, operating loss increased approximately $0.7 million, and basic and diluted earnings per share (“EPS”) went from a loss of $(0.62) in the prior year period, to a loss of $(0.36) in the current period.  These results were driven primarily by the weakening of local currencies compared to the US dollar, which in the three months ended March 31, 2016 negatively impacted our revenue by approximately $3.4 million, the effect of economic uncertainty in the European and Argentinean markets, as well as by the continued pressure from lower oil prices resulting in a disincentive for conversions that affect our FSS Automotive operations. Our FSS Automotive segment was affected by a significant decline in Delayed Original Equipment Manufacturers (“DOEM”) sales in North America. Additionally, we experienced lower compressors sales, primarily in connection with political turmoil in some key markets in the middle-east and Eastern Europe, and also due to changes in product mix to smaller compressors. Sales at our FSS Industrial segment were slightly higher due an increase in sales into India.

Net cash used in operations was approximately $11.8 million for the three months ended March 31, 2016. Our net cash position of $49.4 million, including marketable securities and debt (excluding Restricted Cash), provides us with the adequate capital for working capital and general corporate purposes.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, goodwill, taxes, inventories, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. We believe that we have considered relevant circumstances that we may be currently subject to and the financial statements accurately reflect our estimate of the results of our operations, financial condition and cash flows for the periods presented. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenue and cash flows, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives and, as applicable, the reporting unit, of the assets. Our financial position or results of operations may be materially impacted by changes in our initial assumptions and estimates relating to prior or future acquisitions. Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes, subsequent to December 31, 2015, to information previously disclosed in our Annual Report on Form 10-K with respect to our critical accounting policies.

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

Results of Operations – Three Months Ended March 31, 2016

(Amounts in tables in thousands, except percentages)

REVENUES

	Three Months Ended March 31,		Change	Percent Change
	2016	2015
FSS Industrial	$23,848	$22,751	$1,097	4.8%
FSS Automotive	32,294	40,541	(8,247)	(20.3)%
Total Revenues	$56,142	$63,292	$(7,150)	(11.3)%

FSS Industrial. The increase in revenue is attributable to higher sales of our components of approximately $1.5 million primarily in India due to changes in the local regulations as well as higher sales of our mobile equipment of approximately $0.3 million.  These increase was partially offset by lower sales of stationary products primarily from the oil and gas industry of approximately $0.8 million.   Our APU sales were relatively flat compared to the prior year period.  While revenues were impacted by the weakening of local currencies compared to the US dollar for the last several quarters, the impact on revenues was less than $0.1 million for the three months ended March 31, 2016.

FSS Automotive. The decrease in revenue is attributable to several factors including the weakening of local currencies (primarily the Argentina Peso) compared to the US dollar, which negatively impacted revenue by approximately $3.3 million for the three months ended March 31, 2016.  On a constant currency basis, DOEM sales showed a decrease of approximately $3.4 million due to lower sales in North America.  OEM sales in constant currency were lower by approximately $2.3 million due to lower demand in Italy and Venezuela. Compressor sales in constant currency decreased by approximately $0.8 million compared to the prior year period, primarily driven by political instability in key markets in the Middle East and Eastern Europe.  These decreases were partially offset by higher aftermarket sales primarily in Italy and India.

The following represents revenues by geographic location for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,			Percent
	2016	2015	Change	Change
North America:
United States	$16,383	$20,166	$(3,783)	(18.8)%
Canada	1,684	827	857	103.6%
Europe:
Italy	10,606	11,340	(734)	(6.5)%
All other	14,619	13,680	939	6.9%
Asia & Pacific Rim	8,081	8,575	(494)	(5.8)%
Latin America	4,769	8,704	(3,935)	(45.2)%
Total Revenues	$56,142	$63,292	$(7,150)	(11.3)%

Included in the results discussed above is the net negative impact of the changes of local currencies compared to the US Dollar, which negatively impacted revenue by approximately $3.4 million (primarily in Latin America).

COST OF REVENUE

	Three Months Ended March 31,		Change	Percent Change
	2016	2015
FSS Industrial	$16,019	$15,721	$298	1.9%
FSS Automotive	25,486	33,047	(7,561)	(22.9)%
Total Cost of Revenues	$41,505	$48,768	$(7,263)	(14.9)%

FSS Industrial. The increase in cost of revenue is primarily attributable to higher material costs associated with increased volumes of components and mobile equipment partially offset by lower volumes of most other products.  Gross profit dollars and gross margin percentage increase due to the mix of business as well as management’s continued focus on lower costs.

FSS Automotive. The decrease in cost of revenue is primarily attributable to the weakening of local currencies (primarily the Argentina Peso) compared to the US dollar, which positively impacted cost of revenue by approximately $2.8 million for the three months ended March 31, 2016.  On a constant currency basis, cost of revenue decreased due to lower material costs of approximately $3.9 million as a result of lower volumes, and lower labor costs of approximately $1.1 million primarily related to restructuring activities performed.  These decreases were offset by approximately $0.2 million in additional warranty costs.  While gross profit dollars decreased from the prior year period due to lower revenues, gross margin percentage increased from the prior year period primarily due to the positive effects from our restructuring activities.

RESEARCH & DEVELOPMENT

	Three Months Ended March 31,		Change	Percent Change
	2016	2015
FSS Industrial	$1,827	$1,787	$40	2.2%
FSS Automotive	3,422	3,476	(54)	(1.6)%
Total Research and Development	$5,249	$5,263	$(14)	(0.3)%

FSS Industrial. The costs remained relatively flat compared to the prior year period. While we remain committed to invest in research and development projects in order to enhance our current product offerings to better meet our clients’ needs and explore new solutions and alternatives, we also remain focused on accurately managing costs in order to rationalize expenditures.

FSS Automotive. While the costs remained relatively flat compared to the prior year period, we incurred lower compensation and related expense partially offset by higher outside services.  We remain focused on rationalizing costs while continuing to work on advancing our existing product lines and solutions and motivated to develop different projects for possible new product offerings.

SELLING, GENERAL & ADMINISTRATIVE

	Three Months Ended March 31,		Change	Percent Change
	2016	2015
FSS Industrial	$2,769	$3,151	$(382)	(12.1)%
FSS Automotive	5,363	6,929	(1,566)	(22.6)%
Corporate	6,384	3,633	2,751	75.7%
Total Selling, General & Administrative	$14,516	$13,713	$803	5.9%

FSS Industrial. The decrease primarily relates to lower compensation and related costs, lower outside services as well as lower depreciation expenses due to impairments recorded in the prior year period.

FSS Automotive. The decrease primarily relates to the weakening of local currencies compared to the US dollar, which positively impacted selling, general & administrative costs by approximately $0.5 million for the three months ended March 31, 2016. On a constant currency basis, costs decreased primarily due to lower costs incurred in the current period for work force reduction and asset write-offs compared to the prior year period of approximately $0.5 million, as well as additional compensation and related expense savings from restructuring activities performed in the prior year period.

Corporate Expenses. Corporate expenses consist of general and administrative expenses at the corporate level to support our business segments in areas such as executive management, finance, human resources, management information systems, legal and accounting services, and investor relations. Corporate expenses increased primarily as a result of increases in outside services for strategic and merger related activities, offset by consultant costs incurred in 2015 for restructuring activities.

OPERATING INCOME (LOSS)

	Three Months Ended March 31,		Change	Percent Change
	2016	2015
FSS Industrial	$3,233	$2,092	$1,141	54.5%
FSS Automotive	(1,977)	(2,911)	934	(32.1)%
Corporate Expenses	(6,384)	(3,633)	(2,751)	(75.7)%
Total Operating Income (Loss)	$(5,128)	$(4,452)	$(676)	15.2%

Operating loss for the three months ended March 31, 2016 increased for the reasons stated above.

Other Income (Expense), Net.

Other income (expense), net includes foreign exchange gains and losses arising from other assets and liabilities which are settled in other currencies. For the three months ended March 31, 2016 we recognized approximately $0.6 million in net losses on foreign exchange, primarily due to the strengthening of the US dollar against the Euro, compared to $0.9 million in net gains on foreign exchange for the three months ended March 31, 2015. We routinely conduct transactions in currencies other than our reporting currency, the U.S. dollar. We cannot estimate or forecast the direction or the magnitude of any foreign exchange movements and currency devaluation with any currency that we transact in; therefore, we do not hedge or predict the future impact of foreign currency exchange rate movements on our consolidated financial statements.

Benefit/(Provision) for Income Taxes.

Income tax expense for the three months ended March 31, 2016 was approximately $0.8 million, representing an effective tax rate of (13.1)%, compared to an income tax expense for the three months ended March 31, 2015 of approximately $8.4 million, representing an effective tax rate of (240.2)%.  Income tax expense for the three months ended March 31, 2015 was impacted by approximately $7.8 million related to an increase in our valuation allowance on deferred tax assets, as we have determined that it is more likely than not that the deferred tax assets of our subsidiaries in Italy will not be realized in the foreseeable future.  The change in the effective tax rate is primarily a result of fluctuation of earnings in the various jurisdictions and of losses incurred in the United States and certain foreign jurisdictions for which no income tax benefit has been recorded.  A full valuation allowance is maintained against the income tax benefits generated in the United States and certain foreign jurisdictions (“loss jurisdictions”) due to cumulative losses incurred in those loss jurisdictions, as we cannot conclude that such tax benefits meet the more likely than not threshold for realization. For the three months ended March 31, 2016 and 2015, we incurred a pre-tax loss of approximately $8.4 million and $5.0 million, respectively, in the loss jurisdictions. Accordingly, for the three months ended March 31, 2016 and 2015, we have not recorded income tax benefits for losses incurred or significant income tax expense for income generated for such jurisdictions as such amounts will be offset by the valuation allowance. We operate in an international environment with significant operations in various locations outside of the United States, which have statutory tax rates that are different from the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

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

We earn a significant amount of our operating results outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions.  As of March 31, 2016, we had approximately $36.5 million of cash and marketable securities held in accounts outside the U.S., primarily in Europe. Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses, we could elect to repatriate future earnings from foreign jurisdictions. This could result in higher effective tax rates. We have the ability to borrow funds domestically at reasonable interest rates. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information that could impact our liquidity and capital resources.

Our ratio of current assets to current liabilities was approximately 3:1 at both March 31, 2016 and December 31, 2015. At March 31, 2016, our total working capital decreased by $1.4 million, to $119.1 million from $120.5 million at December 31, 2015. This decrease is primarily due to the following: (1) a decrease of approximately $11.6 million in cash and cash equivalents, primarily attributable to the net effect of our operating activities; and (2) an increase of approximately $2.0 million in accrued expenses, which were all partially offset by an increase of approximately $12.5 million in inventory.

The following table provides a summary of our operating, investing and financing activities as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(11,767)	$(10,889)
Investing activities	(833)	(2,477)
Financing activities	(31)	(10,941)
Effect on cash of changes in exchange rates	1,010	(3,050)
Net decrease in cash and cash equivalents	$(11,621)	$(27,357)

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

2016 compared to 2015. In 2016, our net cash flow used in operating activities was $11.8 million, an increase of $0.9 million from the net cash flow used in operating activities in the three months ended March 31, 2015. This change was primarily driven by the net effect of changes in net working capital and other balance sheet accounts. These changes include increases in operating cash outflows associated with inventory, decreases in operating cash outflows associated with accounts payable (primarily in relation with timing of payments), as well as decreases in operating cash flows associated with other current assets.

Cash Flow from Investing Activities. Our net cash used in investing activities consisted primarily of property, plant and equipment (“PP&E”) expenditures, as well as investments.

In 2016, our PP&E additions were approximately $0.9 million, approximately 48% less than the prior year period, primarily in relation with lower capital expenditures at our FSS Automotive operations.

In 2015, our PP&E additions were approximately $1.8 million, primarily in relation with capital expenditures at our FSS Automotive operations. Additionally, during the three months ended March 31, 2015 time deposits of $5.0 million, which had previously been reimbursed upon expiration, were reinvested in similar instruments, together with an additional $1.0 million.

Cash Flow from Financing Activities. Our capitalization and financing strategy is intended to ensure that we are properly capitalized with the appropriate level of debt and available credit.

In 2015, our financing activities refer mostly to the repurchase of treasury shares of approximately $10.9 million in connection with the program approved by our Board of Directors on November 3, 2014.

Credit Agreements

Information about our credit agreements, borrowings, existing lines of credit, can be found in Note 10– Debt Payable, in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements.

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

We prepared sensitivity analyses to determine the impact of hypothetical changes in foreign currency exchange rates on our results of operations. The foreign currency rate analysis assumed a uniform movement in currencies by 10% relative to the U.S. Dollar on our results. Based upon the results of these analyses, a 10% change in currency rates would have resulted in an increase or decrease in our earnings for the three months ended March 31, 2016 by approximately $0.4 million. We may seek to hedge our foreign currency economic risk by minimizing our U.S. dollar investment in foreign operations using foreign currency term loans to finance our foreign subsidiaries when necessary. The term loans are denominated in local currencies and translated to U.S. dollars at period end exchange rates.

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

Internal Control Over Financial Reporting

Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The risk factors contained in that report could materially affect our business, financial position and results of operations.  Except as set forth below, there are no material changes from the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we did not sell any equity securities not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report:

2.1

Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 6, 2016, by and among Fuel Systems Solutions, Inc., Westport Innovations Inc. and Whitehorse Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on March 7, 2016).

3.1

Amended and Restated Certificate of Incorporation of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

3.2	Bylaws of Fuel Systems Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 2, 2013).
10.1

Employment Contract, dated February 17, 2016, between M.T.M. Srl and Andrea Alghisi (English translation) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 3, 2016).

10.2

Second Amendment to Retirement Agreement, dated April 30, 2016, between Mariano Costamagna, Fuel Systems Solutions, Inc. and MTM S.r.L. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 5, 2016).

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

FUEL SYSTEMS SOLUTIONS, INC.
Date: May 9, 2016	By:	/s/ PIETRO BERSANI
Pietro Bersani
Chief Financial Officer and a duly authorized officer